Form 10-K
period 2017-12-31
CENTURY CASINOS INC /CO/
filed 2018-03-09
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2017

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

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, based upon the closing price of $7.37 for the Common Stock on the Nasdaq Capital Market on that date, was $160,852,424. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 1, 2018, the registrant had 29,362,768 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

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

PART I

As used in this report, the terms “Company,” “we,” “our,” or “us” refer to Century Casinos, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

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

Canada

Net operating revenue from our Canada segment was $57.7 million, or 37%, of our total net operating revenue for the year ended December 31, 2017.

•

Century Casino & Hotel – Edmonton, Alberta, Canada (“CRA” or “Edmonton”).  We opened this wholly-owned casino in November 2006 and the attached hotel in March 2007. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 800 ticket in/ticket out (“TITO”) slot machines, 35 tables (including a 24-hour poker room) and 22 video lottery terminals. In addition, the property has 26 hotel rooms, a 10,700 square foot showroom that can seat approximately 450 customers, a 3,000 square foot showroom that can seat approximately 200 customers, where we host Yuk Yuks Comedy Club comedic performances, two restaurants, three bars, 600 surface parking spaces and a complimentary underground heated parking garage with 300 additional spaces.

•

Century Casino St. Albert – Edmonton, Alberta, Canada (“CSA” or “St. Albert”).  We acquired this wholly-owned casino in October 2016. St. Albert is located 13 miles from CRA. The casino includes 407 TITO slot machines, 11 tables and 15 video lottery terminals. In addition, the property has a restaurant, a bar, a lounge, a banquet facility and 567 surface parking spaces.

•

Century Casino Calgary – Calgary, Alberta, Canada (“CAL” or “Calgary”). We acquired this wholly-owned casino in January 2010. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 504 TITO slot machines, 18 tables, 25 video lottery terminals and a full service off-track betting parlor. In addition, the property has a restaurant, a lounge, a 1,000 square foot showroom that can seat approximately 100 customers, a 30 lane bowling alley, an 18 hole miniature golf course, 465 owned surface parking spaces and 41 leased surface parking spaces neighboring the casino.

•

Century Downs Racetrack and Casino – Calgary, Alberta, Canada (“CDR” or “Century Downs”). Our subsidiary Century Casinos Europe GmbH (“CCE”) owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino, which in turn owns and operates a Racing and Entertainment Center (“REC”). The REC, which opened in April 2015, is located 17 miles from CAL and 4.5 miles from the Calgary International Airport. The casino includes 590 TITO slot machines and 10 video lottery terminals. In addition, the property has a 5.5 furlong (0.7 mile) racetrack, a bar, a lounge, a restaurant facility, an off-track betting area, an entertainment area and 700 surface parking spaces. We hold a minimum of 100 racing days per year during the horse racing season from March through November, and we host both standardbred and thoroughbred horse races. CDR is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

•

Century Bets! Inc. – Calgary, Alberta, Canada (“CBS” or “Century Bets”). Our subsidiary CCE formed Century Bets! Inc. in January 2015 and owns 75% of its outstanding shares. CBS operates the southern Alberta pari-mutuel network consisting of the sourcing of common pool pari-mutuel wagering content for racetracks throughout North America and world-wide. As of March 8, 2018, CBS provides pari-mutuel wagering content and live video to 15 off-track betting parlors throughout southern Alberta and has agreements with over 90 racetracks worldwide to broadcast races through the off-track betting network. CBS is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

•

Century Mile Racetrack and Casino – Edmonton, Alberta, Canada (“CMR” or “Century Mile”). In September 2016, we were selected by Horse Racing Alberta (“HRA”) as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile Racetrack and Casino.  In March 2017, we received approval for the Century Mile project from the Alberta Gaming and Liquor Commission (“AGLC”). Century Mile will be a one-mile horse racetrack and a multi-level REC. The multi-level REC is expected to have 550 slot machines, restaurants, bars, delis, an off-track betting parlor and grandstand. We expect to hold a minimum of 100 racing days per year. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. Century Mile will be approximately 30 miles from both CRA and CSA. We estimate that this project will cost approximately CAD 60.0 million ($47.8 million based on the exchange rate in effect as of December 31, 2017)  and that it will be completed in early 2019.  We will finance the project with $25.0 million of the $34.4 million received from the common stock offering we completed in November 2017. The balance of the Century Mile construction will be financed through new credit facilities or with available cash.

United States

Net operating revenue from our United States segment totaled $32.2 million, or 21%, of our total net operating revenue for the year ended December 31, 2017.

•

Century Casino & Hotel – Central City, Colorado (“CTL” or “Central City”).  We opened this wholly-owned casino and hotel in July 2006, as part of a joint venture in which we owned a 65% interest. On December 31, 2007, we acquired the remaining 35% interest in the joint venture. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over 3.0 million people. Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. The facility has 496 TITO slot machines, seven tables, 26 hotel rooms, a bar, two restaurants and a 500 space on-site covered parking garage.

•

Century Casino & Hotel – Cripple Creek, Colorado (“CRC” or “Cripple Creek”). We have owned and operated this wholly-owned casino and hotel since 1996. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 700,000 people. The facility has 442 TITO slot machines, six tables, 21 hotel rooms, two bars, a restaurant and 271 surface parking spaces neighboring the casino.

Poland

Net operating revenue from our Poland segment totaled $59.8 million, or 39%, of our total net operating revenue for the year ended December 31, 2017.

•

Casinos Poland – Poland (“CPL” or “Casinos Poland”).  In March 2007, our subsidiary CCE acquired 33.3% of the outstanding shares of Casinos Poland Ltd. In April 2013, CCE increased its ownership interest in CPL to 66.6% and we began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest.

CPL has been in operation since 1989 and is the owner and operator of casinos throughout Poland.  The following table summarizes information about the casinos that CPL operated as of December 31, 2017.

City	Population	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	September 2022	70	26
Warsaw	1.7 million	Hilton Hotel	April 2019	70	24
Krakow	755,000	Dwor Kosciuszko Hotel	March 2018	64	7
Lodz	769,000	Manufaktura Entertainment Complex	February 2018	59	7
Poznan	570,000	Hotel Andersia	April 2018	60	8
Plock	127,000	Hotel Plock	February 2018	52	4

Casino licenses are granted for six years. When a casino license expires, the Polish Minister of Finance notifies the public of its availability, and interested parties can submit an application for the casino license. Following approval of a casino license by the Minister of Finance, there is a period in which applicants can appeal the decision. The licenses for our Lodz and Plock casinos expired in February 2018, the license for our Krakow casino expires in March 2018, and the license for our Poznan casino expires in April 2018. CPL has submitted or will submit applications for casino licenses in these cities.

In October 2017, we were awarded casino licenses expiring in 2023 for the Polish cities of Katowice, Bielsko-Biala and Wroclaw. The license awards were appealed by our competitors, and the appeals have been dismissed by the Minister of Finance.  In January 2018, we opened the Bielsko-Biala casino, which has 50 slot machines and five tables.  We expect the Katowice and Wroclaw casinos will open in the second quarter of 2018 with 62 slot machines and 14 tables and 70 slot machines and 18 tables, respectively.

Corporate and Other

Net operating revenue from our Corporate and Other segment totaled $4.4 million, or 3%, of our total net operating revenue for the year ended December 31, 2017.

•

Cruise Ships. Through concession agreements with TUI Cruises, Windstar Cruises,  Marella Cruises (formerly Thomson Cruises) and Diamond Cruise International Co., Ltd. (“Diamond”), we operate 14 ship-based casinos. The concession agreement with Windstar Cruises also gives us the exclusive right to install and operate casinos onboard any new ships built or acquired by Windstar Cruises. We operate a total of 236 slot machines and 43 tables onboard the 14 ships. The following table summarizes information about the ship-based casinos that we operate.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	17	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	17	1
TUI Cruises	Mein Schiff 6	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	11	2
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	12	2
Marella Cruises	Marella Discovery	17	3
Diamond Cruise	Glory Sea	28	17

The Mein Schiff 1  and Mein Schiff 2 will be transferred from the TUI Cruises fleet to another cruise line in April 2018 and February 2019, respectively, at which time the concession agreements for these two vessels will end.

We began operating the ship-based casino onboard the Mein Schiff 6, a new 2,500 passenger cruise ship in May 2017.

In July 2016, we entered into a cooperation agreement with Dynamic Partners International, Ltd. (“Dynamic”) regarding the operations of the ship-based casino onboard Glory Sea. Both parties terminated this agreement in November 2017, and we charged the outstanding $0.3 million related to obtaining this agreement to operating costs and expenses on our consolidated statement of earnings for the year ended December 31, 2017.  We will continue to operate the ship-based casino onboard the Glory Sea. However, Dynamic will no longer market and promote the casino to VIP players.

In March 2015, we mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate our concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”). We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, we received $4.0 million in June 2015, which we recorded on our consolidated statement of earnings under operating revenue net of $0.6 million in assets that were sold to Norwegian as part of the Termination Agreement.

In March 2015, in connection with the Termination Agreement with Norwegian, we entered into a two-year consulting agreement with Norwegian that became effective June 1, 2015. Under the consulting agreement, we provided limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million payable $250,000 per quarter through May 2017.

•

Mendoza Central Entretenimientos S.A. (“MCE”). In October 2014, our subsidiary CCE purchased 7.5% of the shares of MCE for $1.0 million. The shares are reported on our consolidated balance sheet using the cost method of accounting. MCE has an exclusive agreement with the Instituto Provincial de Juegos y Casinos (“IPJC”) to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. MCE leases 600 TITO slot machines to Casino de Mendoza. CCE has appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which we did not exercise. In addition, CCE and MCE have entered into a consulting services agreement pursuant to which CCE provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

•

Saw Close Casino Ltd. (“SCCL”). In June 2017, our subsidiary CCE acquired casino licenses held by Saw Close Casino Ltd. in Bath, England (the “SCCL License Acquisition”). We are planning to develop and operate a 15,000 square foot casino using the casino licenses. The casino is expected to include 36 slot machines, 20 table games and 48 automated live gaming terminals. The purchase price for the license acquisition was GBP 0.6 million ($0.8 million based on the exchange rate in effect on December 31, 2017), of which GBP 0.1 million ($0.1 million based on the exchange rate in effect on June 20, 2017) was paid at closing, GBP 0.2 million ($0.3 million based on the exchange rate in effect on December 22, 2017) was paid after the receipt of regulatory and governmental approvals, and GBP 0.3 million ($0.4 million based on the exchange rate in effect on December 31, 2017) is subject to the opening of the casino. In addition, we assumed liabilities in the amount of GBP 0.2 million ($0.3 million based on the exchange rate in effect on December 31, 2017) that are repayable if certain performance criteria are met once the casino is in operation. We also have deposited GBP 0.8 million ($1.1 million based on the exchange rate in effect on December 31, 2017) into an escrow account to secure performance of certain obligations under the lease agreements with the landlord of the property that will be released in connection with work performed by SCCL to fit out the casino. We estimate construction and fitting out of the casino will cost an additional GBP 5.5 million ($7.4 million based on the exchange rate in effect on December 31, 2017) and that the casino will open in the second quarter of 2018. We are financing the project with GBP 2.0 million ($2.7 million based on the exchange rate in effect on December 31, 2017) financed through a loan from UniCredit Bank Austria AG (“UniCredit”) and with available cash.

•

Hilton Aruba Caribbean Resort & Casino Management Agreement. We had a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino, for which we received a monthly management fee. The management agreement ended on November 30, 2017. We do not expect the expiration of this management agreement to have a material effect on our results of operations.

Additional Projects and Other Developments

We are exploring an expansion at Century Casino & Hotel Cripple Creek to provide additional hotel rooms for our existing casino and hotel.

In August 2017, we announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, we had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé.  In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. CCE entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if the license is awarded. CCE will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

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

Marketing and Competition

We face intense competition from other casinos within the jurisdictions in which we operate. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs, enhancement of social networking initiatives and other marketing efforts. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including internet, television, radio, print and billboard advertising. Our marketing focuses on competition and other facts and circumstances of each market area in which we operate. Our primary marketing strategy centers on attracting new customers and rewarding repeat customers through our players’ club programs. All visitors to our properties are offered the opportunity to join our players’ club. We maintain a proprietary database that consists primarily of slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, downloadable promotional credits, preferred parking, food, lodging, game tournaments and other special events. In Colorado, our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. We have designed reward programs based on total amount wagered and frequency of visits to reward customer loyalty and attract new customers to our properties. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events.

Canada

•

Edmonton - The Century Casino & Hotel in Edmonton, Canada and Century Casino St. Albert have  six competitors (five casinos and one REC) in the Edmonton market. The distance between our properties is approximately 13 miles. We do not believe that our properties compete against one another for customers. The REC that is currently operating in the Edmonton market will close before we complete the Century Mile project. As a result, we do not anticipate that the opening of Century Mile will increase competition in the Edmonton market.

▪

Century Casino & Hotel in Edmonton – This property is one of two casinos in Edmonton that have both a hotel and showrooms. The property’s showrooms allow us to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. In addition, the property is the only casino in the Edmonton market to offer a heated and complimentary parking garage. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and as a provider of a sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately six miles away.

▪

Century Casino St. Albert –This property is located in St. Albert, the second largest city in the Edmonton capital region. The closest competitor is located approximately five miles away. Our main marketing focus is our distinct casino branding, the players’ club program and promotions made through various marketing channels such as print, mail and social media. The property positions itself as a fine entertainment venue with an excellent restaurant, a small concert and event venue and a well-appointed gaming floor.

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

▪

Century Casino Calgary – Unique to this property is a 30 lane bowling alley, an 18 hole miniature golf course, an amusement arcade, a lounge and a showroom. Using numerous forms of media, such as print, radio, mail and social media, we concentrate our marketing on the casino floor, the players’ club and the bowling and miniature golf entertainment center.  This property is located in an industrial area approximately three miles from downtown Calgary with the closest competition located three blocks away.

▪

Century Downs – Unique to this property is a 5.5 furlong (0.7 mile) horse racetrack. Using numerous forms of media, such as radio, television and billboards, we concentrate our marketing on the casino floor, the players’ club and racetrack. This property is located one mile north of the city limits of Calgary, one mile from the Crossiron Mills Mall and 4.5 miles from the Calgary International Airport with the closest competition located approximately 13 miles away.

•

Century Bets - Century Bets is the exclusive operator of the southern Alberta pari-mutuel network. In addition to permitting customers to place wagers at off-track betting locations, the network offers advance deposit wagering for online wagering.

United States

Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2017, there were 12 active casino licensees operating in Cripple Creek, 6 active casino licensees operating in Central City and 15 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes”, which restricts any single wager to a current maximum of one hundred dollars.

The cities of Central City and Black Hawk are adjoining small mountain tourist towns, located approximately one mile apart. Central City and Black Hawk compete with one another for market share, and we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 57% of the total gaming devices in Colorado in 2017 and approximately 76% of total gaming revenues in Colorado in 2017.

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

Poland

There are 52 casino licenses available throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, CPL’s marketing has focused on advertising the entertainment possibilities at each casino, such as concerts and parties. CPL also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, five other casinos in the Warsaw district compete with our Warsaw casinos. The Polish Minister of Finance does not disclose individual casino data. Changes to the Polish gaming law that went into effect in April 2017 legalize online gaming and reintroduce slot arcades through a state run company.  We expect that online gaming and the slot arcades will begin operating in 2018 and that the slot arcades will be located in many of the cities in which our casinos are located, which may increase competition for our casinos.

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

•

Bath, England – The city of Bath does not presently have any casinos. Saw Close Casino will be the only casino in the city. No additional casino licenses can be created in, or moved to, Bath without new legislation by the British Parliament. The casino will be located in a new development in the center of Bath’s evening leisure district adjoining the Komedia Club and opposite the Theatre Royal. In addition to the casino, the development will consist of a new 4-star boutique hotel with 147 rooms and two ground floor restaurants. The closest competition is three casinos located in Bristol, 13 miles away.

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

•	Argentina – The Mendoza market has a slight seasonal increase from January through March due to increased tourism.

•	Bath, England – Bath attracts tourists year round with an increase in the summer months as well as late November through early December with the Christmas market.

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

The AGLC requires all gaming operations to be licensed but only allows a certain number of licenses to be granted. All available licenses have currently been granted and the AGLC has an indefinite moratorium on new casinos and RECs. If the AGLC increases the number of licenses available in the future, applicants for a gaming license must submit an application and run through a detailed approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. At Edmonton and Calgary,  our licenses must be renewed every five years, with the next renewals scheduled for 2018 for both casinos. At Century Downs and St. Albert, our licenses must be renewed every two years, with the next renewals scheduled for 2018. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed. The failure or inability of our casinos, or the failure or inability of others associated with these casinos, to maintain necessary gaming licenses or approvals for our casinos would have a material adverse effect on our operations.

The AGLC allows casinos to operate slot machines and table games a daily maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m. and to operate casino poker rooms 24 hours a day. Casinos and RECs may permit only individuals 18 or older to gamble in the casino. The AGLC permits slot machines, video lottery terminals, baccarat, blackjack, poker, craps and roulette. There is a maximum single bet of $2,000 on table games and a maximum table aggregate bet of $12,000 on baccarat. There is also a maximum denomination bet of $5 for slot machines with a maximum single bet of $125.

The AGLC provides casinos with slot machines, slot technicians and personnel to administer table game counts. In return, casino licensees provide the AGLC with a place to operate slot machines, market the casinos, and provide table game dealers, slot attendants, security and surveillance. Casino licensees do not incur lease expenditures to the AGLC. In lieu of these lease expenses and other expenses associated with operating slot machines (i.e. equipment and personnel), casino licensees retain only a portion of net sales. Net sales, as defined by the AGLC, are calculated as cash played, less cash won, less the cost to lease the equipment, if applicable. At our Edmonton, St. Albert and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which it allocates 15% to charities designated by the AGLC and 70% to the Alberta Lottery Fund. At Century Downs, the AGLC retains 40% of slot machine net sales,  which are allocated to the Alberta Lottery Fund. For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC, with the exception of St. Albert, from which we allocate 35% of our net win to a charity designated by the AGLC. For poker and craps, we are required to allocate 25% of our net win to the charity. We record our revenue net of the amounts retained by the AGLC or allocated to the AGLC-designated charity or the Alberta Lottery Fund.

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

The HRA’s portion of slot machine net sales retained from Century Downs, which is currently 16.25%, is used to fund animal welfare programs, purses, breed improvement programs, marketing, and administration and backstretch programs. For off-track betting and live racing wagers, CBS and CDR retain approximately 21.5% of each bet, from which they will distribute 5.4% to the HRA, 0.8% to the Canadian Pari-Mutuel Agency and use the remainder to pay expenses related to the conduct of pari-mutuel wagering.

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

The Gaming Commission is empowered to issue six types of licenses. In order to operate a casino, an operator is required to obtain a retail gaming license. Further, under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses. We currently operate under the maximum of three retail gaming licenses in Colorado (Century Casino & Hotel in Cripple Creek operates under two gaming licenses). Licenses must be renewed every two years, with the next renewals scheduled for 2019 for our casinos in Central City and Cripple Creek. In addition, the Gaming Commission has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. The failure or inability of the Century Casino & Hotel in Central City or Cripple Creek, or the failure or inability of others associated with these casinos, to maintain necessary gaming licenses or approvals for the casinos would have a material adverse effect on our operations.

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

Poland

Gaming in Poland is governed by the Minister of Finance, who operates in accordance with Polish gaming law and has the authority to grant casino licenses. Polish gaming law was enacted in 1992. Key items included in Polish gaming law include the following requirements:

•

Slot arcades and online gaming, which will be operated through a state run company, are currently permitted under legislation that became effective in April 2017 and are expected to begin operating in 2018;

•	A maximum of 70 slot machines are allowed per casino;
•	Licenses are not renewable, and licensees must reapply for a license once their current six year license has expired;
•	The gaming tax rate assessed on gross gaming revenue is 50%;
•	Poker cash games are prohibited in Poland, except for authorized poker tournaments; and
•	Under legislation effective in January 2018, casino patrons winning over PLN 2,280 in a single casino visit are subject to personal income tax on the winnings.

Casino licenses in Poland are limited to 52 and are subject to regional limitations. When a casino license expires, the Minister of Finance notifies the public of its availability, and those interested can submit an application for the casino license. Applicants for a gaming license must complete a detailed approval process. Following approval from the Minister of Finance, there is a period in which applicants can appeal the decision. Once the license is awarded, the applicant may operate the casino for six years. In October 2017, we were awarded casino licenses for the Polish cities of Katowice, Bielsko-Biala and Wroclaw. The license awards were appealed by our competitors, and the appeals have been dismissed by the Minister of Finance. We opened the Bielsko-Biala casino in January 2018. Management believes that CPL will open the Katowice and Wroclaw casinos in the second quarter of 2018. The casino licenses for the Plock, Krakow and Lodz casinos expire in the first quarter of 2018, and the casino license for the Poznan casino will expire in the second quarter of 2018. CPL has submitted or will submit applications for casino licenses in these cities.  The Minister of Finance monitors the casino operator and its compliance with all requirements. In the event of a violation, the Minister of Finance can assess charges and, in certain cases, withdraw casino licenses.

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

•	Bath, England – Gaming in England is governed by the Gambling Commission, operating in accordance with the Gambling Act of 2005.

The laws and regulations of the Gambling Commission seek to keep gambling crime free, ensure that gambling is conducted in a fair and open way, and protect children and other vulnerable people from being harmed or exploited by gambling. Casino operators must create corporate policies and procedures in compliance with the Gambling Commission’s License Conditions and Codes of Practice and other industry guidance. Operators must commit to conducting their licensing activities with integrity, maintaining a responsible gaming provision, providing regular training to advise and guide staff as well as ensuring that a healthy, responsible and informed environment is maintained.

In order to operate a casino, an operator is required to obtain an operating license, personal licenses and a premises license from the Gambling Commission. The operator must pay an annual fee to maintain an operating license, and the license may be suspended or revoked. Personal licenses are granted to individuals responsible for activities at licensed gambling operators and are renewed every five years. A premises license is granted to operate a casino on certain premises. Currently, no additional premise licenses can be awarded under the Gambling Act of 2005.

The Gambling Act of 2005 sets the gambling duty rate based on the type of gambling and gross gaming yield of the casino premises. The gaming duty rate is scaled from 15% to 50% based on the gross gaming yield in a three-month period.

The Gambling Act of 2005 requires that a personal declaration be completed by any stockholder holding a 10% or greater interest in a company that owns a casino. In addition, the Gambling Commission also requires that the company list all stockholders with a 3% or greater interest in the company.

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

Employees

As of December 31, 2017, we had approximately 1,554 full-time employees and 356 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. Approximately 243 employees at our CPL casinos in Poland belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees at CPL require approval of the unions.

Executive Officers of the Company

Name	Age	Position Held
Erwin Haitzmann	64	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	55	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	56	Executive Vice President, Principal Financial/Accounting Officer and Secretary
Andreas Terler	49	Managing Director of Century Casinos Europe GmbH, Vice President Operations and Chief Information Officer
Nikolaus Strohriegel	49	Managing Director of Century Casinos Europe GmbH and Vice President Operations

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

Nikolaus Strohriegel received a Masters degree from the University of Vienna, Austria (1996). Mr. Strohriegel is currently overseeing our operations in Poland and the Saw Close Casino project. Mr. Strohriegel has been employed by us since 2007. He has served as Managing Director of CCE since January 2009 and Vice President of Operations since March 2017.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at https://www.cnty.com/corporate/investor-relations/sec-filings as soon as reasonably practicable after such report has been filed with, or furnished to, the SEC. None of the information posted to our website is incorporated by reference into this report.

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

We face intense competition from other casinos in jurisdictions in which we operate. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs and other marketing efforts. For example, for CRA, we emphasize the casino’s showroom, complimentary heated parking, players’ club program, and superior service. These marketing efforts may not be successful, which could hurt our competitive position.

The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. We are particularly vulnerable to competition in Colorado and Poland due to the large number of competitors in those markets. Internet gaming or other gaming opportunities that become available in our markets could also attract players that might otherwise have visited our casinos. At the end of 2016, the gaming law in Poland was changed to permit Internet gaming and slot arcades through a state run company, effective April 2017. The changes have not yet been implemented. We expect online gaming and the slot arcades to begin operating in 2018. Once they begin operations, these changes could increase competition and adversely affect our results of operations. Capital expenditures, such as those for new gaming equipment, room refurbishments and amenity upgrades may be necessary from time to time to preserve the competitiveness of our properties. If we are not successful in making these improvements, our facilities may be less attractive to our visitors than those of our competitors, which could have a negative impact on our business.

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could harm our business.

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. At CRA and CAL, our licenses must be renewed every five years, with the next renewals scheduled for 2018. At Century Downs and St. Albert and in Colorado, our licenses must be renewed every two years, with the next renewals scheduled for 2018 for Century Downs and St. Albert and 2019 for Central City and Cripple Creek. In Poland, gaming licenses are granted for six year periods and are not renewable. When a gaming license in Poland expires, any gaming company can apply for the license and there can be no guarantee that we will be granted a new license at our existing casinos. The licenses for our Lodz and Plock casinos expired in February 2018, the license for our Krakow casino expires in March 2018, and the license for our Poznan casino expires in April 2018. We may not be able to obtain license renewals or approvals of new licenses. Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could force us to terminate operations at an existing gaming facility, either on a temporary or permanent basis, could result in us being fined or could prohibit us from successfully completing a project in which we invest. Closing facilities or an inability to expand may have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results or cause us to record an impairment of our assets. In Poland, changes to the gaming law that went into effect in April 2017, but have not yet been implemented, legalized online gaming and reintroduced slot arcades that will be operated through a state run company. We expect the online gaming and slot arcades to begin operating in 2018. Once they begin operation, these changes could increase competition and adversely affect our results of operations. In addition, there is uncertainty surrounding future legislative changes that the U.S. Congress could impose relating to gaming, including potential changes to online gaming or sports betting laws. Any newly adopted gaming laws in the U.S. or other jurisdictions in which we operate could have an adverse impact on our financial position and results of operations.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform laws or policies could materially affect our financial position and results of operations.

We are subject to taxation at the federal, state, provincial and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and included significant changes to the U.S. Internal Revenue Code, including, among other items, a reduction of the federal corporate tax rate from 35% to 21%, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and the creation of new taxes on certain foreign earnings. These changes are complex and will require the Internal Revenue Service (“IRS”) to issue interpretations and regulations that may significantly impact how the Tax Act is applied and ultimately may impact our results of operations.  If there are significant interpretations and regulations issued related to the Tax Act that would increase the tax rates on future U.S. or foreign earnings, these changes could have a material adverse effect on our effective tax rate, financial condition, results of operations and cash flows.

We face extensive taxation from gaming and regulatory authorities. Potential changes to the tax laws in the jurisdictions in which we operate may adversely affect the results of our operations.

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, provincial and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado established by the Colorado Gaming Commission is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. At our Edmonton, St. Albert and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which the AGLC allocates 15% to licensed charities and 70% to the Alberta Lottery Fund. For all table games in Alberta, Canada, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC, with the exception of our St. Albert casino, for which we are required to allocate 35% of our net win to a charity designated by the AGLC. For poker and craps in Alberta, Canada, we are required to allocate 25% of our net win to the charity. At Century Downs, the AGLC and HRA retain 56.25% of slot machine net sales, which are allocated to and used by the Alberta Lottery Fund and by HRA to fund purses, marketing, administration and animal welfare and other programs. Any change to the agreement between the AGLC and HRA on the division of the slot machine net sales at Century Downs could negatively impact our revenue, as HRA may increase the amount it retains in order to offset increased retention from the AGLC. The Polish Minister of Finance assesses a gaming tax rate on gross gaming revenue of 50%. In Poland, under legislation enacted in late 2017 and effective in January 2018, casino patrons winning over PLN 2,280 in a single casino visit are now subject to personal income tax on their winnings, which could adversely affect our casino patronage and our results of operations. In addition, negative economic conditions could intensify the efforts of federal, state, provincial and local governments to raise revenues through increases in gaming taxes or introduction of additional gaming opportunities.

We may be unable to obtain the capital necessary to fund our operations or potential acquisitions.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development. While we have a significant amount of cash currently on hand, we may not be able to obtain funding when we need it on favorable terms or at all. We are currently constructing the Century Mile horse racing facility in the Edmonton market area, which we estimate will cost approximately CAD 60.0 million  ($47.8 million based on the exchange rate in effect as of December 31, 2017). We plan to finance this project with $25.0 million received from an equity offering in November 2017, loans under our existing or additional credit facilities and available cash. If we are unable to finance our current or future expansion projects, such as the Century Mile, Saw Close Casino Ltd., and Cripple Creek Palace Hotel projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. The availability of financing may be impacted by local, regional and global economic, credit and stock market conditions, all of which have been volatile. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and, if it involves equity, may be highly dilutive to our stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to reduce, dispose of or eliminate certain operations.

Our financing agreements in Canada impose restrictive covenants that limit our operating flexibility, and a default could have a material adverse effect on us.

Our various credit agreements require us to adhere to a number of significant financial covenants and for the Company to guaranty the debt of our subsidiaries. These restrictions limit the ability of our subsidiaries in Canada to incur additional debt, obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. A breach of any covenant in any of our credit agreements would result in an event of default under that agreement after any applicable grace periods. An event of default, if not waived or cured, could cause the lender to accelerate the repayment of all outstanding amounts due under the agreement, foreclose on the security granted under the agreement and enforce the Company’s obligations under its guarantee. There can be no assurances that we or our subsidiaries would be able to obtain a waiver of an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation if a default occurred. Any such occurrences could have a material adverse effect on us.

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

We may experience construction delays during our expansion or development projects, including the development and construction costs associated with the Century Mile project in Edmonton and the Saw Close Casino project in Bath, which could adversely affect our operations.

From time to time we may commence construction projects at our properties. Construction on the Century Mile project in Edmonton, Alberta, Canada commenced in July 2017, and we expect to open the REC in early 2019. Construction on the Saw Close Casino project in Bath, England commenced in October 2017, and we expect to open the casino in the second quarter of 2018. We may engage in additional construction projects in the future. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Most of these factors are beyond our control.

Our current and future projects could also experience:

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals;
•	changes to plans and specifications (some of which may require the approval of regulatory agencies);
•	delays and significant cost increases;
•	shortages of materials;
•	shortages of skilled labor or work stoppages for contractors and subcontractors;
•	labor disputes or work stoppages;
•	disputes with and defaults by contractors and subcontractors;
•	health and safety incidents and site accidents;
•	engineering problems, including defective plans and specifications;
•	poor performance or nonperformance by our partners or other third parties on whom we place reliance;
•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming and other facilities, real estate development or construction projects;
•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;
•	environmental issues, including the discovery of unknown environmental contamination;
•	weather interference, floods, fires or other casualty losses; and
•	other unanticipated circumstances or cost increases.

The occurrence of any of these development and construction risks could increase the total costs of our construction projects, including the Century Mile or Saw Close Casino projects, or delay or prevent the construction or opening or otherwise affect the design and features of our construction projects. This could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations. In addition, construction at our operating casinos may disrupt our customers’ experience and cause a decline in our revenue.

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

Development activities such as the Century Mile and SCCL projects involve substantial risks, such as uncertainties regarding our ability to secure various licenses, permits and government authorizations, and expenses related to such activities, as well as the risks of potential cost over-runs, construction delays and market deterioration.

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

Our information technology and other systems that maintain and transmit customer information, or those of service providers, or our employee or business information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or by actions or inactions by our employees. As a result, information of our customers, third party service providers or business partners or our employee or business information may be lost, disclosed, accessed or taken without their or our consent. Non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in a loss of customers and subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. Our insurance does not cover cyber security incidents. The loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition. Furthermore, a cyber security breach could have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition.

We may be adversely affected by reductions in discretionary consumer spending as a result of consumer concerns over economic conditions, homeland security, terrorism and war.

Our business may be adversely affected by international, national and local economic and political conditions. From time to time, the volatile global economic environment has had negative effects on our business because our business is largely impacted by discretionary consumer spending. Reductions in discretionary consumer spending or changes in consumer preferences brought about by factors such as increased unemployment, perceived or actual deterioration in general economic conditions, housing market instability, perceived or actual decline in disposable consumer income and wealth, and changes in consumer confidence in the economy could reduce customer demand for the leisure activities we offer and may adversely affect our revenue and operating cash flow. For example, Alberta, is Canada’s largest oil and gas producer and a decrease in oil and gas prices could create higher unemployment and reduce discretionary consumer spending at our Canadian casinos.

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

There are 243 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL but changes in pay for union employees at CPL require approval from the trade unions. A lengthy strike or other work stoppage at our casino properties in Poland could have an adverse effect on our business and results of operations. Our employees in the U.S. and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

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

We have invested $1.0 million in capital in the MCE project located in Argentina. In addition, we have a Consulting Services Agreement with MCE in which CCE is receiving a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA. Argentina has implemented currency controls within the country that could limit our ability to repatriate our initial capital, the consulting service fee, or other funds.

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

We have $275 million of tangible and intangible assets, including $15 million of goodwill, $15 million in casino licenses, $2 million in trademarks and $153 million in property and equipment as of December 31, 2017. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge.

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

A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Risks Related to Our Common Stock

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the U.S. on the Nasdaq Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the Nasdaq Capital Market in 2016 and 2017 varied from a high of $9.85 to a low of $5.34.

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

Gaming authorities in the U.S., Canada and the United Kingdom generally can require that any beneficial owner of our common stock and other securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability, and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities available at each of our casinos as of December 31, 2017:

Summary of Property Information

Property	Segment	Casino Space Sq. Ft.	Acreage	Number of Slot Machines	Number of Video Lottery Terminals	Number of Tables	Number of Off-Track Betting Parlors
Century Casino & Hotel – Edmonton	Canada	31,500	6	800	22	35	0
Century Casino – St. Albert	Canada	13,600	7.1	407	15	11	0
Century Casino – Calgary	Canada	20,000	8	504	25	18	1
Century Downs Racetrack and Casino	Canada	22,000	57.3	590	10	0	1
Century Bets! Inc. (1)	Canada	0	0	0	0	0	17
Century Casino & Hotel – Central City	United States	22,350	1.3	496	0	7	0
Century Casino & Hotel – Cripple Creek	United States	19,600	3.5	442	0	6	0
Casinos Poland – Poland (2)	Poland	45,300	0	375	0	76	0
Cruise Ships (total of 14) (3)	Corporate and Other	16,700	0	236	0	43	0
Mendoza Central Entretenimientos S.A. (4)	Corporate and Other	23,000	0	600	0	0	0

(1) Century Bets! Inc. runs the pari-mutuel network in southern Alberta. The off-track betting parlors are located throughout southern Alberta, including in Century Casinos – Calgary and Century Downs Racetrack and Casino.

(2)  As of December 31, 2017, Casinos Poland operated six separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Overview of Operations - Poland” in Item 1, “Business” of this report.

(3) Operated under concession agreements. We do not own the ships on which our casinos operate.

(4) Operated under a consulting services agreement. We do not own the building in which the casino operates.

Each of the locations listed in the table above are wholly-owned by us except for Century Downs Racetrack and Casino, Century Bets! Inc., the casinos operated by Casinos Poland, the cruise ships and Mendoza Central Entretenimientos S.A.

As of December 31, 2017, the Century Casino & Hotel in Edmonton, Century Casino St. Albert and Century Casino in Calgary and our 75% interest in Century Downs are pledged as collateral for our obligations under a mortgage with the Bank of Montreal. As of December 31, 2017, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland was used to secure a bank guarantee with mBank. See Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Additional Property Information

Century Casino Calgary – In addition to the property described above, we lease approximately 13,049 square feet of land at our property in Calgary for additional parking.

Century Downs Racetrack and Casino – The land on which the REC is located was sold by CDR to 1685258 Alberta Ltd. (“Rosebridge”) prior to our acquisition of our ownership interest in CDR. CDR leases from Rosebridge the 57.3 acres on which the REC is located.

Century Bets – Century Bets leases approximately 250 square feet of office space from Century Casino & Hotel Edmonton and 80 square feet of office space from Century Casino Calgary for administrative purposes.

Corporate Offices – We lease approximately 5,700 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Item 3. Legal Proceedings.

We are not a party to any pending litigation that, in management’s opinion, could have a material effect on our financial position or results of operations except as follows.

Since 2011, the Polish IRS has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through December 31, 2017, CPL has paid PLN 9.4 million ($2.9 million) to the Polish IRS related to these audits. As a result of one court decision currently on appeal, which is scheduled to be heard in April 2018, CPL’s tax records for 2009 remain open for audit.

The Polish IRS did not conduct a tax audit for the period from January 1, 2010 to November 30, 2010, and the statute of limitations has passed for an audit to be conducted. As a result, we adjusted our contingent liability related to the CPL taxes to remove the estimated taxes accrued for the 2010 tax year. The adjustment reduced the contingent liability by PLN 3.4 million ($0.9 million) in December 2015 and was recorded as gain on foreign currency and other on our consolidated statement of earnings during the fourth quarter of the year ended December 31, 2015. In June 2017, the Polish IRS began a tax audit of 2012 and 2013. The audit was completed in August 2017. CPL estimates that it will be required to pay PLN 4.8 ($1.4 million based on the exchange rate in effect on December 31, 2017) related to this audit. The Polish IRS has not issued an official decision on this audit and no payment will be made until the decision is issued. CPL plans to file an appeal if the tax decision would result in a payment to the Polish IRS.

The balance of the potential contingent liability on our consolidated balance sheet for all open periods as of December 31, 2017 is PLN 6.3 million ($1.8 million based on the exchange rate in effect on December 31, 2017). We have evaluated the contingent liability recorded on our consolidated balance sheet as of December 31, 2017 and have concluded that it is properly accrued in light of our estimated obligation related to personal income tax on tips as of December 31, 2017. Additional court decisions and other proceedings by the Polish IRS may expose us to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable, and we have not recorded any additional obligation related to such taxes as of December 31, 2017. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to our financial position, results of operations and cash flows.

In October 2016, we filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to us in 2013. We are seeking to collect amounts owed to us by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which we acquired the additional 33.3% interest in CPL.  In June 2017, the arbitrator awarded us PLN 1.2 million ($0.3 million based on the exchange rate in effect on December 31, 2017) related to this claim for the periods indicated. LOT Polish Airlines is appealing the decision.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the Nasdaq Capital Market under the symbol “CNTY”.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2012 through December 31, 2017, and compares it to the cumulative total return on the Nasdaq and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2012, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/12	12/13	12/14	12/15	12/16	12/17
CNTY	100.00	183.45	177.82	273.94	289.79	321.48
Nasdaq	100.00	138.32	156.85	165.84	178.28	228.63
Dow Jones US Gambling Index	100.00	168.66	133.57	98.95	122.89	167.26

The following table sets forth the low and high sales price per share of our common stock as reported on the Nasdaq Capital Market for the periods indicated.

	2017		2016
	High	Low	High	Low
First Quarter	$8.23	$6.54	$7.80	$5.34
Second Quarter	$8.89	$7.12	$6.96	$5.40
Third Quarter	$8.40	$6.28	$6.93	$5.85
Fourth Quarter	$9.85	$7.50	$8.27	$6.00

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 1, 2018, we had 143 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2017 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2017.

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

	For the year ended December 31,
Amounts in thousands, except for share information	2017 (1)	2016 (2)	2015 (3)	2014	2013 (4)
Results of Operations:
Net operating revenue	$154,069	$139,234	$133,734	$120,048	$104,588
Earnings from operations	14,615	16,165	15,796	2,657	5,483
Net (earnings) loss attributable to non-controlling interests	(1,632)	(4,598)	(1,471)	2,321	106
Net earnings attributable to Century Casinos, Inc. shareholders	6,259	9,215	11,520	1,232	6,181
Adjusted EBITDA (5)	$26,086	$25,762	$22,798	$12,850	$12,685

Basic earnings per share:
Earnings from operations	$0.59	$0.66	$0.65	$0.11	$0.23
Net earnings attributable to Century Casinos, Inc. shareholders	$0.25	$0.38	$0.47	$0.05	$0.26
Diluted earnings per share:
Earnings from operations	$0.57	$0.66	$0.65	$0.11	$0.23
Net earnings attributable to Century Casinos, Inc. shareholders	$0.24	$0.37	$0.47	$0.05	$0.26

Balance Sheet:
Cash and cash equivalents	$74,677	$38,837	$29,366	$24,741	$27,348
Total assets	274,876	217,838	186,424	187,112	190,303
Long-term debt	56,713	55,609	36,520	37,894	33,738
Total liabilities	87,558	79,254	59,637	64,686	60,853
Non-controlling interests	7,421	6,388	4,737	3,998	7,641
Total Century Casinos, Inc. shareholders' equity	$187,318	$132,196	$122,050	$118,428	$121,809

(1)	In November 2017, we completed an underwritten public offering in which we sold 4,887,500 shares of our common stock and collected proceeds from the offering of $34.4 million.
(2)

In October 2016, we began operation of Century Casino St. Albert. We also adopted Accounting Standard Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) on a prospective basis as of December 31, 2016. As permitted by the standard, no prior periods have been restated in this report. As a result of the adoption of ASU 2015-17, we netted our deferred taxes into a long-term deferred tax asset. As of December 31, 2015, we had deferred tax liabilities of $3.6 million reported on our consolidated balance sheet.

(3)

In April 2015, we began operations of CDR’s casino and racetrack.  In June 2015, we recorded $3.4 million in net operating revenue from the $4.0 million consideration for the early termination of our Oceania and Regent concession agreements net of $0.6 million in assets sold to Norwegian as part of the termination agreement.

(4)

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

(5)	A reconciliation of Adjusted EBITDA to Net earnings attributable to Century Casinos, Inc. shareholders is presented below.

We have not declared or paid dividends in any of the years presented above.

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interests (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time transactions. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“GAAP”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

Management believes that Adjusted EBITDA is a valuable measure of the relative performance of the Company and its properties. The gaming industry commonly uses Adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses Adjusted EBITDA to evaluate and forecast the operational performance of the Company and its properties as well as to compare results of current periods to prior periods. Management believes that presenting Adjusted EBITDA to investors provides them with information used by management for financial and operational decision making in order to understand the Company’s operating performance and evaluate the methodology used by management to evaluate and measure such performance. Management believes that using Adjusted EBITDA is a useful way to compare the relative operating performance of separate reporting segments by eliminating the above mentioned items associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our computation of Adjusted EBITDA may be different from, and therefore may not be comparable to, similar measures used by other companies within the gaming industry.

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2017
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,681	$3,469	$1,280	$(6,171)	$6,259
Interest expense (income), net	3,487	2	105	(25)	3,569
Income taxes (benefit)	3,008	2,128	1,388	(1,964)	4,560
Depreciation and amortization	3,427	2,405	2,747	366	8,945
Net earnings attributable to non-controlling interests	996	0	636	0	1,632
Non-cash stock-based compensation	0	0	0	669	669
(Gain) loss on foreign currency transactions, cost recovery income and other	(564)	0	(822)	24	(1,362)
Loss on disposition of fixed assets	83	1	535	3	622
Acquisition costs	28	0	0	327	355
Pre-opening expenses	25	0	537	275	837
Adjusted EBITDA	$18,171	$8,005	$6,406	$(6,496)	$26,086

	For the year ended December 31, 2016
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,448	$2,890	$2,921	$(5,044)	$9,215
Interest expense (income), net	3,037	2	71	(22)	3,088
Income taxes (benefit)	796	1,815	1,265	(2,089)	1,787
Depreciation and amortization	3,049	2,488	2,430	382	8,349
Net earnings attributable to non-controlling interests	3,137	0	1,461	0	4,598
Non-cash stock-based compensation	0	0	0	759	759
(Gain) loss on foreign currency transactions, cost recovery income and other	(2,232)	0	(310)	19	(2,523)
Loss on disposition of fixed assets	27	2	301	0	330
Acquisition costs	0	0	0	159	159
Adjusted EBITDA	$16,262	$7,197	$8,139	$(5,836)	$25,762

	For the year ended December 31, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,432	$2,381	$2,899	$(1,192)	$11,520
Interest expense (income), net	3,160	1	129	(13)	3,277
Income taxes (benefit)	1,929	1,461	1,136	(2,872)	1,654
Depreciation and amortization	2,472	2,558	2,571	398	7,999
Net earnings attributable to non-controlling interests	23	0	1,448	0	1,471
Non-cash stock-based compensation	0	0	0	1,641	1,641
(Gain) loss on foreign currency transactions, cost recovery income and other	(685)	0	(1,444)	3	(2,126)
Loss on disposition of fixed assets	11	0	341	30	382
Pre-opening expenses	345	0	0	0	345
Other one-time (income) costs	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$14,687	$6,401	$7,080	$(5,370)	$22,798

Other one-time (income) costs for the year ended December 31, 2015 for Corporate and Other were attributable to the termination of the Oceania and Regent concession agreements.

	For the year ended December 31, 2014
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$6,446	$1,283	$(112)	$(6,385)	$1,232
Interest expense (income), net	2,473	1	319	(37)	2,756
Income taxes (benefit)	1,971	786	25	(1,275)	1,507
Depreciation and amortization	1,910	2,419	2,839	667	7,835
Net loss attributable to non-controlling interests	(2,267)	0	(54)	0	(2,321)
Non-cash stock-based compensation	0	0	0	1,028	1,028
(Gain) loss on foreign currency transactions, cost recovery income and other	(193)	0	(342)	18	(517)
Loss on disposition of fixed assets	2	39	587	3	631
Acquisition costs	115	0	0	266	381
Other one-time (income) costs	(103)	0	421	0	318
Adjusted EBITDA	$10,354	$4,528	$3,683	$(5,715)	$12,850

Other one-time (income) costs for the year ended December 31, 2014 for Canada were insurance proceeds and for Poland were the costs associated with relocating the Poznan casino to Hotel Andersia and the write-off of the Sosnowiec casino license.

	For the year ended December 31, 2013
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,670	$2,229	$12	$(1,730)	$6,181
Interest expense (income), net	584	0	374	(48)	910
Income taxes (benefit)	1,643	1,365	145	(1,859)	1,294
Depreciation and amortization	1,948	2,225	1,903	523	6,599
Net (loss) earnings attributable to non-controlling interests	(112)	0	6	0	(106)
Non-cash stock-based compensation	0	0	0	33	33
(Gain) loss on foreign currency transactions, cost recovery income and other	(41)	0	(204)	(73)	(318)
Loss on disposition of fixed assets	3	24	505	38	570
Acquisition costs	0	0	0	49	49
Other one-time (income) costs	(57)	0	8	(2,478)	(2,527)
Adjusted EBITDA	$9,638	$5,843	$2,749	$(5,545)	$12,685

Other one-time (income) costs for the year ended December 31, 2013 for Canada were insurance proceeds, for Poland were the impairment of long-lived assets and for Corporate and Other were the gain on bargain purchase recorded for the additional 33.3% ownership interest in CPL and the 15% ownership interest in CDR.

Non-GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a constant currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believes that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our net operating revenue, earnings from operations and net earnings (loss) attributable to Century Casinos, Inc. shareholders. Constant currency results are calculated by dividing the current year to date local currency segment results by the prior year’s average exchange rate for the year and comparing them to actual U.S. dollar results for the prior quarter or year. The current and prior year’s average exchange rates are presented in Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.  The constant currency results are presented below.

	For the year
	ended December 31,
	2017	2016	% Change
Net operating revenue as reported (GAAP)	$154,069	$139,234	11%
Foreign currency impact vs. 2016	(3,936)
Net operating revenue constant currency (non-GAAP)	$150,133	$139,234	8%

Earnings from operations (GAAP)	$14,615	$16,165	(10%)
Foreign currency impact vs. 2016	(289)
Earnings from operations (non-GAAP)	$14,326	$16,165	(11%)

Net earnings attributable to Century Casinos, Inc. shareholders as reported (GAAP)	$6,259	$9,215	(32%)
Foreign currency impact vs. 2016	(39)
Net earnings attributable to Century Casinos, Inc. shareholders constant currency (non-GAAP)	$6,220	$9,215	(33%)

Gains and losses on foreign currency transactions are added back to net earnings in our Adjusted EBITDA calculations. As such, there is no foreign currency impact to Adjusted EBITDA when calculating constant currency results.

Non-GAAP Measures – Net Debt

We define Net Debt as total long-term debt (including current portion) plus deferred financing costs minus cash and cash equivalents. Net Debt is not considered a liquidity measure recognized under US GAAP. Management believes that Net Debt is a valuable measure of our overall financial situation. Net Debt provides investors with an indication of our ability to pay off all of our long-term debt if it becomes due simultaneously. The reconciliation of Net Debt is presented below.

Amounts in thousands	December 31, 2017	December 31, 2016
Total long-term debt, including current portion	$56,713	$55,609
Deferred financing costs	258	412
Total principal	$56,971	$56,021
Less: cash and cash equivalents	$74,677	$38,837
Net Debt	$(17,706)	$17,184

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

The table below provides information about the aggregation of our operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino St. Albert
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets
Canada	Century Mile Racetrack and Casino
United States	Century Casino & Hotel - Central City
United States	Century Casino & Hotel - Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Saw Close Casino Ltd
Corporate and Other	Corporate Other

The following operating segments are owned, operated and managed through wholly-owned subsidiaries:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada;
•	The Century Casino St. Albert in Edmonton, Alberta, Canada;
•	The Century Casino Calgary in Calgary, Alberta, Canada;
•	The Century Casino & Hotel in Central City, Colorado; and
•	The Century Casino & Hotel in Cripple Creek, Colorado.

We have controlling financial interests through our subsidiary CCE in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of December 31, 2017, was the owner and operator of six casinos throughout Poland.

During the first half of 2018, the casino licenses for the casinos in Plock, Lodz, Krakow and Poznan have expired or are expiring, and we have submitted, or will submit, applications for casino licenses in these cities. In October 2017, we were granted new casino licenses in the Polish cities of Katowice, Bielsko-Biala and Wroclaw, which have been issued by the Polish Minister of Finance. The license awards at these locations were appealed by CPL’s competitors, and all appeals were denied. The Bielsko-Biala casino opened in January 2018. Management expects to open the Katowice and Wroclaw casinos in the second quarter of 2018.

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•	We operate 14 ship-based casinos through concession agreements with four cruise lines.

In May 2017, we began operating the ship-based casinos onboard the Mein Schiff 6, a new 2,500 passenger cruise ship.

The Mein Schiff 1 and Mein Schiff 2 are being transferred from the TUI Cruises fleet to another cruise line in April 2018 and February 2019, respectively, at which time the concession agreements for these two vessels will end.

In July 2016, we entered into a cooperation agreement with Dynamic regarding the operations of the ship-based casino onboard Glory Sea. Both parties terminated this agreement in November 2017, and we charged the outstanding $0.3 million related to obtaining this agreement to operating costs and expenses on our consolidated statement of earnings for the year ended December 31, 2017.  We will continue to operate the ship-based casino onboard the Glory Sea; however, Dynamic will no longer market and promote the casino to VIP players.

In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”). We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, we received $4.0 million in June 2015, which we recorded on our consolidated statement of earnings under operating revenue, net of $0.6 million in assets that were sold to Norwegian as part of the Termination Agreement.

In March 2015, in connection with the Termination Agreement with Norwegian, we entered into a two-year consulting agreement with Norwegian that became effective June 1, 2015. Under the consulting agreement, we provided limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million payable $250,000 per quarter through May 2017.

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

•

We had a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino from which we received a monthly management fee. The management agreement ended on November 30, 2017.  We do not expect expiration of this management agreement to have a material effect on our results of operations.

Additional Projects Under Development

In September 2016, we were selected by HRA as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile Racetrack and Casino. In March 2017, we received approval for the Century Mile project from the AGLC. Century Mile will be a one-mile horse racetrack and a multi-level REC. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. We began construction on the Century Mile project in July 2017. We estimate this project will cost approximately CAD 60.0 million ($47.8 million based on the exchange rate in effect as of December 31, 2017) and that it will be completed in early 2019.  We will finance the project with $25.0 million of the $34.4 million received from the common stock offering we completed in November 2017 and the balance of the Century Mile construction will be financed through new credit facilities or with available cash.

In June 2017, our subsidiary, CCE, acquired casino licenses held by Saw Close Casino Ltd. in Bath, England (the “SCCL License Acquisition”). We are planning to develop and operate a 15,000 square foot casino using the casino licenses. The casino is expected to include approximately 35 slot machines, 18 table games and 24 automated live gaming terminals. The purchase price for the license acquisition was GBP 0.6 million ($0.8 million based on the exchange rate in effect on December 31, 2017), of which GBP 0.1 million ($0.1 million based on the exchange rate in effect on June 20, 2017) was paid at closing, GBP 0.2 million ($0.3 million based on the exchange rate in effect on December 22, 2017) was paid after the receipt of regulatory and governmental approvals, and GBP 0.2 million ($0.3 million based on the exchange rate in effect on December 31, 2017) will be paid after the casino opens. In addition, we assumed liabilities in the amount of GBP 0.2 million ($0.3 million based on the exchange rate in effect on December 31, 2017) that are repayable if certain performance criteria are met once the casino is in operation. We also have deposited GBP 0.8 million ($1.1 million based on the exchange rate in effect on December 31, 2017) into an escrow account to secure performance of certain obligations under the lease agreements with the landlord of the property that will be released in connection with work performed by SCCL to fit out the casino. We estimate construction and fitting out of the casino will cost an additional GBP 5.5 million ($7.4 million based on the exchange rate in effect on December 31, 2017) and that the casino will open in the second quarter of 2018, subject to the receipt of certain regulatory and governmental approvals.

In August 2017, we announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, we had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé. In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. CCE entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if the license is awarded. CCE will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

We are exploring an expansion at Century Casino & Hotel Cripple Creek to provide additional hotel rooms for our existing casino and hotel.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2017	2016	2015	2017/2016	2016/2015
Canadian dollar (CAD)	1.2981	1.3256	1.2786	2.1%	(3.7%)
Euros (EUR)	0.8871	0.9041	0.9014	1.9%	(0.3%)
Polish zloty (PLN)	3.7764	3.9455	3.7706	4.3%	(4.6%)
British pound (GBP)	0.7767	0.7410	0.6545	(4.8%)	(13.2%)
Source: Pacific Exchange Rate Service

We recognize in our statement of earnings, foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the U.S. dollar would decrease the earnings from our foreign operations when translated into U.S. dollars. An increase in the value of these currencies in relation to the value of the U.S. dollar would increase the earnings from our foreign operations when translated into U.S. dollars. See Note 2, “Significant Accounting Policies - Foreign Currency” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

DISCUSSION OF RESULTS

Years ended December 31, 2017,  2016 and 2015

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2017/2016		2016/2015
Amounts in thousands	2017	2016	2015	$ Change	% Change	$ Change	% Change
Gaming Revenue	$137,871	$123,355	$116,933	$14,516	11.8%	$6,422	5.5%
Hotel Revenue	1,943	1,906	1,681	37	1.9%	225	13.4%
Food and Beverage Revenue	14,513	12,500	12,003	2,013	16.1%	497	4.1%
Termination of Concession Agreements	0	0	3,365	0	0.0%	(3,365)	(100.0%)
Other Revenue	10,128	10,416	8,201	(288)	(2.8%)	2,215	27.0%
Gross Revenue	164,455	148,177	142,183	16,278	11.0%	5,994	4.2%
Less Promotional Allowances	(10,386)	(8,943)	(8,449)	1,443	16.1%	494	5.8%
Net Operating Revenue	154,069	139,234	133,734	14,835	10.7%	5,500	4.1%
Gaming Expenses	(66,364)	(58,928)	(56,364)	7,436	12.6%	2,564	4.5%
Hotel Expenses	(660)	(541)	(561)	119	22.0%	(20)	(3.6%)
Food and Beverage Expenses	(12,959)	(10,945)	(10,267)	2,014	18.4%	678	6.6%
General and Administrative Expenses	(50,526)	(44,306)	(42,747)	6,220	14.0%	1,559	3.6%
Total Operating Costs and Expenses	(139,454)	(123,069)	(117,938)	16,385	13.3%	5,131	4.4%
Earnings from Operations	14,615	16,165	15,796	(1,550)	(9.6%)	369	2.3%
Income Tax Expense	(4,560)	(1,787)	(1,654)	2,773	155.2%	133	8.0%
Net Earnings Attributable to Non-controlling Interests	(1,632)	(4,598)	(1,471)	(2,966)	(64.5%)	3,127	212.6%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	6,259	9,215	11,520	(2,956)	(32.1%)	(2,305)	(20.0%)
Adjusted EBITDA (1)	$26,086	$25,762	$22,798	$324	1.3%	$2,964	13.0%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.25	$0.38	$0.47	$(0.13)	(34.2%)	$(0.09)	(19.1%)
Diluted Earnings Per Share	$0.24	$0.37	$0.47	$(0.13)	(35.1%)	$(0.10)	(21.3%)

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

CDR contributed $17.4 million in net operating revenue and $2.1 million in net earnings for the year ended December 31, 2017, $16.0 million in net operating revenue and $3.7 million in net earnings for the year ended December 31, 2016 and $12.0 million in net operating revenue and $1.5 million in net earnings for the year ended December 31, 2015. CDR is reported in the Canada reportable segment.

•	CBS began operating the southern Alberta pari-mutuel network in May 2015. We have a 75% ownership interest in CBS.

CBS contributed a total of $2.7 million in net operating revenue and $0.1 million in net earnings for the year ended December 31, 2017, $3.0 million in net operating revenue and $0.2 million in net earnings for the year ended December 31, 2016 and $2.2 million in net operating revenue and $0.1 million in net earnings for the year ended December 31, 2015. CBS is reported in the Canada reportable segment.

•

We recorded $3.4 million in net operating revenue and net earnings for the year ended December 31, 2015 in the Corporate and Other segment, related to the $4.0 million consideration for the termination of the Oceania and Regent concession agreements net of $0.6 million of assets sold as part of the agreement. This is included in the Corporate and Other segment.

•

We began operating CSA in October 2016. CSA contributed a total of $8.8 million in net operating revenue and $1.2 million in net earnings for the year ended December 31, 2017 and $2.0 million in net operating revenue and $0.3 million in net earnings for the year ended December 31, 2016. CSA is reported in the Canada reportable segment.

•	We released the $2.2 million Canadian valuation allowance on CDR’s deferred tax assets, resulting in a tax benefit for the year ended December 31, 2016.

•

We released the $5.7 million U.S. valuation allowance on our U.S. deferred tax assets, resulting in a tax benefit for the year ended December 31, 2017. The tax benefit from the release of the U.S. valuation allowance was offset by increased tax expense of $5.4 million resulting from the tax law changes made in the Tax Act that became effective in the 2017 tax year, as discussed further in Taxes below.

•

Results in Poland for the year ended December 31, 2017 were negatively impacted by the expiration of several casino licenses in Poland, which resulted in the closure of the Wroclaw casino in June 2017 and the Katowice casino in July 2016. Although we have applied for and obtained some casino licenses following their expiration, including the Wroclaw and Katowice casino licenses, and will be applying for other licenses, license expirations may continue to impact results in Poland in 2018

•

In November 2017, we closed a public offering of 4,887,500 shares of our common stock. The additional shares of common stock decreased earnings per share attributable to Century Casinos Inc. shareholders by $0.01 for the year ended December 31, 2017.

Net operating revenue increased by $14.8 million, or 10.7%, and by $5.5 million, or 4.1%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared to the year ended December 31, 2015, respectively. Following is a breakout of net operating revenue by segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared to the year ended December 31, 2015.

•	Canada increased by $7.5 million, or 14.9%, and by $5.0 million, or 11.1%.
•	United States increased by $2.0 million, or 6.7%, and by $1.7 million, or 6.0%.
•	Poland increased by $4.9 million, or 8.9%, and by $2.7 million, or 5.1%.
•	Corporate Other increased by $0.4 million, or 10.4%, and decreased by ($3.9) million, or (49.6%).

Operating costs and expenses increased by $16.4 million, or 13.3%, and by $5.1 million, or 4.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared to the year ended December 31, 2015, respectively. Following is a breakout of operating costs and expenses by segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared to the year ended December 31, 2015.

•	Canada increased by $6.1 million, or 16.4%, and by $3.7 million, or 11.1%.
•	United States increased by $1.1 million, or 4.4%, and by $0.8 million, or 3.4%.
•	Poland increased by $7.7 million, or 15.6%, and by $1.4 million, or 3.0%.
•	Corporate Other increased by $1.5 million, or 13.1%, and decreased by ($0.9) million, or (7.1%).

Earnings from operations decreased by ($1.6) million, or (9.6%), and increased by $0.4 million, or 2.3%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared to the year ended December 31, 2015, respectively. Following is a breakout of earnings from operations by segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared to the year ended December 31, 2015.

•	Canada increased by $1.4 million, or 10.8%, and by $1.3 million, or 11.2%.
•	United States increased by $0.9 million, or 19.0%, and by $0.9 million, or 22.5%.
•	Poland decreased by ($2.8) million, or (52.2%), and increased by $1.2 million, or 29.8%.
•	Corporate Other decreased by ($1.0) million, or (14.6%), and by ($3.1) million, or (75.2%).

Net earnings decreased by ($3.0) million, or (32.1%), and by ($2.3) million, or (20.0%), for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared to the year ended December 31, 2015, respectively. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the year
	ended December 31,			2017/2016		2016/2015
Amounts in thousands	2017	2016	2015	$ Change	% Change	$ Change	% Change
Gaming	$39,866	$34,009	$31,044	$5,857	17.2%	$2,965	9.6%
Hotel	554	561	662	(7)	(1.2%)	(101)	(15.3%)
Food and Beverage	10,017	8,501	8,386	1,516	17.8%	115	1.4%
Other Revenue	8,427	8,035	6,158	392	4.9%	1,877	30.5%
Gross Revenue	58,864	51,106	46,250	7,758	15.2%	4,856	10.5%
Less Promotional Allowances	(1,132)	(869)	(1,047)	263	30.3%	(178)	(17.0%)
Net Operating Revenue	57,732	50,237	45,203	7,495	14.9%	5,034	11.1%
Gaming Expenses	(12,296)	(10,725)	(9,257)	1,571	14.6%	1,468	15.9%
Hotel Expenses	(203)	(185)	(194)	18	9.7%	(9)	(4.6%)
Food and Beverage Expenses	(7,981)	(6,790)	(6,445)	1,191	17.5%	345	5.4%
General and Administrative Expenses	(19,217)	(16,302)	(14,976)	2,915	17.9%	1,326	8.9%
Total Operating Costs and Expenses	(43,124)	(37,051)	(33,344)	6,073	16.4%	3,707	11.1%
Earnings from Operations	14,608	13,186	11,859	1,422	10.8%	1,327	11.2%
Income Tax Expense	(3,008)	(796)	(1,929)	2,212	277.9%	(1,133)	(58.7%)
Net Earnings Attributable to Non-controlling Interests	(996)	(3,137)	(23)	(2,141)	(68.2%)	3,114	13539.1%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	7,681	8,448	7,432	(767)	(9.1%)	1,016	13.7%
Adjusted EBITDA	$18,171	$16,262	$14,687	$1,909	11.7%	$1,575	10.7%

On October 1, 2016, our subsidiary, Century Casino St. Albert Inc., acquired 100% of the issued and outstanding shares of several entities that collectively owned and operated the Apex Casino in St. Albert, Edmonton, Canada, as well as the related real property (the “Apex Acquisition”). In October 2016, we began operating CSA.

CDR began hosting thoroughbred horse races, in addition to standardbred horse races, in September 2017. Previously, CDR conducted only standardbred horse races. The thoroughbred races have generated additional customers and increased gaming and food and beverage revenue. We released the $2.2 million Canadian valuation allowance on CDR’s deferred tax assets, resulting in a tax benefit for the year ended December 31, 2016.

Construction on the Century Mile project began in July 2017. We estimate that we will open Century Mile in early 2019.

In Edmonton, our competitors continue to remodel their casinos with the Palace Casino at the West Edmonton Mall undergoing rebranding and renovations in 2018. The renovations could lead to increased business at CRA and CSA during construction.

At CAL we converted one of our showrooms to an 18 hole miniature golf course. We are marketing the miniature golf course and bowling alley as an entertainment center and anticipate a new customer demographic to visit the casino as a result of these changes.

Years ended December 31, 2017 and 2016

The following discussion highlights results for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Results in U.S. dollars were impacted by a 2.1% exchange rate increase in the average rate between the U.S. dollar and Canadian dollar for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenue Highlights

	In CAD		In U.S. dollars
•

At CRA, net operating revenue decreased by (CAD 1.1) million, or (3.9%), due to lower gaming and food and beverage revenue. Increased competition from a casino that opened in the downtown Edmonton area in 2016 contributed to the decline in gaming revenue. In addition, the decreased food and beverage revenue was due to fewer shows presented in our showroom throughout the year and lower spending per customer.

		•	At CRA, net operating revenue decreased by ($0.4) million, or (1.7%).
•	At CSA, net operating revenue increased by CAD 8.7 million, or 322.9%, due to operating the casino for a full year in 2017 versus three months in 2016.	•	At CSA, net operating revenue increased by $6.8 million, or 335.6%.
•

At CAL, net operating revenue decreased by (CAD 0.2) million, or (1.6%), due to lower gaming and food and beverage revenue and increased promotional allowances.  In the fourth quarter of 2017, we completed the addition of an 18 hole miniature golf course that, together with the 30 lane bowling alley, will create an entertainment center that we believe will attract new customers to the casino.

		•	At CAL, net operating revenue increased by $0.1 million, or 0.7%.
•

At CDR, net operating revenue increased by CAD 1.4 million, or 6.4%, due to increased gaming and food and beverage revenue. The increased revenue was due to the addition of 40 slot machines during the second quarter of 2017 and our introduction of thoroughbred racing during the fourth quarter of 2017. Thoroughbred racing attracts patrons that tend to spend more on gaming and food and beverage.

		•	At CDR, net operating revenue increased by $1.4 million, or 8.5%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•

At CRA, operating expenses decreased by (CAD 0.9) million, or (4.4%),  due to decreased cost of goods as a result of lower food and beverage sales; decreased marketing expenses due to fewer shows presented in the showroom; and decreased payroll costs due to labor efficiencies.

		•	At CRA, operating expenses decreased by ($0.3) million, or (2.3%).
•	At CSA, operating expenses increased by CAD 6.3 million, or 324.3%, due to operating the casino for a full year in 2017 versus three months in 2016.	•	At CSA, operating expenses increased by $4.9 million, or 336.8%.
•

At CAL, operating expenses increased by CAD 0.5 million, or 4.9%, primarily due to increased payroll costs due in part to staffing changes in upper management and increased marketing expense related to marketing the new entertainment center.

		•	At CAL, operating expenses increased by $0.5 million, or 7.2%.
•	At CDR, operating expenses increased by CAD 1.2 million, or 8.6%, due to increased payroll costs and operating expenses primarily related to operating thoroughbred racing beginning in September 2017.	•	At CDR, operating expenses increased by $1.2 million, or 10.9%.

Operating expenses related to the Century Mile project were less than $0.1 million for the year ended December 31, 2017.

We also operate the Southern Alberta pari-mutuel off-track betting network through CBS. Earnings from operations at CBS decreased by ($0.1) million, or (30.5%), for the year ended December 31, 2017 compared to the year ended December 31, 2016. We anticipate that earnings from operations at CBS for the year ending December 31, 2018 will remain flat compared to 2017.

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

		•	At CRA, net operating revenue decreased by ($1.4) million, or (6.3%).
•	At CSA, net operating revenue was CAD 2.7 million.	•	At CSA, net operating revenue was $2.0 million.
•

At CAL, net operating revenue decreased by (CAD 0.1) million, or (0.8%), due to lower gaming and food and beverage revenue. CAL was greatly impacted by the weak Alberta economy resulting from lower oil prices. In response to the decreased gaming and food and beverage revenue, we decreased the promotional allowances offered at this location.

		•	At CAL, net operating revenue decreased by ($0.4) million, or (4.7%).
•

At CDR, net operating revenue increased by CAD 5.8 million, or 37.5%, due to operating the casino for three additional months and the racetrack for approximately two additional months in 2016 compared to 2015.

		•	At CDR, net operating revenue increased by $4.0 million, or 33.7%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•

At CRA, operating expenses increased by CAD 0.6 million, or 2.9%, primarily due to increased payroll costs of CAD 0.4 million from higher minimum wages in Alberta, Canada and increased marketing expenses of CAD 0.2 million.

		•	At CRA, operating expenses decreased by ($0.1) million, or (0.8%).
•	At CSA, operating expenses were CAD 2.0 million.	•	At CSA, operating expenses were $1.5 million.
•

At CAL, operating expenses increased by CAD 0.2 million, or 2.1%, primarily due to increased payroll costs of CAD 0.2 million, resulting primarily from higher minimum wages in Alberta, Canada, and increased administrative expenses of CAD 0.1 million, offset by decreased marketing expenses of CAD 0.1 million.

		•	At CAL, operating expenses decreased by ($0.1) million, or (1.5%).
•

At CDR, operating expenses increased by CAD 2.8 million, or 24.9%, due to operating the casino for three additional months and the racetrack for approximately two additional months in 2016 compared to 2015.

		•	At CDR, operating expenses increased by $1.9 million, or 21.7%.

Earnings from operations at CBS increased by $0.2 million, or 188.6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

United States
	For the year
	ended December 31,			2017/2016		2016/2015
Amounts in thousands	2017	2016	2015	$ Change	% Change	$ Change	% Change
Gaming	$34,610	$32,398	$31,038	$2,212	6.8%	$1,360	4.4%
Hotel	1,389	1,345	1,019	44	3.3%	326	32.0%
Food and Beverage	3,782	3,397	3,070	385	11.3%	327	10.7%
Other Revenue	334	352	346	(18)	(5.1%)	6	1.7%
Gross Revenue	40,115	37,492	35,473	2,623	7.0%	2,019	5.7%
Less Promotional Allowances	(7,961)	(7,357)	(7,035)	604	8.2%	322	4.6%
Net Operating Revenue	32,154	30,135	28,438	2,019	6.7%	1,697	6.0%
Gaming Expenses	(13,273)	(12,723)	(12,363)	550	4.3%	360	2.9%
Hotel Expenses	(457)	(356)	(367)	101	28.4%	(11)	(3.0%)
Food and Beverage Expenses	(2,810)	(2,463)	(2,338)	347	14.1%	125	5.3%
General and Administrative Expenses	(7,610)	(7,398)	(6,969)	212	2.9%	429	6.2%
Total Operating Costs and Expenses	(26,555)	(25,428)	(24,595)	1,127	4.4%	833	3.4%
Earnings from Operations	5,599	4,707	3,843	892	19.0%	864	22.5%
Income Tax Expense	(2,128)	(1,815)	(1,461)	313	17.2%	354	24.2%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	3,469	2,890	2,381	579	20.0%	509	21.4%
Adjusted EBITDA	$8,005	$7,197	$6,401	$808	11.2%	$796	12.4%

We continue to see growth at our Colorado properties and anticipate slow growth in these markets in the coming years. In Central City, the Reserve has been upgraded and rebranded as the Grand Z. We anticipate that this may negatively impact CTL’s market share and results of operations during 2018. We are exploring an expansion at CRC to provide additional hotel rooms for our existing casino and hotel. We estimate that this project, if undertaken, will cost approximately $6.5 million.

Years ended December 31, 2017 and 2016

The following discussion highlights results for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Market Share Highlights

Market share is calculated by dividing our property’s AGP into the market’s AGP for the same time period, as reported by the Colorado Division of Gaming.

•	The Central City market increased by 3.2% and CTL’s share of the Central City market was 29.3%, an increase of 4.3% compared to the year ended December 31, 2016.

•	The Cripple Creek market increased by 2.5% and CRC’s share of the Cripple Creek market was 10.1%, an increase of 2.0% compared to the year ended December 31, 2016.

Revenue Highlights

•

At CTL, net operating revenue increased by $1.2 million, or 6.9%, primarily due to increased gaming and food and beverage revenue, offset by increased promotional allowances. CTL has had continued success in attracting more VIP players to the casino, which contributed to the increased net operating revenue.

•	At CRC, net operating revenue increased by $0.8 million, or 6.4%, primarily due to increased gaming and decreased promotional allowances.

Operating Expense Highlights

•

At CTL, operating expenses increased by $1.0 million, or 6.6%, due to increased gaming-related expenses, increased payroll costs and increased cost of goods sold related to increased food and beverage sales. These increases were offset by a decrease in advertising expenses.

•	At CRC, operating expenses increased by $0.1 million, or 1.1%, primarily due to increased payroll costs.

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

•

At CRC, net operating revenue increased by $0.3 million, or 2.5%, primarily due to increased gaming and hotel revenue offset by increased promotional allowances. Online hotel bookings contributed to increased hotel revenue.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.7 million, or 4.8%, due to increased gaming-related expenses of $0.4 million and increased payroll costs of $0.1 million.

•	At CRC, operating expenses increased by $0.1 million, or 1.3%, primarily due to increased payroll costs.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Poland
	For the year
	ended December 31,			2017/2016		2016/2015
Amounts in thousands	2017	2016	2015	$ Change	% Change	$ Change	% Change
Gaming	$60,180	$54,791	$51,673	$5,389	9.8%	$3,118	6.0%
Food and Beverage	714	602	547	112	18.6%	55	10.1%
Other Revenue	158	214	347	(56)	(26.2%)	(133)	(38.3%)
Gross Revenue	61,052	55,607	52,567	5,445	9.8%	3,040	5.8%
Less Promotional Allowances	(1,256)	(717)	(359)	539	75.2%	358	99.7%
Net Operating Revenue	59,796	54,890	52,208	4,906	8.9%	2,682	5.1%
Gaming Expenses	(38,308)	(33,582)	(32,090)	4,726	14.1%	1,492	4.6%
Food and Beverage Expenses	(2,168)	(1,692)	(1,484)	476	28.1%	208	14.0%
General and Administrative Expenses	(13,986)	(11,778)	(11,895)	2,208	18.7%	(117)	(1.0%)
Total Operating Costs and Expenses	(57,209)	(49,482)	(48,040)	7,727	15.6%	1,442	3.0%
Earnings from Operations	2,587	5,408	4,168	(2,821)	(52.2%)	1,240	29.8%
Income Tax Expense	(1,388)	(1,265)	(1,136)	123	9.7%	129	11.4%
Net Earnings Attributable to Non-controlling Interests	(636)	(1,461)	(1,448)	(825)	(56.5%)	13	0.9%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,280	2,921	2,899	(1,641)	(56.2%)	22	0.8%
Adjusted EBITDA	$6,406	$8,139	$7,080	$(1,733)	(21.3%)	$1,059	15.0%

In June 2017, we opened the 17,000 square foot casino at the Hilton Warsaw Hotel and Convention Centre in Warsaw, Poland with 70 slot machines, 24 table games and a bar and lounge area. The Hilton Warsaw Hotel is utilizing the casino license that was used at the LIM Center casino in Warsaw, which had a 3,000 square foot casino and was closed in May 2017. As a result of the closure of the LIM Center casino, we impaired PLN 0.5 million ($0.1 million) in leasehold improvements that are included in general and administrative expenses in our consolidated statement of earnings for the year ended December 31, 2017.

In June 2017, the casino license at our Wroclaw casino expired. In October 2017, we were awarded a  casino license for Wroclaw as well as the Polish cities of Katowice and Bielsko-Biala. The license awards were appealed by our competitors, and all appeals have been denied by the Polish Minister of Finance. We opened the Bielsko-Biala casino with 50 slot machines and 5 live table games in January 2018. We expect to open the Katowice and Wroclaw casinos in the second quarter of 2018 with 62 slot machines and 14 live table games and 70 slot machines and 18 live table games, respectively.

Effective April 2017, the Polish gaming laws permit online gaming and slot arcades operated through a state run company. We expect online gaming and the slot arcades to begin operating in 2018. Once they begin operation, these changes could increase competition and adversely affect our results of operations in the future. In addition, pursuant to changes to the Polish income tax laws enacted by the Polish Parliament in late 2017 and effective in January 2018, casino patrons winning over PLN 2,280 in a single casino visit are subject to personal income tax on their winnings. Increased taxation on winnings could adversely affect our casino patronage and our results of operations in the future.

The casino licenses for the casinos in Plock, Lodz and Krakow expire in the first quarter of 2018, and the license for the casino in Poznan will expire in the second quarter of 2018.  CPL has submitted or will submit applications for casino licenses in these cities. If any of the licenses are awarded, CPL plans to operate the casinos at their existing locations and management believes that there may be a period of three to six months that the casinos are not operating while the license tender process is ongoing. Management believes that the revenue that may be lost during this time period will be partially offset by revenue generated from the new casinos in Bielsko-Biala, Katowice and Wroclaw as well as the operation of the casino at the Hilton Warsaw Hotel for the full year of 2018. The casinos operated by CPL in Plock, Lodz, Krakow and Poznan had net operating revenue of $15.6 million and earnings from operations of $0.7 million for the year ended December 31, 2017.

Years ended December 31, 2017 and 2016

The following discussion highlights results for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Results in U.S. dollars were impacted by a 4.3% exchange rate increase in the average rate between the U.S. dollar and Polish zloty for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenue Highlights

	In PLN		In U.S. dollars
•

Net operating revenue increased by PLN 9.0 million, or 4.1%, due to increased gaming revenue offset by increased promotional allowances. Revenue increased at all locations in Poland. However, the increases were offset by decreased revenue at our closed casino locations in Wroclaw, Katowice, Sosnowiec and the LIM Center in Warsaw. Our casinos in Warsaw continued to generate the majority of revenue for CPL. In 2017, the table hold percentage, which represents the percentage of PLN bet that we retained, decreased 24%, primarily related to fourth quarter table game results at our Warsaw casinos, which we do not expect to continue in 2018.

		•	Net operating revenue increased by $4.9 million, or 8.9%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•

Operating expenses increased by PLN 19.8 million, or 10.1%, primarily due to increased gaming related expenses of PLN 3.1 million, payroll costs of PLN 10.1 million and increased marketing expenses of PLN 1.5 million. In addition, we had a PLN 0.5 million impairment on leasehold improvements at the LIM Center casino. Payroll costs increased as the result of salary increases and additional payroll expenses related to increased staff required to operate the casino at the Hilton Warsaw Hotel.

		•	Operating expenses increased by $7.7 million, or 15.6%.

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
•

Net operating revenue increased by PLN 19.9 million, or 10.1%, due to increased gaming revenue. In Warsaw, our main competitor ceased operations, contributing to increased revenue at our Marriott Warsaw property. The increased revenue at the Marriott Warsaw was offset by the closure of the Katowice casino in June 2016, and the movement of its casino operations to the Sosnowiec casino.

		•	Net operating revenue increased by $2.7 million, or 5.1%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•

Operating expenses increased by PLN 14.2 million, or 7.8%, primarily due to increased gaming related expenses of PLN 10.4 million and payroll costs of PLN 4.0 million, offset by decreased marketing expenses of (PLN 0.4) million. In addition, we had a PLN 1.2 million impairment on the leasehold improvements at the Katowice location due to the loss of the casino license.

		•	Operating expenses increased by $1.4 million, or 3.0%, including as a result of the Katowice leasehold improvements impairment of $0.4 million.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Corporate and Other
	For the year
	ended December 31,			2017/2016		2016/2015
Amounts in thousands	2017	2016	2015	$ Change	% Change	$ Change	% Change
Gaming	$3,215	$2,157	$3,178	$1,058	49.0%	$(1,021)	(32.1%)
Termination of Concession Agreements	0	0	3,365	0	0.0%	(3,365)	(100.0%)
Other Revenue	1,209	1,815	1,350	(606)	(33.4%)	465	34.4%
Gross Revenue	4,424	3,972	7,893	452	11.4%	(3,921)	(49.7%)
Less Promotional Allowances	(37)	0	(8)	37	100.0%	(8)	(100.0%)
Net Operating Revenue	4,387	3,972	7,885	415	10.4%	(3,913)	(49.6%)
Gaming Expenses	(2,487)	(1,898)	(2,654)	589	31.0%	(756)	(28.5%)
General and Administrative Expenses	(9,713)	(8,828)	(8,907)	885	10.0%	(79)	(0.9%)
Total Operating Costs and Expenses	(12,566)	(11,108)	(11,959)	1,458	13.1%	(851)	(7.1%)
Losses from Operations	(8,179)	(7,136)	(4,074)	(1,043)	(14.6%)	(3,062)	(75.2%)
Income Tax Benefit	1,964	2,089	2,872	(125)	(6.0%)	(783)	(27.3%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(6,171)	(5,044)	(1,192)	(1,127)	(22.3%)	(3,852)	(323.2%)
Adjusted EBITDA	$(6,496)	$(5,836)	$(5,370)	$(660)	(11.3%)	$(466)	(8.7%)

Years ended December 31, 2017 and 2016

We began operating the ship-based casinos onboard the Mein Schiff 5 and Marella Discovery in June 2016, the Glory Sea in July 2016 and the Mein Schiff 6 in May 2017.

The Mein Schiff 1 and Mein Schiff 2 will be transferred from the TUI Cruises fleet to another cruise line in April 2018 and February 2019, respectively, at which time the concession agreements for these two vessels will end. The Mein Schiff 1 and Mein Schiff 2 casinos contributed $0.4 million in net operating revenue and less than $0.1 million in earnings from operations during the year ended December 31, 2017.

In July 2016, we entered into a cooperation agreement with Dynamic regarding the operations of the ship-based casino onboard Glory Sea. Both parties terminated this agreement in November 2017, and we charged the outstanding $0.3 million related to obtaining this agreement to operating costs and expenses on our consolidated statement of earnings for the year ended December 31, 2017.  We will continue to operate the ship-based casino onboard the Glory Sea. However, Dynamic will no longer market and promote the casino to VIP players.

We began construction on the SCCL project in October 2017. We anticipate the casino will open in the second quarter of 2018.

The following discussion highlights results for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other increased by $0.4 million, or 10.4%, due to a full year of revenue from the Mein Schiff 5, Marella Discovery and Glory Sea, which increased revenue by $0.7 million and revenue from the Mein Schiff 6 of $0.2 million. The increased gaming revenue was offset by decreased revenue of ($0.6) million due to the termination of the consulting agreement with Norwegian Cruise Line Holdings in May 2017.

Operating Expense Highlights

•

Total operating costs and expenses for Cruise Ships & Other increased by $0.7 million, or 20.9%, primarily due to a full year of operations onboard the Mein Schiff 5, Marella Discovery and Glory Sea, the operation of the Mein Schiff 6, as well as the $0.3 million charged to operating costs and expenses related to the termination of the cooperation agreement with Dynamic.

Losses from operations attributable to the SCCL project were ($0.3) million for the year ended December 31, 2017.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by ($0.5) million, or (6.7%), for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to increased payroll and travel costs as well as the acquisition costs related to the SCCL project. This increased the net loss attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2017.

The net loss attributable to Century Casinos, Inc. shareholders from the Corporate and Other segment was also impacted by the release of our $5.7 million U.S. valuation allowance on our U.S. deferred tax assets, resulting in a tax benefit for the year ended December 31, 2017. The tax benefit from the release of the U.S. valuation allowance was offset by increased tax expense of $5.4 million resulting from the tax law changes made in the Tax Act that became effective in the 2017 tax year, as discussed further in Taxes below.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Years ended December 31, 2016 and 2015

The following discussion highlights results for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other decreased by ($0.5) million, or (12.1%), primarily due to decreased revenue related to a casino onboard the Nova Star that we no longer operate, offset by additional revenue from the consulting agreement with Norwegian and revenue from beginning casino operations onboard Mein Schiff 5, Marella Discovery and Glory Sea.

Operating Expense Highlights

•

Total operating costs and expenses for Cruise Ships & Other decreased by ($0.5) million, or (14.1%), primarily due to decreased cruise ship-related expenses as a result of the termination of the concession agreements with Oceania and Regent, offset by increased payroll and start-up costs related to our casino onboard the Glory Sea.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by $3.0 million, or 60.7%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to $3.4 million of revenue related to the termination of the concession agreements with Oceania and Regent that we recognized in the 2015 period and increased payroll expense.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2017,  2016 and 2015 was as follows:

	For the year ended December 31,			2017/2016		2016/2015
Amounts in thousands	2017	2016	2015	$ Change	% Change	$ Change	% Change
Interest Income	$92	$72	$38	$20	27.8%	$34	89.5%
Interest Expense	(3,661)	(3,160)	(3,315)	501	15.9%	(155)	(4.7%)
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	1,405	2,523	2,126	(1,118)	(44.3%)	397	18.7%
Non-Operating (Expense)	$(2,164)	$(565)	$(1,151)	$(1,599)	(283.0%)	$586	50.9%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our second amended and restated credit agreement with the Bank of Montreal (the “BMO Credit Agreement”), the fair value adjustments for our interest rate swap agreements that began in 2015, our CPL and SCCL borrowings, our capital lease agreements and interest expense related to CDR’s land lease.

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $0.6 million, $2.2 million and $0.5 million was received by CDR for the years ended December 31, 2017, 2016 and 2015, respectively, related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of the credit agreement between CCE and CDR. Gain on foreign currency transactions, cost recovery income and other for the year ended December 31, 2015 also includes a $0.9 million reduction of the contingent liability during the year ended December 31, 2015 due to the expiration of the statute of limitations for the Polish IRS to audit CPL for the 2010 tax year.

Taxes

Our income tax expense by jurisdiction is summarized in the table below:

Amounts in	For the year			For the year			For the year
thousands	ended December 31, 2017			ended December 31, 2016			ended December 31, 2015
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
Canada	$8,460	$2,169	25.6%	$9,889	$149	1.5%	$6,983	$1,305	18.7%
United States	1,059	497	46.9%	138	85	61.7%	(1,593)	84	(5.3%)
Mauritius*	241	6	2.5%	480	11	2.3%	3,856	129	3.3%
United Kingdom	(312)	(25)	8.0%	0	0	0.0%	0	0	0.0%
Austria	(93)	519	(558.1%)	(430)	278	(64.7%)	(13)	(997)	7669.2%
Poland	3,096	1,394	45.0%	5,523	1,264	22.9%	5,412	1,133	20.9%
Total	$12,451	$4,560	36.6%	$15,600	$1,787	11.5%	$14,645	$1,654	11.3%

*Ship-based casinos

Our worldwide effective income tax rate for 2017 was 36.6%. The blended corporate income tax rate in the United States for 2017 was 37.25%. However, the effective tax rate in the United States for 2017 was 46.9% due to several factors taking place in 2017, including the release of our $5.7 million valuation allowance and items impacted by the Tax Act. A substantial portion of our earnings are from Canada, which has a 27% income tax rate; the effective tax rate in Canada of 25.6% for 2017 was due primarily to the impact of foreign currency exchange rates. The income tax rate for our earnings from Mauritius is 3%; the effective tax rate of 2.6% for 2017 was due primarily to immaterial permanent deductions. A portion of our earnings are from Austria, which has a 25% income tax rate, and due to disallowed interest expense and the impact of foreign currency exchange rates, the effective tax rate for 2017 was (560.6%). Another substantial portion of our earnings are from Poland, which has a 19% income tax rate. The effective tax rate in Poland of 45.0% for 2017 was due to nondeductible payments to certain governing authorities, contingent liability settlements, as well as meals, entertainment, gifts and giveaways. A portion of our earnings are from the United Kingdom (“U.K.”), where the income tax rate is 19%. The effective tax rate in the U.K. of 8.1% is due to nondeductible initial startup fees and exchange rate differences. The movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the overall effective income tax rate was significantly impacted in 2017 and can be significantly impacted by foreign currency gains or losses in the future.

The Tax Act, which was enacted on December 22, 2017, included significant changes to the Internal Revenue Code including, among other items, a reduction of the federal corporate tax rate from 35% to 21%, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and the creation of new taxes on certain foreign earnings. The amounts recorded resulting from the provisions of the Tax Act represent management's best estimates of the effect on the current period and are subject to refinement and revisions over a one-year period ending December 22, 2018.  See Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for more discussion of provisional amounts related to the Tax Act.

Our effective income tax rate for 2017 was impacted by the decrease of pre-tax income in Canada, Mauritius and Poland. The comparison of pre-tax income of $12.5 million for the year ended December 31, 2017, compared to pre-tax income of $15.6 million for the year ended December 31, 2016 should be considered when comparing tax rates year over year. The overall effective tax rate of 36.6% was significantly driven by the full release of the U.S. valuation allowance and the impact of the Tax Act. A majority of the earnings recognized by us during the year ended December 31, 2017 were from our properties in Canada.

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

As of December 31, 2017, our total debt under bank borrowings and other agreements net of $0.3 million related to deferred financing costs was $56.7 million, of which $51.0 million was long-term debt and $5.7 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, SCCL’s credit agreement and other capital lease agreements. We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 7 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Net Debt was ($17.7) million as of December 31, 2017 compared to $17.2 million as of December 31, 2016, primarily due to the increase in cash to $74.7 million at December 31, 2017 from $38.8 million at December 31, 2016 as a result of the $34.3 million of net proceeds from the public offering of common stock in November 2017. In September 2017, we borrowed GBP 2.0 million ($2.7 million based on the exchange rate in effect on December 31, 2017) from UniCredit to finance the construction and fitting out of the SCCL project. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” in Item 6, “Selected Financial Data” of this report.

The following table lists the 2018 maturities of our debt:

Amounts in thousands
	Saw Close Casino Ltd. Credit	Century Downs
Bank of Montreal	Agreement	Land Lease	Capital Leases	Total
$5,244	$135	$0	$318	$5,697

Cash Flows

Cash, cash equivalents and restricted cash totaled $76.4 million and working capital (current assets minus current liabilities) was  $50.2 million at December 31, 2017 compared to cash, cash equivalents and restricted cash of $39.0 million and working capital of $17.3 million at December 31, 2016, and cash, cash equivalents and restricted cash of $29.6 million and working capital of $10.8 million at December 31, 2015. The increase in cash, cash equivalents and restricted cash from December 31, 2016 to December 31, 2017 is due to $19.4 million of cash provided by operating activities, $34.3 million of net proceeds received in the common stock offering in November 2017, less than $0.1 million in proceeds from the exercise of stock options and $1.7 million in exchange rate changes on cash, offset by $11.1 million of cash used to purchase property and equipment, $2.5 million in principal repayments net of borrowings, $1.5 million paid for the Apex Acquisition, $0.4 million paid for the acquisition of the Saw Close Casino licenses, a $2.0 million distribution to non-controlling interests in CDR, and $0.5 million in principal repayments of capital lease agreements.

Net cash provided by operating activities was $19.4 million, $22.3 million and $19.3 million in 2017, 2016 and 2015, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings from operations.

Net cash used in investing activities of $13.0 million for the year ended December 31, 2017 consisted of $4.3 million for the Century Mile project; $0.1 million for the Palace Hotel renovation project at CRC, which was placed on hold during the first quarter of 2017; $0.3 million to purchase slot machines for CTL and CRC; $0.1 million for the CRA casino renovation; $0.5 million for bowling lane renovations and a miniature golf course at CAL; $0.8 million for a parking lot and thoroughbred infrastructure at CDR; $0.1 million in new carpet for the gaming floor at CSA; $2.1 million in leasehold improvements, gaming and other equipment at the Hilton Hotel Warsaw and new CPL locations in Katowice and Wroclaw; $0.5 million in gaming equipment upgrades at various CPL casinos; $1.2 million for the SCCL leasehold renovations; $0.2 million for equipment for the Mein Schiff 6; $0.9 million in other fixed asset additions at our properties, a $1.5 million payment related to a working capital adjustment for the Apex Acquisition and $0.4 million related to the SCCL License Acquisition, offset by less than $0.1 million in proceeds from the disposition of fixed assets.

Net cash used in investing activities of $26.8 million for the year ended December 31, 2016 consisted of $19.7 million for the Apex Acquisition; $2.0 million for the casino remodel at CRA; $1.7 million of development costs for continued work related to landscaping, barns and equipment at CDR; $0.8 million to purchase slot machines and table game equipment for the casinos operated by Casinos Poland; $0.3 million for improvements to the LIM Center casino operated by Casinos Poland; $0.4 million to purchase slot machines and table game equipment for the Mein Schiff 5 and Marella Discovery ship-based casinos; $0.2 million to purchase equipment and upgrade the casino onboard the Glory Sea; $0.4 million to purchase slot machines and gaming equipment for our Cripple Creek and Central City properties; $0.2 million in pre-construction costs related to the Cripple Creek Hotel project; $0.1 million to renovate a bar at CAL and $1.0 million in other fixed asset additions at our properties.

Net cash used in investing activities of $18.2 million for the year ended December 31, 2015 consisted of $14.1 million for development costs related to the Century Downs project; $0.7 million to purchase slot machines and table game equipment for the casinos operated by Casinos Poland, $0.1 million for improvements to the casinos in Poznan and Katowice operated by Casinos Poland, $0.1 million in new sign displays for the casinos in Warsaw and Wroclaw operated by Casinos Poland, $0.3 million to purchase new slot machines for the Mein Schiff 4, Star Breeze and Star Legend ship-based casinos, $0.5 million to purchase slot machines for our Cripple Creek and Central City properties, $0.2 million to purchase new surveillance equipment at our Cripple Creek property, $0.1 million to purchase new HVAC equipment for our hotel rooms in Central City, $0.1 million in sound equipment for the showroom and $0.1 million in parking lot repairs at CRA, $0.1 million to remodel the Mid City Grill and kitchen at CAL and $2.5 million in other fixed asset additions at our properties offset by $0.7 million in proceeds from the disposition of assets.

Net cash provided by financing activities of $29.2 million for the year ended December 31, 2017 consisted of $34.3 million in net proceeds received in the common stock offering completed in November 2017 and less than $0.1 million from the exercise of stock options, offset by $2.5 million of principal repayments net of borrowings, $0.5 million of principal repayments for capital leases, and $2.0 million in distributions to non-controlling interests in CDR, CBS and CPL.

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

Tax Act

The Tax Act, which was enacted on December 22, 2017, makes significant changes to the Internal Revenue Code effective for 2018, although certain provisions affected our 2017 financial results. The changes impacting our 2017 results include, but are not limited to, the write-down of net deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate from 35% to 21% and a one-time deemed transition tax on certain unremitted earnings of foreign subsidiaries.  We have not completed our accounting for the income tax effects of the Tax Act and the provisional amounts will be refined as needed during the measurement period allowed by Staff Accounting Bulletin No. 118 (“SAB 118”). While we believe that we have made reasonable estimates of the impact of the U.S. corporate income tax rate reduction and the one-time deemed transition tax on unremitted earnings of foreign subsidiaries, these estimates could change as we continue to analyze IRS guidance related to the Tax Act as it is released. Further changes could result as we refine our calculations surrounding the remeasurement of our deferred tax balances, as well as our calculations of earnings and profits as used in the computation of the transition tax.    The estimated net cash payments resulting from the Tax Act are estimated to be $1.2 million as detailed in the Contractual Obligations and Contingencies table below.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock in 2017,  2016 or 2015. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2017. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options. In November 2017, we closed a public offering of 4,887,500 shares of our common stock. The proceeds from the offering were approximately $34.4 million. As discussed below, we plan to use up to $25.0 million of the proceeds for construction of the Century Mile project. We intend to use the remaining net proceeds to invest in additional gaming projects and for working capital and other general corporate purposes.

We believe that our cash at December 31, 2017, as supplemented by cash flows from operations, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We expect that the primary sources of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement and other credit arrangements. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, the construction of Century Mile, the construction of the SCCL project, an expansion at CRC to provide additional hotel rooms for our existing casino and hotel, and other potential new projects. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

We estimate that the Century Mile project will cost approximately CAD 60.0 million ($47.8 million based on the exchange rate in effect on December 31, 2017). We plan to use up to $25.0 million of the net proceeds from the common stock offering for construction of the Century Mile project. The balance of the Century Mile construction will be financed through new credit facilities or with available cash. The debt financing for the Century Mile project may be in the form of a construction or term loan or line of credit with a commercial bank, or a combination of these financings. We estimate that the SCCL project will cost approximately GBP 5.5 million ($7.4 million based on the exchange rate in effect on December 31, 2017), in addition to GBP 0.3 million ($0.4 million based on the exchange rate in effect on December 31, 2017) of additional payments due to the seller of SCCL on the satisfaction of certain conditions. In September 2017, we obtained a loan for the SCCL project of GBP 2.0 million ($2.7 million based on the exchange rate in effect as of December 31, 2017) and expect to fund the balance of the SCCL project costs with available cash.

We have a shelf registration statement with the SEC that became effective in July 2017 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities and under which we undertook the common stock offering in November 2017. If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Under the newly-enacted Tax Act, a cash dividend from a foreign subsidiary to its U.S. parent would generally be exempt from U.S. income taxation. We estimate that approximately $35.3 million of our total $74.7 million in cash and cash equivalents at December 31, 2017 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Contractual Obligations and Contingencies

The following table summarizes our future commitments and contingency payments as of December 31, 2017.

		Payments due by Period
Amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Recorded contractual obligations and contingencies:
Long-term debt (1)	$56,448	$5,379	$20,291	$14,832	$15,946
Capital lease obligations	523	318	185	20	0
Other contingencies (2)	1,833	0	0	0	0
Unrecorded contractual obligations and contingencies:
Estimated interest payments - long-term debt (3)	14,156	3,193	4,942	3,453	2,567
Operating leases (4)	58,690	2,440	4,150	4,118	47,982
U.S. tax reform obligations (5)	1,163	93	186	186	698
Contractual obligations	$132,813	$11,423	$29,754	$22,609	$67,193

(1)

Represents principal payments only, and excludes any fair market value adjustments recorded in long-term debt under derivative and hedge accounting rules. These amounts do not reflect the impact of future foreign exchange rate changes. Payments due in one to three years represent the portion of the BMO Credit Agreement expiring in August 2019. Payments due in three to five years represent the remaining balance of the BMO Credit Agreement expiring in September 2021. We currently intend to seek to extend the term of the BMO Credit Agreement or otherwise refinance the loan. The payments due after five years include the CDR land lease. The CDR land lease is accounted for using the financing method, and no principal payments will be made unless the land is purchased. The first option to purchase the land is July 1, 2023. See Notes 7 and 12 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(2)

Estimated contingencies related to the CPL contingent liability are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 14 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(3)

Estimated interest payments are based on principal amounts and expected maturities of long-term debt outstanding as of December 31, 2017 and management’s forecasted rates for our BMO Credit Agreement and SCCL credit agreement. Estimated interest payments do not reflect the impact of future foreign exchange rate changes.

(4)

Operating leases do not include month-to-month lease agreements. In 2017, we entered into a 20-year lease agreement with Edmonton International Airport to lease the land on which CMR is currently being constructed. Payments are scheduled to begin when the casino opens. In 2017, we also entered into a 30-year lease agreement for the lease of the building in which we are constructing the SCCL casino. Payments are scheduled to begin in November 2018.

(5)

Amounts reflect estimated payments related to the Tax Act. Payments are allowed over an eight year period. See Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional discussion of the effects of the Tax Act.

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

Property and Equipment  - We have significant capital invested in our property and equipment, which represents approximately 56% of our total assets as of December 31, 2017. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2017, we believe that our investments in property and equipment are recoverable. For the year ended December 31, 2017, we wrote down the leasehold improvements at Casinos Poland’s LIM Center casino due to the transfer of the license to the Hilton Warsaw casino and charged $0.1 million to operating costs and expenses. For the year ended December 31, 2016, we wrote down the leasehold improvements at Casinos Poland’s Katowice casino based on the loss of the license for that location and charged $0.4 million to operating costs and expenses. There were no impairment charges recorded for the year ended December 31, 2015.

Goodwill - We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. Our reporting units with goodwill balances as of December 31, 2017 include CRA, CSA, CDR and CPL. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values.  If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill were recorded for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the fair value of our goodwill at our CSA reporting unit was 1% in excess of its related carrying value. Goodwill related to our CSA reporting unit was $3.7 million as of December 31, 2017. Key assumptions in the valuation of goodwill at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

Intangible Assets - Identifiable intangible assets include trademarks and casino licenses. Our trademarks, CDR’s licenses issued by the AGLC and HRA, CSA’s license issued by the AGLC and SCCL’s licenses issued by the Great Britain Gambling Commission are indefinite-lived intangible assets and therefore are not amortized. We test our trademarks and indefinite-lived licenses for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. We test for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, we would recognize an impairment charge equal to the difference. No impairment charges related to our trademarks or indefinite-lived licenses were recorded for the years ended December 31, 2017,  2016 and 2015. Our casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives. CPL licenses are evaluated for impairment annually or more frequently if necessary. There were no impairment charges recorded for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the fair value of our indefinite-lived intangible assets at our CSA reporting unit was  6% in excess of its related carrying value. Intangible assets related to our CSA reporting unit were $9.7 million as of December 31, 2017. Key assumptions in the valuation of intangible assets at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

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

The Tax Act, enacted on December 22, 2017, makes significant changes to the Internal Revenue Code effective for 2018, although certain provisions affected our 2017 financial results. The changes impacting our 2017 results include, but are not limited to, the write-down of net deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate from 35% to 21% and imposing a one-time deemed transition tax on certain unremitted earnings of foreign subsidiaries. The Tax Act also establishes new corporate tax laws that will be effective in 2018, but did not impact our 2017 financial results. These changes include, but are not limited to, lowering the U.S. federal corporate income tax rate, a general elimination of U.S. federal income taxes on income and dividends from foreign subsidiaries, a new tax on global intangible low-taxed income (“GILTI”) net of allowable foreign tax credits, a new deduction for foreign derived intangible income (“FDII”), and limitations on the use of foreign tax credits to reduce the U.S. federal income tax liability.

Due to the complexities involved in accounting for the enactment of the Tax Act, the SEC staff issued SAB 118, which provided guidance on accounting for the income tax effects of the Tax Act. SAB 118 provided a measurement period that may not extend beyond one year from the Tax Act enactment date to complete the accounting for the impact of the Tax Act. SAB 118 allowed us to provide provisional estimates of the impact of the Tax Act in our financial statements for the year ended December 31, 2017.  Accordingly, based on information and IRS guidance currently available, we have recorded a net tax expense of $5.4 million for the year ended December 31, 2017 related to the Tax Act provisions. This consists primarily of a net expense of $0.3 million for the write down of our net deferred tax balances due to the U.S. corporate income tax rate reduction and a net expense of $5.1 million for the one-time deemed transition tax. We have not completed our analysis of the tax impact resulting from the enactment of the Tax Act and the provisional amounts will be refined as needed during the measurement period allowed by SAB 118. While we believe that we have made reasonable estimates of the impact of the U.S. corporate income tax rate reduction and the one-time deemed transition tax on unremitted earnings of foreign subsidiaries, these estimates could change as we continue to analyze IRS guidance related to the Tax Act as it is released. Further changes could result as we refine our calculations surrounding the remeasurement of our deferred tax balances, as well as our calculations of earnings and profits as used in the computation of the transition tax.

The Tax Act creates a new requirement that certain income, such as GILTI, earned by  a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s U.S. shareholder, effective in 2018. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of our deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements for the period ended December 31, 2017, and we have not made a policy choice regarding whether to record deferred taxes on GILTI. We will continue to analyze the effects of the Tax Act on our financial statements,  and additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as allowed in SAB 118.

As of December 31, 2017, our undistributed foreign earnings have been subject to the one-time transition tax. We continue to consider our foreign earnings indefinitely reinvested. Based on our capital, debt and liquidity position, there is no expected need for cash repatriation from foreign subsidiaries, and all cash held in foreign jurisdictions is considered permanently reinvested. These foreign earnings could become subject to additional taxes, such as withholding taxes and local country taxes, if they are repatriated to the United States.

See Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional discussion of the Tax Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2017. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $56.7 million face value of debt outstanding as of December 31, 2017, $0.5 million is fixed-rate capital lease agreements, $22.8 million is fixed-rate debt using interest rate swap agreements and $33.4 million is variable-rate debt. Each one percentage point change associated with the variable rate debt would result in a $0.2 million change to our annual cash interest expenses.

As of December 31, 2017,  our  three interest rate swap agreements totaled  $22.8 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

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

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017. Based on such evaluation, our principal executive officers and principal financial/accounting officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Century Casinos, Inc.

Colorado Springs, Colorado

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Century Casinos, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 8, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Denver, Colorado

March 8, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2017 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,517,329 (2)	4.99 (3)	3,332,032
Equity compensation plans not approved by security holders	-	-	-
Total	1,517,329	$4.99	3,332,032

(1)

These plans consist of the 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which expired in June 2015, and the 2016 Equity Incentive Plan (the “2016 Plan”), which was approved by our stockholders in June 2016.

(2)

As of December 31, 2017, there were (i) 1,349,361 shares of our common stock issuable upon exercise of outstanding options issued under the 2005 Plan and (ii) 167,968 performance stock units (the “2016 PSUs”) issued under the 2016 Plan that, if and when vested, will be settled in shares of our common stock. The amount reported in the table assumes target level performance for the 2016 PSUs. Assuming maximum level performance for the 2016 PSUs, the number of shares of common stock would increase by 167,968.

(3)	The weighted-average exercise price relates only to outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

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
(4) Instruments defining the rights of security holders, including indentures
4.1

Form of Indenture by and between Century Casinos, Inc. and a trustee, relating to debt securities, is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 26, 2017.

(10) Material Contracts
10.1

Credit Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., dated October 25, 2012, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2012.

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

10.8A

Credit Agreement by and between Century Resorts Alberta Inc. and Century Casino Calgary Inc. and the Bank of Montreal, dated April 11, 2012, is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on May 29, 2012.

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

10.11*

Century Casinos, Inc. Amended and Restated 2005 Equity Incentive Plan, as amended and restated as of December 26, 2014, is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

10.12*	Century Casinos, Inc. 2016 Equity Incentive Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2016.
10.13A

Share and Real Property Purchase Agreement, dated as of June 29, 2016, by and among Century Casinos Europe GmbH, 851896 Alberta Ltd., Game Plan Developments Ltd., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016.

10.13B

Assignment of Share and Real Property Purchase Agreement, dated July 22, 2016, by and between Century Casinos Europe GmbH and Century Casino St. Albert Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.13C

First Amendment to Share and Real Property Purchase Agreement, dated as of August 24, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.13D

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

10.14	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
10.15

Share Purchase Agreement relating to Saw Close Casino Limited, by and among Century Casinos Europe GmbH, Global Gaming Ventures (Group) Limited, Saw Close Casino Limited and Anthony Wollenberg, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2017.

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

PFiled on Paper

Item 16. Form 10-K Summary.

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

Date: March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2018.

Signature	Title	Signature	Title

/s/ Erwin Haitzmann Erwin Haitzmann	Chairman of the Board and Co-Chief Executive Officer	/s/ Gottfried Schellmann Gottfried Schellmann	Director
/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co-Chief Executive Officer and President	/s/ Dinah Corbaci Dinah Corbaci	Director
/s/ Margaret Stapleton Margaret Stapleton	Principal Financial/Accounting Officer	/s/ Eduard Berger Eduard Berger	Director

 Item 8. Financial Statements and Supplementary Data.

Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Century Casinos, Inc.
Colorado Springs, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 8,  2018

We have served as the Company's auditor since 2013.

-F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$74,677	$38,837
Receivables, net	6,281	4,706
Prepaid expenses	1,482	1,224
Inventories	740	568
Restricted cash	1,023	0
Other current assets	118	613
Total Current Assets	84,321	45,948

Property and equipment, net	152,778	140,763
Goodwill	15,162	13,387
Deferred income taxes	1,522	1,705
Casino licenses	15,065	12,140
Trademarks	1,859	1,558
Cost investment	1,000	1,000
Deposits and other	3,169	1,337
Total Assets	$274,876	$217,838

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,697	$5,583
Accounts payable	4,765	1,864
Accrued liabilities	10,434	9,088
Accrued payroll	6,894	5,313
Taxes payable	4,815	4,661
Contingent liability (Note 14)	1,833	2,099
Total Current Liabilities	34,438	28,608

Long-term debt, net of current portion and deferred financing costs (Note 7)	51,016	50,026
Taxes payable and other	2,104	620
Total Liabilities	87,558	79,254
Commitments and Contingencies (Note 14)

See notes to consolidated financial statements.

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2017	2016
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,359,820 and 24,451,582 shares issued and outstanding	294	245
Additional paid-in capital	113,068	78,174
Retained earnings	72,662	66,386
Accumulated other comprehensive loss	(6,127)	(12,609)
Total Century Casinos, Inc. shareholders' equity	179,897	132,196
Non-controlling interests	7,421	6,388
Total Equity	187,318	138,584
Total Liabilities and Equity	$274,876	$217,838

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2017	2016	2015
Operating revenue:
Gaming	$137,871	$123,355	$116,933
Hotel	1,943	1,906	1,681
Food and beverage	14,513	12,500	12,003
Termination of concession agreements	0	0	3,365
Other	10,128	10,416	8,201
Gross revenue	164,455	148,177	142,183
Less: Promotional allowances	(10,386)	(8,943)	(8,449)
Net operating revenue	154,069	139,234	133,734
Operating costs and expenses:
Gaming	66,364	58,928	56,364
Hotel	660	541	561
Food and beverage	12,959	10,945	10,267
General and administrative	50,526	44,306	42,747
Depreciation and amortization	8,945	8,349	7,999
Total operating costs and expenses	139,454	123,069	117,938
Earnings from operations	14,615	16,165	15,796
Non-operating income (expense):
Interest income	92	72	38
Interest expense	(3,661)	(3,160)	(3,315)
Gain on foreign currency transactions, cost recovery income and other	1,405	2,523	2,126
Non-operating (expense) income, net	(2,164)	(565)	(1,151)
Earnings before income taxes	12,451	15,600	14,645
Income tax expense	(4,560)	(1,787)	(1,654)
Net earnings	7,891	13,813	12,991
Net earnings attributable to non-controlling interests	(1,632)	(4,598)	(1,471)
Net earnings attributable to Century Casinos, Inc. shareholders	$6,259	$9,215	$11,520

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.25	$0.38	$0.47
Diluted	$0.24	$0.37	$0.47
Weighted average shares outstanding - basic	25,068	24,435	24,395
Weighted average shares outstanding - diluted	25,559	24,668	24,435

See notes to consolidated financial statements

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year
	ended December 31,

Amounts in thousands	2017	2016	2015

Net earnings	$7,891	$13,813	$12,991

Other comprehensive income
Foreign currency translation adjustments	7,944	(390)	(9,853)
Other comprehensive income	7,944	(390)	(9,853)
Comprehensive income	$15,835	$13,423	$3,138

Comprehensive income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(1,632)	(4,598)	(1,471)
Foreign currency translation adjustments	(1,462)	464	941
Comprehensive income attributable to Century Casinos, Inc. shareholders	$12,741	$9,289	$2,608

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT January 1, 2015	24,381,057	$244	$76,169	$(3,636)	$45,651	$118,428	$3,998	$122,426
Net earnings	0	0	0	0	11,520	11,520	1,471	12,991
Foreign currency translation adjustment	0	0	0	(8,912)	0	(8,912)	(941)	(9,853)
Amortization of stock-based compensation	0	0	1,641	0	0	1,641	0	1,641
Distribution to non-controlling interest	0	0	0	0	0	0	(507)	(507)
Exercise of stock options	33,026	0	89	0	0	89	0	89
Conversion of CDR equity (Note 1)	0	0	(581)	(135)	0	(716)	716	0
BALANCE AT December 31, 2015	24,414,083	$244	$77,318	$(12,683)	$57,171	$122,050	$4,737	$126,787
Net earnings	0	0	0	0	9,215	9,215	4,598	13,813
Foreign currency translation adjustment	0	0	0	74	0	74	(464)	(390)
Amortization of stock-based compensation	0	0	759	0	0	759	0	759
Distribution to non-controlling interest	0	0	0	0	0	0	(2,483)	(2,483)
Exercise of stock options	37,499	1	97	0	0	98	0	98
BALANCE AT December 31, 2016	24,451,582	$245	$78,174	$(12,609)	$66,386	$132,196	$6,388	$138,584
Cumulative effect of accounting change (1)	0	0	(17)	0	17	0	0	0
Net earnings	0	0	0	0	6,259	6,259	1,632	7,891
Foreign currency translation adjustment	0	0	0	6,482	0	6,482	1,462	7,944
Amortization of stock-based compensation	0	0	669	0	0	669	0	669
Distribution to non-controlling interest	0	0	0	0	0	0	(2,061)	(2,061)
Issuance of common stock, net of incremental direct costs	4,887,500	49	34,210	0	0	34,259	0	34,259
Exercise of stock options	20,738	0	32	0	0	32	0	32
BALANCE AT December 31, 2017	29,359,820	$294	$113,068	$(6,127)	$72,662	$179,897	$7,421	$187,318

(1)

Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-09. See Note 2 of the consolidated financial statements for further details on the adoption of this accounting standard.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2017	2016	2015

Cash Flows from Operating Activities:
Net earnings	$7,891	$13,813	$12,991
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,945	8,349	7,999
Loss on disposition of fixed assets	767	330	514
Adjustment of contingent liability (Note 14)	150	54	(859)
Unrealized (gain) loss on interest rate swaps	(413)	(79)	214
Amortization of stock-based compensation expense	669	759	1,641
Amortization of deferred financing costs	149	129	105
Deferred taxes (benefit)	183	(196)	(1,305)
Changes in Operating Assets and Liabilities, Net of Acquisition:
Receivables, net	(1,449)	(1,417)	(1,139)
Prepaid expenses and other assets	(1,734)	(1,583)	1,370
Accounts payable	(531)	(196)	(396)
Accrued liabilities	2,896	2,540	(1,307)
Inventories	(127)	(1)	14
Other operating assets	0	(20)	0
Other operating liabilities	173	5	8
Accrued payroll	1,307	1,162	343
Taxes payable	1,410	(1,350)	(725)
Contingent liability payment	(840)	0	(159)
Net cash provided by operating activities	19,446	22,299	19,309

Cash Flows used in Investing Activities:
Purchases of property and equipment	(11,127)	(7,104)	(18,875)
Acquisition of Century Casino St. Albert (net of cash acquired) (Note 3)	(1,494)	(19,735)	0
Acquisition of Saw Close Casino, Ltd. licenses (Note 1)	(398)	0	0
Proceeds from disposition of assets	23	10	698
Net cash used in investing activities	(12,996)	(26,829)	(18,177)

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
Amounts in thousands	2017	2016	2015

Cash Flows provided by Financing Activities:
Proceeds from borrowings	2,680	22,788	12,043
Principal payments	(5,686)	(5,165)	(7,205)
Payment of deferred financing costs	0	(266)	0
Distribution to non-controlling interest	(2,043)	(1,897)	(507)
Common stock issuance	34,259	0	0
Proceeds from exercise of stock options	32	97	89
Net cash provided by financing activities	29,242	15,557	4,420

Effect of Exchange Rate Changes on Cash	$1,732	$(1,575)	$(1,301)

Increase in Cash, Cash Equivalents and Restricted Cash	$37,424	$9,452	$4,251

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$39,020	$29,568	$25,317
Cash, Cash Equivalents and Restricted Cash at End of Period	$76,444	$39,020	$29,568

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,187	$2,729	$1,684
Income taxes paid	$2,893	$4,051	$2,465

Non-Cash Investing Activities:
Purchase of property and equipment on account	$3,676	$479	$1,211
Conversion of CDR equity (Note 1)	$0	$0	$716
Non-Cash Financing Activities:
Assets acquired under capital lease obligation	$145	$560	800
Distributions payable to non-controlling shareholders	$604	$586	$0

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is an international casino entertainment company. As of December 31, 2017, the Company owned casino operations in North America; held a majority ownership interest in six casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters and provided gaming services in Argentina.

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

The Company currently has a controlling financial interest through its subsidiary Century Casinos Europe GmbH (“CCE”) in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). As of December 31, 2017, CPL owned and operated six casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•

As of December 31, 2017, the Company operated 14 ship-based casinos through concession agreements with four cruise lines. In May 2017, the Company began operating the ship-based casino onboard the Mein Schiff 6, a new 2,500 passenger cruise ship. The concession agreements to operate the ship-based casinos onboard the Mein Schiff 1 and Mein Schiff 2 will end in the second quarter of 2018 and first quarter of 2019, respectively, when the ships are transferred from the TUI Cruises fleet to another cruise line.

-F10-

In connection with a concession agreement with Diamond Cruise International Co., Ltd. (“Diamond”) for the operation of the ship-based casino onboard the Glory Sea, the Company had entered into a cooperation agreement with Dynamic Partners International, Ltd. (“Dynamic”) in 2016. In November 2017, both parties mutually agreed to terminate the cooperation agreement. Under this agreement, Dynamic marketed and promoted the casino to VIP players along with facilitating the concession agreement with Diamond. The Company will continue to operate the ship-based casino onboard the Glory Sea.

In March 2015, the Company mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate its concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”). The Company transitioned operations of the eight ship-based casinos that it operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, the Company received $4.0 million in June 2015 and recorded this amount on its consolidated statement of earnings under operating revenue net of $0.6 million related to assets that were sold to Norwegian as part of the Termination Agreement.

The Company also had a two-year consulting agreement, which became effective on June 1, 2015, under which the Company provided limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which was payable $250,000 per quarter through May 2017.

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

•

The Company had a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino from which the Company received a monthly management fee. The management agreement ended November 30, 2017.

The Company also has additional projects under development, including the following, among others:

•

The Company is building a horse racing facility in the Edmonton market area, which it is planning to operate as Century Mile Racetrack and Casino. Century Mile will be a one-mile horse racetrack and a multi-level REC. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. The Company began construction on the Century Mile project in July 2017 and estimates that it will be completed in early 2019.

•

In June 2017, the Company, through its subsidiary CCE, acquired casino licenses held by Saw Close Casino Ltd. (“SCCL”) in Bath, England (the “SCCL License Acquisition”). The Company is planning to develop and operate a 15,000 square foot casino using the casino licenses. The casino is expected to include approximately 35 slot machines, 18 table games and 24 automated live gaming terminals. The Company estimates that the casino will open in the second quarter of 2018, subject to the receipt of certain regulatory and governmental approvals.

•

In August 2017, the Company announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, it had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé. In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. CCE has entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if the license is awarded. CCE will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

-F11-

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Management’s use of estimates includes estimates for property and equipment, goodwill, intangible assets and income tax.

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard under US generally accepted accounting principle (“GAAP”) and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2017. The standard permits retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. The most significant impacts of adoption of the new accounting standard are as follows:

•

Promotional Allowances: The Company will recognize revenue for goods and services provided to customers for free as an inducement to gamble as gross revenue with an offset to gaming revenue based on the stand-alone selling price rather than an offset to promotional allowances. This change will primarily result in a reclassification between revenue line items.

•

Loyalty Accounting: Accounting for complimentary points earned through game play at the Company’s casinos will be identified as separate performance obligations and recorded as a reduction in gaming revenue when earned at the retail value of the benefits owed to the customer (less estimated breakage) and an increase to the loyalty program liability representing outstanding performance obligations. Such amounts will be recognized as revenue in the line item of the corresponding good or service provided when the performance obligation is fulfilled.

•

Estimated Cost of Promotional Allowances: The Company will no longer reclassify the estimated direct cost of providing promotional allowances from other expense line items to the gaming expense line item. This change will result in a reclassification between expense line items and will reduce gaming expense by $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and increase hotel and food and beverage expenses. Refer to the Promotional Allowances section below for historical amounts that will be reclassified to each expense line item on future filings.

These changes, and other less significant adjustments that were required upon adoption, will not have an aggregate material impact on earnings from operations, net earnings or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The standard must be adopted by recognizing and measuring leases at the beginning of the earliest period being presented using a modified retrospective approach. The Company has begun analyzing its operating lease agreements, and management anticipates the Company’s assets and liabilities will increase proportionally after the adoption of ASU 2016-02. In addition, management expects an increase to interest expense will result from the new standard resulting from the new calculation of interest pertaining to operating leases. These changes to the Company’s consolidated balance sheet may be material.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including recording all excess tax benefits and tax deficiencies through income tax on the statement of earnings and eliminating the requirement that excess tax benefits be realized before they can be recognized. ASU 2016-09 also simplifies several other aspects of the accounting for employee share-based payments, including forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted ASU 2016-09 using the modified retrospective method. The Company has elected to account for forfeitures of share-based payments as they occur and recognized less than $0.1 million related to forfeitures as an adjustment to retained earnings for the year ended December 31, 2016.

-F12-

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The objective of ASU 2016-15 is to reduce diversity in the classification of cash receipts and payments for specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. ASU 2016-15 should be applied using a retrospective transition method. The Company adopted ASU 2016-15 in its consolidated financial statements for the year ended December 31, 2017. The standard did not impact the Company’s consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The objective of ASU 2016-16 is to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. ASU 2016-16 should be applied using a modified retrospective approach. The Company has not historically made a significant amount of intra-entity transfers of assets and adoption of the standard did not have a material impact on the Company’s results of operations.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”). The objective of ASU 2016-18 is to require the statement of cash flows to include restricted cash in explaining the change during the period in the total of cash and cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-18 is permitted. ASU 2016-18 should be applied using a retrospective transition method for each period presented. The Company adopted ASU 2016-18 in its consolidated financial statements for the year ended December 31, 2017. The standard impacted the presentation of the Company’s consolidated statement of cash flows, and the Company added additional disclosure about its restricted cash balances to its discussion of cash and cash equivalents in this Note 2.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The objective of ASU 2017-01 is to add guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or of businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption was permitted for interim and annual periods in which the financial statements have not been issued or made available for issuance. The Company has adopted ASU 2017-01 and has used the guidance to evaluate the SCCL License Acquisition.

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

In March 2017, the FASB issued ASU 2017-09, Stock Compensation (“ASU 2017-09”). The objective of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. Historically, the Company has not made frequent changes to the terms or conditions of its share-based payment awards, and adoption of the standard will not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (“ASU 2018-02”).  The objective of ASU 2018-02 is to provide guidance on the impacts of the Tax Cuts and Jobs Act (“Tax Act”). The guidance permits the reclassification of certain income tax effects of the Tax Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods: retrospective to each period or periods in which the income tax effects of the Tax Act related to the items remaining in Other Comprehensive Income are recognized, or at the beginning of the period of adoption. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements.

-F13-

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	December 31,	December 31,	December 31,	December 31,
Amounts in thousands	2017	2016	2015	2014
Cash and cash equivalents	$74,677	$38,837	$29,366	$24,741
Restricted cash	1,023	0	0	257
Restricted cash included in deposits and other	744	183	202	319
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$76,444	$39,020	$29,568	$25,317

For the year ended December 31, 2017, restricted cash included $1.0 million related to completion of leasehold improvements at SCCL. For the year ended December 31, 2017, restricted cash included $0.6 million in deposits and other related to a cash guarantee for the Company’s SCCL credit agreement and $0.1 million in deposits related to payments of prizes and giveaways for Casinos Poland.

The prior period amounts within the Company’s consolidated statement of cash flows have been revised to reflect the new presentation of restricted cash after the adoption of ASU 2016-18. The information below presents the impact of this presentation change on the Company’s 2016 and 2015 consolidated statements of cash flows as previously reported.

Consolidated Statement of Cash Flows
Amounts in thousands	As Previously Reported	Changes Related to Adoption of ASU 2016-18	Revised
For the year ended December 31, 2016
Cash Flows from Operating Activities:
Prepaid expenses and other assets	$(1,625)	$42	$(1,583)

Effect of Exchange Rate Changes on Cash	(1,514)	(61)	(1,575)

Increase in Cash, Cash Equivalents and Restricted Cash	9,471	(19)	9,452

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	29,366	202	29,568
Cash, Cash Equivalents and Restricted Cash at End of Period	$38,837	$183	$39,020

For the year ended December 31, 2015
Cash Flows from Operating Activities:
Prepaid expenses and other assets	$1,707	$(337)	$1,370

Effect of Exchange Rate Changes on Cash	(1,264)	(37)	(1,301)

Increase in Cash, Cash Equivalents and Restricted Cash	4,625	(374)	4,251

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	24,741	576	25,317
Cash, Cash Equivalents and Restricted Cash at End of Period	$29,366	$202	$29,568

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

-F14-

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

Buildings and improvements	5–39 years
Gaming equipment	3–7 years
Furniture and non-gaming equipment	3–7 years

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. During the year ended December 31, 2017, the Company wrote down the leasehold improvements at Casinos Poland’s LIM Center casino in Warsaw based on the transfer of the casino license to the Hilton Warsaw casino and charged $0.1 million to operating costs and expenses. During the year ended December 31, 2016, the Company wrote down the leasehold improvements at Casinos Poland’s Katowice casino based on the expiration of the license for that location and charged $0.4 million to operating costs and expenses. No long-lived asset impairment charges were recorded for the year ended December 31, 2015.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Note 6.

Intangible Assets—Identifiable intangible assets include trademarks and casino licenses. The Company’s trademarks, CDR’s licenses issued by the Alberta Gaming and Liquor Commission (“AGLC”) and Horse Racing Alberta (“HRA”), CSA’s license issued by the AGLC and SCCL’s licenses issued by the Great Britain Gambling Commission are indefinite-lived intangible assets and therefore are not amortized. The Company’s casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives. See Note 6.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	December 31,	December 31,
Ending Rates	2017	2016
Canadian dollar (CAD)	1.2545	1.3427
Euros (EUR)	0.8334	0.9476
Polish zloty (PLN)	3.4841	4.2065
British pound (GBP)	0.7396	0.8106

	For the year
	ended December 31,			% Change
Average Rates	2017	2016	2015	2017/2016	2016/2015
Canadian dollar (CAD)	1.2981	1.3256	1.2786	2.1%	(3.7%)
Euros (EUR)	0.8871	0.9041	0.9014	1.9%	(0.3%)
Polish zloty (PLN)	3.7764	3.9455	3.7706	4.3%	(4.6%)
British pound (GBP)	0.7767	0.7410	0.6545	(4.8%)	(13.2%)
Source: Pacific Exchange Rate Service

Comprehensive Income – Comprehensive income includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

-F15-

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

At CRA, CSA and CAL, the AGLC retains 85% of slot machine net win, of which 15% is allocated to charities designated by the AGLC and 70% is allocated to the Alberta Lottery Fund. At CDR, the AGLC retains 40% of slot machine net win, which is allocated to the Alberta Lottery Fund, and HRA retains 16.25% of slot machine net win, which is used to fund horse-racing programs. For all table games, excluding poker and craps, the casino is required to allocate 50% of its net win to a charity designated by the AGLC, with the exception of the Company’s St. Albert casino, which allocates 35% of its net win to a charity designated by the AGLC. For poker and craps, 25% of the casino’s net win is allocated to a charity. CRA, CSA, CAL and CDR record revenue net of the amounts retained by the AGLC, HRA, charities and the Alberta Lottery Fund.

Promotional Allowances - Hotel accommodations and food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of providing promotional allowances is included in casino expenses. For the years ended December 31, 2017, 2016, and 2015, the estimated direct cost of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2017	2016	2015
Hotel	$47	$49	$59
Food and beverage	1,117	1,047	1,004
	$1,164	$1,096	$1,063

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of December 31, 2017 and 2016, the outstanding balance of this liability on the Company’s consolidated balance sheet was $0.7 million.

Stock-Based Compensation – Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option pricing model for all non-performance option grants and the Monte Carlo option pricing model for all performance stock unit grants related to total shareholder return to determine the fair value of all such grants. See Note 10.

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $2.1 million, $2.0 million and $1.7 million in the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes – The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment by reviewing internal estimates for future taxable income. During the third quarter of 2017, the Company released its $5.7 million valuation allowance on its deferred tax assets, resulting in a tax benefit

-F16-

The Tax Act, which was enacted on December 22, 2017, included significant changes to the Internal Revenue Code, including, among other items, a reduction of the federal corporate tax rate to 21%, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and the creation of new taxes on certain foreign earnings.  The Company has not completed its analysis of the tax impact resulting from the enactment of the Tax Act.  However, where possible, the Company has estimated the effects on its existing deferred tax balances and the one-time transition tax.  See Note 11 for more discussion of the provisional amounts recorded by the Company related to the Tax Act.

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2017	2016	2015
Weighted average common shares, basic	25,068	24,435	24,395
Dilutive effect of stock options	491	233	40
Weighted average common shares, diluted	25,559	24,668	24,435

The following stock options are anti-dilutive and have not been included in the weighted-average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2017	2016	2015
Stock options	0	35	1,438

3.    ACQUISITIONS

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

The Company paid total consideration of CAD 31.9 million ($24.3 million) for the acquisition, using additional financing from the second amended and restated credit agreement with the Bank of Montreal (the “BMO Credit Agreement”) (see Note 7).

As of October 1, 2016, the Company began consolidating Century Casino St. Albert Inc. as a wholly-owned subsidiary. CSA contributed $8.8 million in net operating revenue and $1.1 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2017 and $2.0 million in net operating revenue and $0.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2016.

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

-F17-

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

Details of the purchase in the table below are based on estimated fair values of assets and liabilities as of October 1, 2016. The measurement period to make any adjustment to the fair value of the assets and liabilities recognized as a result of the acquisition ended on October 1, 2017, one year after the date of acquisition. The Company did not make any adjustments to the fair value of the assets and liabilities recognized during the year ended December 31, 2017.

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

-F18-

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

	For the year ended December,
Amounts in thousands, except for per share information	2016	2015
	(Unaudited)	(Unaudited)
Net operating revenue	$145,186	$143,152
Net earnings attributable to Century Casinos, Inc. shareholders	$10,197	$13,103
Basic and diluted earnings per share	$0.41	$0.52

4.     COST INVESTMENT

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CCE is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which the Company did not exercise. The Company accounts for the $1.0 million investment in MCE using the cost method.

5.     PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2017 and 2016 consisted of the following:

	December 31,
Amounts in thousands	2017	2016
Land	$50,300	$48,274
Buildings and improvements	110,733	105,048
Gaming equipment	24,212	23,445
Furniture and non-gaming equipment	20,501	18,728
Capital leases	1,628	1,379
Capital projects in process	9,872	3,579
	$217,246	$200,453
Less: accumulated depreciation	(64,468)	(59,690)
Property and equipment, net	$152,778	$140,763

Depreciation expense was $8.6 million, $8.0 million and $7.6 million for the years ended December 31, 2017,  2016 and 2015, respectively.

-F19-

6.     GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of December 31, 2017 include CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to the Company. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill related to CRA, CDR, CSA or CPL have been recorded.

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance -- January 1, 2016	$3,551	$137	$0	$6,485	$10,173
Purchase of Century Casino St. Albert	0	0	3,584	0	3,584
Effect of foreign currency translation	110	4	(83)	(401)	(370)
Balance – December 31, 2016	$3,661	$141	$3,501	$6,084	$13,387
Effect of foreign currency translation	258	10	246	1,261	1,775
Balance -- December 31, 2017	$3,919	$151	$3,747	$7,345	$15,162

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance -- January 1, 2016	$108	$1,546	$1,654
Effect of foreign currency translation	0	(96)	(96)
Balance – December 31, 2016	$108	$1,450	$1,558
Effect of foreign currency translation	0	301	301
Balance -- December 31, 2017	$108	$1,751	$1,859

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

-F20-

Licenses

Casino licenses at December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2017	2016
Finite-lived
Casino licenses	$2,992	$2,029
Less: accumulated amortization	(1,434)	(1,362)
Total finite-lived casino licenses, net	1,558	667
Infinite-lived
Casino licenses	13,507	11,473
Total infinite-lived casino licenses	13,507	11,473
Casino licenses, net	$15,065	$12,140

Poland

As of December 31, 2017, Casinos Poland had nine casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance -- January 1, 2016	$730
New casino licenses	339
Amortization	(368)
Effect of foreign currency translation	(34)
Balance – December 31, 2016	$667
New casino licenses	1,127
Amortization	(385)
Effect of foreign currency translation	149
Balance -- December 31, 2017	$1,558

As of December 31, 2017, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2018	$363
2019	272
2020	257
2021	257
2022	242
Thereafter	167
$1,558

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 2.7 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

-F21-

Canada and Corporate and Other

The licenses at CDR, CSA and SCCL are infinite-lived intangible assets that are not amortized. CDR holds licenses from the AGLC and from the HRA, CSA holds a license from the AGLC, and SCCL holds licenses from the Great Britain Gambling Commission. No impairment charges related to the licenses have been recorded. Changes in the carrying amount of the licenses are as follows:

	Canada		Corporate and Other
Amounts in thousands	Century Downs	Century Casino St. Albert	Saw Close Casino Ltd.
Balance -- January 1, 2016	$2,298	$0	$0
Purchase of Century Casino St. Albert	0	9,318	0
Effect of foreign currency translation	71	(214)	0
Balance – December 31, 2016	$2,369	$9,104	$0
Purchase of Saw Close Casino Ltd.	0	0	1,160
Effect of foreign currency translation	167	640	67
Balance -- December 31, 2017	$2,536	$9,744	$1,227

7.     LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2017 and 2016 consisted of the following:

Amounts in thousands	December 31, 2017		December 31, 2016
Credit agreement - Bank of Montreal	$38,203	4.19%	$40,495	4.04%
Credit agreement - CPL	0	0.00%	215	3.55%
Credit agreement - SCCL	2,704	4.94%	0	0.00%
Financing obligation - CDR land lease	15,541	13.44%	14,520	13.54%
Capital leases	523	6.89%	791	7.11%
Total principal	$56,971	6.67%	$56,021	7.61%
Deferred financing costs	(258)		(412)
Total long-term debt	$56,713		$55,609
Less current portion	(5,697)		(5,583)
Long-term portion	$51,016		$50,026

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal (“BMO”). On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company through its Canadian subsidiaries, entered into a second amended and restated credit agreement to finance the Apex Acquisition that increased the Company’s borrowing capacity to CAD 69.2 million with an interest rate of BMO’s floating rate plus a margin. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of December 31, 2017, the Company had borrowed CAD 63.9 million, of which the outstanding balance was CAD 47.9 million ($38.2 million based on the exchange rate in effect on December 31, 2017) and the Company had approximately CAD 6.2 million ($4.9 million based on the exchange rate in effect on December 31, 2017) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.4 million based on the exchange rate in effect on December 31, 2017) from Credit Facility E for the interest rate swap agreements discussed below.

The BMO Credit Agreement consists of the following five credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of December 31, 2017, the Company had CAD 1.1 million ($0.9 million based on the exchange rate in effect on December 31, 2017) available for borrowing under Credit Facility A.

-F22-

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of December 31, 2017, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of December 31, 2017, the Company had CAD 5.1 million ($4.1 million based on the exchange rate in effect on December 31, 2017) available for borrowing under Credit Facility C.

4.

Credit Facility D is a CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used CAD 30.0 million to pay for the Apex Acquisition. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of December 31, 2017, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years. The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below. This facility has a term of five years that expires in August 2019.

Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2017) were recorded as interest expense in the consolidated statement of earnings for the year ended December 31, 2017. The shares of the Company’s subsidiaries that own CRA, CAL and CSA and the Company’s 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including restricting their incurrence of additional debt, a debt to EBITDA ratio less than 3:1, a fixed charge coverage ratio greater than 1.2:1, maintenance of a CAD 50.0 million equity balance and a capital expenditure limit of CAD 4.0 million per year. The Company was in compliance with all financial covenants of the BMO Credit Agreement as of December 31, 2017.

The Company has entered into interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the BMO Credit Agreement. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s consolidated statements of earnings. The interest rate is calculated as the fixed rate plus an applicable margin. As of December 31, 2017, the Company had the following interest rate swap agreements set at a Canadian Dollar Offered Rate (“CDOR”):

•	Notional amount of CAD 7.8 million ($6.2 million based on the exchange rate in effect on December 31, 2017) with a rate of 4.17% expiring in August 2019.
•	Notional amount of CAD 7.8 million ($6.2 million based on the exchange rate in effect on December 31, 2017) with a rate of 4.14% expiring in August 2019.
•	Notional amount of CAD 13.1 million ($10.4 million based on the exchange rate in effect on December 31, 2017) with a rate of 4.33% expiring in December 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. The Company recognized $0.3 million in deferred financing costs related to the BMO Credit Agreement for the year ended December 31, 2016. Amortization expenses relating to deferred financing charges were $0.1 million for each of the years ended December 31, 2017,  2016 and 2015. These costs are included in interest expense in the consolidated statements of earnings (loss).

-F23-

Casinos Poland

As of December 31, 2017, CPL had a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility is secured by a building owned by CPL in Warsaw, Poland. In March 2017, the term of the credit facility was extended from February 11, 2018 to March 20, 2019. The credit facility had no outstanding amount as of December 31, 2017 and approximately PLN 11.0 million ($3.2 million based on the exchange rate in effect on December 31, 2017)  was available for borrowing as of December 31, 2017. The credit facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt by CPL and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of December 31, 2017.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect as of December 31, 2017). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 0.7 million ($0.2 million based on the exchange rate in effect as of December 31, 2017) with mBank and terminate on October 31, 2019. In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.5 million ($0.1 million based on the exchange rate in effect as of December 31, 2017) in deposits for this purpose as of December 31, 2017. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2017.

Saw Close Casino Ltd.

In August 2017, the Company’s subsidiary SCCL entered into a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”). The loan matures in September 2023 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.625%. Proceeds from the loan are being used for construction and fitting out of the Company’s Bath casino project. As of December 31, 2017, the amount outstanding on the loan was GBP 2.0 million ($2.7 million based on the exchange rate in effect on December 31, 2017). SCCL has no further borrowing availability under the loan agreement. Repayment of the loan will begin in December 2018. The loan is guaranteed by a $0.6 million cash guarantee by CCE. This guarantee is included in deposits and other on the Company’s consolidated balance sheet as of December 31, 2017.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation to the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of land on which Century Downs is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option is on July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of December 31, 2017, the outstanding balance on the financing obligation was CAD 19.5 million ($15.5 million based on the exchange rate in effect on December 31, 2017).

Capital Lease Agreements

As of December 31, 2017, the Company had the following capital leases:

•	CRA had two capital lease agreements for surveillance and general equipment with an outstanding balance of CAD 0.2 million ($0.1 million based on the exchange rate in effect on December 31, 2017);
•	CAL had two capital lease agreements for general equipment with an outstanding balance of CAD 0.1 million ($0.1 million based on the exchange rate in effect on December 31, 2017);
•

CDR had six capital lease agreements for surveillance, kitchen and racing-related equipment with an outstanding balance of CAD 0.3 million ($0.2 million based on the exchange rate in effect on December 31, 2017);

•	CSA had a capital lease agreement for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2017); and
•	the Century Mile project had a capital lease agreement for trailers with an outstanding balance of CAD 0.1 million ($0.1 million based on the exchange rate in effect on December 31, 2017).

-F24-

As of December 31, 2017, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Saw Close Casino Ltd. Credit Agreement	Century Downs Land Lease	Capital Leases	Total
2018	$5,244	$135	$0	$318	$5,697
2019	16,818	541	0	134	17,493
2020	2,391	541	0	51	2,983
2021	13,750	541	0	19	14,310
2022	0	541	0	1	542
Thereafter	0	405	15,541	0	15,946
Total	$38,203	$2,704	$15,541	$523	$56,971

8.     OTHER BALANCE SHEET AND STATEMENT OF EARNINGS CAPTIONS

Accrued liabilities include the following as of December 31, 2017 and 2016:

	December 31,
Amounts in thousands	2017	2016
Accrued commissions (AGLC)	$2,401	$1,394
Progressive slot, table and on track liability	1,866	1,317
Apex Acquisition liability (Note 3)	0	1,494
Player point liability	727	671
Chip liability	477	567
Off-track betting liability	522	167
Deposit liability	1,002	621
Other accrued liabilities	3,439	3,424
Total	$10,434	$9,088

Accrued commissions (AGLC) include the portion of slot machine net sales and table game wins owed to the AGLC as of December 31, 2017 and 2016.

Taxes payable include the following as of December 31, 2017 and 2016:

	December 31,
Amounts in thousands	2017	2016
Accrued property taxes	$1,024	$1,024
Gaming taxes payable	3,708	3,354
Other taxes payable	83	283
Total	$4,815	$4,661

Other operating revenue includes the following for the years ended December 31, 2017,  2016 and 2015:

	For the year ended December 31,
Amounts in thousands	2017	2016	2015
Pari-mutuel revenue	$3,665	$3,674	$2,643
Bowling revenue	642	644	662
Other revenue	5,821	6,098	4,896
Total	$10,128	$10,416	$8,201

-F25-

9.     SHAREHOLDERS’ EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. The Company did not repurchase any shares of its common stock during 2017 and 2016. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2017. The repurchase program has no set expiration or termination date.

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

10.STOCK-BASED COMPENSATION

At the 2005 annual meeting of stockholders, stockholders of the Company approved an equity incentive plan (as amended, the “2005 Plan”). The 2005 Plan expired in June 2015. There are options issued under the 2005 Plan that remain outstanding. The 2005 Plan provided for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provided for the issuance of up to 2,000,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company was not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options were required to have an exercise period not to exceed ten years. The Company had granted awards of incentive stock options and non-qualified stock options under the 2005 Plan, all of which had exercise prices that were not less than the fair market value at the date of grant. Options granted had six-month, one-year, three-year or four-year vesting periods. All outstanding options were issued at market value as of the date of the grant.

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan will expire in June 2026. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 3,500,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2017, the Company has granted 167,968 target performance stock units (“PSUs”) under the 2016 Plan. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

PSUs

The PSUs vest subject to market and performance conditions. The conditions are weighted 25% based on market conditions and 75% based on performance conditions. Market conditions are based on the Company’s total shareholder return (“TSR”) relative to a select group of peer companies at the end of a three year performance period. Performance conditions are based on the Company’s actual Adjusted EBITDA over the three year performance period compared to forecasted Adjusted EBITDA over the same period. Depending on the TSR and Adjusted EBITDA at the end of the performance period, anywhere from 0% to 200% of the target grant may vest. Expense is recognized on a straight-line basis over the performance period beginning on the date of grant. Probability is assessed quarterly on the performance conditions and compensation expense is adjusted accordingly. Actual forfeitures are recognized as they occur.

-F26-

Activity in the Company’s stock-based compensation plan for the PSUs was as follows:

	Target PSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	0	$0.00
Granted	167,968	8.03
Vested	0	0.00
Forfeited	0	0.00
Nonvested at December 31, 2017	167,968	$8.03

At December 31, 2017, there was a total of $0.9 million of total unrecognized compensation expense related to the PSUs. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The weighted-average fair value of the PSUs granted is estimated on the date of grant using the Monte Carlo model with the following assumptions:

Assumptions for PSU Awards
Weighted-average risk-free interest rate	1.59%
Weighted-average expected life	3 yrs
Weighted-average expected volatility	36.5%
Weighted-average expect dividends	$0
Forfeiture rate	0%

Stock Options

Activity related to options in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2017	1,314,435	$4.98	7.77	979,435	$4.95
Granted	0	0.00
Exercised	(24,274)	3.19
Cancelled or forfeited	(3,750)	5.05
Expired	(10,000)	9.00
Outstanding at December 31, 2017	1,276,411	$4.98	6.88	1,276,411	$4.98

As of December 31, 2017, there were 72,950 options outstanding to independent directors of the Company with a weighted-average exercise price of $5.09. At December 31, 2017, there was no unrecognized compensation expense.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2017:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$0.93	5,161	5,161	$42	$42	0.9	0.9
$2.30	25,000	25,000	171	171	2.4	2.4
$5.05	1,246,250	1,246,250	5,085	5,085	7.0	7.0
	1,276,411	1,276,411	$5,298	$5,298	6.9	6.9
(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $9.13 per share as of December 31, 2017 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

-F27-

Activity in the Company’s stock-based compensation plan for nonvested employee stock options was as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	1,023,750	$2.62
Granted	0	0.00
Vested	(341,250)	2.55
Forfeited	0	0.00
Nonvested at December 31, 2015	682,500	$2.55
Granted	0	0.00
Vested	(335,000)	2.55
Forfeited	(12,500)	2.55
Nonvested at December 31, 2016	335,000	$2.55
Granted	0	0.00
Vested	(331,250)	2.55
Forfeited	(3,750)	2.55
Nonvested at December 31, 2017	0	$0.00

In addition, 18,750 options granted to the Company’s independent directors vested during the year ended December 31, 2017. The total fair value of options vested was $0.9 million,  $1.1 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table includes additional information related to cash exercises of stock options:

	For the Year Ended December 31,
Amounts in thousands	2017	2016	2015
Intrinsic value of share-based awards exercised	$16	$28	$36

The intrinsic value of options exercised through net share settlement was $0.1 million for the year ended December 31, 2017. The tax benefit from option exercises was less than $0.1 million for the year ended December 31, 2017.

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statement of earnings as follows:

	For the Year Ended December 31,
Amounts in thousands	2017	2016	2015
Compensation cost:
2005 Plan	$277	$759	$1,641
2016 Plan	392	0	0
Total compensation cost	$669	$759	$1,641

-F28-

11.     INCOME TAXES

The Company’s provision for income taxes is summarized as follows:

	For the year
Amounts in thousands	ended December 31,
	2017	2016	2015
U.S. Federal - Current	$1,283	$85	$84
U.S. Federal - Deferred	(786)	0	0
Provision for U.S. federal income taxes	$497	$85	$84

Foreign - Current	$3,094	$1,898	$2,875
Foreign - Deferred	969	(196)	(1,305)
Provision for foreign income taxes	4,063	1,702	1,570
Total provision for income taxes	$4,560	$1,787	$1,654

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2017	2016	2015
U.S. Federal income tax statutory rate	35.0%	34.0%	34.0%
Foreign income taxes	(9.1%)	(10.0%)	(17.6%)
Equity in Polish investment	0.0%	0.0%	0.0%
State income tax (net of federal benefit)	2.4%	0.2%	0.0%
Meals, entertainment, gifts & giveaways	2.0%	1.1%	1.0%
Statutory to GAAP adjustments, including foreign currency	2.8%	0.5%	(1.2%)
Valuation allowance	(45.9%)	(17.4%)	(16.5%)
Unrecognized tax benefit	0.1%	0.0%	4.3%
Stock options	1.6%	1.6%	3.4%
Tax authority audit adjustment	0.0%	0.0%	3.6%
Tax Act impact	43.5%	0.0%	0.0%
Permanent and other items	4.2%	1.5%	0.3%
Total provision for income taxes	36.6%	11.5%	11.3%

The Company’s current year effective income tax rate was impacted by a decrease in pre-tax income in Canada, Mauritius and Poland. The comparison of pre-tax income of $12.5 million for the year ended December 31, 2017, compared to pre-tax income of $15.6 million for the year ended December 31, 2016 should be considered when comparing tax rates year over year. The overall effective tax rate of 36.6% was significantly driven by the full release of the U.S. valuation allowance in 2017 and the Tax Act. A majority of the earnings recognized by the Company during the year ended December 31, 2017 were from the Company’s properties in Canada, which accounted for 47.6% of the total tax expense recorded.

The Tax Act, which was enacted on December 22, 2017, makes significant changes to the Internal Revenue Code effective for 2018, although certain provisions affected the Company’s 2017 financial results. The changes impacting 2017 results include, but are not limited to, the write-down of net deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate from 35% to 21% and imposing a one-time deemed transition tax on certain unremitted earnings of foreign subsidiaries.  Due to the complexities involved in accounting for the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that may not extend beyond one year from the Tax Act enactment date to complete the accounting for the impact of the Tax Act. SAB 118 allows the Company to provide provisional estimates of the impact of the Tax Act in its financial statements for the year ended December 31, 2017.  The Company has not completed its analysis of the tax impact resulting from the enactment of the Tax Act and the provisional amounts will be refined as needed during the measurement period allowed by SAB 118. While the Company believes that it has made reasonable estimates of the impact of the U.S. corporate income tax rate reduction and the one-time deemed transition tax on unremitted earnings of foreign subsidiaries, these estimates could change as the Company continues to analyze IRS guidance related to the Tax Act as it is released. Further changes could result as the Company refines its calculations surrounding the remeasurement of its deferred tax balances, as well as its calculations of earnings and profits as used in the computation of the transition tax.

-F29-

Provisional amounts

•

Deferred tax assets and liabilities: The Company remeasured deferred tax assets and liabilities using the rates at which they are expected to reverse in the future, which would be a blended rate of 24.66%, comprised of a 21% federal rate and a 3.66% state income tax rate net of federal benefit. The provisional amounts recorded for the remeasurement of the Company's deferred tax assets and liabilities was an income tax expense of $0.3 million. However, this remeasurement is based on estimates as of the enactment date of the Tax Act and the Company’s current analysis of the numerous complex tax law changes in the Tax Act.  As the Company finalizes its analysis of the tax law changes in the Tax Act, including the impact on its current year tax return filing positions, the Company will update provisional amounts for this remeasurement.  Additionally, due to the size and nature of the one-time transition tax, any change in the one-time transition tax provisional estimate could directly impact the remeasurement of deferred tax assets and liabilities.

•

U.S. taxation on foreign earnings: A key component of the Tax Act includes a one-time transition tax applied to foreign earnings that were not previously subject to U.S. tax. This one-time transition tax is based on total post-1986 foreign earnings and profits that were previously deferred from U.S. income taxes. The Company recorded a provisional amount of $5.1 million for the one-time transition tax liability based on its estimates of post-1986 foreign earnings and profits. Previously, the Company had not recorded a deferred tax liability related to these post-1986 foreign earnings because management did not expect to repatriate these earnings and subject them to U.S. taxation due to the nature of the Company’s foreign operations. Because the Tax Act does not address certain aspects of the calculation of the transition tax, leaving them open to interpretation, the U.S. Treasury Department is expected to issue regulations to provide clarification on calculating the transition tax. Additionally, the Company continues to gather post-1986 foreign earnings and profits support as well as substantiation for historical tax pool data, which will impact the provisional amount.  The Company expects to update its provisional amount following the issuance of regulations on the Tax Act by the U.S. Treasury Department and additional data gathering efforts.

The Tax Act creates a new requirement that certain income, such as global intangible low-taxed income (“GILTI”), earned by a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s U.S. shareholder, effective in 2018. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or business, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements for the period ended December 31, 2017, and the Company has not made a policy choice regarding whether to record deferred taxes on GILTI. The Company will continue to analyze the effects of the Tax Act on its financial statements. Additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as allowed in SAB 118.

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. During 2017, the Company released its $5.7 million U.S. valuation allowance on its U.S. deferred tax assets, resulting in a tax benefit. The Company analyzed the likelihood of future realization of the U.S. deferred tax assets, including recent cumulative earnings by taxing jurisdiction, expectations of future taxable income or loss, the amount of net operating loss carryforwards not subject to limitations, the number of periods it will take to realize the net operating loss carryforwards and other relevant factors. Based on this analysis, the Company concluded that operations in the U.S. had attained a sustained level of profitability sufficient to reduce its valuation allowance.

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

-F30-

The Company’s deferred income taxes at December 31, 2017 and 2016 are summarized as follows:

Amounts in thousands	2017	2016
Deferred tax assets (liabilities) - U.S. Federal and state:

Deferred tax assets
Amortization of goodwill for tax	$175	$316
Amortization of startup costs	98	190
Property and equipment	433	593
NOL carryforward	51	4,167
Accrued liabilities and other	172	668
	929	5,934
Valuation allowance	0	(5,717)
	$929	$217
Deferred tax liabilities
Prepaid expenses	$(143)	$(217)
	$(143)	$(217)

Long-term deferred tax asset (liability)	$786	$0

Deferred tax assets (liabilities) - foreign

Deferred tax assets
Property and equipment	$675	$715
NOL carryforward	2,745	2,806
Tax credits	0	0
Accrued liabilities and other	1,046	943
Contingent liability	348	684
Exchange rate gain or (loss)	762	819
	5,576	5,967
Valuation allowance	0	0
	$5,576	$5,967
Deferred tax liabilities
Property and equipment	$(2,786)	$(2,609)
Exchange rate gain or (loss)	(95)	(10)
Intangibles	(1,317)	(1,229)
Others	(642)	(414)
	$(4,840)	$(4,262)

Long-term deferred tax asset (liability)	$736	$1,705

-F31-

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

The Company’s income tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2007-2016
U.S. State - Colorado	2005-2016
Canada	2011-2016
Mauritius	2014-2016
Poland	2009-2016
Austria	2012-2016
United Kingdom	N/A

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $14.9 million as of December 31, 2017. The Company had recorded $3.5 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustment of unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2026 - 2030	$1,038
2031 - 2037	2,485
No expiration	0
Total deferred tax assets	$3,523

Certain net operating loss carryforwards in the Company’s filed income tax returns include unrecognized tax benefits. The deferred tax assets recognized for those net operating loss carryforwards are presented net of these unrecognized tax benefits.

As of December 31, 2017, the Company’s undistributed foreign earnings have become subject to a one-time transition tax resulting from the Tax Act. The Company continues to consider its foreign earnings indefinitely reinvested. Based on the Company’s capital, debt and liquidity position, there is no expected need for cash repatriation from foreign subsidiaries, and all cash held in foreign jurisdictions is considered permanently reinvested. These foreign earnings could become subject to additional taxes if they are repatriated to the United States.

As of December 31, 2017, the Company’s unrecognized tax benefit totaled $0.8 million. A portion of this adjustment has been recorded as a component of taxes payable, and a portion of this adjustment has been recorded as a reduction to deferred tax assets in the accompanying consolidated balance sheet as of December 31, 2017. The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s total amount of unrecognized tax benefit is summarized in the table below:

Amounts in thousands	2017	2016
Unrecognized tax benefit - January 1	$754	$684
Gross increases - tax positions in prior period	49	70
Gross decreases - tax positions in prior period	0	0
Gross increases - tax positions in current period	0	0
Settlements	0	0
Lapse of statute of limitations	0	0
Unrecognized tax benefit - December 31	$803	$754

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of less than $0.1 million during 2017 and 2016. The $0.8 million balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

-F32-

The Company’s U.S. and foreign pre-tax income is summarized in the table below:

Amounts in thousands	2017	2016	2015
Income (loss) before taxes:
U.S.	$1,059	$138	$(1,593)
Foreign	11,392	15,462	16,238
Total income before taxes	$12,451	$15,600	$14,645

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset (1)	$0	$275	$0	$0	$0	$0
Interest rate swap liability (1)	$0	$0	$0	$0	$(129)	$0

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

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2017, the Company transferred the LIM Center casino license at Casinos Poland to the Hilton Warsaw Hotel and, as a result, charged $0.1 million related to LIM Center leasehold improvements to operating costs and expenses during the year ended December 31, 2017. During 2016, the Company determined that the fair value of the Katowice leasehold improvements was zero based on the expiration of the license for that casino. As a result, $0.4 million was charged to operating costs and expenses during the year ended December 31, 2016.

-F33-

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value based on the variable interest paid on the obligation. The carrying value of the Company’s SCCL credit agreement approximates fair value based on the completion of the financing arrangement in September 2017 and the variable interest paid on the obligation. The estimated fair values of the outstanding balances under the BMO Credit Agreement and SCCL credit agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The fair values of the Company’s capital lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The fair value of CDR’s land lease was CAD 28.6 million ($22.8 million based on the exchange rate in effect on December 31, 2017) as of December 31, 2017. The estimated fair values of the outstanding balances related to the Company’s capital lease obligations and CDR’s land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of December 31, 2017 and 2016, the Company had no cash equivalents.

Derivative Instruments Reporting

In April 2016, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were not designated as accounting hedges. These interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. See Note 7 for details of the Company’s three interest rate swap agreements.

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s consolidated statement of earnings. The location and effects of derivative instruments in the consolidated statements of earnings were as follows:

Amounts in thousands
		For the year
Derivatives not designated as	Income Statement	ended December 31,
ASC 815 hedges	Classification	2017	2016	2015
Interest Rate Swaps	Interest Expense	$476	$500	$651

The location and fair value amounts of the Company’s derivative instruments in the consolidated balance sheets were as follows:

Amounts in thousands		As of December 31, 2017			As of December 31, 2016
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)
Derivative assets:
Interest rate swaps - current	Other current assets	$77	$0	$77	$0	$0	$0
Interest rate swaps - non-current	Deposits and other	198	0	198	0	0	0
Total derivative assets		$275	$0	$275	$0	$0	$0
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$0	$0	$0	$(55)	$0	$(55)
Interest rate swaps - non-current	Taxes payable and other	0	0	0	(74)	0	(74)
Total derivative liabilities		$0	$0	$0	$(129)	$0	$(129)

-F34-

13.     SEGMENT AND GEOGRAPHIC INFORMATION

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

-F35-

The following tables provide summary information regarding the Company’s segments for the years ended December 31, 2017,  2016 and 2015:

	For the year ended December 31, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$57,732	$32,154	$59,796	$4,387	$154,069

Earnings before income taxes	$11,685	$5,597	$3,304	$(8,135)	$12,451

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,681	$3,469	$1,280	$(6,171)	$6,259
Interest expense (income), net	3,487	2	105	(25)	3,569
Income taxes (benefit)	3,008	2,128	1,388	(1,964)	4,560
Depreciation and amortization	3,427	2,405	2,747	366	8,945
Net earnings attributable to non-controlling interests	996	0	636	0	1,632
Non-cash stock-based compensation	0	0	0	669	669
(Gain) loss on foreign currency transactions, cost recovery income and other	(564)	0	(822)	24	(1,362)
Loss on disposition of fixed assets	83	1	535	3	622
Acquisition costs	28	0	0	327	355
Pre-opening expenses	25	0	537	275	837
Adjusted EBITDA	$18,171	$8,005	$6,406	$(6,496)	$26,086

Long-lived assets	$86,361	$49,403	$12,512	$4,502	$152,778

Capital expenditures (2)	$6,476	$672	$2,186	$1,793	$11,127

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)

Capital expenditures in 2017 included purchases of property and equipment of $4.6 million related to Century Mile in the Canada segment and $1.5 million related to Saw Close Casino in the Corporate and Other segment.

-F36-

	For the year ended December 31, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$50,237	$30,135	$54,890	$3,972	$139,234

Earnings before income taxes	$12,381	$4,705	$5,647	$(7,133)	$15,600

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,448	$2,890	$2,921	$(5,044)	$9,215
Interest expense (income), net	3,037	2	71	(22)	3,088
Income taxes (benefit)	796	1,815	1,265	(2,089)	1,787
Depreciation and amortization	3,049	2,488	2,430	382	8,349
Net earnings attributable to non-controlling interests	3,137	0	1,461	0	4,598
Non-cash stock-based compensation	0	0	0	759	759
(Gain) loss on foreign currency transactions, cost recovery income and other	(2,232)	0	(310)	19	(2,523)
Loss on disposition of fixed assets	27	2	301	0	330
Acquisition costs	0	0	0	159	159
Adjusted EBITDA	$16,262	$7,197	$8,139	$(5,836)	$25,762

Long-lived assets	$77,015	$51,142	$10,612	$1,994	$140,763

Capital expenditures (2)	$13,536	$1,165	$1,334	$611	$16,646

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Capital expenditures for Canada in 2016 included purchases of property and equipment of $9.5 million related to the Apex Acquisition (Note 3).

-F37-

	For the year ended December 31, 2015
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$45,203	$28,438	$52,208	$7,885	$133,734

Earnings before income taxes	$9,384	$3,842	$5,483	$(4,064)	$14,645

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,432	$2,381	$2,899	$(1,192)	$11,520
Interest expense (income), net	3,160	1	129	(13)	3,277
Income taxes (benefit)	1,929	1,461	1,136	(2,872)	1,654
Depreciation and amortization	2,472	2,558	2,571	398	7,999
Net earnings attributable to non-controlling interests	23	0	1,448	0	1,471
Non-cash stock-based compensation	0	0	0	1,641	1,641
(Gain) loss on foreign currency transactions, cost recovery income and other	(685)	0	(1,444)	3	(2,126)
Loss on disposition of fixed assets	11	0	341	30	382
Pre-opening expenses	345	0	0	0	345
Other one-time (income) costs (2)	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$14,687	$6,401	$7,080	$(5,370)	$22,798

Long-lived assets	$64,985	$52,431	$12,431	$1,735	$131,582

Capital expenditures	$15,637	$1,580	$1,251	$407	$18,875

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Other one-time income for Corporate and Other relates to $3.4 million for the termination agreement with Norwegian.

14.     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

Casinos Poland

Since 2011, the Polish IRS has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through December 31, 2017, CPL has paid PLN 9.4 million ($2.9 million) to the Polish IRS related to these audits. As a result of one court decision currently on appeal, which is scheduled to be heard in April 2018, CPL’s tax records for 2009 remain open for audit.

-F38-

The Polish IRS did not conduct a tax audit for the period from January 1, 2010 to November 30, 2010, and the statute of limitations has passed for an audit to be conducted. As a result, the Company adjusted its contingent liability related to the CPL taxes to remove the estimated taxes accrued for the 2010 tax year. The adjustment reduced the contingent liability by PLN 3.4 million ($0.9 million) in December 2015 and was recorded as gain on foreign currency transactions, cost recovery income and other on the Company’s consolidated statement of earnings for the year ended December 31, 2015.

In June 2017, the Polish IRS began conducting a tax audit of 2012 and 2013. The audit was completed in August 2017. CPL estimates that it will be required to pay PLN 4.8 million ($1.4 million based on the exchange rate in effect on December 31, 2017) related to this audit. The Polish IRS has not issued an official decision on this audit. CPL plans to file an appeal if the tax decision would result in a payment to the Polish IRS.

The balance of the estimated potential contingent liability on the Company’s consolidated balance sheet for all open periods as of December 31, 2017 is PLN 6.3 million ($1.8 million based on the exchange rate in effect on December 31, 2017). The Company has evaluated the contingent liability recorded on its consolidated balance sheet as of December 31, 2017 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of December 31, 2017. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of December 31, 2017. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In October 2016, the Company filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. The Company is seeking to collect amounts owed to the Company by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which the Company acquired the additional 33.3% interest in CPL. In June 2017, the arbitrator awarded the Company PLN 1.2 million ($0.3 million based on the exchange rate in effect on December 31, 2017) related to its claim for the periods indicated. LOT Polish Airlines is appealing the decision.

Distribution to Non-Controlling Interest – The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed $0.6 million and $1.6 million related to the infrastructure to CDR’s non-controlling shareholders during the years ended December 31, 2017 and 2016, respectively.

Employee Benefit Plans – The Company provides its employees in Colorado with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. For the year ended December 31, 2017, the Company contributed $0.1 million to the 401K Plan. For each of the years ended December 31, 2016 and 2015, the Company contributed less than $0.1 million to the 401K Plan.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan (the “RSP Plan”) and Registered Pension Plan (the “RPP Plan”, and collectively the “RSP and RPP Plans”). The RSP and RPP Plans allow eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants in the RPP Plan become fully vested in employer contributions over a two-year period, and participants in the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.2 million, $0.2 million and $0.1 million to the RSP and RPP Plans during each of the years ended December 31, 2017,  2016 and 2015, respectively.

-F39-

Operating Lease Commitments–  The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expenses, including month-to-month rentals, were $4.6 million, $3.9 million, and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Following is a summary of noncancelable operating lease commitments over the next five years:

Amounts in thousands
2018	$2,440
2019	2,084
2020	2,066
2021	2,075
2022	2,043
Total	$10,708

15.     TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management & Consulting AG (“Flyfish”), a management company controlled by Co CEO Erwin Haitzmann, and with Focus Lifestyle and Entertainment AG (“Focus”), a management company controlled by Co CEO Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings (loss) are charges from both Flyfish and Focus for a total of $0.7 million for each of the years ended December 31, 2017,  2016 and 2015.

16.     UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2017 and 2016 are as follows:

	For the year ended December 31, 2017
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter	3rd Quarter (1)	4th Quarter (2)
Net operating revenue	$36,398	$37,330	$41,048	$39,293
Earnings from operations	4,490	3,641	4,777	1,706
Net earnings (loss)	2,797	2,170	7,952	(5,030)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	2,159	1,802	7,630	(5,334)
Basic earnings per share:
Earnings from operations	$0.18	$0.15	$0.20	$0.07
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.09	$0.07	$0.31	$(0.20)
Diluted earnings per share:
Earnings from operations	$0.18	$0.15	$0.19	$0.06
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.09	$0.07	$0.31	$(0.19)

(1)

The Company released a $5.7 million U.S. valuation allowance on its U.S. deferred tax assets, resulting in a tax benefit and increasing net earnings and net earnings attributable to Century Casinos, Inc. shareholders by the same amount.

(2)	The Company recognized tax expense of $5.4 million related to the Tax Act, increasing net loss and net loss attributable to Century Casinos, Inc. shareholders by the same amount.

-F40-

	For the year ended December 31, 2016
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)
Net operating revenue	$33,226	$35,201	$34,526	$36,279
Earnings from operations	4,082	4,541	3,835	3,706
Net earnings	2,740	4,326	2,413	4,334
Net earnings attributable to Century Casinos, Inc. shareholders	2,281	2,249	1,887	2,798
Basic earnings per share:
Earnings from operations	$0.17	$0.18	$0.16	$0.15
Net earnings attributable to Century Casinos, Inc. shareholders	$0.09	$0.09	$0.08	$0.12
Diluted earnings per share:
Earnings from operations	$0.17	$0.18	$0.16	$0.15
Net earnings attributable to Century Casinos, Inc. shareholders	$0.09	$0.09	$0.08	$0.11

(1)

In October 2016, operations began at CSA. In addition, the Company released its $2.2 million Canadian valuation allowance on CDR’s deferred tax assets, resulting in a tax benefit and increasing net earnings and net earnings attributable to Century Casinos, Inc. shareholders.

17.   SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its consolidated financial statements and related notes. The Company did not identify any material subsequent events impacting its financial statements in this report.

-F41-