Form 10-Q
period 2018-03-31
CENTURY CASINOS INC /CO/
filed 2018-05-09
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,362,768  shares of common stock, $0.01 par value per share, were outstanding as of April  30, 2018.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$65,939	$74,677
Receivables, net	5,628	6,281
Prepaid expenses	1,627	1,482
Inventories	749	740
Restricted cash	1,062	1,023
Other current assets	261	118
Total Current Assets	75,266	84,321

Property and equipment, net	159,717	152,778
Goodwill	15,086	15,162
Deferred income taxes	833	1,522
Casino licenses	14,731	15,065
Trademarks	1,891	1,859
Cost investment	1,000	1,000
Deposits and other	3,266	3,169
Total Assets	$271,790	$274,876

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,568	$5,697
Accounts payable	2,313	4,765
Accrued liabilities	12,852	10,434
Accrued payroll	6,230	6,894
Taxes payable	4,657	4,815
Contingent liability (Note 7)	1,905	1,833
Total Current Liabilities	33,525	34,438

Long-term debt, net of current portion and deferred financing costs (Note 6)	48,401	51,016
Taxes payable and other	2,489	2,104
Total Liabilities	84,415	87,558
Commitments and Contingencies (Note 7)

See notes to unaudited condensed consolidated financial statements.

-  Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2018	2017
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,362,768 and 29,359,820 shares issued and outstanding	294	294
Additional paid-in capital	113,178	113,068
Retained earnings	73,588	72,662
Accumulated other comprehensive loss	(7,472)	(6,127)
Total Century Casinos, Inc. shareholders' equity	179,588	179,897
Non-controlling interests	7,787	7,421
Total Equity	187,375	187,318
Total Liabilities and Equity	$271,790	$274,876

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2018	2017
Operating revenue:
Gaming	$34,007	$32,487
Hotel	454	437
Food and beverage	3,559	3,341
Other	2,600	2,575
Operating revenue	40,620	38,840
Less: Promotional allowances	—	(2,442)
Net operating revenue	40,620	36,398
Operating costs and expenses:
Gaming	17,741	15,646
Hotel	174	143
Food and beverage	3,636	2,965
General and administrative	13,665	11,069
Depreciation and amortization	2,153	2,085
Total operating costs and expenses	37,369	31,908
Earnings from operations	3,251	4,490
Non-operating income (expense):
Interest income	19	21
Interest expense	(1,030)	(922)
Gain on foreign currency transactions, cost recovery income and other	59	203
Non-operating (expense) income, net	(952)	(698)
Earnings before income taxes	2,299	3,792
Income tax expense	(980)	(995)
Net earnings	1,319	2,797
Net earnings attributable to non-controlling interests	(393)	(638)
Net earnings attributable to Century Casinos, Inc. shareholders	$926	$2,159

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09
Weighted average shares outstanding - basic	29,363	24,455
Weighted average shares outstanding - diluted	29,994	24,856

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months
	ended March 31,

Amounts in thousands	2018	2017

Net earnings	$1,319	$2,797

Other comprehensive (loss) income
Foreign currency translation adjustments	(1,342)	1,560
Other comprehensive income	(1,342)	1,560
Comprehensive (loss) income	$(23)	$4,357

Comprehensive income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(393)	(638)
Foreign currency translation adjustments	(3)	(384)
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(419)	$3,335

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT January 1, 2017	24,451,582	$245	$78,174	$(12,609)	$66,386	$132,196	$6,388	$138,584
Cumulative effect of accounting change	—	—	(17)	—	17	—	—	—
Net earnings	—	—	—	—	2,159	2,159	638	2,797
Foreign currency translation adjustment	—	—	—	1,176	—	1,176	384	1,560
Amortization of stock-based compensation	—	—	103	—	—	103	—	103
Distribution to non-controlling interest	—	—	—	—	—	—	(58)	(58)
Exercise of stock options	8,422	—	32	—	—	32	—	32
BALANCE AT March 31, 2017	24,460,004	$245	$78,292	$(11,433)	$68,562	$135,666	$7,352	$143,018

BALANCE AT January 1, 2018	29,359,820	$294	$113,068	$(6,127)	$72,662	$179,897	$7,421	$187,318
Net earnings	—	—	—	—	926	926	393	1,319
Foreign currency translation adjustment	—	—	—	(1,345)	—	(1,345)	3	(1,342)
Amortization of stock-based compensation	—	—	115	—	—	115	—	115
Distribution to non-controlling interest	—	—	—	—	—	—	(30)	(30)
Incremental direct costs of common stock issuance	—	—	(5)	—	—	(5)	—	(5)
Exercise of stock options	2,948	—	—	—	—	—	—	—
BALANCE AT March 31, 2018	29,362,768	$294	$113,178	$(7,472)	$73,588	$179,588	$7,787	$187,375

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2018	2017

Cash Flows from Operating Activities:
Net earnings	$1,319	$2,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,153	2,085
Loss on disposition of fixed assets	253	5
Adjustment of contingent liability (Note 7)	39	—
Unrealized (gain) loss on interest rate swaps	(13)	25
Amortization of stock-based compensation expense	115	103
Amortization of deferred financing costs	32	48
Deferred taxes (benefit)	261	(6)
Changes in Operating Assets and Liabilities, Net of Acquisition:
Receivables, net	687	1,569
Prepaid expenses and other assets	(381)	444
Accounts payable	(65)	(131)
Accrued liabilities	1,326	(824)
Inventories	(13)	8
Other operating liabilities	348	1
Accrued payroll	(611)	(329)
Taxes payable	345	(435)
Net cash provided by operating activities	5,795	5,360

Cash Flows used in Investing Activities:
Purchases of property and equipment	(12,200)	(1,107)
Acquisition of Century Casino St. Albert (net of cash acquired)	—	(1,494)
Proceeds from disposition of assets	2	—
Net cash used in investing activities	(12,198)	(2,601)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months
	ended March 31,
Amounts in thousands	2018	2017

Cash Flows used in Financing Activities:
Principal payments	(1,449)	(1,553)
Distribution to non-controlling interest	(642)	(644)
Proceeds from exercise of stock options	—	32
Net cash used in financing activities	(2,091)	(2,165)

Effect of Exchange Rate Changes on Cash	$(220)	$320

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(8,714)	$914

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$76,444	$39,020
Cash, Cash Equivalents and Restricted Cash at End of Period	$67,730	$39,934

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,064	$836
Income taxes paid	$619	$903

Non-Cash Investing Activities:
Purchase of property and equipment on account	$3,647	$669
Non-Cash Financing Activities:
Assets acquired under capital lease obligation	$—	$20

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2018, the Company owned casino operations in North America; was developing a casino in England and a racetrack and entertainment center (“REC”) in Edmonton, Canada; held a majority ownership interest in four casinos throughout Poland, a REC in Calgary, Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters and provided gaming services in Argentina.

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

The Company currently has a controlling financial interest through its subsidiary Century Resorts Management GmbH (formerly Century Casinos Europe GmbH) (“CRM”) in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of March 31, 2018, CPL owned licenses for six casinos throughout Poland, four of which were operating. Two other casinos are expected to begin operations in the second quarter of 2018, and one casino closed in April 2018 due to the expiration of the casino license. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•

As of March 31, 2018,  the Company operated 14 ship-based casinos through concession agreements with four cruise ship owners. The concession agreement to operate the ship-based casino onboard the Mein Schiff 1 ended in April 2018 when the ship was transferred from the TUI Cruises fleet to another cruise line. The Company previously reported that the concession agreement to operate the ship-based casino onboard the Mein Schiff 2 would end in February 2019 when the ship was transferred from the TUI Cruises fleet to another cruise line. However, the Company has been advised that the Mein Schiff 2 will not be transferred and will remain in the TUI Cruises fleet.

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

•

The Company, through its subsidiary CRM, has a 7.5% ownership interest in Mendoza Central Entretenimientos S.A., an Argentina company (“MCE”). The shares are reported on the condensed consolidated balance sheet using the cost method of accounting. MCE has an exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. In addition, CRM and MCE have entered into a consulting services agreement pursuant to which CRM provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 3 for additional information related to MCE.

Additional Projects and Other Developments

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

In June 2017, the Company, through its subsidiary CRM, acquired casino licenses held by Saw Close Casino Ltd. (“SCCL”) in Bath, England (the “SCCL License Acquisition”). The Company is developing a 15,000 square foot casino using the casino licenses. The casino is expected to include approximately 35 slot machines, 18 table games and 24 automated live gaming terminals. The Company plans to open the casino in May 2018.

In August 2017, the Company announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, it had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé.  In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. The Company’s subsidiary, CRM, entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if a license is awarded. CRM will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	March 31,	December 31,
Ending Rates	2018	2017
Canadian dollar (CAD)	1.2894	1.2545
Euros (EUR)	0.8126	0.8334
Polish zloty (PLN)	3.4210	3.4841
British pound (GBP)	0.7121	0.7396

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2018	2017	% Change
Canadian dollar (CAD)	1.2643	1.3234	4.5%
Euros (EUR)	0.8136	0.9384	13.3%
Polish zloty (PLN)	3.3992	4.0563	16.2%
British pound (GBP)	0.7186	0.8071	11.0%
Source: Pacific Exchange Rate Service

2. SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The standard must be adopted by recognizing and measuring leases at the beginning of the earliest period being presented using a modified retrospective approach. The Company has begun analyzing its operating lease agreements, and management anticipates the Company’s assets and liabilities will increase proportionally after the adoption of ASU 2016-02. In addition, management expects an increase to interest expense will result from the new standard resulting from the new calculation of interest pertaining to operating leases. These changes to the Company’s consolidated balance sheet may be material.

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

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (“ASU 2018-02”).  The objective of ASU 2018-02 is to provide guidance on the impacts of the Tax Cuts and Jobs Act (“Tax Act”). The guidance permits the reclassification of certain income tax effects of the Tax Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods: retrospective to each period or periods in which the income tax effects of the Tax Act related to the items remaining in other comprehensive income are recognized, or at the beginning of the period of adoption. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”). The objective of ASU 2018-05 is to amend guidance on the Tax Act provided in Staff Accounting Bulletin No. 118. The guidance is effective immediately upon issuance. The Company reviewed the guidance and determined that it applied the guidance effectively in its Annual Report on Form 10-K for the year ended December 31, 2017.

Changes Related to Adoption of ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”). The objective of ASU 2016-18 is to require the statement of cash flows to include restricted cash in explaining the change during the period in the total of cash and cash equivalents. The Company adopted ASU 2016-18 in its consolidated financial statements for the year ended December 31, 2017. The standard impacts the presentation of the Company’s condensed consolidated statement of cash flows in its condensed consolidated financial statements for the three months ended March 31, 2018 and March 31, 2017, and the Company has added the following additional disclosures in this Note 2 about its restricted cash balances to its discussion of cash and cash equivalents.

Cash and Cash Equivalents

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	March 31,	March 31,
Amounts in thousands	2018	2017
Cash and cash equivalents	$65,939	$39,743
Restricted cash	1,062	—
Restricted cash included in deposits and other	729	191
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$67,730	$39,934

For the three months ended March 31, 2018, restricted cash included $1.1 million related to completion of leasehold improvements at SCCL, $0.6 million in deposits and other related to a cash guarantee for the Company’s SCCL credit agreement and $0.1 million in deposits and other related to payments of prizes and giveaways for Casinos Poland.

The prior period amounts within the Company’s condensed consolidated statement of cash flows have been revised to reflect the new presentation of restricted cash after the adoption of ASU 2016-18. The information below presents the impact of this presentation change on the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2017.

Condensed Consolidated Statement of Cash Flows
Amounts in thousands	As Previously Reported	Changes Related to Adoption of ASU 2016-18	Revised
For the three months ended March 31, 2017
Cash Flows from Operating Activities:
Prepaid expenses and other assets	$450	$(6)	$444

Effect of Exchange Rate Changes on Cash	306	14	320

Increase in Cash, Cash Equivalents and Restricted Cash	906	8	914

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38,837	183	39,020
Cash, Cash Equivalents and Restricted Cash at End of Period	$39,743	$191	$39,934

Changes Related to Adoption of ASU 2014-19

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard under US GAAP and International Financial Reporting Standards. The Company adopted ASU 2014-09 in its condensed consolidated financial statements for the three months ended March 31, 2018 using the modified retrospective approach. The Company applied ASU 2014-09 to contracts that were not completed as of January 1, 2018. The Company determined that all contractual performance obligations were completed as of December 31, 2017 and that no adjustment to retained earnings was required. The Company determined there was no impact to its condensed consolidated balance sheet, condensed consolidated statement of comprehensive (loss) income or condensed consolidated statement of cash flows. The standard impacts the presentation of the Company’s condensed consolidated statement of earnings in its condensed consolidated financial statements for the three months ended March 31, 2018, and the Company has added the following additional disclosures in this Note 2 related to the impact of ASU 2014-09.

The most significant impacts of adoption of the new accounting standard were as follows:

•

Promotional Allowances: The Company will recognize revenue for goods and services provided to customers for free as an inducement to gamble as gaming revenue with an offset to gaming revenue based on the stand-alone selling price rather than an offset to promotional allowances. This change primarily resulted in a reclassification between revenue line items.

•

Loyalty Accounting: Accounting for complimentary points earned through game play at the Company’s casinos will be identified as separate performance obligations and recorded as a reduction in gaming revenue when earned at the retail value of the benefits owed to the customer (less estimated breakage) and an increase to the loyalty program liability representing outstanding performance obligations. Such amounts are recognized as revenue in the line item of the corresponding good or service provided when the performance obligation is fulfilled.

•

Estimated Cost of Promotional Allowances: The Company will no longer reclassify the estimated direct cost of providing promotional allowances from other expense line items to the gaming expense line item. This change will result in a reclassification between expense line items and reduced gaming expense and increased hotel and food and beverage expenses by $0.3 million for the three months ended March 31, 2018.

Revenue

The Company derives revenue from:

(1)	contracts with customers,
(2)	financial instruments,
(3)	cost recovery payments, and
(4)	dividends from its cost investment.

	For the three months
	ended March 31,
Amounts in thousands	2018	2017
Revenue from contracts with customers	$40,620	$36,398
Interest income	19	21
Cost recovery income	—	—
Dividend revenue	—	—
Total revenue	$40,639	$36,419

The Company’s performance obligations related to contracts with customers consist of the following:

Gaming

The majority of the Company’s revenue is derived from gaming transactions involving wagers wherein, upon settlement, the Company either retains the customer’s wager, or returns the wager to the customer. Gaming revenue is reported as the net difference between wins and losses. Gaming revenue is reduced by the incremental amount of unpaid progressive jackpots in the period during which the jackpot increases and the dollar value of points earned through tracked play. In Canada, gaming revenue is also reduced by amounts retained by the Alberta Gaming and Liquor Commission (“AGLC”) and Horse Racing Alberta (“HRA”). Performance obligations are satisfied upon completion of the wager with liabilities recognized for points earned through play. The Company does not extend lines of credit to customers.

Hotel accommodations and food and beverage furnished without charge, coupons and downloadable credits provided to customers to entice play are considered marketing incentives to induce play and are presented as a reduction to gaming revenue at the retail value on the date of redemption. Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The value of the points is offset against the revenue in the period in which the points were earned. The Company records a liability based on the redemption value of the points earned with an estimate for breakage, and records a corresponding reduction in gaming revenue. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets.

Hotel, Bowling, Food and Beverage and Other Sales

Goods and services provided include hotel room rentals, food and beverage sales, bowling lane rentals and retail sales. Revenue is recognized over time as specified in the contract, however, the majority of the contracts are satisfied on the same day and revenue is recognized on the date of the sale. Revenue that is collected before the date of sale is recorded as deferred revenue. In the normal course of business, the Company does not accept product returns. The Company has elected the practical expedient permitted under ASU 2014-09 and excludes taxes assessed by a governmental authority and collected by the Company from the transaction price.

Pari-Mutuel

Pari-mutuel revenue involves wagers on horse racing. The Company facilitates wagers on horse racing through live racing at the Company’s racetrack, off-track betting parlors at the Company’s casinos, and the operation of the Southern Alberta off-track betting network. The Company has determined that it is the principal in the performance obligations through which amounts are wagered on horse races run at the Company’s racetrack. For these performance obligations,  the Company records revenue as the commission retained on wagers with revenue recognized on the date of the wager. The Company has determined that it is acting as the agent for all wagers placed through the Company’s off-track betting parlors and the off-track betting network. For these performance obligations, the Company records pari-mutuel revenue as the commission retained on wagers less the expense for host fees to the host racetrack with revenue recognized on the date of the wager. Expenses related to licenses and HRA levies are expensed in the same month as revenue is recognized. The Company takes future bets for the Kentucky Derby only and recognizes wagers on the Kentucky Derby as deferred revenue.

Management and Consulting Fees

Revenue from the Company’s management agreement with MCE is recorded monthly as services are provided. Payments are typically due within 30 days of the month to which the services relate. The agreed upon price in the contract does not contain variable consideration. The Company did not incur any costs to obtain its current management agreement with MCE.

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting) and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, hotel, food and beverage, and pari-mutuel and other. Disaggregation of the Company’s revenue from contracts with customers by type of revenue and geographical location is presented in the tables below.

	For the Three Months Ended March 31, 2018
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$9,747	$6,419	$17,073	$768	$34,007
Hotel	136	318	—	—	454
Food and Beverage	2,490	885	184	—	3,559
Other	2,299	84	125	92	2,600
Net Operating Revenue	$14,672	$7,706	$17,382	$860	$40,620

	For the Three Months Ended March 31, 2017
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$9,020	$8,200	$14,550	$717	$32,487
Hotel	136	301	—	—	437
Food and Beverage	2,347	830	164	—	3,341
Other	1,933	77	90	475	2,575
Promotional Allowances (1)	(276)	(1,908)	(258)	—	(2,442)
Net Operating Revenue	$13,160	$7,500	$14,546	$1,192	$36,398

(1)	With the adoption of ASU 2014-19, promotional allowances are presented as a reduction in gaming revenue for the three months ended March 31, 2018.

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.2 million for each of the three months ended March 31, 2018 and 2017. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States.

	For the three months			For the three months
	ended March 31, 2018			ended March 31, 2017
Amounts in thousands	Receivables	Contract Asset	Contract Liability	Receivables	Contract Asset	Contract Liability
Opening	$266	$—	$235	$270	$—	$232
Closing	286	—	212	284	—	215
Increase/(Decrease)	$20	$—	$(23)	$14	$—	$(17)

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s condensed consolidated balance sheets. There were no impairment losses for the Company’s receivables or contract liabilities recognized for the three months ended March 31, 2018.

Substantially all of the Company’s contracts and contract liabilities have an original duration of one year or less. The Company applies the practical expedient for such contracts and does not consider the effects of the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.

The current period amounts within the Company’s condensed consolidated statement of earnings have been revised to provide a comparison of revenue and the direct cost of providing promotional allowances to the Company’s condensed consolidated statement of earnings for the three months ended March 31, 2018.

Condensed Consolidated Statement of Earnings
Amounts in thousands	As Reported	Changes Related to Adoption of ASU 2014-09	Revised
For the three months ended March 31, 2018
Operating revenue:
Gaming	$34,007	$2,658	$36,665
Operating revenue	40,620	2,658	43,278
Less: Promotional allowances	—	(2,658)	(2,658)
Net operating revenue	40,620	—	40,620
Operating costs and expenses
Gaming	17,741	282	18,023
Hotel	174	(14)	160
Food and beverage	$3,636	$(268)	$3,368

3.COST INVESTMENT

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CRM entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CRM purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CRM is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CRM has appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which the Company did not exercise.  The Company accounts for the $1.0 million investment in MCE using the cost method.

4.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of March 31, 2018 include the operations at CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been no indications of impairment at CRA, CDR, CSA or CPL since the Company’s last annual analysis that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance – December 31, 2017	$3,919	$151	$3,747	$7,345	$15,162
Effect of foreign currency translation	(107)	(4)	(101)	136	(76)
Balance -- March 31, 2018	$3,812	$147	$3,646	$7,481	$15,086

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – December 31, 2017	$108	$1,751	$1,859
Effect of foreign currency translation	—	32	32
Balance -- March 31, 2018	$108	$1,783	$1,891

The Company has determined both trademarks have indefinite useful lives and therefore the Company does not amortize the trademarks. Rather, the Company tests its trademarks for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. The Company tests trademarks for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference. There have been no indications of impairment related to the Century Casinos and Casinos Poland trademarks since the Company’s last annual analysis that would necessitate additional impairment testing by the Company.

Casino Licenses

Casino licenses consist of the following:

	March 31,	December 31,
Amounts in thousands	2018	2017
Finite-lived
Casino licenses	$2,205	$2,992
Less: accumulated amortization	(696)	(1,434)
Total finite-lived casino licenses, net	1,509	1,558
Infinite-lived
Casino licenses	13,222	13,507
Total infinite-lived casino licenses	13,222	13,507
Casino licenses, net	$14,731	$15,065

Poland

As of March 31, 2018,  Casinos Poland had six casino licenses, each with an original term of six years, which are finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2017	$1,558
Amortization	(78)
Effect of foreign currency translation	29
Balance -- March 31, 2018	$1,509

As of March 31, 2018, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2018	$291
2019	277
2020	262
2021	262
2022	246
Thereafter	171
$1,509

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the current casino licenses expire is 3.8 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license. CPL’s licenses at the Krakow, Lodz, Plock and Poznan casinos have expired in 2018.  CPL has applied for licenses in each of these cities.

Canada and Corporate and Other

The licenses at CDR, CSA and SCCL are infinite-lived intangible assets that are not amortized. CDR holds licenses from the AGLC and HRA. CSA holds a license from the AGLC. SCCL holds licenses from the Great Britain Gambling Commission. No impairment charges related to the licenses have been recorded. Changes in the carrying amount of the licenses are as follows:

	Canada		Corporate and Other
Amounts in thousands	Century Downs	Century Casino St. Albert	Saw Close Casino Ltd.
Balance – December 31, 2017	$2,536	$9,744	$1,227
Effect of foreign currency translation	(69)	(264)	48
Balance -- March 31, 2018	$2,467	$9,480	$1,275

5.PROMOTIONAL ALLOWANCES

Hotel accommodations and food and beverage furnished without charge and coupons and downloadable credits provided to customers to entice play are considered marketing incentives to induce play and are presented as a reduction to gaming revenue at the retail value on the date of redemption. The costs of providing promotional allowances were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2018	2017
Hotel	$14	$12
Food and beverage	268	268
	$282	$280

See Note 2 for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The value of the points is offset against the revenue in the period in which the points were earned. The Company records a liability based on the redemption value of the points earned with an estimate for breakage, and records a corresponding reduction in casino revenue. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the outstanding balance of this liability was $0.7 million.

6.  LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2018 and December 31, 2017 consisted of the following:

Amounts in thousands	March 31, 2018		December 31, 2017
Credit agreement - Bank of Montreal	$35,881	4.36%	$38,203	4.19%
Credit agreement - SCCL	2,808	2.11%	2,704	4.94%
Financing obligation - CDR land lease	15,120	13.09%	15,541	13.44%
Capital leases	380	6.43%	523	6.89%
Total principal	$54,189	6.68%	$56,971	6.67%
Deferred financing costs	(220)		(258)
Total long-term debt	$53,969		$56,713
Less current portion	(5,568)		(5,697)
Long-term portion	$48,401		$51,016

Credit Agreement - Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal (“BMO”).  In August 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company, through its Canadian subsidiaries, entered into a second amended and restated credit agreement with BMO (the “BMO Credit Agreement”) to finance CSA’s acquisition of 100% of the issued and outstanding shares of several entities that collectively owned and operated the Apex Casino in St. Albert, Edmonton, Canada, as well as the related real property (the “Apex Acquisition”). Under the BMO Credit Agreement, the Company’s borrowing capacity was increased to CAD 69.2 million with an interest rate of BMO’s floating rate plus a margin. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of March 31, 2018, the Company had borrowed CAD 63.9 million, of which the outstanding balance was CAD 46.3 million ($35.9 million based on the exchange rate in effect on March 31, 2018) and the Company had approximately CAD 6.5 million ($5.0 million based on the exchange rate in effect on March 31, 2018) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.3 million based on the exchange rate in effect on March 31, 2018) from Credit Facility E for the interest rate swap agreements discussed below.

The BMO Credit Agreement consists of the following five credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of March 31, 2018, the Company had CAD 1.1 million ($0.9 million based on the exchange rate in effect on March 31, 2018) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of March 31, 2018, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of March 31, 2018, the Company had CAD 5.3 million ($4.1 million based on the exchange rate in effect on March 31, 2018) available for borrowing under Credit Facility C.

4.

Credit Facility D is a CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used CAD 30.0 million to pay for the Apex Acquisition. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of March 31, 2018, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years.  The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below.

Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rates in effect on March 31, 2018 and 2017) were recorded as interest expense in the condensed consolidated statements of earnings for each of the three months ended March 31, 2018 and 2017. The shares of the Company’s Canadian subsidiaries that own CRA, CAL and CSA and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio less than 3:1, a fixed charge coverage ratio greater than 1.2:1, maintenance of a  CAD 50.0 million equity balance and a capital expenditure limit of CAD 4.0 million per year. The Company was in compliance with all financial covenants of the BMO Credit Agreement as of March 31, 2018.

The Company has entered into interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the BMO Credit Agreement. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings. As of March 31, 2018, the Company had the following interest rate swap agreements set at a Canadian Dollar Offered Rate (“CDOR”):

•	Notional amount of CAD 7.5 million ($5.8 million based on the exchange rate in effect on March 31, 2018) with a rate of 4.17% expiring in August 2019;
•	Notional amount of CAD 7.5 million ($5.8 million based on the exchange rate in effect on March 31, 2018) with a rate of 4.14% expiring in August 2019; and
•	Notional amount of CAD 12.8 million ($9.9 million based on the exchange rate in effect on March 31, 2018) with a rate of 4.33% expiring in December 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were less than $0.1 million for each of the three months ended March 31, 2018 and 2017. These costs are included in interest expense in the condensed consolidated statements of earnings.

Casinos Poland

As of March 31, 2018, CPL had a short-term line of credit with BPH Bank used to finance current operations. The line of credit bears an interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility is secured by a building owned by CPL in Warsaw, Poland and terminates on March 20, 2019. The credit facility had no outstanding balance as of March 31, 2018 and December 31, 2017 and approximately PLN 11.0 million ($3.2 million based on the exchange rate in effect on March 31, 2018)  was available for borrowing as of March 31, 2018. The credit facility contains a number of covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of March 31, 2018.

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.1 million based on the exchange rate in effect on March 31, 2018). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.4 million based on the exchange rate in effect on March 31, 2018) with mBank that terminates on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.4 million ($0.1 million based on the exchange rate in effect on March 31, 2018) in deposits for this purpose as of March 31, 2018. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Saw Close Casino Ltd.

In August 2017, the Company’s subsidiary SCCL entered into a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”). The loan matures in September 2023 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.625%. Proceeds from the loan will be used for construction and fitting out of the Company’s Bath casino project. As of March 31, 2018, the amount outstanding on the loan was GBP 2.0 million ($2.8 million based on the exchange rate in effect on March 31, 2018). SCCL has no further borrowing availability under the loan agreement. Repayment of the loan will begin in December 2018. The loan is guaranteed by a $0.6 million cash guarantee by CRM. This guarantee is included in restricted cash on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of March 31, 2018, the outstanding balance on the financing obligation was CAD 19.5 million ($15.1 million based on the exchange rate in effect on March 31, 2018).

Capital Lease Agreements

As of March 31, 2018, the Company had the following capital leases:

•	CRA had two capital lease agreements for surveillance and general equipment with an outstanding balance of CAD 0.1 million ($0.1 million based on the exchange rate in effect on March 31, 2018);
•	CAL had two capital lease agreements for general equipment with an outstanding balance of CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on March 31, 2018);
•	CDR had four capital lease agreements for racing-related equipment with an outstanding balance of CAD 0.2 million ($0.1 million based on the exchange rate in effect on March 31, 2018);
•	CSA had a capital lease agreement for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on March 31, 2018); and
•	the Century Mile project had a capital lease agreement for trailers with an outstanding balance of CAD 0.1 million ($0.1 million based on the exchange rate in effect on March 31, 2018).

As of March 31, 2018, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Saw Close Casino Ltd. Credit Agreement	Century Downs Land Lease	Capital Leases	Total
2018	$3,812	$140	$—	$182	$4,134
2019	16,363	562	—	129	17,054
2020	2,327	562	—	50	2,939
2021	13,379	562	—	18	13,959
2022	—	562	—	1	563
Thereafter	—	420	15,120	—	15,540
Total	$35,881	$2,808	$15,120	$380	$54,189

7.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013.  The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through March 31, 2018, CPL has paid PLN 9.4 million ($2.9 million) related to these audits. In April 2018, a Polish appeals court issued a verbal decision on the 2009 tax audit, ruling in favor of the Polish IRS. The Company previously paid the amount owed related to this audit, which is included in the amount paid through March 31, 2018.

In June 2017, the Polish IRS began conducting a tax audit of the 2012 and 2013 fiscal years. The audit was completed in August 2017. CPL estimates it will be required to pay PLN 4.9 million ($1.4 million based on the exchange rate in effect on March 31, 2018) related to this audit. The Polish IRS has not issued an official decision on this audit. CPL plans to file an appeal if the tax decision would result in a  payment to the Polish IRS.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of March 31, 2018 is PLN 6.5 million ($1.9 million based on the exchange rate in effect on March 31, 2018). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of March 31, 2018 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of March 31, 2018.  Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of March 31, 2018.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In October 2016, the Company filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. The Company is seeking to collect amounts owed to the Company by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which the Company acquired the additional 33.3% interest in CPL. In June 2017, the arbitrator awarded the Company PLN 1.2 million ($0.4 million based on the exchange rate in effect on March 31, 2018)  related to its claim for the periods indicated. The Company has prevailed in an initial appeal of the award by LOT Polish Airlines. LOT Polish Airlines has until June 2018 to appeal this decision.

8.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the three months ended March 31, 2018, the Company recognized an income tax expense of $1.0 million on pre-tax income of $2.3 million, representing an effective income tax rate of 42.6% compared to an income tax expense of $1.0 million on pre-tax income of $3.8 million, representing an effective income tax rate of 26.2% for the same period in 2017.

A number of items caused the reported income tax expense for the three months ended March 31, 2018 to exceed the U.S. federal statutory income tax rate of 21%. During the first quarter of 2018, CRM received an intercompany dividend, which increased income tax expense by $0.3 million for the three months ended March 31, 2018 and caused a 12% increase to the current period’s effective income tax rate. The Company’s effective tax rate also is higher than the U.S. federal statutory income tax rate because there is a 27% statutory tax rate in Canada where the Company earns a significant portion of its income. In addition, nondeductible stock compensation expense in the United States and certain nondeductible business expenses in Poland contribute to the increased effective income tax rate as compared to the U.S. federal statutory income tax rate.

The Tax Act, which was enacted on December 22, 2017, made significant changes to the Internal Revenue Code effective for 2018, although certain provisions affected the Company’s 2017 financial results. The changes impacting 2018 results are from the reduction in the U.S. federal corporate income tax rate from 35% to 21% and the tax on Global Intangible Low-Taxed Income (“GILTI”).   Due to the complexities involved in accounting for the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which was followed by ASU 2018-05. SAB 118 and ASU 2018-05 provide guidance on accounting for the income tax effects of the Tax Act. The issued guidance provides a measurement period that may not extend beyond one year from the Tax Act enactment date to complete the accounting for the impact of the Tax Act. This guidance allows the Company to provide provisional estimates of the impact of the Tax Act in its financial statements. The Company has not completed its analysis of the tax impact resulting from the enactment of the Tax Act, and the provisional amounts will be refined as needed during the measurement period allowed by SAB 118 and ASU 2018-05. While the Company believes that it has made reasonable estimates of the impact of the U.S. corporate income tax rate reduction and GILTI, these estimates could change as the Company continues to analyze IRS guidance related to the Tax Act as it is released. In addition to the Tax Act changes impacting the Company’s 2018 results, further changes could result as the Company refines its calculations surrounding the changes that impacted its 2017 results, including the remeasurement of its deferred tax balances, as well as its calculations of earnings and profits used in the computation of the transition tax.

Provisional amounts

•

Global Intangible Low-Taxed Income: The Tax Act creates a new requirement that certain income, such as GILTI, earned by a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s U.S. shareholder, effective in 2018. The Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has selected the period cost method and recorded a provisional amount of less than $0.1 million for the GILTI tax.  Because the Tax Act does not address certain aspects of the calculation of the GILTI tax, leaving them open to interpretation, the U.S. Treasury Department is expected to issue regulations to provide clarification on calculating the GILTI tax.  As the Company finalizes its analysis of the tax law changes in the Tax Act related to GILTI, the Company will update provisional amounts for this remeasurement.

•

Deferred tax assets and liabilities: During 2017, the Company remeasured deferred tax assets and liabilities using the rates at which the deferred taxes are expected to reverse in the future, which would be a blended rate of 24.66%, comprised of a 21% federal rate and a 3.66% state income tax rate net of federal benefit. The Company continues to use this blended tax rate of 24.66% for 2018. No updates have been made to the provisional amounts recorded for the remeasurement of the Company's deferred tax assets and liabilities in 2017.  However, as the Company finalizes its analysis of the tax law changes in the Tax Act, including the impact on its tax return filing positions, the Company will update provisional amounts for this remeasurement.  Additionally, due to the size and nature of the one-time transition tax discussed below, any change in the one-time transition tax provisional estimate could directly impact the remeasurement of deferred tax assets and liabilities.

•

 U.S. taxation on foreign earnings: A key component of the Tax Act includes a one-time transition tax applied to foreign earnings that were not previously subject to U.S. tax. This one-time transition tax is based on total post-1986 foreign earnings and profits that were previously deferred from U.S. income taxes. During 2017, the Company recorded a provisional amount for the one-time transition tax liability based on its estimates of post-1986 foreign earnings and profits. Previously, the Company had not recorded a deferred tax liability related to these post-1986 foreign earnings because management did not expect to repatriate these earnings and subject them to U.S. taxation due to the nature of the Company’s foreign operations. Because the Tax Act does not address certain aspects of the calculation of the transition tax, leaving them open to interpretation, the U.S. Treasury Department is expected to issue regulations to provide clarification on calculating the transition tax. Additionally, the Company continues to gather post-1986 foreign earnings and profits support as well as substantiation for historical tax pool data, which will impact the provisional amount.  No updates have been made to the provisional amounts recorded in 2017 at this time, but the Company expects to update its provisional amount following the issuance of regulations on the Tax Act by the U.S. Treasury Department and additional data gathering efforts.

The Company will continue to analyze the effects of the Tax Act on its financial statements and on its future results of operations. Certain aspects of the Tax Act, such as the reduction of the U.S. statutory rate to 21%, will lower the Company’s future effective tax rate.  In contrast, other aspects of the Tax Act, such as GILTI, will increase the Company’s future effective tax rate.  The Company will continue to disclose details of the future impact of Tax Act changes on its results of operations, and additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as allowed by SAB 118 and ASU 2018-05.

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2018 and 2017 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2018	2017
Weighted average common shares, basic	29,363	24,455
Dilutive effect of stock options	631	401
Weighted average common shares, diluted	29,994	24,856

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2018	2017
Stock options	—	35

10.  FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS REPORTING

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset (1)	$—	$278	$—	$—	$275	$—

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2018.

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value based on the variable interest paid on the obligations. The carrying value of the Company’s SCCL credit agreement approximates fair value based on the completion of the financing arrangement in September 2017 and the variable interest paid on the obligation. The estimated fair values of the outstanding balances under the BMO Credit Agreement and SCCL loan agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The fair values of the Company’s capital lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The fair value of the Company’s land lease was CAD 28.6 million ($22.2 million based on the exchange rate in effect on March 31, 2018) as of March 31, 2018. The estimated fair values of the outstanding balances related to the Company’s capital lease obligations and the CDR land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were not designated as accounting hedges. These interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense for the related debt. See Note 6 for details of the Company’s three interest rate swap agreements.

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statement of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
		For the three months
Derivatives not designated as	Income Statement	ended March 31,
ASC 815 hedges	Classification	2018	2017
Interest Rate Swaps	Interest Expense	$222	$208

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of March 31, 2018			As of December 31, 2017
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)
Derivative assets:
Interest rate swaps - current	Other current assets	$95	$—	$95	$77	$—	$77
Interest rate swaps - non-current	Deposits and other	183	—	183	198	—	198
Total derivative assets		$278	$—	$278	$275	$—	$275

11.SEGMENT INFORMATION

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

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are our Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as the primary profit measure for its reportable segments. Adjusted EBITDA is a non-U.S. GAAP measure defined as net earnings (loss) before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time items. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers.

The following tables provide information regarding the Company’s segments:

	For the Three Months Ended March 31, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$14,672	$7,706	$17,382	$860	$40,620

Earnings (loss) before income taxes	$2,681	$1,174	$1,122	$(2,678)	$2,299

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,019	$873	$534	$(2,500)	$926
Interest expense (income), net	939	—	71	1	1,011
Income taxes (benefit)	534	301	323	(178)	980
Depreciation and amortization	874	541	649	89	2,153
Net earnings attributable to non-controlling interests	128	—	265	—	393
Non-cash stock-based compensation	—	—	—	115	115
(Gain) loss on foreign currency transactions and cost recovery income	(72)	—	(169)	182	(59)
Loss on disposition of fixed assets	2	3	26	2	33
Pre-opening expenses	280	—	405	325	1,010
Adjusted EBITDA	$4,704	$1,718	$2,104	$(1,964)	$6,562

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Three Months Ended March 31, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$13,160	$7,500	$14,546	$1,192	$36,398

Earnings (loss) before income taxes	$2,113	$1,158	$2,037	$(1,516)	$3,792

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,470	$716	$1,081	$(1,108)	$2,159
Interest expense (income), net	917	—	(12)	(4)	901
Income taxes (benefit)	547	442	414	(408)	995
Depreciation and amortization	805	610	572	98	2,085
Net earnings attributable to non-controlling interests	96	—	542	—	638
Non-cash stock-based compensation	—	—	—	103	103
Loss (gain) on foreign currency transactions and cost recovery income	17	—	(219)	(1)	(203)
Loss on disposition of fixed assets	2	—	—	3	5
Acquisition costs	28	—	—	—	28
Adjusted EBITDA	$3,882	$1,768	$2,378	$(1,317)	$6,711

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

12.SUBSEQUENT EVENTS

Vietnam

On April 25, 2018, the Company announced that its subsidiary, CRM, entered into a Shareholder’s Agreement with Golden Hospitality Ltd. (“Golden”) and its shareholders to purchase 51% of the outstanding shares of Golden for a total consideration of $0.6 million. In addition, Golden signed a Charter Capital Transfer Agreement (the “Charter Agreement”) with Minh Chau Limited Liability Company (“Minh Chau”) and its shareholders to purchase 6.36% of the outstanding shares of Minh Chau for a total consideration of $0.4 million. The Charter Agreement provides additional options to purchase up to 51% of the outstanding shares of Minh Chau over a three year period.

Minh Chau is the owner of a small hotel and international entertainment and gaming club in the Cao Bang province of Vietnam that is 300 feet from the Vietnamese – Chinese border station. The hotel offers 30 low-standard rooms and the international entertainment and gaming club currently offers seven electronic table games for non-Vietnamese passport holders under a provincial investment certificate that allows for up to 26 electronic table games. Golden has signed a management agreement with Minh Chau in which Golden will manage the operations at the hotel and international entertainment and gaming club and receive a portion of Minh Chau’s net profit. Golden’s intent is to upgrade and expand the hotel and international entertainment and gaming club.

Bank of Montreal

On May 4, 2018, the Company was approved to increase the borrowing capacity on its BMO Credit Agreement by CAD 35.0 million ($27.1 million based on the exchange rate in effect on March 31, 2018) for construction of the Century Mile project. The Company expects the amended BMO Credit Agreement to be finalized in the second quarter of 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have controlling financial interests through our subsidiary CRM in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of March 31, 2018, owned licenses for six casinos throughout Poland, four of which were operating, with a total of 234 slot machines and 63 tables. The following table summarizes the Polish cities in which CPL operated casinos as of March 31, 2018.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2022	70	26
Warsaw	Hilton Hotel	April 2019	70	24
Poznan	Hotel Andersia	April 2018	60	8
Bielsko-Biala	Hotel President	October 2023	34	5

In April 2018, the Poznan casino closed due to the expiration of the casino license. In October 2017, we were awarded casino licenses expiring in 2023 for the Polish cities of Katowice and Wroclaw. The Wroclaw casino opened in April 2018 with 70 slot machines and 18 live table games. The Katowice casino will open in May 2018 and is expected to include 62 slot machines and 14 live table games.

Casino licenses are granted for six years. When a casino license expires, the Polish Minister of Finance notifies the public of its availability, and interested parties can submit an application for the casino license. Following approval of a casino license by the Minister of Finance, there is a period in which applicants can appeal the decision. CPL has submitted applications for casino licenses in Lodz, Plock, Krakow and Poznan.

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of March 31, 2018, we operated  14 ship-based casinos through concession agreements with four cruise ship owners.  The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of March 31, 2018.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1*	19	5
TUI Cruises	Mein Schiff 2	17	—
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	17	1
TUI Cruises	Mein Schiff 6	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	11	2
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	12	2
Thomson Cruises	TUI Discovery	17	3
Diamond Cruise	Glory Sea	28	17

*The concession agreement to operate the ship-based casino onboard the Mein Schiff 1 ended in April 2018 when the vessel was transferred to another cruise line. We previously reported that the concession agreement to operate the ship-based casino onboard the Mein Schiff 2 would end in February 2019 when the ship was transferred from the TUI Cruises fleet to another cruise line. However, we have been advised that the Mein Schiff 2 will not be transferred and will remain in the TUI Cruises fleet.

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

•

Through our subsidiary CRM, we have a 7.5% ownership interest in MCE and we report our ownership interest using the cost method of accounting. MCE has an exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. CRM has appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which we did not exercise. In addition, CRM and MCE have entered into a consulting services agreement pursuant to which CRM provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

Additional Projects Under Development

In September 2016, we were selected by HRA as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile Racetrack and Casino. In March 2017, we received approval for the Century Mile project from the AGLC. Century Mile will be a one-mile horse racetrack and a multi-level REC. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. We began construction on the Century Mile project in July 2017. We estimate this project will cost approximately CAD 60.0 million ($46.5 million based on the exchange rate in effect as of March 31, 2018) and that it will be completed in early 2019. We will finance the project with $25.0 million of the $34.4 million received from the common stock offering we completed in November 2017 and the balance of the Century Mile construction will be financed through an increase in our borrowing capacity under the BMO Credit Agreement or with available cash.

In June 2017, our subsidiary, CRM, acquired casino licenses held by SCCL in Bath, England (the “SCCL License Acquisition”). We are developing a 15,000 square foot casino using the casino licenses. The casino is expected to include approximately 35 slot machines, 18 table games and 24 automated live gaming terminals. The purchase price for the license acquisition was GBP 0.6 million ($0.8 million based on the exchange rate in effect on March 31, 2018), of which GBP 0.1 million ($0.1 million based on the exchange rate in effect on June 20, 2017) was paid at closing, GBP 0.2 million ($0.3 million based on the exchange rate in effect on December 22, 2017) was paid after the receipt of regulatory and governmental approvals, and GBP 0.2 million ($0.3 million based on the exchange rate in effect on March 31, 2018) will be paid after the casino opens. In addition, we assumed liabilities in the amount of GBP 0.2 million ($0.3 million based on the exchange rate in effect on March 31, 2018) that are repayable if certain performance criteria are met once the casino is in operation. We also have deposited GBP 0.8 million ($1.1 million based on the exchange rate in effect on March 31, 2018) into an escrow account to secure performance of certain obligations under the lease agreements with the landlord of the property that will be released in connection with work performed by SCCL to fit out the casino. We estimate construction and fitting out of the casino will cost an additional GBP 5.7 million ($8.0 million based on the exchange rate in effect on March 31, 2018) and that the casino will open in May 2018.

In August 2017, we announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, we had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé. In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. CRM entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if the license is awarded. CRM will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

We are exploring an expansion at Century Casino & Hotel Cripple Creek to provide additional hotel rooms for our existing casino and hotel. We estimate this project, if undertaken, will cost approximately $6.5 million.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2018	2017	% Change
Canadian dollar (CAD)	1.2643	1.3234	4.5%
Euros (EUR)	0.8136	0.9384	13.3%
Polish zloty (PLN)	3.3992	4.0563	16.2%
British pound (GBP)	0.7186	0.8071	11.0%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,			%
Amounts in thousands	2018	2017	Change	Change
Gaming Revenue	$34,007	$32,487	$1,520	4.7%
Hotel Revenue	454	437	17	3.9%
Food and Beverage Revenue	3,559	3,341	218	6.5%
Other Revenue	2,600	2,575	25	1.0%
Total Operating Revenue	40,620	38,840	1,780	4.6%
Less Promotional Allowances (1)	—	(2,442)	(2,442)	(100.0%)
Net Operating Revenue	40,620	36,398	4,222	11.6%
Gaming Expenses	(17,741)	(15,646)	2,095	13.4%
Hotel Expenses	(174)	(143)	31	21.7%
Food and Beverage Expenses	(3,636)	(2,965)	671	22.6%
General and Administrative Expenses	(13,665)	(11,069)	2,596	23.5%
Total Operating Costs and Expenses	(37,369)	(31,908)	5,461	17.1%
Earnings from Operations	3,251	4,490	(1,239)	(27.6%)
Non-Controlling Interest	(393)	(638)	(245)	(38.4%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	926	2,159	(1,233)	(57.1%)
Adjusted EBITDA (2)	$6,562	$6,711	$(149)	(2.2%)

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.03	$0.09	$(0.06)	(66.7%)
Diluted Earnings Per Share	$0.03	$0.09	$(0.06)	(66.7%)

(1)

See Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

(2)	For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures – Adjusted EBITDA” below.

Net operating revenue increased by $4.2 million, or 11.6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

•	Canada increased by $1.5 million, or 11.5%.
•	United States increased by $0.2 million, or 2.7%.
•	Poland increased by $2.8 million, or 19.5%.
•	Corporate and Other decreased by ($0.3) million, or (27.9%).

Operating costs and expenses increased by $5.5 million, or 17.1%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Following is a breakout of operating costs and expenses by segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

•	Canada increased by $1.0 million, or 10.0%.
•	United States increased by $0.2 million, or 3.0%.
•	Poland increased by $3.6 million, or 28.4%.
•	Corporate and Other increased by $0.6 million, or 23.7%.

Earnings from operations decreased by ($1.2) million, or (27.6%), for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

•	Canada increased by $0.5 million, or 16.4%.
•	United States remained constant.
•	Poland decreased by ($0.8) million, or (43.3%).
•	Corporate and Other decreased by ($1.0) million, or (64.0%).

Net earnings decreased by ($1.2) million, or (57.1%), for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

Management believes that Adjusted EBITDA is a valuable measure of the relative performance of the Company and its properties. The gaming industry commonly uses Adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses Adjusted EBITDA to evaluate and forecast the operating performance of the Company and its properties as well as to compare results of current periods to prior periods. Management believes that presenting Adjusted EBITDA to investors provides them with information used by management for financial and operational decision-making in order to understand the Company’s operating performance and evaluate the methodology used by management to evaluate and measure such performance. Management believes that using Adjusted EBITDA is a useful way to compare the relative operating performance of separate reporting segments by eliminating the above mentioned items associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our computation of Adjusted EBITDA may be different from, and therefore may not be comparable to, similar measures used by other companies within the gaming industry.

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended March 31, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$2,019	$873	$534	$(2,500)	$926
Interest expense (income), net	939	—	71	1	1,011
Income taxes (benefit)	534	301	323	(178)	980
Depreciation and amortization	874	541	649	89	2,153
Net earnings attributable to non-controlling interests	128	—	265	—	393
Non-cash stock-based compensation	—	—	—	115	115
(Gain) loss on foreign currency transactions and cost recovery income	(72)	—	(169)	182	(59)
Loss on disposition of fixed assets	2	3	26	2	33
Pre-opening expenses	280	—	405	325	1,010
Adjusted EBITDA	$4,704	$1,718	$2,104	$(1,964)	$6,562

	For the Three Months Ended March 31, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,470	$716	$1,081	$(1,108)	$2,159
Interest expense (income), net	917	—	(12)	(4)	901
Income taxes (benefit)	547	442	414	(408)	995
Depreciation and amortization	805	610	572	98	2,085
Net earnings attributable to non-controlling interests	96	—	542	—	638
Non-cash stock-based compensation	—	—	—	103	103
Loss (gain) on foreign currency transactions and cost recovery income	17	—	(219)	(1)	(203)
Loss on disposition of fixed assets	2	—	—	3	5
Acquisition costs	28	—	—	—	28
Adjusted EBITDA	$3,882	$1,768	$2,378	$(1,317)	$6,711

Non-GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a Constant Currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believes that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our operating revenue, earnings from operations, net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA. Constant Currency results are calculated by dividing the current quarter or year to date local currency segment results by the prior year’s average exchange rate for the quarter or year and comparing them to actual U.S. dollar results for the prior quarter or year. The current and prior year’s average exchange rates are presented above. The Constant Currency results are presented below.

	For the three months
	ended March 31,
	2018	2017	% Change
Net operating revenue as reported (GAAP)	$40,620	$36,398	12%
Foreign currency impact vs. 2017	(3,453)
Net operating revenue constant currency (non-GAAP)	$37,167	$36,398	2%

Earnings from operations (GAAP)	$3,251	$4,490	(28%)
Foreign currency impact vs. 2017	(281)
Earnings from operations constant currency (non-GAAP)	$2,970	$4,490	(34%)

Net earnings attributable to Century Casinos, Inc. shareholders as reported (GAAP)	$926	$2,159	(57%)
Foreign currency impact vs. 2017	(309)
Net earnings attributable to Century Casinos, Inc. shareholders constant currency (non-GAAP)	$617	$2,159	(71%)

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

Amounts in thousands	March 31, 2018	March 31, 2017
Total long-term debt, including current portion	$53,969	$54,608
Deferred financing costs	220	341
Total principal	$54,189	$54,949
Less: cash and cash equivalents	$65,939	$39,743
Net Debt	$(11,750)	$15,206

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the three months
	ended March 31,			%
Amounts in thousands	2018	2017	Change	Change
Gaming	$9,747	$9,020	$727	8.1%
Hotel	136	136	—	0.0%
Food and Beverage	2,490	2,347	143	6.1%
Other	2,299	1,933	366	18.9%
Total Operating Revenue	14,672	13,436	1,236	9.2%
Less Promotional Allowances (1)	—	(276)	(276)	(100.0%)
Net Operating Revenue	14,672	13,160	1,512	11.5%
Gaming Expenses	(3,039)	(3,033)	6	0.2%
Hotel Expenses	(49)	(44)	5	11.4%
Food and Beverage Expenses	(2,068)	(1,870)	198	10.6%
General and Administrative Expenses	(5,094)	(4,361)	733	16.8%
Total Operating Costs and Expenses	(11,124)	(10,113)	1,011	10.0%
Earnings from Operations	3,548	3,047	501	16.4%
Non-Controlling Interest	(128)	(96)	32	33.3%
Net Earnings	2,019	1,470	549	37.3%
Adjusted EBITDA	$4,704	$3,882	$822	21.2%

(1)

See Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

In November 2017, CAL opened an 18 hole miniature golf course. We are marketing the miniature golf course and bowling alley as an entertainment center in order to attract a new customer demographic to visit the casino.

Construction on the Century Mile project began in July 2017, and we estimate that it will be completed in early 2019.

Three Months Ended March 31, 2018 and 2017

The following discussion highlights results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Results in U.S. dollars were impacted by a 4.5% exchange rate increase in the average rate between the U.S. dollar and the Canadian dollar for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue Highlights

	In CAD		In U.S. dollars
•	At CRA, net operating revenue remained constant.	•	At CRA, net operating revenue increased by $0.3 million, or 5.2%.
•	At CSA, net operating revenue increased by CAD 0.1 million, or 3.2%, due to increased gaming revenue.	•	At CSA, net operating revenue increased by $0.2 million, or 8.1%.
•	At CAL, net operating revenue increased by CAD 0.3 million, or 11.1%, due to increased gaming revenue and increased revenue from the entertainment center.	•	At CAL, net operating revenue increased by $0.3 million, or 16.3%.
•	At CDR, net operating revenue increased by CAD 0.8 million, or 17.0%, due to increased gaming and pari-mutuel revenue.	•	At CDR, net operating revenue increased by $0.8 million, or 22.4%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA, operating expenses decreased by (CAD 0.1) million, or (3.0%), due to decreased payroll costs and marketing expenses.	•	At CRA, operating expenses increased by $0.1 million, or 1.5%.
•	At CSA, operating expenses remained constant.	•	At CSA, operating expenses increased by $0.1 million, or 6.0%.
•	At CAL, operating expenses increased by CAD 0.1 million, or 4.4%, due to increased payroll costs, marketing expenses and general and administrative expenses.	•	At CAL, operating expenses increased by $0.2 million, or 9.3%.
•	At CDR, operating expenses increased by CAD 0.4 million, or 12.2%, due to increased payroll costs and racing-related operating expenses.	•	At CDR, operating expenses increased by $0.4 million, or 17.6%.

Operating expenses related to the Century Mile project were $0.3 million for the three months ended March 31, 2018 related to the land that we are leasing from the Edmonton Airport.

We also operate the Southern Alberta pari-mutuel off-track betting network through CBS. Earnings from operations at CBS remained constant for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months
	ended March 31,			%
Amounts in thousands	2018	2017	Change	Change
Gaming	$6,419	$8,200	$(1,781)	(21.7%)
Hotel	318	301	17	5.6%
Food and Beverage	885	830	55	6.6%
Other	84	77	7	9.1%
Total Operating Revenue	7,706	9,408	(1,702)	(18.1%)
Less Promotional Allowances (1)	—	(1,908)	(1,908)	(100.0%)
Net Operating Revenue	7,706	7,500	206	2.7%
Gaming Expenses	(3,029)	(3,165)	(136)	(4.3%)
Hotel Expenses	(125)	(99)	26	26.3%
Food and Beverage Expenses	(916)	(625)	291	46.6%
General and Administrative Expenses	(1,921)	(1,843)	78	4.2%
Total Operating Costs and Expenses	(6,532)	(6,342)	190	3.0%
Earnings from Operations	1,174	1,158	16	1.4%
Net Earnings	873	716	157	21.9%
Adjusted EBITDA	$1,718	$1,768	$(50)	(2.8%)

(1)

See Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

Three Months Ended March 31, 2018 and 2017

The following discussion highlights results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Market Share Highlights

•	The Central City market increased by 3.9% and CTL’s share of the Central City market was 26.9%, a decrease of 6.6% compared to the three months ended March 31, 2017.
•	The Cripple Creek market increased by 3.3% and CRC’s share of the Cripple Creek market was 9.9%, an increase of 3.0% compared to the three months ended March 31, 2017.

Revenue Highlights

•	At CTL, net operating revenue remained constant.
•	At CRC, net operating revenue increased by $0.2 million, or 6.4%, due to increased gaming and food and beverage revenue.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.1 million, or 3.7%, due to increased payroll costs.
•	At CRC, operating expenses increased by $0.1 million, or 1.9%, due to increased gaming-related expenses and payroll costs.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months
	ended March 31,			%
Amounts in thousands	2018	2017	Change	Change
Gaming	$17,073	$14,550	$2,523	17.3%
Food and Beverage	184	164	20	12.2%
Other	125	90	35	38.9%
Total Operating Revenue	17,382	14,804	2,578	17.4%
Less Promotional Allowances (1)	—	(258)	(258)	(100.0%)
Net Operating Revenue	17,382	14,546	2,836	19.5%
Gaming Expenses	(11,043)	(8,838)	2,205	24.9%
Food and Beverage Expenses	(652)	(470)	182	38.7%
General and Administrative Expenses	(4,014)	(2,860)	1,154	40.3%
Total Operating Costs and Expenses	(16,358)	(12,740)	3,618	28.4%
Earnings from Operations	1,024	1,806	(782)	(43.3%)
Non-Controlling Interest	(265)	(542)	(277)	(51.1%)
Net Earnings	534	1,081	(547)	(50.6%)
Adjusted EBITDA	$2,104	$2,378	$(274)	(11.5%)

(1)

See Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

In June 2017, we opened the 17,000 square foot casino at Hilton Warsaw Hotel and Convention Centre in Warsaw, Poland with 70 slot machines, 24 table games and a bar and lounge area. The Hilton Warsaw Hotel is utilizing the casino license that was used at the LIM Center casino, which had a 3,000 square foot casino and was closed in May 2017.

In June 2017, the casino license at our Wroclaw casino expired. In October 2017, we were awarded casino licenses for Wroclaw, Katowice and Bielsko-Biala. We opened the Bielsko-Biala casino in January 2018 with 34 slot machines and 5 live table games. We opened the Wroclaw casino in April 2018 with 70 slot machines and 18 live table games. We expect to open the Katowice casino in May 2018 with 62 slot machines and 14 live table games.

Effective April 2017, the Polish gaming laws permit online gaming and slot arcades operated through a state run company. We expect online gaming and the slot arcades to begin operating in 2018. Once they begin operations, increased competition could occur and adversely affect our results of operations in the future. In addition, pursuant to changes to the Polish income tax laws enacted by the Polish Parliament in late 2017 and effective January 2018, casino patron winnings over PLN 2,280 ($667 based on the exchange rate in effect on March 31, 2018) in a single casino visit are subject to personal income tax on those winnings.

The casino licenses for our casinos in Plock, Lodz and Krakow expired in the first quarter of 2018, and our license for the casino in Poznan expired in April 2018. CPL has submitted applications for casino licenses in these cities. If any of the licenses are awarded, CPL plans to operate the casinos at their existing locations. Management believes that there may be a period of three to six months that the casinos are not operating while the license tender process is ongoing. Management believes that the revenue that may be lost during this time period will be partially offset by revenue generated from the new casinos in Bielsko-Biala, Katowice and Wroclaw as well as the operation of the casino at the Hilton Warsaw Hotel for the full year of 2018. There can be no guarantee that CPL will be awarded any of the casino licenses for Plock, Lodz, Krakow or Poznan. The casinos operated by CPL in Plock, Lodz, Krakow and Poznan had operating revenue of $2.8 million and losses from operations of ($0.1) million for the quarter ended March 31, 2017.

Three Months Ended March 31, 2018 and 2017

Results in U.S. dollars were impacted by a 16.2% increase in the average exchange rate between the U.S. dollar and Polish zloty for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue Highlights

	In PLN		In U.S. dollars
•

Net operating revenue increased by PLN 0.2 million, or 0.2%, due to increased gaming revenue from our two casinos in Warsaw and our new casino in Bielsko-Biala, offset by no operating revenue at our closed locations.

		•	Net operating revenue increased by $2.8 million, or 19.5%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•	Operating expenses increased by PLN 4.0 million, or 7.7%, primarily due to increased payroll costs, marketing expenses and general and administrative expenses.	•	Operating expenses increased by $3.6 million, or 28.4%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months
	ended March 31,			%
Amounts in thousands	2018	2017	Change	Change
Gaming	$768	$717	$51	7.1%
Other	92	475	(383)	(80.6%)
Total Operating Revenue	860	1,192	(332)	(27.9%)
Net Operating Revenue	860	1,192	(332)	(27.9%)
Gaming Expenses	(630)	(610)	20	3.3%
General and Administrative Expenses	(2,636)	(2,005)	631	31.5%
Total Operating Costs and Expenses	(3,355)	(2,713)	642	23.7%
Losses from Operations	(2,495)	(1,521)	(974)	(64.0%)
Net Loss	(2,500)	(1,108)	(1,392)	(125.6%)
Adjusted EBITDA	$(1,964)	$(1,317)	$(647)	(49.1%)

We began operating the ship-based casinos onboard the Mein Schiff 6 in May 2017. The concession agreement to operate the ship-based casino onboard the Mein Schiff 1 ended in April 2018 when the vessel was transferred to another cruise line. The Mein Schiff 1 contributed a total of $0.2 million in revenue and less than $0.1 million in net losses attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2017.

We began construction on the SCCL project in October 2017 and expect the casino to open in May 2018.

Three Months Ended March 31, 2018 and 2017

The following discussion highlights results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other decreased by ($0.3) million, or (27.9%), due to the completion of the consulting agreement with Norwegian in May 2017 and termination of the Aruba management agreement in November 2017.

Operating Expense Highlights

•	Operating expenses for Cruise Ships & Other decreased by ($0.1) million, or (7.2%), due to decreased payroll costs.

Operating expenses related to the SCCL project were $0.3 million for the three months ended March 31, 2018 related to the expense for the building that we are leasing for the casino.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by $0.4 million, or 21.1%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increased payroll costs and increased general and administrative expenses.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months
	ended March 31,			%
Amounts in thousands	2018	2017	Change	Change
Interest Income	$19	$21	$(2)	(9.5%)
Interest Expense	(1,030)	(922)	108	11.7%
Gain on Foreign Currency Transactions	59	203	(144)	(70.9%)
Non-Operating (Expense) Income	$(952)	$(698)	$(254)	(36.4%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the BMO Credit Agreement, the fair value adjustments for our interest rate swap agreements, our SCCL borrowings, and interest expense related to CDR’s land lease and our capital lease agreements.  The increased interest expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is due primarily to increased interest expense related to the CDR land lease.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2018, we recognized an income tax expense of $1.0 million on pre-tax income of $2.3 million, representing an effective income tax rate of 42.6%, compared to an income tax expense of $1.0 million on pre-tax income of $3.8 million, representing an effective income tax rate of 26.2% for the same period in 2017. For an analysis of our effective income tax rate compared to the U.S. federal statutory income tax rate, the change in the effective tax rate period over period and the impact of the Tax Act, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

As of March 31, 2018, our total debt under bank borrowings and other agreements net of $0.2 million related to deferred financing costs was $54.0 million, of which $48.4 million was long-term debt and  $5.6 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, SCCL’s credit agreement and other capital lease agreements. We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 6, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was ($11.8) million as of March 31, 2018 compared to $15.2 million as of March 31, 2017, primarily due to the increase in cash to $65.9 million at March 31, 2018 from $39.7 million at March 31, 2017 as a result of the $34.3 million of net proceeds that we received from our public offering of common stock in November 2017. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-GAAP Measures – Net Debt” above.

The following table lists the amount of 2018 maturities of our debt:

Amounts in thousands
	Saw Close Casino Ltd. Credit	Century Downs
Bank of Montreal	Agreement	Land Lease	Capital Leases	Total
$3,812	$140	$—	$182	$4,134

Cash Flows

At March 31, 2018, cash, cash equivalents and restricted cash totaled $65.9 million, and we had working capital (current assets minus current liabilities) of $41.7 million compared to cash, cash equivalents and restricted cash of $76.4 million and working capital of $49.9 million at December 31, 2017.  The decrease in cash, cash equivalents and restricted cash from December 31, 2017 is due to $12.2 million used to purchase property and equipment, $1.5 million in principal repayments,  $0.6 million used for a distribution to non-controlling interest and $0.2 million in exchange rate changes, offset by $5.8 million of net cash provided by operating activities.

Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2018 and $5.4 million for the three months ended March 31, 2017. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $12.2 million for the three months ended March 31, 2018 consisted of $3.8 million for the Century Mile project; $4.6 million for the Saw Close Casino project; $2.1 million in leasehold improvements at the new casinos in Poland; $0.3 million in gaming equipment for Casinos Poland; $0.2 million in slot machines for CTL and CRC; and $1.2 million in other fixed asset additions at our properties, offset by less than $0.1 million in proceeds from the disposition of assets.

Net cash used in investing activities of $2.6 million for the three months ended March 31, 2017 consisted of $0.1 million for the Palace Hotel renovation project at CRC, which was placed on hold during the first quarter of 2017; $0.1 million to purchase slot machines for CTL and CRC; $0.1 million for the CRA casino renovation; $0.1 million for bowling lane renovations at CAL; $0.2 million for a parking lot and thoroughbred infrastructure at CDR; $0.5 million in other fixed asset additions at our properties and a $1.5 million payment related to a working capital adjustment for the Apex Acquisition.

Net cash used in financing activities of $2.1 million for the three months ended March 31, 2018 consisted of $1.5 million of principal repayments on our long-term debt and $0.6 million in distributions to non-controlling interest.

Net cash used in financing activities of $2.2 million for the three months ended March 31, 2017 consisted of $1.6 million of principal repayments on our long-term debt and $0.6 million in distributions to non-controlling interests, offset by less than $0.1 million in cash from the exercise of stock options.

Tax Act

The Tax Act, which was enacted on December 22, 2017, made significant changes to the Internal Revenue Code effective for 2018, although certain provisions affected our 2017 financial results. The changes impacting our 2018 results include, but are not limited to, the reduction in the U.S. federal corporate income tax rate from 35% to 21% and the tax on Global Intangible Low-Taxed Income (“GILTI”).  We have not completed our accounting for the income tax effects of the Tax Act and the provisional amounts will be refined as needed during the measurement period allowed by SAB 118 and ASU 2018-05. While we believe that we have made reasonable estimates of the impact of the U.S. corporate income tax rate reduction and GILTI, these estimates could change as we continue to analyze IRS guidance related to the Tax Act as it is released. In addition to the Tax Act changes impacting our 2018 results, further changes could result as we refine our calculations surrounding the changes that impacted our 2017 results including the remeasurement of our deferred tax balances, as well as our calculations of earnings and profits as used in the computation of the transition tax. For further discussion of the Tax Act, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended March 31, 2018. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2018. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options. In November 2017, we closed a public offering of 4,887,500 shares of our common stock. The net proceeds from the offering were approximately $34.4 million. As discussed below, we plan to use up to $25.0 million of the net proceeds for construction of the Century Mile project. We intend to use the remaining net proceeds to invest in additional gaming projects and for working capital and other general corporate purposes.

We believe that our cash at March 31, 2018, as supplemented by cash flows from operations,  will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We expect that the primary source of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement and other credit arrangements. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, the construction of Century Mile, the construction of the SCCL project, an expansion at CRC to provide additional hotel rooms for our existing casino and hotel, and other potential new projects. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

We estimate that the Century Mile project will cost approximately CAD 60.0 million ($46.5 million based on the exchange rate in effect on March 31, 2018). We plan to use up to $25.0 million of the net proceeds from the common stock offering for construction of the Century Mile project. The balance of the Century Mile construction will be financed with the BMO Credit Agreement or with available cash. On May 4, 2018, we were approved to increase the borrowing capacity on the BMO Credit Agreement by CAD 35.0 million ($27.1 million based on the exchange rate in effect on March 31, 2018) for construction of the Century Mile project. The debt financing for the Century Mile project will be in the form of a term loan and line of credit with BMO which we expect to finalize in the second quarter of 2018. We estimate that the SCCL project will cost approximately GBP 5.7 million ($8.0 million based on the exchange rate in effect on March 31, 2018), in addition to GBP 0.3 million ($0.4 million based on the exchange rate in effect on March 31, 2018) of additional payments due to the seller of SCCL on the satisfaction of certain conditions. We have obtained a loan for the SCCL project of GBP 2.0 million ($2.8 million based on the exchange rate in effect as of March 31, 2018) and expect to fund the balance of the SCCL project costs with available cash.

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

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the U.S. through debt or equity issuances.  We estimate that approximately $31.3 million of our total $65.9 million in cash and cash equivalents at March 31, 2018 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2018. There were no repurchases of common stock during the three months ended March 31, 2018.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: May 9, 2018