Form 10-Q
period 2018-06-30
CENTURY CASINOS INC /CO/
filed 2018-08-08
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,399,018  shares of common stock, $0.01 par value per share, were outstanding as of August 2, 2018.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$54,435	$74,677
Receivables, net	5,548	6,281
Prepaid expenses	1,744	1,482
Inventories	830	740
Restricted cash	—	1,023
Other current assets	631	118
Total Current Assets	63,188	84,321

Property and equipment, net	169,809	152,778
Goodwill	14,285	15,162
Deferred income taxes	837	1,522
Casino licenses	14,935	15,065
Trademarks	1,738	1,859
Cost investment	1,000	1,000
Equity investment	444	—
Deposits and other	3,171	3,169
Total Assets	$269,407	$274,876

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$8,371	$5,697
Accounts payable	4,517	4,765
Accrued liabilities	15,293	10,434
Accrued payroll	6,431	6,894
Taxes payable	2,128	4,815
Contingent liability (Note 7)	458	1,833
Total Current Liabilities	37,198	34,438

Long-term debt, net of current portion and deferred financing costs (Note 6)	45,925	51,016
Taxes payable and other	2,035	2,104
Total Liabilities	85,158	87,558
Commitments and Contingencies (Note 7)

See notes to unaudited condensed consolidated financial statements.

-  Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2018	2017
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,399,018 and 29,359,820 shares issued and outstanding	294	294
Additional paid-in capital	113,511	113,068
Retained earnings	73,906	72,662
Accumulated other comprehensive loss	(10,827)	(6,127)
Total Century Casinos, Inc. shareholders' equity	176,884	179,897
Non-controlling interests	7,365	7,421
Total Equity	184,249	187,318
Total Liabilities and Equity	$269,407	$274,876

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2018	2017	2018	2017
Operating revenue:
Gaming	$32,605	$33,412	$66,612	$65,900
Hotel	505	494	959	932
Food and beverage	3,781	3,413	7,340	6,754
Other	2,757	2,582	5,359	5,156
Operating revenue	39,648	39,901	80,270	78,742
Less: Promotional allowances (1)	—	(2,571)	—	(5,013)
Net operating revenue	39,648	37,330	80,270	73,729
Operating costs and expenses:
Gaming	16,435	16,056	34,176	31,702
Hotel	180	154	354	297
Food and beverage	3,924	3,099	7,560	6,065
General and administrative	15,942	12,362	29,607	23,429
Depreciation and amortization	2,170	2,018	4,323	4,103
Total operating costs and expenses	38,651	33,689	76,020	65,596
Loss from equity investment	(1)	—	(1)	—
Earnings from operations	996	3,641	4,249	8,133
Non-operating income (expense):
Interest income	14	27	33	48
Interest expense	(1,089)	(915)	(2,120)	(1,837)
Gain on foreign currency transactions, cost recovery income and other	190	281	249	485
Non-operating (expense) income, net	(885)	(607)	(1,838)	(1,304)
Earnings before income taxes	111	3,034	2,411	6,829
Income tax expense	(14)	(864)	(993)	(1,859)
Net earnings	97	2,170	1,418	4,970
Net loss (earnings) attributable to non-controlling interests	220	(368)	(174)	(1,008)
Net earnings attributable to Century Casinos, Inc. shareholders	$317	$1,802	$1,244	$3,962

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.01	$0.07	$0.04	$0.16
Diluted	$0.01	$0.07	$0.04	$0.16
Weighted average shares outstanding - basic	29,376	24,466	29,369	24,460
Weighted average shares outstanding - diluted	29,974	24,962	29,984	24,911

See notes to unaudited condensed consolidated financial statements.

(1)	See Note 2 for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

Amounts in thousands	2018	2017	2018	2017

Net earnings	$97	$2,170	$1,418	$4,970

Other comprehensive (loss) income
Foreign currency translation adjustments	(4,004)	3,000	(5,345)	4,560
Other comprehensive (loss) income	(4,004)	3,000	(5,345)	4,560
Comprehensive (loss) income	$(3,907)	$5,170	$(3,927)	$9,530

Comprehensive (loss) income attributable to non-controlling interests
Net loss (earnings) attributable to non-controlling interests	220	(368)	(174)	(1,008)
Foreign currency translation adjustments	649	(563)	645	(947)
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(3,038)	$4,239	$(3,456)	$7,575

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT January 1, 2017	24,451,582	$245	$78,174	$(12,609)	$66,386	$132,196	$6,388	$138,584
Cumulative effect of accounting change	—	—	(17)	—	17	—	0	—
Net earnings	—	—	—	—	3,962	3,962	1,008	4,970
Foreign currency translation adjustment	—	—	—	3,613	—	3,613	947	4,560
Amortization of stock-based compensation	—	—	235	—	—	235	0	235
Distribution to non-controlling interest	—	—	—	—	—	—	(58)	(58)
Exercise of stock options	17,036	—	32	—	—	32	0	32
BALANCE AT June 30, 2017	24,468,618	$245	$78,424	$(8,996)	$70,365	$140,038	$8,285	$148,323

BALANCE AT January 1, 2018	29,359,820	$294	$113,068	$(6,127)	$72,662	$179,897	$7,421	$187,318
Net earnings	—	—	—	—	1,244	1,244	174	1,418
Foreign currency translation adjustment	—	—	—	(4,700)	—	(4,700)	(645)	(5,345)
Amortization of stock-based compensation	—	—	347	—	—	347	—	347
Distribution to non-controlling interest	—	—	—	—	—	—	(30)	(30)
Fair value of non-controlling interest	—	—	—	—	—	—	445	445
Incremental direct costs of common stock issuance	—	—	(59)	—	—	(59)	—	(59)
Exercise of stock options	39,198	—	155	—	—	155	—	155
BALANCE AT June 30, 2018	29,399,018	$294	$113,511	$(10,827)	$73,906	$176,884	$7,365	$184,249

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2018	2017

Cash Flows from Operating Activities:
Net earnings	$1,418	$4,970
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,323	4,103
Loss on disposition of fixed assets	1,054	255
Adjustment of contingent liability (Note 7)	73	—
Unrealized gain on interest rate swaps	(9)	(35)
Amortization of stock-based compensation expense	347	235
Amortization of deferred financing costs	62	86
Deferred taxes	686	45
Loss from unconsolidated subsidiary	1	—
Changes in Operating Assets and Liabilities, Net of Acquisition:
Receivables, net	1,490	1,602
Prepaid expenses and other assets	(1,595)	(1,526)
Accounts payable	95	246
Accrued liabilities	1,424	33
Inventories	(129)	(23)
Other operating liabilities	850	47
Accrued payroll	(245)	(169)
Taxes payable	(3,582)	(1,696)
Contingent liability payment	(1,330)	—
Net cash provided by operating activities	4,933	8,173

Cash Flows used in Investing Activities:
Purchases of property and equipment	(24,266)	(3,064)
Acquisition of Century Casino St. Albert (net of cash acquired)	—	(1,494)
Acquisition of Saw Close Casino, Ltd. licenses (Note 4)	—	(126)
Acquisition of Golden Hospitality Ltd., net of $0.2 million cash acquired (Note 3)	(337)	—
Investment in Minh Chau Ltd. (Note 3)	(445)	—
Proceeds from disposition of assets	6	1
Net cash used in investing activities	(25,042)	(4,683)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the six months
	ended June 30,
Amounts in thousands	2018	2017

Cash Flows used in Financing Activities:
Proceeds from borrowings	2,958	—
Principal payments	(2,691)	(2,952)
Payment of deferred financing costs	(23)	—
Distribution to non-controlling interest	(642)	(644)
Proceeds from exercise of stock options	155	32
Net cash used in financing activities	(243)	(3,564)

Effect of Exchange Rate Changes on Cash	$(931)	$1,015

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(21,283)	$941

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$76,444	$39,020
Cash, Cash Equivalents and Restricted Cash at End of Period	$55,161	$39,961

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,409	$3,120
Income taxes paid	$1,792	$1,774

Non-Cash Investing Activities:
Purchase of property and equipment on account	$8,076	$437
Non-Cash Financing Activities:
Assets acquired under capital lease obligation	$—	$20

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2018, the Company owned casino operations in North America and England; was developing a racetrack and entertainment center (“REC”) in Edmonton, Canada; had seven casino licenses in Poland, and held a majority ownership interest in five casinos that were currently operating in Poland; held a majority ownership interest in a REC in Calgary, Canada, and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a hotel, international entertainment and gaming club in Vietnam through a majority-owned subsidiary, and provided gaming services in Argentina.

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America and England:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)
•	The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”)
•	The Century Casino Calgary, Alberta, Canada (“CAL”)
•	The Century Casino & Hotel in Central City, Colorado (“CTL”)
•	The Century Casino & Hotel in Cripple Creek, Colorado (“CRC”); and
•	The Century Casino Bath (formerly Saw Close Casino) in Bath, England (“CCB”)

The Company currently has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (formerly Century Casinos Europe GmbH) (“CRM”) in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of June 30, 2018, CPL owned licenses for seven casinos throughout Poland,  five of which were operating.  CPL was awarded a license for an eighth casino in July 2018. The Krakow casino began operating in July 2018. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•

As of June 30, 2018, the Company operated 13 ship-based casinos through concession agreements with four cruise ship owners. The concession agreement to operate the ship-based casino onboard the Mein Schiff 1 ended in April 2018 when the ship was transferred from the TUI Cruises fleet to another cruise line.

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

•

On April 25, 2018, the Company’s subsidiary CRM entered into a Shareholder’s Agreement with Golden Hospitality Ltd. (“GHL”) and GHL’s shareholders, pursuant to which CRM purchased a 51% ownership interest in GHL.  The remaining 49% of GHL is owned by unaffiliated shareholders and is reported by the Company as a non-controlling financial interest. For its ownership interest in GHL, the Company recognized assets of $0.5 million, including $0.2 million in cash, and assumed liabilities of $0.1 million as of the date of acquisition. The Company consolidates GHL as a majority-owned subsidiary for which the Company has a controlling financial interest. GHL is included in the Corporate and Other reportable segment.

GHL entered into an agreement with Minh Chau Ltd. (“MCL”) and MCL’s owners, pursuant to which GHL purchased an initial 6.36% ownership interest in MCL and agreed to purchase an additional ownership interest of up to a total of 51% of MCL over a three-year period for approximately $3.6 million.  GHL has the option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions. MCL is the owner of a small hotel and international entertainment and gaming club in the Cao Bang province of Vietnam that is 300 feet from the Vietnamese – Chinese border station. The hotel offers 30 rooms, and the international entertainment and gaming club currently offers seven electronic table games for non-Vietnamese passport holders under a provincial investment certificate that allows for up to 26 electronic table games. GHL and MCL also entered into a management agreement which provides that GHL will manage the operations at the hotel and international entertainment and gaming club in exchange for receiving a portion of MCL’s net profit. The Company will account for GHL’s interest in MCL as an equity investment. The Company valued the management agreement with MCL at $0.1 million and recorded it in deposits and other on its consolidated balance sheet as of the date of its acquisition of GHL. See Note 3 for additional information related to GHL and MCL.

Additional Projects and Other Developments

The Company is building a horse racing facility in the Edmonton market area, which it is planning to operate as Century Mile Racetrack and Casino. Century Mile will be a one-mile horse racetrack and a multi-level REC. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. The Company began construction on the Century Mile project in July 2017 and estimates that it will be completed in early 2019. On May 4, 2018, the Company was approved to increase the borrowing capacity on its credit agreement with the Bank of Montreal (“BMO”) by CAD 35.0 million ($26.6 million based on the exchange rate in effect on June 30, 2018) to provide additional funding for the Century Mile project. The Company expects the amended credit agreement with BMO to be finalized in the third quarter of 2018.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the quarter ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	June 30,	December 31,
Ending Rates	2018	2017
Canadian dollar (CAD)	1.3168	1.2545
Euros (EUR)	0.8573	0.8334
Polish zloty (PLN)	3.7425	3.4841
British pound (GBP)	0.7587	0.7396

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2018	2017	% Change	2018	2017	% Change
Canadian dollar (CAD)	1.2912	1.3451	4.0%	1.2778	1.3343	4.2%
Euros (EUR)	0.8393	0.9096	7.7%	0.8264	0.9240	10.6%
Polish zloty (PLN)	3.5769	3.8354	6.7%	3.4881	3.9459	11.6%
British pound (GBP)	0.7353	0.7822	6.0%	0.7270	0.7947	8.5%
Source: Pacific Exchange Rate Service

2. SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The standard must be adopted by recognizing and measuring leases at the beginning of the earliest period being presented using a modified retrospective approach. The Company has begun analyzing its operating lease agreements, and management anticipates the Company’s assets and liabilities will increase proportionally after the adoption of ASU 2016-02. In addition, management expects an increase in interest expense will result from the new standard due to the new calculation of interest pertaining to operating leases. These changes to the Company’s consolidated balance sheet may be material.

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

Changes Related to Adoption of ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”). The objective of ASU 2016-18 is to require the statement of cash flows to include restricted cash in explaining the change during the period in the total of cash and cash equivalents. The Company adopted ASU 2016-18 in its consolidated financial statements for the year ended December 31, 2017. The standard impacts the presentation of the Company’s condensed consolidated statement of cash flows in its condensed consolidated financial statements for the six months ended June 30, 2018 and June 30, 2017, and the Company has added the following additional disclosures in this Note 2 about its restricted cash balances to its discussion of cash and cash equivalents.

Cash and Cash Equivalents

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	June 30,	June 30,
Amounts in thousands	2018	2017
Cash and cash equivalents	$54,435	$38,810
Restricted cash	—	974
Restricted cash included in deposits and other	726	177
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$55,161	$39,961

For the six months ended June 30, 2018, restricted cash included $0.6 million in deposits and other related to a cash guarantee for the Company’s CCB loan agreement and $0.1 million in deposits and other related to payments of prizes and giveaways for Casinos Poland.

The prior period amounts within the Company’s condensed consolidated statement of cash flows have been revised to reflect the new presentation of restricted cash after the adoption of ASU 2016-18. The information below presents the impact of this presentation change on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2017.

Condensed Consolidated Statement of Cash Flows
Amounts in thousands	As Previously Reported	Changes Related to Adoption of ASU 2016-18	Revised
For the six months ended June 30, 2017
Cash Flows from Operating Activities:
Prepaid expenses and other assets	$(2,458)	$932	$(1,526)

Effect of Exchange Rate Changes on Cash	979	36	1,015

Increase in Cash, Cash Equivalents and Restricted Cash	(27)	968	941

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38,837	183	39,020
Cash, Cash Equivalents and Restricted Cash at End of Period	$38,810	$1,151	$39,961

Changes Related to Adoption of ASU 2014-19

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard under US GAAP and International Financial Reporting Standards. The Company adopted ASU 2014-09 in its condensed consolidated financial statements for 2018 using the modified retrospective approach. The Company applied ASU 2014-09 to contracts that were not completed as of January 1, 2018. The Company determined that all contractual performance obligations were completed as of December 31, 2017 and that no adjustment to retained earnings was required. The Company determined there was no impact to its condensed consolidated balance sheet, condensed consolidated statement of comprehensive (loss) income or condensed consolidated statement of cash flows. The standard impacts the presentation of the Company’s condensed consolidated statement of earnings in its condensed consolidated financial statements for the three and six months ended June 30, 2018, and the Company has added the following additional disclosures in this Note 2 related to the impact of ASU 2014-09.

The most significant impacts of adoption of the new accounting standard were as follows:

•

Promotional Allowances: The Company recognizes revenue for goods and services provided to customers for free as an inducement to gamble as gaming revenue with an offset to gaming revenue based on the stand-alone selling price rather than an offset to promotional allowances. This change primarily resulted in a reclassification between revenue line items.

•

Loyalty Accounting:  Complimentary points earned through game play at the Company’s casinos are identified as separate performance obligations and recorded as a reduction in gaming revenue when earned at the retail value of the benefits owed to the customer (less estimated breakage) and an increase to the loyalty program liability representing outstanding performance obligations. Such amounts are recognized as revenue in the line item of the corresponding good or service provided when the performance obligation is fulfilled.

•

Estimated Cost of Promotional Allowances: The Company no longer reclassifies the estimated direct cost of providing promotional allowances from other expense line items to the gaming expense line item. This change resulted in a reclassification between expense line items that reduced gaming expense and increased hotel and food and beverage expenses by $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively.

Revenue

The Company derives revenue from:

(1)	contracts with customers,
(2)	financial instruments,
(3)	cost recovery payments, and
(4)	dividends from its cost investment.

A breakout of the Company’s derived revenue is presented in the table below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2018	2017	2018	2017
Revenue from contracts with customers	$39,648	$37,330	$80,270	$73,729
Interest income	14	27	33	48
Cost recovery income	—	—	—	—
Dividend revenue	—	—	—	—
Total revenue	$39,662	$37,357	$80,303	$73,777

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

Management and Consulting Fees

Revenue from the Company’s consulting services agreement with MCE and the management agreement with MCL are recorded monthly as services are provided. Payments are typically due within 30 days of the month to which the services relate. The agreed upon price in the contract does not contain variable consideration. The Company did not incur any costs to obtain its current agreements with MCE or MCL.

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

	For the three months ended June 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$10,105	$7,022	$14,369	$1,109	$32,605
Hotel	132	373	—	—	505
Food and Beverage	2,533	985	161	102	3,781
Other	2,561	96	37	63	2,757
Net Operating Revenue	$15,331	$8,476	$14,567	$1,274	$39,648

	For the three months ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$9,750	$8,587	$14,357	$718	$33,412
Hotel	134	360	—	—	494
Food and Beverage	2,328	908	177	—	3,413
Other	2,104	96	11	371	2,582
Promotional Allowances (1)	(276)	(2,008)	(258)	(29)	(2,571)
Net Operating Revenue	$14,040	$7,943	$14,287	$1,060	$37,330

	For the six months ended June 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$19,852	$13,441	$31,442	$1,877	$66,612
Hotel	268	691	—	—	959
Food and Beverage	5,022	1,870	346	102	7,340
Other	4,862	181	161	155	5,359
Net Operating Revenue	$30,004	$16,183	$31,949	$2,134	$80,270

	For the six months ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$18,771	$16,787	$28,907	$1,435	$65,900
Hotel	271	661	—	—	932
Food and Beverage	4,675	1,738	341	—	6,754
Other	4,037	173	101	845	5,156
Promotional Allowances (1)	(552)	(3,916)	(516)	(29)	(5,013)
Net Operating Revenue	$27,202	$15,443	$28,833	$2,251	$73,729

(1)	With the adoption of ASU 2014-19, promotional allowances are presented as a reduction in gaming revenue for the three and six months ended June 30, 2018.

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.2 million for each of the three and six months ended June 30, 2018 and 2017. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s contract receivables and liabilities is presented in the tables below.

	For the three months			For the three months
	ended June 30, 2018			ended June 30, 2017
Amounts in thousands	Receivables	Contract Asset	Contract Liability	Receivables	Contract Asset	Contract Liability
Opening	$286	$—	$212	$284	$—	$215
Closing	260	—	193	270	—	231
Increase/(Decrease)	$(26)	$—	$(19)	$(14)	$—	$16

	For the six months			For the six months
	ended June 30, 2018			ended June 30, 2017
Amounts in thousands	Receivables	Contract Asset	Contract Liability	Receivables	Contract Asset	Contract Liability
Opening	$266	$—	$235	$270	$—	$232
Closing	260	—	193	270	—	231
Increase/(Decrease)	$(6)	$—	$(42)	$—	$—	$(1)

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s condensed consolidated balance sheets. There were no impairment losses for the Company’s receivables or contract liabilities recognized for the three and six months ended June 30, 2018.

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

The current period amounts within the Company’s condensed consolidated statement of earnings have been revised in the table below to provide a comparison of revenue and the direct cost of providing promotional allowances to the Company’s condensed consolidated statement of earnings for the three and six months ended June 30, 2018.

Condensed Consolidated Statement of Earnings
Amounts in thousands	As Reported	Changes Related to Adoption of ASU 2014-09	Revised
For the three months ended June 30, 2018
Operating revenue:
Gaming	$32,605	$2,810	$35,415
Operating revenue	39,648	2,810	42,458
Less: Promotional allowances	—	(2,810)	(2,810)
Net operating revenue	39,648	—	39,648
Operating costs and expenses
Gaming	16,435	308	16,743
Hotel	180	(12)	168
Food and beverage	$3,924	$(296)	$3,628

For the six months ended June 30, 2018
Operating revenue:
Gaming	$66,612	$5,469	$72,081
Operating revenue	80,270	5,469	85,739
Less: Promotional allowances	—	(5,469)	(5,469)
Net operating revenue	80,270	—	80,270
Operating costs and expenses
Gaming	34,176	590	34,766
Hotel	354	(26)	328
Food and beverage	$7,560	$(564)	$6,996

3.INVESTMENTS

Cost Investment

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

Equity Investment

Minh Chau Ltd.

On April 25, 2018, the Company’s subsidiary, CRM, acquired a 51% ownership interest in GHL for $0.6 million. GHL entered into an agreement with MCL and its owners, pursuant to which GHL purchased  an initial 6.36% ownership interest in MCL for $0.4 million and agreed to purchase an additional ownership interest in MCL up to a total of 51% of MCL over a three-year period for approximately $3.6 million.  GHL has the option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions. GHL and MCL also entered into a management agreement, which provides that GHL will manage the operations at MCL’s hotel and international entertainment and gaming club in exchange for receiving a portion of MCL’s net profit. The Company accounts for GHL’s interest in MCL as an equity investment. The Company excluded the presentation of MCL’s financial information after it determined that it is not significant compared to the Company’s consolidated results. The maximum exposure to losses at June 30, 2018, based on the value of the equity investment and purchase commitment in MCL was $3.6 million. The Company’s exposure based on its ownership interest in GHL was $1.8 million.

4.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of June 30, 2018 include the operations at CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been no indications of impairment at CRA, CDR, CSA or CPL since the Company’s last annual analysis that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance – December 31, 2017	$3,919	$151	$3,747	$7,345	$15,162
Effect of foreign currency translation	(186)	(7)	(177)	(507)	(877)
Balance -- June 30, 2018	$3,733	$144	$3,570	$6,838	$14,285

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – December 31, 2017	$108	$1,751	$1,859
Effect of foreign currency translation	—	(121)	(121)
Balance -- June 30, 2018	$108	$1,630	$1,738

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

Casino Licenses

Casino licenses consist of the following:

	June 30,	December 31,
Amounts in thousands	2018	2017
Finite-lived
Casino licenses	$2,515	$2,992
Less: accumulated amortization	(476)	(1,434)
Total finite-lived casino licenses, net	2,039	1,558
Infinite-lived
Casino licenses	12,896	13,507
Total infinite-lived casino licenses	12,896	13,507
Casino licenses, net	$14,935	$15,065

Poland

As of June 30, 2018,  Casinos Poland had seven casino licenses, each with an original term of six years, which are finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2017	$1,558
New casino licenses	765
Amortization	(190)
Effect of foreign currency translation	(94)
Balance -- June 30, 2018	$2,039

As of June 30, 2018, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2018	$210
2019	381
2020	367
2021	367
2022	352
Thereafter	362
$2,039

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the current CPL casino licenses expire is 4.1 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license. During the second quarter of 2018, CPL was awarded casino licenses in Krakow and Lodz, which had expired in early 2018. The casino in Wroclaw opened in April 2018, the casino in Katowice opened in May 2018, the casino in Krakow reopened in July 2018 and CPL anticipates that the casino in Lodz will reopen in August 2018. In addition, in July 2018, CPL was awarded another casino license at the Marriott Hotel in Warsaw. The Company anticipates that this casino will open in January 2019.  The Company was not awarded the licenses in Poznan and Plock, which expired and were fully amortized. No impairment charges related to the loss of the license tenders was recorded relating to the licenses.

Canada and Corporate and Other

The licenses at CDR, CSA and CCB are infinite-lived intangible assets that are not amortized. CDR holds licenses from the AGLC and HRA. CSA holds a license from the AGLC. CCB holds licenses from the Great Britain Gambling Commission. No impairment charges related to the licenses have been recorded. Changes in the carrying amount of the licenses are as follows:

	Canada		Corporate and Other
Amounts in thousands	Century Downs	Century Casino St. Albert	Century Casino Bath
Balance – December 31, 2017	$2,536	$9,744	$1,227
Effect of foreign currency translation	(120)	(461)	(30)
Balance -- June 30, 2018	$2,416	$9,283	$1,197

5.PROMOTIONAL ALLOWANCES

Hotel accommodations and food and beverage furnished without charge and coupons and downloadable credits provided to customers to entice play are considered marketing incentives to induce play and are presented as a reduction to gaming revenue at the retail value on the date of redemption. The costs of providing promotional allowances were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2018	2017	2018	2017
Hotel	$12	$13	$26	$25
Food and beverage	296	271	564	538
	$308	$284	$590	$563

See Note 2 for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The value of the points is offset against the revenue in the period in which the points were earned. The Company records a liability based on the redemption value of the points earned with an estimate for breakage, and records a corresponding reduction in casino revenue. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the outstanding balance of this liability was $0.7 million.

6.  LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2018 and December 31, 2017 consisted of the following:

Amounts in thousands	June 30, 2018		December 31, 2017
Credit agreement - Bank of Montreal	$33,972	4.41%	$38,203	4.19%
Credit facilities - CPL	2,782	3.26%	—	—
Credit agreement - CCB	2,636	2.21%	2,704	4.94%
Financing obligation - CDR land lease	14,806	14.12%	15,541	13.44%
Capital leases	308	6.80%	523	6.89%
Total principal	$54,504	6.94%	$56,971	6.67%
Deferred financing costs	(208)		(258)
Total long-term debt	$54,296		$56,713
Less current portion	(8,371)		(5,697)
Long-term portion	$45,925		$51,016

Credit Agreement - Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with BMO.  In August 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company, through its Canadian subsidiaries, entered into a second amended and restated credit agreement with BMO (the “BMO Credit Agreement”) to finance CSA’s acquisition of 100% of the issued and outstanding shares of several entities that collectively owned and operated the Apex Casino in St. Albert, Edmonton, Canada, as well as the related real property (the “Apex Acquisition”). Under the BMO Credit Agreement, the Company’s borrowing capacity was increased to CAD 69.2 million with an interest rate of BMO’s floating rate plus a margin. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of June 30, 2018, the Company had borrowed CAD 63.9 million, of which the outstanding balance was CAD 44.7 million ($34.0 million based on the exchange rate in effect on June 30, 2018) and the Company had approximately CAD 6.6 million ($5.0 million based on the exchange rate in effect on June 30, 2018) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.3 million based on the exchange rate in effect on June 30, 2018) from Credit Facility E for the interest rate swap agreements discussed below.

The BMO Credit Agreement consists of the following five credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of June 30, 2018, the Company had CAD 1.1 million ($0.8 million based on the exchange rate in effect on June 30, 2018) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of June 30, 2018, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of June 30, 2018, the Company had CAD 5.5 million ($4.2 million based on the exchange rate in effect on June 30, 2018) available for borrowing under Credit Facility C.

4.

Credit Facility D is a CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used CAD 30.0 million to pay for the Apex Acquisition. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of June 30, 2018, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years.  The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below.

Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rates in effect on June 30, 2018 and 2017) were recorded as interest expense in the condensed consolidated statements of earnings for each of the three and six months ended June 30, 2018 and 2017. The shares of the Company’s Canadian subsidiaries that own CRA, CAL and CSA and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio less than 3:1, a fixed charge coverage ratio greater than 1.2:1, maintenance of a  CAD 50.0 million equity balance and a capital expenditure limit of CAD 4.0 million per year. The Company was in compliance with all financial covenants of the BMO Credit Agreement as of June 30, 2018.

The Company has entered into interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the BMO Credit Agreement. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings. As of June 30, 2018, the Company had the following interest rate swap agreements set at a Canadian Dollar Offered Rate (“CDOR”):

•	Notional amount of CAD 7.2 million ($5.5 million based on the exchange rate in effect on June 30, 2018) with a rate of 4.17% expiring in August 2019;
•	Notional amount of CAD 7.2 million ($5.5 million based on the exchange rate in effect on June 30, 2018) with a rate of 4.14% expiring in August 2019; and
•	Notional amount of CAD 12.4 million ($9.4 million based on the exchange rate in effect on June 30, 2018) with a rate of 4.33% expiring in December 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were $0.1 million for each of the six months ended June 30, 2018 and 2017. These costs are included in interest expense in the condensed consolidated statements of earnings.

On May 4, 2018, the Company was approved to increase the borrowing capacity on the BMO Credit Agreement, under which a new credit facility for CAD 35.0 million ($26.6 million based on the exchange rate in effect on June 30, 2018) will be added to the current credit facilities to provide additional funding for the Century Mile project. The Company expects the amended credit agreement with BMO to be finalized in the third quarter of 2018.

Casinos Poland

As of June 30, 2018, CPL had a short-term line of credit with Alior Bank (formerly BPH Bank) used to finance current operations. The line of credit bears an interest rate of one-month WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility terminates on March 20, 2019. As of June 30, 2018, the credit facility had an outstanding balance of PLN 6.3 million ($1.7 million based on the exchange rate in effect on June 30, 2018), Alior Bank had secured bank guarantees of PLN 3.8 million ($1.0 million based on the exchange rate in effect on June 30, 2018) and approximately PLN 2.9 million ($0.8 million based on the exchange rate in effect on June 30, 2018) was available for borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of June 30, 2018.

As of June 30, 2018, CPL also had a short-term line of credit with mBank used to finance current operations that was entered into on April 9, 2018. The line of credit bears an interest rate of overnight WIBOR plus 1.40% with a borrowing capacity of PLN 5.0 million. The credit facility terminates on March 28, 2019. As of June 30, 2018, the credit facility had an outstanding balance of PLN 4.1 million ($1.1 million based on the exchange rate in effect on June 30, 2018) and approximately PLN 0.9 million ($0.2 million based on the exchange rate in effect on June 30, 2018) was available for borrowing as of June 30, 2018. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios.

In addition, under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.3 million based on the exchange rate in effect on June 30, 2018). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on June 30, 2018) with mBank that terminates on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.4 million ($0.1 million based on the exchange rate in effect on June 30, 2018) in deposits for this purpose as of June 30, 2018. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Casinos Bath

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit Bank Austria AG. The loan matures in September 2023 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.625%. Proceeds from the loan were used for construction and fitting out of CCB. As of June 30, 2018, the amount outstanding on the loan was GBP 2.0 million ($2.6 million based on the exchange rate in effect on June 30, 2018). CCB has no further borrowing availability under the loan agreement. Repayment of the loan will begin in December 2018. The loan is guaranteed by a $0.6 million cash guarantee by CRM. The amount of this guarantee is included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of June 30, 2018, the outstanding balance on the financing obligation was CAD 19.5 million ($14.8 million based on the exchange rate in effect on June 30, 2018).

Capital Lease Agreements

As of June 30, 2018, the Company had the following capital leases:

•	CRA had two capital lease agreements for surveillance and general equipment with an outstanding balance of CAD 0.1 million ($0.1 million based on the exchange rate in effect on June 30, 2018);
•	CAL had two capital lease agreements for general equipment with an outstanding balance of CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2018);
•	CDR had four capital lease agreements for racing-related equipment with an outstanding balance of CAD 0.1 million ($0.1 million based on the exchange rate in effect on June 30, 2018);
•	CSA had a capital lease agreement for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2018); and
•	the Century Mile project had a capital lease agreement for trailers with an outstanding balance of CAD 0.1 million ($0.1 million based on the exchange rate in effect on June 30, 2018).

As of June 30, 2018, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland Credit Facilities	Century Casino Bath Credit Agreement	Century Downs Land Lease	Capital Leases	Total
2018	$2,571	$2,782	$132	$—	$113	$5,598
2019	16,023	—	527	—	127	16,677
2020	2,278	—	527	—	49	2,854
2021	13,100	—	527	—	18	13,645
2022	—	—	527	—	1	528
Thereafter	—	—	396	14,806	—	15,202
Total	$33,972	$2,782	$2,636	$14,806	$308	$54,504

There is no set repayment schedule for the CPL credit facilities, and the Company classifies them as short-term debt due to the nature of the agreements.

7.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013.  The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through June 30, 2018, CPL has paid PLN 14.3 million ($4.2 million) related to these audits.  In April 2018, a Polish appeals court issued a verbal decision on the 2009 tax audit, ruling in favor of the Polish IRS. The Company previously paid the amount owed related to this audit. In May 2018, the Polish IRS issued an official decision on the 2012 and 2013 tax audits. As a result of this decision, CPL paid PLN 4.9 million ($1.3 million) in May 2018 related to the 2012 and 2013 tax audits and has filed an appeal of the decision.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of June 30, 2018 is PLN 1.7 million ($0.5 million based on the exchange rate in effect on June 30, 2018). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of June 30, 2018 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of June 30, 2018.  Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of June 30, 2018.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In October 2016, the Company filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. The Company is seeking to collect amounts owed to the Company by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which the Company acquired the additional 33.3% interest in CPL. In June 2017, the arbitrator awarded the Company PLN 1.2 million ($0.3 million based on the exchange rate in effect on June 30, 2018)  related to its claim, which LOT Polish Airlines paid, plus accrued interest, in July 2018.

8.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the six months ended June 30, 2018, the Company recognized an income tax expense of $1.0 million on pre-tax income of $2.4 million, representing an effective income tax rate of 41.2% compared to an income tax expense of $1.9 million on pre-tax income of $6.8 million, representing an effective income tax rate of 27.2% for the same period in 2017.

A number of items caused the reported income tax expense for the six months ended June 30, 2018 to exceed the U.S. federal statutory income tax rate of 21%. During the first quarter of 2018, CRM received an intercompany dividend, which increased income tax expense by $0.3 million for the six months ended June 30, 2018 and caused a 12% increase to the current period’s effective income tax rate. The Company’s effective tax rate also is higher than the U.S. federal statutory income tax rate because there is a 27% statutory tax rate in Canada where the Company earns a significant portion of its income. In addition, nondeductible stock compensation expense in the United States and certain nondeductible business expenses in Poland contribute to the increased effective income tax rate as compared to the U.S. federal statutory income tax rate.

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

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2018	2017	2018	2017
Weighted average common shares, basic	29,376	24,466	29,369	24,460
Dilutive effect of stock options	598	496	615	451
Weighted average common shares, diluted	29,974	24,962	29,984	24,911

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2018	2017	2018	2017
Stock options	79	35	40	35

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset (1)	$—	$268	$—	$—	$275	$—

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2018.

Long-Term Debt – The carrying value of the BMO Credit Agreement approximates fair value based on the variable interest paid on the obligations. The carrying value of the CPL credit facilities approximates fair value based on the short term nature of the facilities and the variable interest paid on the Alior Bank facility. The carrying value of the CCB loan agreement approximates fair value based on the variable interest paid on the obligation. The estimated fair values of the outstanding balances under the BMO Credit Agreement, CPL credit facilities and CCB loan agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The fair values of the Company’s capital lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The fair value of the CDR land lease was CAD 28.6 million ($21.7 million based on the exchange rate in effect on June 30, 2018) as of June 30, 2018. The estimated fair values of the outstanding balances related to the Company’s capital lease obligations and the CDR land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

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

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statement of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
		For the three months		For the six months
Derivatives not designated as	Income Statement	ended June 30,		ended June 30,
ASC 815 hedges	Classification	2018	2017	2018	2017
Interest Rate Swaps	Interest Expense	$231	$172	$453	$381

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of June 30, 2018			As of December 31, 2017
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)
Derivative assets:
Interest rate swaps - current	Other current assets	$108	$—	$108	$77	$—	$77
Interest rate swaps - non-current	Deposits and other	160	—	160	198	—	198
Total derivative assets		$268	$—	$268	$275	$—	$275

11.SEGMENT INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. Operating segments are aggregated within reportable segments based on their similar characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company added Century Mile Racetrack and Casino to its operating segments based on the characteristics that the property will have once operational. The Company’s operations related to Century Casino Bath, its concession, management and consulting agreements; and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. The Company concluded that CCB did not meet the materiality threshold to create a separate reportable segment as of June 30, 2018. The Company will continue to evaluate CCB for this purpose. All intercompany transactions are eliminated in consolidation.

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
Canada	Century Casino St. Albert
Canada	Century Mile Racetrack and Casino
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Century Casino Bath
Corporate and Other	Corporate Other

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

The following tables provide information regarding the Company’s segments:

	For the three months ended June 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$15,331	$8,476	$14,567	$1,274	$39,648

Earnings (loss) before income taxes	$2,830	$1,548	$(1,375)	$(2,892)	$111

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,947	$1,151	$(776)	$(2,005)	$317
Interest expense (income), net	1,020	—	36	19	1,075
Income taxes (benefit)	684	397	(210)	(857)	14
Depreciation and amortization	798	546	673	153	2,170
Net earnings (loss) attributable to non-controlling interests	199	—	(389)	(30)	(220)
Non-cash stock-based compensation	—	—	—	232	232
Gain on foreign currency transactions and cost recovery income	(65)	—	(12)	(113)	(190)
Loss (Gain) on disposition of fixed assets	1	(3)	831	—	829
Pre-opening expenses	408	—	—	26	434
Adjusted EBITDA	$4,992	$2,091	$153	$(2,575)	$4,661

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s CCB and cruise ship operations.

	For the three months ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$14,040	$7,943	$14,287	$1,060	$37,330

Earnings (loss) before income taxes	$2,767	$1,346	$851	$(1,930)	$3,034

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,823	$836	$435	$(1,292)	$1,802
Interest expense (income), net	867	—	29	(8)	888
Income taxes (benefit)	794	510	198	(638)	864
Depreciation and amortization	845	618	472	83	2,018
Net earnings attributable to non-controlling interests	150	—	218	—	368
Non-cash stock-based compensation	—	—	—	126	126
Loss (gain) on foreign currency transactions and cost recovery income	13	—	(244)	(50)	(281)
Loss on disposition of fixed assets	10	—	241	—	251
Acquisition costs	—	—	—	151	151
Pre-opening expenses	—	—	225	—	225
Adjusted EBITDA	$4,502	$1,964	$1,574	$(1,628)	$6,412

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the six months ended June 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$30,004	$16,183	$31,949	$2,134	$80,270

Earnings (loss) before income taxes	$5,519	$2,724	$(258)	$(5,574)	$2,411

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,972	$2,025	$(246)	$(4,507)	$1,244
Interest expense (income), net	1,959	—	110	18	2,087
Income taxes (benefit)	1,219	699	112	(1,037)	993
Depreciation and amortization	1,670	1,086	1,322	245	4,323
Net earnings (loss) attributable to non-controlling interests	328	—	(124)	(30)	174
Non-cash stock-based compensation	—	—	—	347	347
(Gain) loss on foreign currency transactions and cost recovery income	(138)	—	(181)	70	(249)
Loss on disposition of fixed assets	3	1	858	1	863
Pre-opening expenses	689	—	405	350	1,444
Adjusted EBITDA	$9,702	$3,811	$2,256	$(4,543)	$11,226

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s CCB and cruise ship operations.

	For the six months ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$27,202	$15,443	$28,833	$2,251	$73,729

Earnings (loss) before income taxes	$4,878	$2,504	$2,890	$(3,443)	$6,829

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,306	$1,553	$1,518	$(2,415)	$3,962
Interest expense (income), net	1,785	—	16	(12)	1,789
Income taxes (benefit)	1,324	951	612	(1,028)	1,859
Depreciation and amortization	1,648	1,228	1,044	183	4,103
Net earnings attributable to non-controlling interests	248	—	760	—	1,008
Non-cash stock-based compensation	—	—	—	235	235
Loss (gain) on foreign currency transactions and cost recovery income	31	—	(464)	(52)	(485)
Loss on disposition of fixed assets	11	—	241	3	255
Acquisition costs	28	—	—	152	180
Pre-opening expenses	—	—	225	—	225
Adjusted EBITDA	$8,381	$3,732	$3,952	$(2,934)	$13,131

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

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

We view each property as a separate operating segment and aggregate all such properties into three reportable segments based on the geographical locations in which our casinos operate: Canada, United States and Poland. We have additional business activities including our casino in Bath, England; concession, management and consulting agreements; and certain other corporate and management operations that we report as Corporate and Other.

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
Canada	Century Casino St. Albert
Canada	Century Mile Racetrack and Casino
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Century Casino Bath
Corporate and Other	Corporate Other

The following operating segments are owned, operated and managed by us through wholly-owned subsidiaries:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada;
•	The Century Casino St. Albert in Edmonton, Alberta, Canada;
•	The Century Casino Calgary, Alberta, Canada;
•	The Century Casino & Hotel in Central City, Colorado;
•	The Century Casino & Hotel in Cripple Creek, Colorado; and
•	The Century Casino Bath in Bath, England

The casino at CCB opened in May 2018 with 56 slot and electronic roulette machines and 13 table games.

We have controlling financial interests through our subsidiary CRM in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of June 30, 2018, owned licenses for seven casinos throughout Poland,  five of which were operating. CPL was awarded a license for an eighth casino in July 2018. As of June 30, 2018, CPL operated a total of 305 slot machines and 87 tables. The following table summarizes the Polish cities in which CPL operated casinos as of June 30, 2018.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2022	70	27
Warsaw	Hilton Hotel	April 2019	70	24
Bielsko-Biala	Hotel President	October 2023	35	5
Katowice	Park Inn by Radisson	October 2023	60	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	17

Casino licenses are granted for six years. When a casino license expires, the Polish Minister of Finance notifies the public of its availability, and interested parties can submit an application for the casino license. Following approval of a casino license by the Minister of Finance, there is a period in which applicants can appeal the decision. In October 2017, we were awarded casino licenses expiring in 2023 for the Polish cities of Katowice and Wroclaw. The Wroclaw casino opened in April 2018 and the Katowice casino opened in May 2018. In June 2018, we were awarded casino licenses expiring in 2024 for the Polish cities of Krakow and Lodz. The Krakow casino reopened in July 2018 with 60 slot machines and 7 table games, and the Lodz casino is expected to open in August 2018 with 60 slot machines and 7 table games. In addition to these licenses, in July 2018 we were awarded a third casino license in Warsaw (our second license at the Marriott Hotel). We expect to open this casino in January 2019. CPL was not awarded new licenses for the casinos in Plock and Poznan, which closed in February 2018 and April 2018, respectively.

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of June 30, 2018, we operated  13 ship-based casinos through concession agreements with four cruise ship owners.  The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of June 30, 2018.

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

•

On April 25, 2018, our subsidiary, CRM, purchased a 51% ownership interest in GHL. The remaining 49% of GHL is owned by unaffiliated shareholders and is reported as a non-controlling financial interest. GHL entered into an agreement with MCL and its owners, pursuant to which GHL purchased an initial 6.36% ownership interest in MCL for a total consideration of $0.4 million and agreed to purchase an additional ownership interest in MCL up to a total of 51% of MCL over a three-year period for approximately $3.6 million. GHL has the option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions.

MCL is the owner of a small hotel and international entertainment and gaming club in the Cao Bang province of Vietnam that is 300 feet from the Vietnamese – Chinese border station. The hotel offers 30 rooms, and the international entertainment and gaming club currently offers seven electronic table games for non-Vietnamese passport holders under a provincial investment certificate that allows for up to 26 electronic table games. Under the agreement, the parties agreed to use certain funds for the renovation and expansion of the facility.  GHL and MCL also entered into a management agreement, which provides that GHL will manage the operations at the hotel and international entertainment and gaming club in exchange for receiving a portion of MCL’s net profit. The Company will account for GHL’s interest in MCL as an equity investment. GHL is included in the Corporate and Other reportable segment. See Note 3 for additional information related to GHL and MCL.

Additional Projects Under Development

In September 2016, we were selected by HRA as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile Racetrack and Casino. In March 2017, we received approval for the Century Mile project from the AGLC. Century Mile will be a one-mile horse racetrack and a multi-level REC. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. We began construction on the Century Mile project in July 2017. We estimate this project will cost approximately CAD 60.0 million ($45.6 million based on the exchange rate in effect as of June 30, 2018) and that it will be completed in early 2019. We will finance the project with $25.0 million of the $34.4 million received from the common stock offering we completed in November 2017, of which $14.1 million has been used as of June 30, 2018. The balance of the Century Mile project will be financed through an increase in our borrowing capacity under the BMO Credit Agreement or with available cash. On May 4, 2018, we were approved to increase the borrowing capacity on our BMO Credit Agreement by CAD 35.0 million ($26.6 million based on the exchange rate in effect on June 30, 2018) for the Century Mile project. We expect the amended BMO Credit Agreement to be finalized in the third quarter of 2018.

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

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2018	2017	% Change	2018	2017	% Change
Canadian dollar (CAD)	1.2912	1.3451	4.0%	1.2778	1.3343	4.2%
Euros (EUR)	0.8393	0.9096	7.7%	0.8264	0.9240	10.6%
Polish zloty (PLN)	3.5769	3.8354	6.7%	3.4881	3.9459	11.6%
British pound (GBP)	0.7353	0.7822	6.0%	0.7270	0.7947	8.5%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2018	2017	Change	Change	2018	2017	Change	Change
Gaming Revenue	$32,605	$33,412	$(807)	(2.4%)	$66,612	$65,900	$712	1.1%
Hotel Revenue	505	494	11	2.2%	959	932	27	2.9%
Food and Beverage Revenue	3,781	3,413	368	10.8%	7,340	6,754	586	8.7%
Other Revenue	2,757	2,582	175	6.8%	5,359	5,156	203	3.9%
Total Operating Revenue	39,648	39,901	(253)	(0.6%)	80,270	78,742	1,528	1.9%
Less Promotional Allowances (1)	—	(2,571)	(2,571)	(100.0%)	—	(5,013)	(5,013)	(100.0%)
Net Operating Revenue	39,648	37,330	2,318	6.2%	80,270	73,729	6,541	8.9%
Gaming Expenses	(16,435)	(16,056)	379	2.4%	(34,176)	(31,702)	2,474	7.8%
Hotel Expenses	(180)	(154)	26	16.9%	(354)	(297)	57	19.2%
Food and Beverage Expenses	(3,924)	(3,099)	825	26.6%	(7,560)	(6,065)	1,495	24.6%
General and Administrative Expenses	(15,942)	(12,362)	3,580	29.0%	(29,607)	(23,429)	6,178	26.4%
Total Operating Costs and Expenses	(38,651)	(33,689)	4,962	14.7%	(76,020)	(65,596)	10,424	15.9%
Losses from Equity Investment	(1)	—	(1)	(100.0%)	(1)	—	(1)	(100.0%)
Earnings from Operations	996	3,641	(2,645)	(72.6%)	4,249	8,133	(3,884)	(47.8%)
Non-Controlling Interest	220	(368)	(588)	(159.8%)	(174)	(1,008)	(834)	(82.7%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	317	1,802	(1,485)	(82.4%)	1,244	3,962	(2,718)	(68.6%)
Adjusted EBITDA (2)	$4,661	$6,412	$(1,751)	(27.3%)	$11,226	$13,131	$(1,905)	(14.5%)

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.01	$0.07	$(0.06)	(85.7%)	$0.04	$0.16	$(0.12)	(75.0%)
Diluted Earnings Per Share	$0.01	$0.07	$(0.06)	(85.7%)	$0.04	$0.16	$(0.12)	(75.0%)

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

Items impacting comparability of the results include the following:

•

The casino at CCB began operating in May 2018. CCB contributed a total of $0.5 million in net operating revenue and ($0.4) million in net losses for the three months ended June 30, 2018 and $0.5 million in net operating revenue and ($0.8) million in net losses for the six months ended June 30, 2018. CCB is reported in the Corporate and Other reportable segment.

•

The impact from casino closures due to license expirations and delays in license tender awards in Poland impacted quarter over quarter and year over year comparability of results for CPL. See the Poland discussion below for additional information.

Net operating revenue increased by $2.3 million, or 6.2%, and by $6.5 million, or 8.9%, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

•	Canada increased by $1.3 million, or 9.2%, and by $2.8 million, or 10.3%.
•	United States increased by $0.5 million, or 6.7%, and by $0.7 million, or 4.8%.
•	Poland increased by $0.3 million, or 2.0%, and by $3.1 million, or 10.8%.
•	Corporate and Other increased by $0.2 million, or 20.2%, and decreased by ($0.1) million, or (5.2%).

Operating costs and expenses increased by $5.0 million, or 14.7%, and by $10.4 million, or 15.9%, for the three and six months ended June 30, 2018  compared to the three and six months ended June 30, 2017. Following is a breakout of operating costs and expenses by segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

•	Canada increased by $1.2 million, or 11.1%, and by $2.2 million, or 10.5%.
•	United States increased by $0.3 million, or 5.0%, and by $0.5 million, or 4.0%.
•	Poland increased by $2.3 million, or 16.6%, and by $5.9 million, or 22.3%.
•	Corporate and Other increased by $1.2 million, or 39.7%, and by $1.9 million, or 32.3%.

Earnings from operations decreased by ($2.6) million, or (72.6%), and by ($3.9) million, or (47.8%), for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

•	Canada increased by $0.1 million, or 3.8%, and by $0.6 million, or 9.7%.
•	United States increased by $0.2 million, or 15.0%, and by $0.2 million, or 8.8%.
•	Poland decreased by ($2.0) million, or (312.4%), and by ($2.8) million, or (113.5%).
•	Corporate and Other decreased by ($1.0) million, or (50.2%), and by ($2.0) million, or (56.4%).

Net earnings decreased by ($1.5) million, or (82.4%), and by ($2.7) million, or (68.6%), for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the three months ended June 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,947	$1,151	$(776)	$(2,005)	$317
Interest expense (income), net	1,020	—	36	19	1,075
Income taxes (benefit)	684	397	(210)	(857)	14
Depreciation and amortization	798	546	673	153	2,170
Net earnings (loss) attributable to non-controlling interests	199	—	(389)	(30)	(220)
Non-cash stock-based compensation	—	—	—	232	232
Gain on foreign currency transactions and cost recovery income	(65)	—	(12)	(113)	(190)
Loss (Gain) on disposition of fixed assets	1	(3)	831	—	829
Pre-opening expenses	408	—	—	26	434
Adjusted EBITDA	$4,992	$2,091	$153	$(2,575)	$4,661

	For the three months ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,823	$836	$435	$(1,292)	$1,802
Interest expense (income), net	867	—	29	(8)	888
Income taxes (benefit)	794	510	198	(638)	864
Depreciation and amortization	845	618	472	83	2,018
Net earnings attributable to non-controlling interests	150	—	218	—	368
Non-cash stock-based compensation	—	—	—	126	126
Loss (gain) on foreign currency transactions and cost recovery income	13	—	(244)	(50)	(281)
Loss on disposition of fixed assets	10	—	241	—	251
Acquisition costs	—	—	—	151	151
Pre-opening expenses	—	—	225	—	225
Adjusted EBITDA	$4,502	$1,964	$1,574	$(1,628)	$6,412

	For the six months ended June 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$3,972	$2,025	$(246)	$(4,507)	$1,244
Interest expense (income), net	1,959	—	110	18	2,087
Income taxes (benefit)	1,219	699	112	(1,037)	993
Depreciation and amortization	1,670	1,086	1,322	245	4,323
Net earnings (loss) attributable to non-controlling interests	328	—	(124)	(30)	174
Non-cash stock-based compensation	—	—	—	347	347
(Gain) loss on foreign currency transactions and cost recovery income	(138)	—	(181)	70	(249)
Loss on disposition of fixed assets	3	1	858	1	863
Pre-opening expenses	689	—	405	350	1,444
Adjusted EBITDA	$9,702	$3,811	$2,256	$(4,543)	$11,226

	For the six months ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$3,306	$1,553	$1,518	$(2,415)	$3,962
Interest expense (income), net	1,785	—	16	(12)	1,789
Income taxes (benefit)	1,324	951	612	(1,028)	1,859
Depreciation and amortization	1,648	1,228	1,044	183	4,103
Net earnings attributable to non-controlling interests	248	—	760	—	1,008
Non-cash stock-based compensation	—	—	—	235	235
Loss (gain) on foreign currency transactions and cost recovery income	31	—	(464)	(52)	(485)
Loss on disposition of fixed assets	11	—	241	3	255
Acquisition costs	28	—	—	152	180
Pre-opening expenses	—	—	225	—	225
Adjusted EBITDA	$8,381	$3,732	$3,952	$(2,934)	$13,131

Non-GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a Constant Currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believes that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our operating revenue, earnings from operations, net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA. Constant Currency results are calculated by dividing the current quarter or year to date local currency segment results, excluding the local currency impact of foreign currency gains and losses, by the prior year’s average exchange rate for the quarter or year to date and comparing them to actual U.S. dollar results for the prior quarter or year to date. The current and prior year’s average exchange rates for the three and six month periods are presented above. The Constant Currency results are presented below.

	For the three months			For the six months
	ended June 30,			ended June 30,
Amounts in thousands	2018	2017	% Change	2018	2017	% Change
Net operating revenue as reported (GAAP)	$39,648	$37,330	6%	$80,270	$73,729	9%
Foreign currency impact vs. 2017	(1,608)			(5,035)
Net operating revenue constant currency (non-GAAP)	$38,040	$37,330	2%	$75,235	$73,729	2%

Earnings from operations (GAAP)	$996	$3,641	(73%)	$4,249	$8,133	(48%)
Foreign currency impact vs. 2017	(16)			(230)
Earnings from operations constant currency (non-GAAP)	$980	$3,641	(73%)	$4,019	$8,133	(51%)

Net earnings attributable to Century Casinos, Inc. shareholders as reported (GAAP)	$317	$1,802	(82%)	$1,244	$3,962	(69%)
Foreign currency impact vs. 2017	(10)			(61)
Net earnings attributable to Century Casinos, Inc. shareholders constant currency (non-GAAP)	$307	$1,802	(83%)	$1,183	$3,962	(70%)

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

Amounts in thousands	June 30, 2018	June 30, 2017
Total long-term debt, including current portion	$54,296	$54,675
Deferred financing costs	208	310
Total principal	$54,504	$54,985
Less: cash and cash equivalents	$54,435	$38,810
Net Debt	$69	$16,175

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2018	2017	Change	Change	2018	2017	Change	Change
Gaming	$10,105	$9,750	$355	3.6%	$19,852	$18,771	$1,081	5.8%
Hotel	132	134	(2)	(1.5%)	268	271	(3)	(1.1%)
Food and Beverage	2,533	2,328	205	8.8%	5,022	4,675	347	7.4%
Other	2,561	2,104	457	21.7%	4,862	4,037	825	20.4%
Total Operating Revenue	15,331	14,316	1,015	7.1%	30,004	27,754	2,250	8.1%
Less Promotional Allowances (1)	—	(276)	(276)	(100.0%)	—	(552)	(552)	(100.0%)
Net Operating Revenue	15,331	14,040	1,291	9.2%	30,004	27,202	2,802	10.3%
Gaming Expenses	(2,925)	(2,907)	18	0.6%	(5,964)	(5,942)	22	0.4%
Hotel Expenses	(49)	(55)	(6)	(10.9%)	(97)	(99)	(2)	(2.0%)
Food and Beverage Expenses	(2,102)	(1,931)	171	8.9%	(4,167)	(3,802)	365	9.6%
General and Administrative Expenses	(5,672)	(4,655)	1,017	21.8%	(10,766)	(9,017)	1,749	19.4%
Total Operating Costs and Expenses	(11,546)	(10,393)	1,153	11.1%	(22,664)	(20,508)	2,156	10.5%
Earnings from Operations	3,785	3,647	138	3.8%	7,340	6,694	646	9.7%
Non-Controlling Interest	(199)	(150)	49	32.7%	(328)	(248)	80	32.3%
Net Earnings	1,947	1,823	124	6.8%	3,972	3,306	666	20.1%
Adjusted EBITDA	$4,992	$4,502	$490	10.9%	$9,702	$8,381	$1,321	15.8%

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

Three Months Ended June 30, 2018 and 2017

The following discussion highlights results for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Results in U.S. dollars were impacted by a 4.0% exchange rate increase in the average rate between the U.S. dollar and the Canadian dollar for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue Highlights

	In CAD		In U.S. dollars
•	At CRA, net operating revenue decreased by (CAD 0.1) million, or (1.2%), due to decreased gaming revenue.	•	At CRA, net operating revenue increased by $0.1 million, or 2.9%.
•	At CSA, net operating revenue remained constant.	•	At CSA, net operating revenue increased by $0.1 million, or 5.4%.
•	At CAL, net operating revenue increased by CAD 0.3 million, or 14.2%, due to increased gaming revenue and increased revenue from the entertainment center.	•	At CAL, net operating revenue increased by $0.3 million, or 19.0%.
•	At CDR, net operating revenue increased by CAD 0.6 million, or 10.8%, due to increased gaming and pari-mutuel revenue.	•	At CDR, net operating revenue increased by $0.7 million, or 15.3%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA, operating expenses remained constant.	•	At CRA, operating expenses increased by $0.1 million, or 3.9%.
•	At CSA, operating expenses increased by CAD 0.1 million, or 4.8%, primarily due to increased payroll costs.	•	At CSA, operating expenses increased by $0.1 million, or 9.3%.
•	At CAL, operating expenses remained constant.	•	At CAL, operating expenses increased by $0.1 million, or 4.6%.
•	At CDR, operating expenses increased by CAD 0.3 million, or 8.1%, due to increased payroll costs and racing-related operating expenses.	•	At CDR, operating expenses increased by $0.4 million, or 12.6%.

Operating expenses related to the Century Mile project were $0.4 million for the three months ended June 30, 2018 related to the land that we are leasing from the Edmonton Airport.

Earnings from operations at CBS, which operates the Southern Alberta pari-mutuel off-track betting network, remained constant for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2018 and 2017

The following discussion highlights results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Results in U.S. dollars were impacted by a 4.2% exchange rate increase in the average rate between the U.S. dollar and the Canadian dollar for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenue Highlights

	In CAD		In U.S. dollars
•	At CRA, net operating revenue remained constant.	•	At CRA, net operating revenue increased by $0.4 million, or 4.0%.
•	At CSA, net operating revenue increased by CAD 0.1 million, or 2.2%, due to increased gaming and food and beverage revenue.	•	At CSA, net operating revenue increased by $0.3 million, or 6.7%.
•	At CAL, net operating revenue increased by CAD 0.6 million, or 12.5%, due to increased gaming revenue and increased revenue from the entertainment center.	•	At CAL, net operating revenue increased by $0.6 million, or 17.6%.
•	At CDR, net operating revenue increased by CAD 1.4 million, or 13.6%, due to increased gaming and pari-mutuel revenue.	•	At CDR, net operating revenue increased by $1.5 million, or 18.5%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA, operating expenses decreased by (CAD 0.2) million, or (1.6%), primarily due to decreased marketing costs.	•	At CRA, operating expenses increased by $0.2 million, or 2.6%.
•	At CSA, operating expenses increased by CAD 0.1 million, or 2.9%, primarily due to increased payroll costs.	•	At CSA, operating expenses increased by $0.2 million, or 7.5%.
•	At CAL, operating expenses increased by CAD 0.1 million, or 2.4%, primarily due to increased general and administrative expenses.	•	At CAL, operating expenses increased by $0.3 million, or 6.9%.
•	At CDR, operating expenses increased by CAD 0.7 million, or 10.0%, due to increased payroll costs and racing-related operating expenses.	•	At CDR, operating expenses increased by $0.8 million, or 14.9%.

Operating expenses related to the Century Mile project were $0.7 million for the six months ended June 30, 2018 related to the land that we are leasing from the Edmonton Airport.

Earnings from operations at CBS, which operates the Southern Alberta pari-mutuel off-track betting network, remained constant for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2018	2017	Change	Change	2018	2017	Change	Change
Gaming	$7,022	$8,587	$(1,565)	(18.2%)	$13,441	$16,787	$(3,346)	(19.9%)
Hotel	373	360	13	3.6%	691	661	30	4.5%
Food and Beverage	985	908	77	8.5%	1,870	1,738	132	7.6%
Other	96	96	—	0.0%	181	173	8	4.6%
Total Operating Revenue	8,476	9,951	(1,475)	(14.8%)	16,183	19,359	(3,176)	(16.4%)
Less Promotional Allowances (1)	—	(2,008)	(2,008)	(100.0%)	—	(3,916)	(3,916)	(100.0%)
Net Operating Revenue	8,476	7,943	533	6.7%	16,183	15,443	740	4.8%
Gaming Expenses	(3,252)	(3,317)	(65)	(2.0%)	(6,281)	(6,481)	(200)	(3.1%)
Hotel Expenses	(131)	(99)	32	32.3%	(257)	(198)	59	29.8%
Food and Beverage Expenses	(1,006)	(687)	319	46.4%	(1,921)	(1,312)	609	46.4%
General and Administrative Expenses	(1,993)	(1,876)	117	6.2%	(3,914)	(3,720)	194	5.2%
Total Operating Costs and Expenses	(6,928)	(6,597)	331	5.0%	(13,459)	(12,939)	520	4.0%
Earnings from Operations	1,548	1,346	202	15.0%	2,724	2,504	220	8.8%
Net Earnings	1,151	836	315	37.7%	2,025	1,553	472	30.4%
Adjusted EBITDA	$2,091	$1,964	$127	6.5%	$3,811	$3,732	$79	2.1%

(1)

See Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

Three Months Ended June 30, 2018 and 2017

The following discussion highlights results for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Market Share Highlights

•

The Central City market increased by 15.4% and CTL’s share of the Central City market was 26.6%  compared to 29.8% for the three months ended June 30, 2017. We attribute the increase in the Central City market and the decrease in our market share to additional marketing promotions done by one of our competitors that recently renovated a casino in Central City.

•

The Cripple Creek market increased by 0.5% and CRC’s share of the Cripple Creek market was 10.4% compared to 9.6% for the three months ended June 30, 2017. We attribute the increase in our market share to successful marketing promotions that we have done to increase new visitors and to increase repeat business by our current customer base.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.2 million, or 4.5%, due to increased gaming revenue.
•	At CRC, net operating revenue increased by $0.3 million, or 10.1%, due to increased gaming revenue.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.3 million, or 6.9%, due to increased gaming-related expenses and payroll costs.
•	At CRC, operating expenses increased by $0.1 million, or 2.0%, due to increased gaming-related expenses.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2018 and 2017

The following discussion highlights results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Market Share Highlights

•

The Central City market increased by 9.6% and CTL’s share of the Central City market was 26.7% compared to 29.3% for the six months ended June 30, 2017. We attribute the increase in the Central City market and the decrease in our market share to additional marketing promotions done by one of our competitors that recently renovated a casino in Central City.

•

The Cripple Creek market increased by 1.9% and CRC’s share of the Cripple Creek market was 10.2% compared to 9.6% for the six months ended June 30, 2017. We attribute the increase in our market share to successful marketing promotions that we have done to increase new visitors and to increase repeat business by our current customer base.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.2 million, or 2.5%, due to increased gaming revenue.
•	At CRC, net operating revenue increased by $0.5 million, or 8.3%, due to increased gaming revenue.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.4 million, or 5.3%, due to increased gaming-related expenses and payroll costs.
•	At CRC, operating expenses increased by $0.1 million, or 2.0%, due to increased gaming-related expenses and payroll costs.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2018	2017	Change	Change	2018	2017	Change	Change
Gaming	$14,369	$14,357	$12	0.1%	$31,442	$28,907	$2,535	8.8%
Food and Beverage	161	177	(16)	(9.0%)	346	341	5	1.5%
Other	37	11	26	236.4%	161	101	60	59.4%
Total Operating Revenue	14,567	14,545	22	0.2%	31,949	29,349	2,600	8.9%
Less Promotional Allowances (1)	—	(258)	(258)	(100.0%)	—	(516)	(516)	(100.0%)
Net Operating Revenue	14,567	14,287	280	2.0%	31,949	28,833	3,116	10.8%
Gaming Expenses	(9,412)	(9,243)	169	1.8%	(20,456)	(18,081)	2,375	13.1%
Food and Beverage Expenses	(625)	(481)	144	29.9%	(1,277)	(951)	326	34.3%
General and Administrative Expenses	(5,208)	(3,455)	1,753	50.7%	(9,223)	(6,315)	2,908	46.0%
Total Operating Costs and Expenses	(15,918)	(13,651)	2,267	16.6%	(32,278)	(26,391)	5,887	22.3%
Earnings from Operations	(1,351)	636	(1,987)	(312.4%)	(329)	2,442	(2,771)	(113.5%)
Non-Controlling Interest	389	(218)	(607)	(278.4%)	124	(760)	(884)	(116.3%)
Net (Loss) Earnings	(776)	435	(1,211)	(278.4%)	(246)	1,518	(1,764)	(116.2%)
Adjusted EBITDA	$153	$1,574	$(1,421)	(90.3%)	$2,256	$3,952	$(1,696)	(42.9%)

(1)

See Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Once a gaming license has expired, any gaming company can apply for a new license for that city. Delays by the Polish government in awarding licenses following their expiration resulted in several casinos closing throughout Poland, lost gaming tax revenue for the government and additional costs and expenses for the casino operators, including CPL. CPL’s results were significantly impacted by the additional costs and expenses associated with the temporary closure of several of CPL’s casinos in Poland. The following is a summary of changes in and comparability of the casinos operated by CPL in 2017 and 2018.

•	The casino at the Marriott Hotel in Warsaw, Poland was operational for the full three and six months ended June 30, 2018 and 2017.
•	The casino at the LIM Center in Warsaw, Poland closed in May 2017. The license was transferred to the Hilton Warsaw Hotel and Convention Centre in Warsaw, Poland.
•	The casino at the Hilton Warsaw Hotel and Convention Centre in Warsaw, Poland opened in June 2017.
•	The casino at the Dwor Kosciuszko Hotel in Krakow, Poland closed in March 2018. CPL was awarded a new license for this city and the casino opened in July 2018.
•	The casino at the Manufaktura Entertainment Complex in Lodz, Poland closed in February 2018. CPL was awarded a new license for this city and plans to open the casino in August 2018.
•

The casino at the Hotel Andersia in Poznan, Poland closed in April 2018. CPL was not awarded a new license for this city and is currently determining the costs of terminating employees who will not relocate.

•

The casino at the Hotel Plock in Plock, Poland closed in February 2018. CPL was not awarded a new license for this city and is currently determining the costs of terminating employees who will not relocate.

•	The casino at the HP Park Plaza Hotel in Wroclaw, Poland closed in June 2017. CPL was awarded a new license for this city and the casino opened in April 2018.
•	The casino at the Altus Building in Katowice, Poland closed in July 2016. CPL was awarded a new license for this city and the casino opened in May 2018.
•	The casino at the Hotel President in Bielsko-Biala, Poland opened in January 2018.

CPL also was awarded a license for a third casino in Warsaw, Poland in July 2018 that it plans to open in the Marriott Hotel in January 2019. This casino will be located on a floor directly above the casino that CPL currently operates in the Marriott Hotel.

Effective April 2017, the Polish gaming laws permit online gaming and slot arcades operated through a state run company. We expect online gaming to begin operating in 2018. The first slot arcades opened in Poland in June 2018. Increased competition could occur and adversely affect our results of operations in the future.

In late 2017, the Polish Parliament enacted a new Polish income tax law requiring casino patron winnings over PLN 2,280 ($609 based on the exchange rate in effect on June 30, 2018) in a single casino visit to be subject to personal income tax on those winnings. This law was repealed effective July 19, 2018.

Three Months Ended June 30, 2018 and 2017

Results in U.S. dollars were impacted by a 6.7% increase in the average exchange rate between the U.S. dollar and Polish zloty for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue Highlights

	In PLN		In U.S. dollars
•	Net operating revenue decreased by (PLN 2.7) million, or (4.9%), due to the impacts described above.	•	Net operating revenue increased by $0.3 million, or 2.0%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•

Operating expenses increased by PLN 4.7 million, or 9.0%, primarily due to PLN 2.7 million in payroll and rental costs related to maintaining staff and space while awaiting license tender decisions. Increased operating expenses also relate to additional payroll costs and general and administrative costs for the operation of the Hilton and Bielsko-Biala casinos for the full second quarter in 2018. Due to the closure of the Plock and Poznan casinos there was an additional expense of PLN 2.0 million related to the disposal of assets at those locations. The increased expenses are offset by decreased gaming related expenses due to the impacts described above.

		•	Operating expenses increased by $2.3 million, or 16.6%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2018 and 2017

Results in U.S. dollars were impacted by an 11.6% increase in the average exchange rate between the U.S. dollar and Polish zloty for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenue Highlights

	In PLN		In U.S. dollars
•	Net operating revenue decreased by (PLN 2.5) million, or (2.2%), due to the impacts described above.	•	Net operating revenue increased by $3.1 million, or 10.8%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•

Operating expenses increased by PLN 8.7 million, or 8.3%, primarily due to PLN 4.1 million in payroll and rental costs related to maintaining staff and space while awaiting license tender decisions. Increased operating expenses also relate to additional payroll costs and general and administrative costs for the operation of the Hilton and Bielsko-Biala casinos for the full six months ended June 30, 2018. Due to the closure of the Plock and Poznan casinos, there was an additional expense of PLN 2.0 million related to the disposal of assets at those locations. The increased expenses are offset by decreased gaming-related expenses due to the impacts described above.

		•	Operating expenses increased by $5.9 million, or 22.3%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above

Corporate and Other
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2018	2017	Change	Change	2018	2017	Change	Change
Gaming	$1,109	$718	$391	54.5%	$1,877	$1,435	$442	30.8%
Food and Beverage	102	—	102	100.0%	102	—	102	100.0%
Other	63	371	(308)	(83.0%)	155	845	(690)	(81.7%)
Total Operating Revenue	1,274	1,089	185	17.0%	2,134	2,280	(146)	(6.4%)
Less Promotional Allowances	—	(29)	(29)	(100.0%)	—	(29)	(29)	(100.0%)
Net Operating Revenue	1,274	1,060	214	20.2%	2,134	2,251	(117)	(5.2%)
Gaming Expenses	(846)	(589)	257	43.6%	(1,475)	(1,198)	277	23.1%
Food and Beverage Expenses	(191)	—	191	100.0%	(195)	—	195	100.0%
General and Administrative Expenses	(3,069)	(2,376)	693	29.2%	(5,704)	(4,377)	1,327	30.3%
Total Operating Costs and Expenses	(4,259)	(3,048)	1,211	39.7%	(7,619)	(5,758)	1,861	32.3%
Losses from Equity Investment	(1)	—	(1)	(100.0%)	(1)	—	(1)	(100.0%)
Losses from Operations	(2,986)	(1,988)	(998)	(50.2%)	(5,486)	(3,507)	(1,979)	(56.4%)
Non-Controlling Interest	30	—	(30)	(100.0%)	30	—	(30)	(100.0%)
Net Loss	(2,005)	(1,292)	(713)	(55.2%)	(4,507)	(2,415)	(2,092)	(86.6%)
Adjusted EBITDA	$(2,575)	$(1,628)	$(947)	(58.2%)	$(4,543)	$(2,934)	$(1,609)	(54.8%)

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

The casino at CCB opened in May 2018.

In April 2018, CRM purchased a 51% ownership interest in GHL. GHL entered into agreements with MCL, the owner of a small hotel and international entertainment and gaming club in the Cao Bang province of Vietnam, under which GHL manages MCL and owns 6.36% of its outstanding shares. We consolidate GHL as a majority-owned subsidiary for which the Company has a controlling financial interest and account for GHL’s interest in MCL as an equity investment. GHL is included in the Corporate Other operating segment.

Three Months Ended June 30, 2018 and 2017

The following discussion highlights results for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other decreased by ($0.3) million, or (30.1%), due to the completion of the consulting agreement with Norwegian in May 2017 and termination of the management agreement we had to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino (the “Aruba Management Agreement”) in November 2017.

•	Net operating revenue for CCB for the three months ended June 30, 2018 was GBP 0.4 million. In U.S. dollars, net operating revenue was $0.5 million.

Operating Expense Highlights

•	Operating expenses for Cruise Ships & Other decreased by ($0.1) million, or (15.7%), due to decreased payroll costs.
•

Operating expenses for CCB for the three months ended June 30, 2018 were GBP 1.1 million. In U.S. dollars, operating expenses were $1.4 million. Prior to the opening of the casino, from April through mid-May 2018,  CCB had operating expenses of GBP 0.3 million, which were $0.4 million in U.S. dollars.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by $0.1 million, or 4.4%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to additional expenses of $0.1 million from GHL.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2018 and 2017

The following discussion highlights results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other decreased by ($0.7) million, or (28.9%), due to the completion of the consulting agreement with Norwegian in May 2017 and termination of the Aruba Management Agreement in November 2017.

•	Net operating revenue for CCB for the six months ended June 30, 2018 was GBP 0.4 million. In U.S. dollars, net operating revenue was $0.5 million.

Operating Expense Highlights

•	Operating expenses for Cruise Ships & Other decreased by ($0.2) million, or (11.3%), due to decreased payroll costs.
•

Operating expenses for CCB for the six months ended June 30, 2018 were GBP 1.3 million. In U.S. dollars, operating expenses were $1.8 million. Prior to the opening of the casino, from January through mid-May 2018, CCB had operating expenses of GBP 0.5 million, which were $0.7 million in U.S. dollars.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by $0.3 million, or 7.2%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to increased payroll costs, increased stock compensation expense and additional expenses of $0.1 million from GHL.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2018	2017	Change	Change	2018	2017	Change	Change
Interest Income	$14	$27	$(13)	(48.1%)	$33	$48	$(15)	(31.3%)
Interest Expense	(1,089)	(915)	174	19.0%	(2,120)	(1,837)	283	15.4%
Gain on Foreign Currency Transactions	190	281	(91)	(32.4%)	249	485	(236)	(48.7%)
Non-Operating (Expense) Income	$(885)	$(607)	$(278)	(45.8%)	$(1,838)	$(1,304)	$(534)	(41.0%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the BMO Credit Agreement, the fair value adjustments for our interest rate swap agreements, our CPL and CCB borrowings, interest expense related to the CDR land lease and our capital lease agreements.  The increased interest expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is due primarily to increased interest expense related to the BMO Credit Agreement and the CDR land lease.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2018, we recognized an income tax expense of $1.0 million on pre-tax income of $2.4 million, representing an effective income tax rate of 41.2%, compared to an income tax expense of $1.9 million on pre-tax income of $6.8 million, representing an effective income tax rate of 27.2% for the same period in 2017. For an analysis of our effective income tax rate compared to the U.S. federal statutory income tax rate, the change in the effective tax rate period over period and the impact of the Tax Act, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

As of June 30, 2018, our total debt under bank borrowings and other agreements net of $0.2 million related to deferred financing costs was $54.3 million, of which $45.9 million was long-term debt and  $8.4 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, the CPL credit facilities, the CCB loan agreement and capital lease agreements. We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 6, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $0.1 million as of June 30, 2018 compared to $16.2 million as of June 30, 2017, primarily due to the increase in cash to $54.4 million at June 30, 2018 from $38.8 million at June 30, 2017 as a result of the $34.3 million of net proceeds that we received from our public offering of common stock in November 2017. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-GAAP Measures – Net Debt” above.

The following table lists the amount of 2018 maturities of our debt:

Amounts in thousands
	Casinos Poland Credit	Century Casino Bath Credit	Century Downs
Bank of Montreal	Facility	Agreement	Land Lease	Capital Leases	Total
$2,571	$2,782	$132	$—	$113	$5,598

Cash Flows

At June 30, 2018, cash, cash equivalents and restricted cash totaled $55.2 million, and we had working capital (current assets minus current liabilities) of $26.0 million compared to cash, cash equivalents and restricted cash of $76.4 million and working capital of $49.9 million at December 31, 2017.  The decrease in cash, cash equivalents and restricted cash from December 31, 2017 is due to $24.3 million used to purchase property and equipment primarily for the Century Mile project and CCB, $0.6 million used for a distribution to non-controlling interest, $0.3 million for CRM’s purchase of its ownership interest in GHL, net of cash acquired, $0.4 million for GHL’s purchase of its ownership interest in MCL and $0.9 million in exchange rate changes, offset by $4.9 million of net cash provided by operating activities, $0.3 million in borrowings net of principal payments and $0.2 million in proceeds from the exercise of stock options.

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2018 and $8.2 million for the six months ended June 30, 2017. The decrease in cash provided by operating activities was primarily due to the $1.3 million payment related to the CPL contingent liability (see Note 7) and increased taxes payable due to the impact of the Tax Act (see Note 8). Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $25.0 million for the six months ended June 30, 2018 consisted of $10.6 million for the Century Mile project; $6.2 million for the Century Casino Bath project; $4.9 million in leasehold improvements at the new casinos in Poland and additional assets for the casinos in Poland; $0.3 million in slot machines for CTL and CRC; $0.1 million in racetrack improvements at CDR,  $2.2 million in other fixed asset additions at our properties, $0.3 million for CRM’s purchase of its ownership interest in GHL, net of cash acquired, and $0.4 million for GHL’s purchase of its ownership interest in MCL,  offset by less than $0.1 million in proceeds from the disposition of assets.

Net cash used in investing activities of $4.7 million for the six months ended June 30, 2017 consisted of $0.1 million for the Palace Hotel renovation project at CRC, which was placed on hold during the first quarter of 2017; $0.1 million to purchase slot machines for CTL and CRC; $0.1 million for the CRA casino renovation; $0.2 million for bowling lane renovations at CAL; $0.3 million for a parking lot and thoroughbred infrastructure at CDR; $0.3 million in leasehold improvements at the Hilton Hotel Warsaw; $0.1 million for the CCB leasehold renovations; $0.4 million for the Century Mile project; $1.5 million in other fixed asset additions at our properties; the $1.5 million payment related to a working capital adjustment for the Apex Acquisition and $0.1 million payment related to the CCB license acquisition, offset by less than $0.1 million in proceeds from the disposition of fixed assets.

Net cash used in financing activities of $0.2 million for the six months ended June 30, 2018 consisted of $0.6 million in distributions to non-controlling interest and less than $0.1 million in deferred financing cost payments, offset by $0.3 million of proceeds from borrowings net of principal repayments on our long-term debt and $0.2 million in proceeds from the exercise of stock options.

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

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the six months ended June 30, 2018. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2018. The repurchase program has no set expiration or termination date.

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

We believe that our cash at June 30, 2018, as supplemented by cash flows from operations,  will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We expect that the primary source of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement and other credit arrangements. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, the construction of Century Mile, an expansion at CRC to provide additional hotel rooms for our existing casino and hotel, and other potential new projects. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

We estimate that the Century Mile project will cost approximately CAD 60.0 million ($45.6 million based on the exchange rate in effect on June 30, 2018). We plan to use up to $25.0 million of the net proceeds from the common stock offering for construction of the Century Mile project, of which we have used $14.1 million as of June 30, 2018. The balance of the Century Mile project will be financed with the BMO Credit Agreement or with available cash. On May 4, 2018, we were approved to increase the borrowing capacity on the BMO Credit Agreement by CAD 35.0 million ($26.6 million based on the exchange rate in effect on June 30, 2018) for the Century Mile project. The debt financing for the Century Mile project will be in the form of a term loan and line of credit with BMO, which we expect to finalize in the third quarter of 2018.

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

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the U.S. through debt or equity issuances.  We estimate that approximately $26.7 million of our total $54.4 million in cash and cash equivalents at June 30, 2018 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2018. There were no repurchases of common stock during the six months ended June 30, 2018.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: August 8, 2018