Form 10-K
period 2018-12-31
CENTURY CASINOS INC /CO/
filed 2019-03-11
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, based upon the closing price of $8.75 for the Common Stock on the Nasdaq Capital Market on that date, was $236,246,448. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 1, 2019, the registrant had 29,439,179  shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

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

This report includes amounts translated into US dollars from certain foreign currencies. For a description of the currency conversion methodology and exchange rates used for certain transactions, see Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Overview of Operations

We view each property as a separate operating segment and, except as described below, aggregate all our properties into three reportable segments based on the geographical locations in which our casinos operate. We have additional business activities, including our Century Casino Bath operations, our concession, management and consulting agreements and certain other corporate and management operations that we report as Corporate and Other. The following are our reportable segments:

•	Canada
•	United States
•	Poland
•	Corporate and Other

Canada

Century Casino & Hotel – Edmonton, Alberta, Canada (“CRA” or “Edmonton”). We opened this wholly-owned casino in November 2006 and the attached hotel in March 2007. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 800 ticket in/ticket out (“TITO”) slot machines, 35 tables (including a 24-hour poker room) and 27 video lottery terminals. In addition, the property has 26 hotel rooms, a 10,700 square foot showroom that can seat approximately 500 customers, a 3,000 square foot showroom that can seat approximately 200 customers, where we host Yuk Yuks Comedy Club comedic performances, two restaurants, three bars, 600 surface parking spaces and a complimentary underground heated parking garage with 300 additional spaces. In January 2019, we opened an off-track betting parlor at this location.

Century Casino St. Albert – Edmonton, Alberta, Canada (“CSA” or “St. Albert”). We acquired this wholly-owned casino in October 2016. St. Albert is located 13 miles from CRA. The casino includes 406 TITO slot machines, 11 tables and 21 video lottery terminals. In addition, the property has a restaurant, a bar, a lounge, a banquet facility and 567 surface parking spaces. In January 2019, we opened an off-track betting parlor at this location.

Century Casino Calgary – Calgary, Alberta, Canada (“CAL” or “Calgary”). We acquired this wholly-owned casino in January 2010. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 492 TITO slot machines, 16 tables, 25 video lottery terminals and a full service off-track betting parlor. In addition, the property has a restaurant, a lounge, a 1,000 square foot showroom that can seat approximately 100 customers, a 30 lane bowling alley and 18 hole miniature golf course that we operate as Century Sports, 465 owned surface parking spaces and 41 leased surface parking spaces neighboring the casino.

Century Downs Racetrack and Casino – Calgary, Alberta, Canada (“CDR” or “Century Downs”). Our subsidiary Century Resorts Management GmbH (“CRM”), formerly Century Casinos Europe GmbH, owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino, which in turn owns and operates a Racing and Entertainment Center (“REC”). The REC, which opened in April 2015, is located 17 miles from CAL and 4.5 miles from the Calgary International Airport. The casino includes 588 TITO slot machines and 10 video lottery terminals. In addition, the property has a 5.5 furlong (0.7 mile) racetrack, a bar, a lounge, a restaurant facility, an off-track betting area, an entertainment area and 700 surface parking spaces. We hold a minimum of 100 racing days per year during the horse racing season from March through November, and we host both standardbred and thoroughbred horse races. CDR is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

Century Bets! Inc. – Calgary, Alberta, Canada (“CBS” or “Century Bets”). Our subsidiary CRM formed Century Bets! Inc. in January 2015 and owns 75% of its outstanding shares. CBS operates the southern Alberta pari-mutuel network consisting of the sourcing of common pool pari-mutuel wagering content for racetracks throughout North America and world-wide. CBS provides pari-mutuel wagering content and live video to 13 off-track betting parlors throughout southern Alberta and has agreements with over 90 racetracks worldwide to broadcast races through the off-track betting network. CBS is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

Century Mile Racetrack and Casino – Edmonton, Alberta, Canada (“CMR” or “Century Mile”). In September 2016, we were selected by Horse Racing Alberta (“HRA”) as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile Racetrack and Casino. In March 2017, we received approval for the Century Mile project from Alberta Gaming, Liquor and Cannabis (“AGLC”). Century Mile will be a one-mile horse racetrack and a multi-level REC. The multi-level REC is expected to have 550 slot machines, 14 video lottery terminals, restaurants, bars, delis, an off-track betting parlor and grandstand. We expect to hold a minimum of 100 racing days per year. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. Century Mile will be approximately 30 miles from both CRA and CSA. We estimate that this project will cost approximately CAD 61.5 million ($45.1 million based on the exchange rate in effect as of December 31, 2018) and the REC will open on April 1, 2019. We financed the project with $25.0 million of the $34.4 million received from the common stock offering we completed in November 2017, of which $24.2 million had been used as of December 31, 2018. The balance of the Century Mile project is being financed through our credit agreement with the Bank of Montreal (“BMO”), which was amended in August 2018 to add additional borrowing capacity of CAD 33.0 million ($24.2 million based on the exchange rate in effect on December 31, 2018), and with available cash.

United States

Century Casino & Hotel – Central City, Colorado (“CTL” or “Central City”). We opened this wholly-owned casino and hotel in July 2006, as part of a joint venture in which we owned a 65% interest. In December 2007, we acquired the remaining 35% interest in the joint venture. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over 2.8 million people. Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. The facility has 491 TITO slot machines, seven tables, 26 hotel rooms, a bar, two restaurants and a 500 space on-site covered parking garage.

Century Casino & Hotel – Cripple Creek, Colorado (“CRC” or “Cripple Creek”). We have owned and operated this wholly-owned casino and hotel since 1996. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 700,000 people. The facility has 437 TITO slot machines, six tables, 21 hotel rooms, two bars, a restaurant and 271 surface parking spaces neighboring the casino.

Poland

Casinos Poland – Poland (“CPL” or “Casinos Poland”). CPL has been in operation since 1989 and is the owner and operator of casinos throughout Poland.  In March 2007, our subsidiary CRM acquired 33.3% of the outstanding shares of Casinos Poland Ltd. In April 2013, CRM increased its ownership interest in CPL to 66.6% and we began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest.

The following table summarizes information about the casinos that CPL operated as of December 31, 2018.

City	Population	Location	License Expiration	Number of Slots	Number of Tables
Warsaw*	1.7 million	Marriott Hotel	September 2022	70	27
Warsaw*	1.7 million	Hilton Hotel	April 2019	70	24
Bielsko-Biala	170,000	Hotel President	October 2023	36	5
Katowice	300,000	Park Inn by Radisson	October 2023	68	14
Wroclaw	630,000	Double Tree Hilton Hotel	November 2023	70	17
Krakow	750,000	Dwor Kosciuszko Hotel	May 2024	61	6
Lodz	750,000	Manufaktura Entertainment Complex	June 2024	49	10

*CPL has received approval from the Poland Minister of Finance to utilize our third Warsaw casino license granted in July 2018 to operate the casino at the Marriott Hotel and to transfer the existing license at the Marriott Hotel, expiring September 2022, to the Hilton Hotel. With this approval, CPL will expand the casino at the Marriott Hotel to encompass two floors and will add six table games to the existing 27 table games. The relocation of the licenses is planned to take place in April 2019. Once the licenses are transferred, the Marriott Hotel’s license will expire in July 2024 and the Hilton Hotel’s license will expire in September 2022.

Casino licenses are granted for six years. Before a casino license expires, the Polish Minister of Finance notifies the public of its availability and interested parties can submit an application for the casino license. Following approval of a casino license by the Minister of Finance, there is a period in which applicants can appeal the decision. In October 2017, we were awarded casino licenses expiring in 2023 for the Polish cities of Katowice and Wroclaw. The Wroclaw casino opened in April 2018 and the Katowice casino opened in May 2018. In June 2018, we were awarded casino licenses expiring in 2024 for the Polish cities of Krakow and Lodz. The Krakow casino reopened in July 2018 and the Lodz casino reopened in August 2018.

Corporate and Other

Cruise Ships. Through concession agreements with TUI Cruises, Windstar Cruises and Diamond Cruise International Co., Ltd. (“Diamond Cruise”), we currently operate 10 ship-based casinos. The following table summarizes information about the ship-based casinos that we operated as of December 31, 2018.

Cruise Line	Ship	Concession Agreement End Date	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 2 (1)	June 2022 (2)	17	1
TUI Cruises	Mein Schiff 3	May 2020	20	1
TUI Cruises	Mein Schiff 4	May 2020	17	1
TUI Cruises	Mein Schiff 5	May 2020	17	1
TUI Cruises	Mein Schiff 6	May 2020	17	1
Windstar Cruises	Wind Surf	April 2019	27	4
Windstar Cruises	Wind Spirit (3)	January 2019	12	2
Windstar Cruises	Star Pride	March 2019	11	2
Windstar Cruises	Star Breeze	April 2019	11	2
Windstar Cruises	Star Legend	May 2019	12	2
Diamond Cruise	Glory Sea	February 2024	28	17

(1)	The ship was renamed the Mein Schiff Herz in January 2019.
(2)	Estimated - The ship is scheduled to be sold to a different cruise line no earlier than the second quarter of 2022.
(3)	The concession agreement on the Wind Spirit ended in January 2019.

Our concession agreements on the Mein Schiff 1, Marella Discovery and Wind Star ships ended in April 2018, October 2018 and November 2018, respectively. We will not renew the concession agreements for the remaining ships with Windstar Cruises that expire in March, April and May 2019 because the cruise line intends to use the casino space for other purposes. As a result, our revenue and associated expenses from ship-based casinos will decrease in 2019.

In March 2015, in connection with a termination agreement with Norwegian Cruise Line Holdings (“Norwegian”), pursuant to which we agreed to the early termination of concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), we entered into a two-year consulting agreement with Norwegian that became effective June 1, 2015. Under the consulting agreement, we provided limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million payable $250,000 per quarter through May 2017.

Century Casino Bath (“CCB”). In June 2017, our subsidiary CRM acquired casino licenses held by Saw Close Casino Ltd. in Bath, England (the “CCB License Acquisition”). The purchase price for the license acquisition was GBP 0.6 million, of which GBP 0.1 million ($0.1 million based on the exchange rate in effect on June 20, 2017) was paid at closing, GBP 0.2 million ($0.3 million based on the exchange rate in effect on December 22, 2017) was paid after the receipt of regulatory and governmental approvals, and GBP 0.3 million ($0.4 million based on the exchange rate in effect on May 8, 2018) was paid after the opening of the casino in May 2018. In addition, we assumed liabilities in the amount of GBP 0.2 million ($0.3 million based on the exchange rate in effect on December 31, 2018)  that are repayable if the casino meets certain performance criteria. CCB is located in the evening leisure district of Bath, serving a metropolitan population of 0.2 million people. The facility has 60 TITO slot and electronic roulette machines, 15 tables, three bars, and a lounge area.

Mendoza Central Entretenimientos S.A. (“MCE”). In October 2014, our subsidiary CRM purchased 7.5% of the shares of MCE for $1.0 million. The shares are reported on our consolidated balance sheet using the cost method of accounting. MCE has an exclusive agreement with the Instituto Provincial de Juegos y Casinos (“IPJC”) to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. MCE leases 600 TITO slot machines to Casino de Mendoza. CRM has appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which we did not exercise. In addition, CRM and MCE have entered into a consulting services agreement pursuant to which CRM provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Minh Chau Ltd. (“MCL”). In April 2018, our subsidiary CRM entered into a Shareholder’s Agreement with Golden Hospitality Ltd. (“GHL”) and GHL’s shareholders, pursuant to which CRM purchased a 51% ownership interest in GHL. The remaining 49% of GHL is owned by unaffiliated shareholders and is reported by us as a non-controlling financial interest. For our ownership interest in GHL, we recognized assets of $0.5 million, including $0.2 million in cash, and assumed liabilities of $0.1 million as of the date of acquisition.

GHL entered into an agreement with MCL and MCL’s owners, pursuant to which GHL purchased an initial 6.36% ownership interest in MCL and agreed to purchase an additional ownership interest of up to a total of 51% of MCL over a three-year period for approximately $3.6 million.  GHL has the option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions. In October 2018, GHL purchased an additional 2.85% ownership interest in MCL for $0.2 million, resulting in a total ownership interest of 9.21%. MCL is the owner of a small hotel and entertainment and gaming club in the Cao Bang province of Vietnam that is 300 feet from the Vietnamese – Chinese border station. The hotel offers 32 rooms, and the entertainment and gaming club currently offers nine electronic table games for non-Vietnamese passport holders under a provincial investment certificate that allows for up to 26 electronic table games. GHL and MCL also entered into a management agreement under which GHL is managing the operations at the hotel and entertainment and gaming club in exchange for receiving a portion of MCL’s net profit.

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

We have additional potential gaming projects and acquisition opportunities that we are currently exploring. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether. For more information on these and other risks related to our business, see Item 1A, “Risk Factors” below.

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

Canada

•

Edmonton – As of December 31, 2018, the Century Casino & Hotel in Edmonton, Canada and Century Casino St. Albert have six competitors (five casinos and one REC) in the Edmonton market. The distance between our properties is approximately 13 miles. We do not believe that our properties compete against one another for customers. The Century Mile project will be located 30 miles from our existing properties. As a result and because the competing REC in the market has closed, we do not anticipate that the opening of Century Mile will increase competition in the Edmonton market.

▪

Century Casino & Hotel in Edmonton – This property is one of two casinos in Edmonton that have both a hotel and showrooms. The property’s showrooms allow us to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. In addition, the property is the only casino in the Edmonton market to offer a heated and complimentary parking garage. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and as a provider of a sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately five miles away.

▪

Century Casino St. Albert –This property is located in St. Albert, the second largest city in the Edmonton capital region. The closest competitor is located approximately five miles away. Our main marketing focus is our distinct casino branding, the players’ club program and promotions made through various marketing channels such as print, mail and social media. The property positions itself as a fine entertainment venue with a restaurant, a small concert and event venue and a well-appointed gaming floor.

▪

Century Mile Racetrack and Casino – This property is also located in Edmonton and will be the only REC in the Edmonton area. We plan to market the casino using numerous forms of media, concentrating on marketing the casino floor, the players’ club and the racetrack. Unique to this property will be an 8.0 furlong (1.0 mile) horse racetrack. This property is located on Edmonton International Airport land, just south of Edmonton with the closest competition 17 miles away.

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

▪

Century Casino Calgary – Unique to this property is a 30 lane bowling alley, an 18 hole miniature golf course, an amusement arcade, a lounge and a showroom. Using numerous forms of media, such as print, radio, mail and social media, we concentrate our marketing on the casino floor, the players’ club and the Century Sports bowling and miniature golf entertainment center. This property is located in an industrial area approximately three miles from downtown Calgary with the closest competition located three blocks away.

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

•

Century Bets – Century Bets is the exclusive operator of the southern Alberta pari-mutuel network. In addition to permitting customers to place wagers at off-track betting locations, the network offers advance deposit wagering for online wagering.

•

Loyalty Program – The AGLC is in the process of implementing an Alberta-wide casino loyalty program that it is branding as Winner’s Edge. Players that sign up for the program can earn points that can be redeemed for free play, take part in monthly contests and receive discounts on food in casino restaurants. We will offer Winner’s Edge in addition to our own loyalty program. CMR will introduce Winner’s Edge in April 2019 and will be the first casino in a metropolitan area in Alberta to do so. Winner’s Edge will be introduced at our other locations in Alberta during the second and third quarters of 2019 and will be available throughout the market by the end of 2019.

•

Online gaming – An online gaming website is being launched by the AGLC that is expected to compete with unregulated online gaming websites that are currently available to Alberta residents. This online gaming website is expected to begin operating in 2020 and may compete with our casinos and RECs in Alberta.

United States

Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2018, there were 12 active casino licensees operating in Cripple Creek, 6 active casino licensees operating in Central City and 15 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes”, which restricts any single wager to a current maximum of one hundred dollars.

The cities of Central City and Black Hawk are adjoining small mountain tourist towns, located approximately one mile apart. Central City and Black Hawk compete with one another for market share, and we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 56% of the total gaming devices in Colorado in 2018 and approximately 75% of total gaming revenue in Colorado in 2018.

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

Poland

There are 52 casino licenses available throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, CPL’s marketing has focused on advertising the entertainment possibilities at each casino, such as concerts and parties. CPL also relies on the locations of its casinos, which are primarily in hotels in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, four other casinos in the Warsaw district compete with our two casinos operating in Warsaw. The Polish Minister of Finance does not disclose individual casino data. Changes to the Polish gaming law that went into effect in April 2017 legalize online gaming and reintroduce slot arcades through a state-run company. Slot arcades began operating in June 2018 and online gaming began in December 2018. We have not experienced a negative impact to our results of operations in Poland from slot arcades or online gaming; however, the increased competition from slot arcades that are located in the cities in which our casinos are located as well as online gaming could occur and adversely affect our results of operations in the future.

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

•

Bath, England – CCB currently is the only casino in the city of Bath. No additional casino licenses can be created in, or moved to, Bath without new legislation by the British Parliament. The casino is located in a new development in the center of Bath’s evening leisure district adjoining the Komedia Club and opposite the Theatre Royal. In addition to the casino, the leisure district includes a new 4-star boutique hotel with 147 rooms and two ground floor restaurants. The closest competition is three casinos located in Bristol, 13 miles away.

•

Minh Chau – The Minh Chau casino is located in the city of Ta Lung, in northeast Vietnam, 300 feet from the Vietnamese-Chinese border station. Under Vietnamese law, the casino may cater only to non-Vietnamese customers and the casino is open between 7 a.m. and 4 p.m., corresponding to the hours of the border station. No advertising of the casino is allowed in China and the casino relies on word of mouth for promotions. The closest competition is located 65 miles away in the Lang Son, Vietnam area.

Seasonality

Canada – Our Edmonton and Calgary casinos in Alberta, Canada attract more customers from September through April. During the remainder of the year, the casinos attract fewer customers because we compete with outdoor activities. Century Downs also attracts additional customers during the racing season from March through November. Our off-track betting parlors attract more customers during the peak racing season from May through August.

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

Corporate and Other

•

Cruise Ships – Our business onboard cruise ships typically is not impacted by seasonality because the cruise ships generally operate year round. Our revenue from these operations fluctuates significantly with the volume and quality of the players onboard the ships. In addition, the cruise ships on which we conduct operations may be out of service from time to time for maintenance or based on the operating schedule of the cruise line, which may impact revenue from our cruise ship casinos.

•	Argentina – The Mendoza market has a slight seasonal increase from January through March due to increased tourism.

•	Bath, England – Bath attracts tourists year-round with more visitors in the summer months as well as in late November through early December due to its Christmas market.

•	Minh Chau – The Vietnamese market typically is not impacted by seasonality.

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

The AGLC requires all gaming operations to be licensed but only allows a certain number of licenses to be granted. All available licenses have currently been granted and the AGLC has an indefinite moratorium on new casinos and RECs. If the AGLC increases the number of licenses available in the future, applicants for a gaming license must submit an application and run through a detailed approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. In September 2018, the AGLC extended the renewal period for our four casinos in Alberta with the next renewals scheduled for 2019 for all properties. Our licenses are renewable every five years at Edmonton and Calgary and every two years at Century Downs and St. Albert. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed. The failure or inability of our casinos, or the failure or inability of others associated with these casinos, to maintain necessary gaming licenses or approvals for our casinos would have a material adverse effect on our operations.

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

The AGLC provides casinos with slot machines, slot technicians and personnel to administer table game counts. In return, casino licensees provide the AGLC with a place to operate slot machines, market the casinos, and provide table game dealers, slot attendants, security and surveillance. Casino licensees do not incur lease expenditures to the AGLC. In lieu of these lease expenses and other expenses associated with operating slot machines (i.e. equipment and personnel), casino licensees retain only a portion of net sales. Net sales, as defined by the AGLC, are calculated as cash played, less cash won, less the cost to lease the equipment, if applicable. At our Edmonton, St. Albert and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which it allocates 15% to charities designated by the AGLC and 70% to the Alberta Lottery Fund. At Century Downs, the AGLC retains 45% of slot machine net sales, which are allocated to the Alberta Lottery Fund. For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC, with the exception of St. Albert, from which we allocate 35% of our net win to a charity designated by the AGLC. For poker and craps, we are required to allocate 25% of our net win to the charity. We record our revenue net of the amounts retained by the AGLC or allocated to the AGLC-designated charity or the Alberta Lottery Fund.

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

The HRA’s portion of slot machine net sales retained from Century Downs, which is currently 11.25%, is used to fund animal welfare programs, purses, breed improvement programs, marketing, and administration and backstretch programs. For off-track betting and live racing wagers, CBS and CDR retain approximately 21.5% of each bet, from which they will distribute 5.4% to the HRA, 0.8% to the Canadian Pari-Mutuel Agency and use the remainder to pay expenses related to the conduct of pari-mutuel wagering.

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

Poland

Gaming in Poland is governed by the Minister of Finance, who operates in accordance with Polish gaming law and has the authority to grant casino licenses. Polish gaming law was enacted in 1992. Key items included in Polish gaming law include the following requirements:

•	Slot arcades and online gaming are operated through a state-run company;
•	A maximum of 70 slot machines are allowed per casino;
•	Licenses are not renewable, and licensees must reapply for a license once their current six-year license has expired;
•	The gaming tax rate assessed on gross gaming revenue is 50%; and
•	Poker cash games are prohibited in Poland, except for authorized poker tournaments.

Casino licenses in Poland are limited to 52 and are subject to regional limitations. Before a casino license expires, the Minister of Finance notifies the public of its availability, and those interested can submit an application for the casino license. Applicants for a gaming license must complete a detailed approval process. Following approval from the Minister of Finance, there is a period in which applicants can appeal the decision. Once the license is awarded, the applicant may operate the casino for six years. The Minister of Finance monitors the casino operator and its compliance with all requirements. In the event of a violation, the Minister of Finance can assess charges and, in certain cases, withdraw casino licenses.

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

•	Vietnam – Gaming in Vietnam is governed by the Socialist Republic of Vietnam through the Decree on Casino Business.

Under the Decree on Casino Business, casino operators must conduct their operations with transparency, objectiveness and honesty. Operators are required to have a certificate of eligibility to run a casino in Vietnam. Minh Chau’s certificate is valid through 2053. The casino is issued a certificate stating the number of slot and/or table games that it is allowed to operate. A casino operator may increase that number with approval from the Prime Minister and additional investment into the casino.

Gambling within casinos is banned for Vietnamese citizens, and only foreign tourists can gamble in casinos located within the country. In 2018, a three-year pilot program was commenced to allow Vietnamese citizens to gamble within specified casinos within the country. Minh Chau is not one of the casinos that was named to participate in this pilot program.

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

Employees

As of December 31, 2018, we had approximately 1,757 full-time employees and 415 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. Approximately 231 employees at our CPL casinos in Poland belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees at CPL require approval of the unions.

Executive Officers of the Company

Name	Age	Position Held
Erwin Haitzmann	65	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	56	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	57	Executive Vice President, Principal Financial/Accounting Officer and Secretary
Andreas Terler	49	Managing Director of Century Resorts Management GmbH, Vice President Operations and Chief Information Officer
Nikolaus Strohriegel	49	Managing Director of Century Resorts Management GmbH and Vice President Operations

Erwin Haitzmann holds a Doctorate and a Masters degree in Social and Economic Sciences from the University of Linz, Austria (1980), and has extensive casino gaming experience ranging from dealer through various casino management positions. Dr. Haitzmann has been employed full-time by us since 1993 and has been employed as either Chief Executive Officer or Co-Chief Executive Officer since March 1994. Dr. Haitzmann oversees our operations in the United States.

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

Andreas Terler is a Graduate Engineer in Applied Mathematics from the University of Graz, Austria (1994). Mr. Terler oversees our operations in Canada and our cruise ship-based casinos. Mr. Terler has been employed by us since 2006. He has served as Chief Information Officer since February 2006, Managing Director of CRM since February 2007, and Vice President of Operations since May 2011.

Nikolaus Strohriegel received a Masters degree from the University of Vienna, Austria (1996). Mr. Strohriegel oversees our operations in Poland, the United Kingdom and Argentina. Mr. Strohriegel has been employed by us since 2007. He has served as Managing Director of CRM since January 2009 and Vice President of Operations since March 2017.

Available Information

Our internet address is https://www.cnty.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at https://www.cnty.com/corporate/investor-relations/sec-filings as soon as reasonably practicable after such report has been filed with, or furnished to, the SEC. None of the information posted to our website is incorporated by reference into this report.

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

We face intense competition from other casinos in jurisdictions in which we operate as well as from neighboring jurisdictions. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs and other marketing efforts. For example, for CRA, we emphasize the casino’s showroom, complimentary heated parking, players’ club program, and superior service. These marketing efforts may not be successful, which could hurt our competitive position.

The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. We are particularly vulnerable to competition in Colorado and Poland due to the large number of competitors in those markets. Internet gaming or other gaming opportunities that become available in our markets could also attract players that might otherwise have visited our casinos. Changes to the Polish gaming law that went into effect in April 2017 legalize online gaming and reintroduce slot arcades through a state-run company. Slot arcades began operating in June 2018 and online gaming began in December 2018.  Capital expenditures, such as those for new gaming equipment, room refurbishments and amenity upgrades may be necessary from time to time to preserve the competitiveness of our properties. If we are not successful in making these improvements, our facilities may be less attractive to our visitors than those of our competitors, which could have a negative impact on our business.

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could harm our business.

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. In September 2018, the AGLC extended our licenses for CRA, CAL, Century Downs and St. Albert to require license renewals in 2019. Currently our licenses must be renewed every five years at CRA and CAL and every two years at Century Downs and St. Albert. In Colorado, our licenses must be renewed every two years, with the next renewals scheduled for 2019 for Central City and Cripple Creek. In Poland, gaming licenses are granted for six-year periods and are not renewable. When a gaming license in Poland expires, any gaming company can apply for the license and there can be no guarantee that we will be granted a new license at our existing casinos. Although the license for our casino at the Hilton Hotel in Warsaw expires in April 2019, we recently received approval from the Poland Minister of Finance to transfer one of our two licenses for the Marriott Hotel to the Hilton Hotel in April 2019, which will extend our license at the Hilton Hotel until September 2022. We may not be able to obtain license renewals or approvals of new licenses. Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could force us to terminate operations at an existing gaming facility, either on a temporary or permanent basis, could result in us being fined or could prohibit us from successfully completing a project in which we invest. Closing facilities or an inability to expand may have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results or cause us to record an impairment of our assets. In May 2018, the US Supreme Court ruled to overturn a 1992 law that barred sports betting in most places. States will now be allowed to legalize, regulate and tax sports bets. We expect the legalization of sports betting in Colorado will be a topic of discussion in the Colorado state legislature’s 2019 session. It is uncertain if sports betting will be confined to casinos or if online betting will be legalized. In addition, the AGLC plans to operate an online gaming network in Alberta that is anticipated to begin in 2020. Any new gaming laws or regulations in the jurisdictions in which we operate could have an adverse impact on our financial position and results of operations.

The enactment of legislation implementing changes in the US taxation of international business activities or the adoption of other tax reform laws or policies could materially affect our financial position and results of operations.

We are subject to taxation at the federal, state, provincial and local levels in the US and various other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the US federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and included significant changes to the US Internal Revenue Code, including, among other items, a reduction of the federal corporate tax rate from 35% to 21%, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and the creation of new taxes on certain foreign earnings. These changes are complex and will require the Internal Revenue Service (“IRS”) to issue interpretations and regulations that may significantly impact how the Tax Act is applied and ultimately may impact our results of operations.  If there are significant interpretations and regulations issued related to the Tax Act that would increase the tax rates on future US or foreign earnings, these changes could have a material adverse effect on our effective tax rate, financial condition, results of operations and cash flows.

We face extensive taxation from gaming and regulatory authorities. Potential changes to the tax laws in the jurisdictions in which we operate may adversely affect the results of our operations.

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, provincial and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado established by the Colorado Gaming Commission is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. At our Edmonton, St. Albert and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which the AGLC allocates 15% to licensed charities and 70% to the Alberta Lottery Fund. For all table games in Alberta, Canada, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC, with the exception of our St. Albert casino, for which we are required to allocate 35% of our net win to a charity designated by the AGLC. For poker and craps in Alberta, Canada, we are required to allocate 25% of our net win to the charity. At Century Downs, the AGLC and HRA retain 56.25% of slot machine net sales, which are allocated to and used by the Alberta Lottery Fund and by HRA to fund purses, marketing, administration and animal welfare and other programs. Any change to the agreement between the AGLC and HRA on the division of the slot machine net sales at Century Downs could negatively impact our revenue, as HRA may increase the amount it retains in order to offset increased retention from the AGLC. The Polish Minister of Finance assesses a gaming tax rate on gross gaming revenue of 50%. In England, the gaming duty rate is scaled from 15% to 50% based on a casino’s gross gaming yield in a three-month period. In addition, negative economic conditions could intensify the efforts of federal, state, provincial and local governments to raise revenue through increases in gaming taxes or introduction of additional gaming opportunities.

We may be unable to obtain the capital necessary to fund our operations or potential acquisitions.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development. While we have a significant amount of cash currently on hand, we may not be able to obtain funding when we need it on favorable terms or at all. If we are unable to finance our current or future expansion projects, such as the Cripple Creek Palace Hotel project, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. In addition, approximately CAD 16.1 million ($11.8 million based on the exchange rate in effect on December 31, 2018) of the current portion due under our third amended and restated credit agreement with BMO (the “BMO Credit Agreement”) matures in August 2019. We are seeking to extend the maturity of this portion of the BMO Credit Agreement or to refinance this portion and anticipate that the extension or refinancing will be completed during the third quarter of 2019. However, if we are unable to extend the maturity of this financing or refinance this portion before the maturity date, we will have to adopt one or more of the other alternatives listed above. The amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. The availability of financing may be impacted by local, regional and global economic, credit and stock market conditions, all of which have been volatile. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and, if it involves equity, may be highly dilutive to our stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to reduce, dispose of or eliminate certain operations.

Our financing agreements in Canada impose restrictive covenants that limit our operating flexibility, and a default could have a material adverse effect on us.

Our various credit agreements require us to adhere to a number of significant financial covenants and for the Company to guarantee the debt of our subsidiaries. These restrictions limit the ability of our subsidiaries in Canada to incur additional debt, obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. A breach of any covenant in any of our credit agreements would result in an event of default under that agreement after any applicable grace periods. An event of default, if not waived or cured, could cause the lender to accelerate the repayment of all outstanding amounts due under the agreement, foreclose on the security granted under the agreement and enforce the Company’s obligations under its guarantee. There can be no assurances that we or our subsidiaries would be able to obtain a waiver of an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation if a default occurred. Any such occurrences could have a material adverse effect on us.

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

Our acquisitions and new developments may not generate revenue that will be sufficient to pay related expenses, or, even if such revenue is sufficient to pay related expenses, the acquisitions and new developments may not yield an adequate return or any return on our significant investments. In addition, generating returns on acquisitions and new investments may take significantly longer than we expect and may negatively impact our operating results and financial condition. New facilities also may compete with existing facilities that we own and operate.

The evolution of the slot machine manufacturing industry could impose additional costs on us.

The majority of our revenue is generated from slot machines operated at our gaming facilities. In order to remain competitive, we seek to offer the most popular and up-to-date slot machine games to our customers. In recent years, slot machine manufacturers have frequently required new slot machines to be leased through participation arrangements instead of selling the machines. Participation arrangements typically require payments based on a percentage of coin‑in or net win. Generally, a participation arrangement is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may be forced to purchase new slot machines or enter into participation lease arrangements that are more expensive than costs associated with continuing to operate our existing slot machines. If the newer slot machines do not result in sufficient incremental revenue to offset the increased investment and costs, it may negatively impact our operating results.

In addition, a substantial majority of the slot machines sold in the US in recent years were manufactured by a few select companies, and there has been extensive consolidation activity within the gaming equipment sector in recent years. This consolidation includes the acquisitions of Multimedia Games, Inc. by Global Cash Access, Bally Technologies, Inc. (which had acquired SHFL Entertainment, Inc.) and WMS Industries Inc. by Scientific Games Corporation and International Gaming Technologies by GTECH Holdings. A decrease in the competition in the slot machine manufacturing industry could lead to increased costs related to the acquisition or rental of slot machines and other gaming equipment.

Our reputation and business may be harmed by cyber security breaches, and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers', our business partners' or our own information or other breaches of our information security.

We make use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information, including credit card numbers and other personally identifiable information for marketing and promotional purposes, is a critical element of our operations. Our collection and use of personal data are governed by state and federal privacy laws as well as the applicable laws in other countries in which we operate. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, the European Union adopted the General Data Protection Regulation, which became effective in May 2018, that changed companies’ operational and compliance requirements and included significant penalties for non-compliance. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to market our products, properties and services to our guests.

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

Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty, respectively. Decreases in the value of these currencies in relation to the value of the US dollar have decreased the operating profit from our foreign operations when translated into US dollars, which has adversely affected our consolidated results of operations, and such decreases may occur in the future. In addition, we may expand our operations into other countries and, accordingly, we could face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the US dollar in relation to the currencies of such countries. We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

We may be adversely affected by reductions in discretionary consumer spending as a result of consumer concerns over economic conditions.

Our business may be adversely affected by international, national and local economic and political conditions. From time to time, the volatile global economic environment has had negative effects on our business because our business is largely impacted by discretionary consumer spending. Reductions in discretionary consumer spending or changes in consumer preferences brought about by factors such as increased unemployment, perceived or actual deterioration in general economic conditions, housing market instability, perceived or actual decline in disposable consumer income and wealth, and changes in consumer confidence in the economy could reduce customer demand for the leisure activities we offer and may adversely affect our revenue and operating cash flow. For example, Alberta is Canada’s largest oil and gas producer and a decrease in oil and gas prices could create higher unemployment and reduce discretionary consumer spending at our Canadian casinos.

Our financial condition and results of operations may be adversely affected by the occurrence of severe weather, natural or man-made disasters and other catastrophic events, including war, terrorism and other acts of violence.

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

Events such as terrorist and war activities in the countries in which we are located and other acts of violence, such as the mass shooting in Las Vegas in 2017, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if these events occur in a region in which we operate. For example, our locations in Poland are in close proximity to Ukraine and Russia. While we have not experienced any material impact from the acts of hostility between the two countries, an increase in those hostilities could adversely affect our casinos in Poland. We cannot predict the extent to which terrorism, security alerts or war, or other acts of violence in the countries that we operate will directly or indirectly affect our business and operating results, but the impact could be material.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters, acts of war, terrorism or other acts of violence) that could severely disrupt our business or subject us to claims by third parties who are injured or harmed. Although we maintain insurance customary in our industry, including property, casualty, terrorism and business interruption insurance, that insurance is subject to deductibles and limits on maximum benefits, including limitations on the coverage period for business interruption. Due to these variables, we may not be able to fully insure such losses, or fully collect, if at all, on claims resulting from severe weather conditions. The lack of sufficient insurance for these types of acts could expose us to heavy losses if any damages occur, directly or indirectly, that could have a significant adverse impact on our operations.

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

Some of our casinos are located on leased property. If we default on one or more leases or if we are unable to secure renewals of those leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

Our racing and entertainment centers in Calgary and Edmonton are located on leased parcels of land. Our casinos in Poland and Bath, England are located within leased building spaces. If we were to default on any one or more of the leases or if we are unable to secure renewal terms for these locations, the lessors could terminate the affected leases and we could lose possession of the land or building and any improvements on the land and buildings, including the racing and entertainment centers that we have built in Canada. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate the affected facilities.

Our business, financial condition, and results of operations may be harmed by work stoppages and other labor issues.

There are 231 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL but changes in pay for union employees at CPL require approval from the trade unions. A lengthy strike or other work stoppage at our casino properties in Poland could have an adverse effect on our business and results of operations. Our employees in the US and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations. In addition, changes to labor laws or prevailing market conditions could lead to increased labor costs that could have an adverse impact on our profitability.

We may experience construction delays during our expansion or development projects, including the development and construction costs associated with the Century Mile project in Edmonton, which could adversely affect our operations.

From time to time we may commence construction projects at our properties. Construction on the Century Mile project in Edmonton, Alberta, Canada commenced in July 2017, and the REC will open on April 1, 2019. We may engage in additional construction projects in the future. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Most of these factors are beyond our control.

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

Development activities, such as the Century Mile project, involves substantial risks, such as uncertainties regarding our ability to secure various licenses, permits and government authorizations, and expenses related to such activities, as well as the risks of potential cost over-runs, construction delays and market deterioration.

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

We have $279 million of tangible and intangible assets, including $14 million of goodwill, $15 million in casino licenses, $2 million in trademarks and $187 million in property and equipment as of December 31, 2018. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge.

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

A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and US regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the US Foreign Corrupt Practices Act (“FCPA”), the United Kingdom (“U.K.”) Bribery Act and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and US Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.

The development of intellectual property is part of our overall business strategy. While our business as a whole is not dependent on either of our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operation through the use of trademarks. We file applications for, and obtain trademarks in, the United States and in foreign countries where we believe filing for such protection is appropriate. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as the laws of the United States. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

Risks Related to Our Common Stock

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the US on the Nasdaq Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other US markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the Nasdaq Capital Market in 2017 and 2018 varied from a high of $9.85 to a low of $5.77.

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

Regulation Risk Related to Stockholders

Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.

Gaming authorities in the US, Canada and the United Kingdom generally can require that any beneficial owner of our common stock and other securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability, and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities available at each of our casinos as of December 31, 2018:

Summary of Property Information

Property	Segment	Casino Space Sq. Ft.	Acreage	Number of Slot Machines	Number of Video Lottery Terminals	Number of Tables	Number of Off-Track Betting Parlors
Century Casino & Hotel – Edmonton	Canada	31,500	6	800	27	35	—
Century Casino – St. Albert	Canada	13,600	7.1	406	21	11	—
Century Mile Racetrack and Casino (1)	Canada	44,600	100	550	14	—	1
Century Casino – Calgary	Canada	20,000	8	492	25	16	1
Century Downs Racetrack and Casino	Canada	31,000	57.3	588	10	—	1
Century Bets! Inc. (2)	Canada	—	—	—	—	—	14
Century Casino & Hotel – Central City	United States	22,350	1.3	491	—	7	—
Century Casino & Hotel – Cripple Creek	United States	19,600	3.5	437	—	6	—
Casinos Poland – Poland (3)	Poland	62,500	—	424	—	103	—
Cruise Ships (total of 11) (4)	Corporate and Other	11,900	—	189	—	34	—
Century Casinos Bath	Corporate and Other	20,000	—	60	—	15	—
Mendoza Central Entretenimientos S.A. (5)	Corporate and Other	23,000	—	600	—	—	—
Minh Chau (6)	Corporate and Other	4,500	3.3	9 (7)	—	—	—

(1) Century Mile Racetrack and Casino will open on April 1, 2019.

(2) Century Bets! Inc. runs the pari-mutuel network in southern Alberta. The off-track betting parlors are located throughout southern Alberta, including in Century Casino – Calgary and Century Downs Racetrack and Casino. One off-track betting parlor closed on January 1, 2019.

(3)  As of December 31, 2018,  Casinos Poland operated seven separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Overview of Operations - Poland” in Item 1, “Business” of this report.

(4) Operated under concession agreements. We do not own the ships on which our casinos operate.

(5) Operated under a consulting services agreement. We do not own the building in which the casino operates.

(6) Operated under a management agreement. Our subsidiary, GHL owns 9.21% of Minh Chau Limited. The casino operates nine electronic roulette machines.

As of December 31, 2018,  our Canadian subsidiaries that own the Century Casino & Hotel in Edmonton, Century Casino St. Albert, Century Casino in Calgary and Century Mile Racetrack and Casino and our 75% interest in Century Downs are pledged as collateral for our obligations under a mortgage with the Bank of Montreal. As of December 31, 2018, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland was used to secure a bank guarantee with mBank. See Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

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

Century Mile Racetrack and Casino – The land on which the REC is located is leased.

Century Bets – Century Bets leases approximately 250 square feet of office space from Century Casino & Hotel Edmonton and 80 square feet of office space from Century Casino Calgary for administrative purposes.

Century Casino Bath – Century Casino Bath leases the building in which the casino is located.

Corporate Offices – We lease approximately 8,500 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Item 3. Legal Proceedings.

We are not a party to any pending litigation that, in management’s opinion, could have a material effect on our financial position or results of operations except as follows.

Since 2011, the Polish IRS has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through December 31, 2018, CPL has paid PLN 14.3 million ($4.2 million) to the Polish IRS related to these audits.

The balance of the potential contingent liability on our consolidated balance sheet for all open periods as of December 31, 2018 is PLN 3.1 million ($0.8 million based on the exchange rate in effect on December 31, 2018). We have evaluated the contingent liability recorded on our consolidated balance sheet as of December 31, 2018 and have concluded that it is properly accrued in light of our estimated obligation related to personal income tax on tips as of December 31, 2018. Additional court decisions and other proceedings by the Polish IRS may expose us to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable, and we have not recorded any additional obligation related to such taxes as of December 31, 2018. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to our financial position, results of operations and cash flows.

In October 2016, we filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to us in 2013. We were seeking to collect amounts owed to us by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which we acquired the additional 33.3% interest in CPL.  We were awarded PLN 1.2 million ($0.3 million based on the exchange rate in effect on December 31, 2018)  in amounts owed by LOT Polish Airlines related to this claim for the periods indicated. LOT Polish Airlines paid this amount, plus accrued interest, in July 2018.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the Nasdaq Capital Market under the symbol “CNTY”.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2013 through December 31, 2018, and compares it to the cumulative total return on the Nasdaq and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2013, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/13	12/14	12/15	12/16	12/17	12/18
CNTY	100.00	96.93	149.33	157.97	175.24	141.84
Nasdaq	100.00	113.40	119.89	128.89	165.29	158.87
Dow Jones US Gambling Index	100.00	79.20	58.67	72.87	99.17	66.80

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 1, 2019, we had 137 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2018 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2018.

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

	For the year ended December 31,
Amounts in thousands, except for share information	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014
Results of Operations:
Net operating revenue	$168,938	$154,069	$139,234	$133,734	$120,048
Earnings from operations	9,459	14,615	16,165	15,796	2,657
Net (earnings) loss attributable to non-controlling interests	(612)	(1,632)	(4,598)	(1,471)	2,321
Net earnings attributable to Century Casinos, Inc. shareholders	3,394	6,259	9,215	11,520	1,232
Adjusted EBITDA (5)	$23,377	$26,086	$25,762	$22,798	$12,850

Basic earnings per share:
Earnings from operations	$0.32	$0.59	$0.66	$0.65	$0.11
Net earnings attributable to Century Casinos, Inc. shareholders	$0.12	$0.25	$0.38	$0.47	$0.05
Diluted earnings per share:
Earnings from operations	$0.32	$0.57	$0.66	$0.65	$0.11
Net earnings attributable to Century Casinos, Inc. shareholders	$0.11	$0.24	$0.37	$0.47	$0.05

Balance Sheet:
Cash and cash equivalents	$45,575	$74,677	$38,837	$29,366	$24,741
Total assets	278,825	274,876	217,838	186,424	187,112
Long-term debt	59,523	56,713	55,609	36,520	37,894
Total liabilities	95,442	87,558	79,254	59,637	64,686
Non-controlling interests	7,062	7,421	6,388	4,737	3,998
Total Century Casinos, Inc. shareholders' equity	$183,383	$187,318	$132,196	$122,050	$118,428

(1)	In May 2018, we began operation of Century Casino Bath.
(2)	In November 2017, we completed an underwritten public offering in which we sold 4,887,500 shares of our common stock and received net proceeds from the offering of $34.4 million.
(3)

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

(4)

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

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation and amortization, non-controlling interests net earnings (losses) and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“GAAP”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2018
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,715	$4,373	$(153)	$(8,541)	$3,394
Interest expense (income), net	3,895	1	206	12	4,114
Income taxes (benefit)	2,536	1,508	595	(2,722)	1,917
Depreciation and amortization	3,211	2,178	3,065	945	9,399
Net earnings (loss) attributable to non-controlling interests	722	—	(75)	(35)	612
Non-cash stock-based compensation	—	—	—	868	868
(Gain) loss on foreign currency transactions, cost recovery income and other	(235)	—	(428)	2	(661)
Loss on disposition of fixed assets	10	1	1,054	25	1,090
Pre-opening expenses	1,668	—	626	350	2,644
Adjusted EBITDA	$19,522	$8,061	$4,890	$(9,096)	$23,377

	For the year ended December 31, 2017
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,681	$3,469	$1,280	$(6,171)	$6,259
Interest expense (income), net	3,487	2	105	(25)	3,569
Income taxes (benefit)	3,008	2,128	1,388	(1,964)	4,560
Depreciation and amortization	3,427	2,405	2,747	366	8,945
Net earnings attributable to non-controlling interests	996	—	636	—	1,632
Non-cash stock-based compensation	—	—	—	669	669
(Gain) loss on foreign currency transactions, cost recovery income and other	(564)	—	(822)	24	(1,362)
Loss on disposition of fixed assets	83	1	535	3	622
Acquisition costs	28	—	—	327	355
Pre-opening expenses	25	—	537	275	837
Adjusted EBITDA	$18,171	$8,005	$6,406	$(6,496)	$26,086

	For the year ended December 31, 2016
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,448	$2,890	$2,921	$(5,044)	$9,215
Interest expense (income), net	3,037	2	71	(22)	3,088
Income taxes (benefit)	796	1,815	1,265	(2,089)	1,787
Depreciation and amortization	3,049	2,488	2,430	382	8,349
Net earnings attributable to non-controlling interests	3,137	—	1,461	—	4,598
Non-cash stock-based compensation	—	—	—	759	759
(Gain) loss on foreign currency transactions, cost recovery income and other	(2,232)	—	(310)	19	(2,523)
Loss on disposition of fixed assets	27	2	301	—	330
Acquisition costs	—	—	—	159	159
Adjusted EBITDA	$16,262	$7,197	$8,139	$(5,836)	$25,762

	For the year ended December 31, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,432	$2,381	$2,899	$(1,192)	$11,520
Interest expense (income), net	3,160	1	129	(13)	3,277
Income taxes (benefit)	1,929	1,461	1,136	(2,872)	1,654
Depreciation and amortization	2,472	2,558	2,571	398	7,999
Net earnings attributable to non-controlling interests	23	—	1,448	—	1,471
Non-cash stock-based compensation	—	—	—	1,641	1,641
(Gain) loss on foreign currency transactions, cost recovery income and other	(685)	—	(1,444)	3	(2,126)
Loss on disposition of fixed assets	11	—	341	30	382
Pre-opening expenses	345	—	—	—	345
Other one-time (income) costs	—	—	—	(3,365)	(3,365)
Adjusted EBITDA	$14,687	$6,401	$7,080	$(5,370)	$22,798

Other one-time (income) costs for the year ended December 31, 2015 for Corporate and Other were attributable to the termination of the Oceania and Regent concession agreements.

	For the year ended December 31, 2014
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$6,446	$1,283	$(112)	$(6,385)	$1,232
Interest expense (income), net	2,473	1	319	(37)	2,756
Income taxes (benefit)	1,971	786	25	(1,275)	1,507
Depreciation and amortization	1,910	2,419	2,839	667	7,835
Net (loss) attributable to non-controlling interests	(2,267)	—	(54)	—	(2,321)
Non-cash stock-based compensation	—	—	—	1,028	1,028
(Gain) loss on foreign currency transactions, cost recovery income and other	(193)	—	(342)	18	(517)
Loss on disposition of fixed assets	2	39	587	3	631
Acquisition costs	115	—	—	266	381
Other one-time (income) costs	(103)	—	421	—	318
Adjusted EBITDA	$10,354	$4,528	$3,683	$(5,715)	$12,850

Other one-time (income) costs for the year ended December 31, 2014 for Canada were insurance proceeds and for Poland were the costs associated with relocating the Poznan casino to Hotel Andersia and the write-off of the Sosnowiec casino license.

Non-GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a constant currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believes that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our net operating revenue, earnings from operations and net earnings (loss) attributable to Century Casinos, Inc. shareholders. Constant currency results are calculated by dividing the current year to date local currency segment results by the prior year’s average exchange rate for the year and comparing them to actual US dollar results for the prior quarter or year. The current and prior year’s average exchange rates are presented in Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.  The constant currency results are presented below.

	For the year
	ended December 31,
	2018	2017	% Change
Net operating revenue as reported (GAAP)	$168,938	$154,069	10%
Foreign currency impact vs. 2017	(2,985)
Net operating revenue constant currency (non-GAAP)	$165,953	$154,069	8%

Earnings from operations (GAAP)	$9,459	$14,615	(35%)
Foreign currency impact vs. 2017	27
Earnings from operations (non-GAAP)	$9,486	$14,615	(35%)

Net earnings attributable to Century Casinos, Inc. shareholders as reported (GAAP)	$3,394	$6,259	(46%)
Foreign currency impact vs. 2017	90
Net earnings attributable to Century Casinos, Inc. shareholders constant currency (non-GAAP)	$3,484	$6,259	(44%)

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

Amounts in thousands	December 31, 2018	December 31, 2017
Total long-term debt, including current portion	$59,523	$56,713
Deferred financing costs	496	258
Total principal	$60,019	$56,971
Less: cash and cash equivalents	$45,575	$74,677
Net Debt	$14,444	$(17,706)

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

The table below provides information about the aggregation of our operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino St. Albert
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets
Canada	Century Mile Racetrack and Casino
United States	Century Casino & Hotel - Central City
United States	Century Casino & Hotel - Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Century Casino Bath
Corporate and Other	Corporate Other

The following operating segments are owned, operated and managed through wholly-owned subsidiaries:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada;
•	The Century Casino St. Albert in St. Albert, Alberta, Canada;
•	The Century Casino Calgary in Calgary, Alberta, Canada;
•	The Century Casino & Hotel in Central City, Colorado;
•	The Century Casino & Hotel in Cripple Creek, Colorado; and
•	The Century Casino Bath in Bath, England.

We have controlling financial interests through our subsidiary CRM in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of December 31, 2018, owned eight casino licenses and operated seven casinos throughout Poland.

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•	As of December 31, 2018, we operated 11 ship-based casinos through concession agreements with three cruise lines.

In May 2017, we began operating the ship-based casinos onboard the Mein Schiff 6, a new 2,500 passenger cruise ship.

The concession agreements for the casinos on the Mein Schiff 1, Marella Discovery and Wind Star ended in April 2018, October 2018 and November 2018, respectively. The concession agreement for the casino on the Wind Spirit of Windstar Cruises ended in January 2019. We will not renew the concession agreements for the remaining four ships with Windstar Cruises that expire in March, April and May 2019 because the cruise line intends to use the casino space for other purposes. As a result, our revenue and associated expenses from ship-based casinos will decrease in 2019.

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

•

Through our subsidiary CRM, we have a 7.5% ownership interest in MCE and we report our ownership interest using the cost method of accounting. MCE has an exclusive concession agreement with IPJC to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. CRM has appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which we did not exercise. In addition, CRM and MCE have entered into a consulting service agreement pursuant to which CRM provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

•

On April 25, 2018, our subsidiary, CRM, purchased a 51% ownership interest in GHL. We consolidate GHL as a majority-owned subsidiary for which we have a controlling financial interest. The remaining 49% of GHL is owned by unaffiliated shareholders and is reported as a non-controlling financial interest. GHL entered into an agreement with MCL and its owners, pursuant to which GHL purchased an initial 6.36% ownership interest in MCL for a total consideration of $0.4 million and agreed to purchase an additional ownership interest in MCL up to a total of 51% of MCL over a three-year period for approximately $3.6 million. GHL purchased an additional 2.85% ownership interest in MCL on October 4, 2018 for $0.2 million, resulting in a total ownership interest in MCL of 9.21%. GHL has the option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions.

MCL is the owner of a small hotel and entertainment and gaming club in the Cao Bang province of Vietnam that is 300 feet from the Vietnamese – Chinese border station. The hotel offers 32 rooms, and the entertainment and gaming club currently offers nine electronic table games for non-Vietnamese passport holders under a provincial investment certificate that allows for up to 26 electronic games. Under the agreement, the parties agreed to use certain funds for the renovation and expansion of the facility.  GHL and MCL also entered into a management agreement, under which GHL is managing the operations at the hotel and entertainment and gaming club in exchange for receiving a portion of MCL’s net profit. The Company accounts for GHL’s interest in MCL as an equity investment. GHL is included in the Corporate and Other reportable segment. See Notes 1 and 4 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report for additional information related to GHL and MCL.

Additional Projects Under Development

In September 2016, we were selected by HRA as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we will operate as Century Mile Racetrack and Casino. In March 2017, we received approval for the Century Mile project from the AGLC. Century Mile will be a one-mile horse racetrack and a multi-level REC. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. We began construction on the Century Mile project in July 2017. We estimate this project will cost approximately CAD 61.5 million ($45.1 million based on the exchange rate in effect as of December 31, 2018) and the REC will open on April 1, 2019. We are financing the project with $25.0 million of the $34.4 million received from the common stock offering we completed in November 2017, of which $24.2 million has been used as of December 31, 2018. The balance of the Century Mile construction is being financed through increased borrowing capacity under the BMO Credit Agreement and with available cash.

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

Presentation of Foreign Currency Amounts - The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2018	2017	2016	2018/2017	2017/2016
Canadian dollar (CAD)	1.2960	1.2981	1.3256	0.2%	2.1%
Euros (EUR)	0.8473	0.8871	0.9041	4.5%	1.9%
Polish zloty (PLN)	3.6103	3.7764	3.9455	4.4%	4.3%
British pound (GBP)	0.7497	0.7767	0.7410	3.5%	(4.8%)
Source: Pacific Exchange Rate Service

We recognize in our statement of earnings, foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars. See Note 2, “Significant Accounting Policies - Foreign Currency” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

DISCUSSION OF RESULTS

Years ended December 31, 2018, 2017 and 2016

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2018/2017		2017/2016
Amounts in thousands	2018	2017	2016	$ Change	% Change	$ Change	% Change
Gaming Revenue	$140,301	$137,871	$123,355	$2,430	1.8%	$14,516	11.8%
Hotel Revenue	1,986	1,943	1,906	43	2.2%	37	1.9%
Food and Beverage Revenue	15,742	14,513	12,500	1,229	8.5%	2,013	16.1%
Other Revenue	10,909	10,128	10,416	781	7.7%	(288)	(2.8%)
Gross Revenue	168,938	164,455	148,177	4,483	2.7%	16,278	11.0%
Less Promotional Allowances (1)	—	(10,386)	(8,943)	(10,386)	(100.0%)	1,443	16.1%
Net Operating Revenue	168,938	154,069	139,234	14,869	9.7%	14,835	10.7%
Gaming Expenses	(73,328)	(66,364)	(58,928)	6,964	10.5%	7,436	12.6%
Hotel Expenses	(727)	(660)	(541)	67	10.2%	119	22.0%
Food and Beverage Expenses	(15,854)	(12,959)	(10,945)	2,895	22.3%	2,014	18.4%
General and Administrative Expenses	(60,194)	(50,526)	(44,306)	9,668	19.1%	6,220	14.0%
Total Operating Costs and Expenses	(159,502)	(139,454)	(123,069)	20,048	14.4%	16,385	13.3%
Earnings from Equity Investment	23	—	—	23	100.0%	—	—
Earnings from Operations	9,459	14,615	16,165	(5,156)	(35.3%)	(1,550)	(9.6%)
Income Tax Expense	(1,917)	(4,560)	(1,787)	(2,643)	(58.0%)	2,773	155.2%
Net Earnings Attributable to Non-controlling Interests	(612)	(1,632)	(4,598)	(1,020)	(62.5%)	(2,966)	(64.5%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	3,394	6,259	9,215	(2,865)	(45.8%)	(2,956)	(32.1%)
Adjusted EBITDA (2)	$23,377	$26,086	$25,762	$(2,709)	(10.4%)	$324	1.3%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.12	$0.25	$0.38	$(0.13)	(52.0%)	$(0.13)	(34.2%)
Diluted Earnings Per Share	$0.11	$0.24	$0.37	$(0.13)	(54.2%)	$(0.13)	(35.1%)

(1)

See Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

(2)

For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders, see Item 6, “Selected Financial Data” of this report.

Factors impacting year-over-year comparability of the results include the following:

•

We began operating CSA in October 2016. CSA contributed a total of $9.1 million in net operating revenue and $1.1 million in net earnings for the year ended December 31, 2018; $8.8 million in net operating revenue and $1.2 million in net earnings for the year ended December 31, 2017 and $2.0 million in net operating revenue and $0.3 million in net earnings for the year ended December 31, 2016.

•	We released the $2.2 million Canadian valuation allowance on CDR’s deferred tax assets, resulting in a tax benefit for the year ended December 31, 2016.

•

We released the $5.7 million US valuation allowance on our US deferred tax assets, resulting in a tax benefit for the year ended December 31, 2017. The tax benefit from the release of the US valuation allowance was offset by increased tax expense of $5.4 million resulting from the tax law changes made in the Tax Act that became effective in the 2017 tax year.  The increased income tax expense decreased net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2017. See Note 11, “Income Taxes” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for a discussion of the impact of the Tax Act.

•

The impact from casino closures due to license expirations and delays in license tender awards in Poland impacted comparability of results for CPL beginning in 2017. See the Poland discussion below for additional information.

•

In November 2017, we closed a public offering of 4,887,500 shares of our common stock. The additional shares of common stock decreased earnings per share attributable to Century Casinos Inc. shareholders by $0.01 for the year ended December 31, 2017.

•

We began operating CCB in May 2018. CCB contributed a total of $2.7 million in net operating revenue and ($2.1) million in net losses for the year ended December 31, 2018 and ($0.3) million in net losses for the year ended December 31, 2017 before the casino began operating.

Net operating revenue increased by $14.9 million, or 9.7%, and by $14.8 million, or 10.7%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 and for the year ended December 31, 2017 compared to the year ended December 31, 2016, respectively. Following is a breakout of net operating revenue by segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 and for the year ended December 31, 2017 compared to the year ended December 31, 2016.

•	Canada increased by $3.6 million, or 6.3%, and by $7.5 million, or 14.9%.
•	United States increased by $1.3 million, or 4.1%, and by $2.0 million, or 6.7%.
•	Poland increased by $8.4 million, or 14.1%, and by $4.9 million, or 8.9%.
•	Corporate Other increased by $1.5 million, or 34.1%, and by $0.4 million, or 10.4%.

Operating costs and expenses increased by $20.0 million, or 14.4%, and by $16.4 million, or 13.3%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 and for the year ended December 31, 2017 compared to the year ended December 31, 2016, respectively. Following is a breakout of operating costs and expenses by segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 and for the year ended December 31, 2017 compared to the year ended December 31, 2016.

•	Canada increased by $3.6 million, or 8.4%, and by $6.1 million, or 16.4%.
•	United States increased by $1.0 million, or 3.9%, and by $1.1 million, or 4.4%.
•	Poland increased by $10.9 million, or 19.0%, and by $7.7 million, or 15.6%.
•	Corporate Other increased by $4.5 million, or 36.2%, and by $1.5 million, or 13.1%.

Earnings from operations decreased by ($5.2) million, or (35.3%), and by ($1.6) million, or (9.6%), for the year ended December 31, 2018 compared to the year ended December 31, 2017 and for the year ended December 31, 2017 compared to the year ended December 31, 2016, respectively. Following is a breakout of earnings from operations by segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 and for the year ended December 31, 2017 compared to the year ended December 31, 2016.

•	Canada remained constant and increased by $1.4 million, or 10.8%.
•	United States increased by $0.3 million, or 5.1%, and by $0.9 million, or 19.0%.
•	Poland decreased by ($2.4) million, or (94.4%), and by ($2.8) million, or (52.2%).
•	Corporate Other decreased by ($3.0) million, or (36.9%), and by ($1.0) million, or (14.6%).

Net earnings decreased by ($2.9) million, or (45.8%), and by ($3.0) million, or (32.1%), for the year ended December 31, 2018 compared to the year ended December 31, 2017 and for the year ended December 31, 2017 compared to the year ended December 31, 2016, respectively. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the year
	ended December 31,			2018/2017		2017/2016
Amounts in thousands	2018	2017	2016	$ Change	% Change	$ Change	% Change
Gaming	$40,470	$39,866	$34,009	$604	1.5%	$5,857	17.2%
Hotel	542	554	561	(12)	(2.2%)	(7)	(1.2%)
Food and Beverage	10,528	10,017	8,501	511	5.1%	1,516	17.8%
Other Revenue	9,821	8,427	8,035	1,394	16.5%	392	4.9%
Gross Revenue	61,361	58,864	51,106	2,497	4.2%	7,758	15.2%
Less Promotional Allowances (1)	—	(1,132)	(869)	(1,132)	(100.0%)	263	30.3%
Net Operating Revenue	61,361	57,732	50,237	3,629	6.3%	7,495	14.9%
Gaming Expenses	(12,105)	(12,296)	(10,725)	(191)	(1.6%)	1,571	14.6%
Hotel Expenses	(205)	(203)	(185)	2	1.0%	18	9.7%
Food and Beverage Expenses	(8,610)	(7,981)	(6,790)	629	7.9%	1,191	17.5%
General and Administrative Expenses	(22,597)	(19,217)	(16,302)	3,380	17.6%	2,915	17.9%
Total Operating Costs and Expenses	(46,728)	(43,124)	(37,051)	3,604	8.4%	6,073	16.4%
Earnings from Operations	14,633	14,608	13,186	25	0.2%	1,422	10.8%
Income Tax Expense	(2,536)	(3,008)	(796)	(472)	(15.7%)	2,212	277.9%
Net Earnings Attributable to Non-controlling Interests	(722)	(996)	(3,137)	(274)	(27.5%)	(2,141)	(68.2%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	7,715	7,681	8,448	34	0.4%	(767)	(9.1%)
Adjusted EBITDA	$19,522	$18,171	$16,262	$1,351	7.4%	$1,909	11.7%

(1)

See Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”  of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

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

Construction on the Century Mile project began in July 2017. Century Mile will open on April 1, 2019.

Years ended December 31, 2018 and 2017

The following discussion highlights results for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Results in US dollars were impacted by a 0.2% exchange rate increase in the average rate between the US dollar and Canadian dollar for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Revenue Highlights

	In CAD		In US dollars
•

At CRA, net operating revenue decreased by (CAD 0.1) million, or (0.4%), due to lower food and beverage revenue. The decreased food and beverage revenue was due to a continued trend of lower spending per customer.

		•	At CRA, net operating revenue decreased by ($0.1) million, or (0.4%).
•

At CSA, net operating revenue increased by CAD 0.5 million, or 4.0%, due to increased gaming and food and beverage revenue. We have been focusing on enhancing player comfort in 2018 and have seen growth in customers and revenue.

		•	At CSA, net operating revenue increased by $0.3 million, or 3.9%.
•	At CAL, net operating revenue increased by CAD 0.6 million, or 6.5%, due to increased food and beverage revenue and increased revenue from Century Sports, our bowling and mini golf area.	•	At CAL, net operating revenue increased by $0.5 million, or 6.6%.
•

At CDR, net operating revenue increased by CAD 3.9 million, or 17.4%, due to increased gaming, pari-mutuel and food and beverage revenue. The thoroughbred racing season was three weeks longer in 2018 compared to 2017. Thoroughbred racing attracts patrons that tend to spend more on gaming and food and beverage.

		•	At CDR, net operating revenue increased by $3.0 million, or 17.2%.

Operating Expense Highlights

	In CAD		In US dollars
•	At CRA, operating expenses increased by CAD 0.2 million, or 1.1%, due to increased payroll expense as a result of increased minimum wage, offset by decreased gaming-related expenses.	•	At CRA, operating expenses increased by $0.2 million, or 1.1%.
•	At CSA, operating expenses increased by CAD 0.3 million, or 3.9%, due primarily to increased payroll expense as a result of an increased minimum wage.	•	At CSA, operating expenses increased by $0.3 million, or 4.0%.
•

At CAL, operating expenses increased by CAD 0.4 million, or 3.5%, primarily due to increased payroll costs as a result of an increased minimum wage and increased operating expenses related to operating Century Sports.

		•	At CAL, operating expenses increased by $0.3 million, or 3.6%.
•

At CDR, operating expenses increased by CAD 1.8 million, or 11.7%, due to increased payroll costs as a result of an increased minimum wage and increased operating expenses primarily related to horse racing.

		•	At CDR, operating expenses increased by $1.4 million, or 11.4%.

Operating expenses and losses from operations related to the Century Mile project increased by $1.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to expense related to the land lease.

We also operate the Southern Alberta pari-mutuel off-track betting network through CBS. Earnings from operations at CBS remained constant, for the year ended December 31, 2018 compared to the year ended December 31, 2017.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Years ended December 31, 2017 and 2016

The following discussion highlights results for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Results in US dollars were impacted by a 2.1% exchange rate increase in the average rate between the US dollar and Canadian dollar for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenue Highlights

	In CAD		In US dollars
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
•

At CAL, net operating revenue decreased by (CAD 0.2) million, or (1.6%), due to lower gaming and food and beverage revenue and increased promotional allowances. In the fourth quarter of 2017, we completed the addition of an 18 hole miniature golf course that, together with the 30 lane bowling alley, is operated as Century Sports.

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

		•	At CDR, net operating revenue increased by $1.4 million, or 8.5%.

Operating Expense Highlights

	In CAD		In US dollars
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

United States
	For the year
	ended December 31,			2018/2017		2017/2016
Amounts in thousands	2018	2017	2016	$ Change	% Change	$ Change	% Change
Gaming	$27,736	$34,610	$32,398	$(6,874)	(19.9%)	$2,212	6.8%
Hotel	1,444	1,389	1,345	55	4.0%	44	3.3%
Food and Beverage	3,931	3,782	3,397	149	3.9%	385	11.3%
Other Revenue	372	334	352	38	11.4%	(18)	(5.1%)
Gross Revenue	33,483	40,115	37,492	(6,632)	(16.5%)	2,623	7.0%
Less Promotional Allowances (1)	—	(7,961)	(7,357)	(7,961)	(100.0%)	604	8.2%
Net Operating Revenue	33,483	32,154	30,135	1,329	4.1%	2,019	6.7%
Gaming Expenses	(12,897)	(13,273)	(12,723)	(376)	(2.8%)	550	4.3%
Hotel Expenses	(522)	(457)	(356)	65	14.2%	101	28.4%
Food and Beverage Expenses	(3,935)	(2,810)	(2,463)	1,125	40.0%	347	14.1%
General and Administrative Expenses	(8,069)	(7,610)	(7,398)	459	6.0%	212	2.9%
Total Operating Costs and Expenses	(27,601)	(26,555)	(25,428)	1,046	3.9%	1,127	4.4%
Earnings from Operations	5,882	5,599	4,707	283	5.1%	892	19.0%
Income Tax Expense	(1,508)	(2,128)	(1,815)	(620)	(29.1%)	313	17.2%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	4,373	3,469	2,890	904	26.1%	579	20.0%
Adjusted EBITDA	$8,061	$8,005	$7,197	$56	0.7%	$808	11.2%

(1)

See Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”  of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

We continue to see growth at our Colorado properties and anticipate slow growth in these markets in the coming years. We continue to explore an expansion at CRC to provide additional hotel rooms for our existing casino and hotel. We are currently updating our potential plans for expansion at CRC and estimate that this project, if undertaken, will cost between $6.5 million and $20.0 million depending on the scope of the project ultimately chosen.

Years ended December 31, 2018 and 2017

The following discussion highlights results for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Market Share Highlights

Market share is calculated by dividing our property’s AGP into the market’s AGP for the same time period, as reported by the Colorado Division of Gaming.

•

The Central City market increased by 9.9% and CTL’s share of the Central City market was 26.8% compared to 29.3% for the year ended December 31, 2017. We attribute the increase in the Central City market share and the decrease in our market share to additional marketing promotions done by one of our competitors that recently renovated a casino in Central City.

•

The Cripple Creek market increased by 3.5% and CRC’s share of the Cripple Creek market was 10.4% compared to 10.1% for the year ended December 31, 2017. We attribute the increase in our market share to successful marketing promotions that we have done to increase new visitors and to increase repeat business by our current customer base.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.5 million, or 2.4%, primarily due to increased gaming revenue and decreased promotional allowances.
•	At CRC, net operating revenue increased by $0.9 million, or 6.6%, primarily due to increased gaming revenue.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.7 million, or 4.3%, primarily due to increased gaming-related expenses and increased payroll costs.
•	At CRC, operating expenses increased by $0.3 million, or 3.3%, primarily due to increased gaming-related expenses and increased payroll costs.

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

•	The Central City market increased by 3.2% and CTL’s share of the Central City market was 29.3% compared to 28.2% for the year ended December 31, 2016.
•	The Cripple Creek market increased by 2.5% and CRC’s share of the Cripple Creek market was 10.1% compared to 9.9% for the year ended December 31, 2016.

Revenue Highlights

•	At CTL, net operating revenue increased by $1.2 million, or 6.9%, primarily due to increased gaming and food and beverage revenue, offset by increased promotional allowances.
•	At CRC, net operating revenue increased by $0.8 million, or 6.4%, primarily due to increased gaming and decreased promotional allowances.

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

Poland
	For the year
	ended December 31,			2018/2017		2017/2016
Amounts in thousands	2018	2017	2016	$ Change	% Change	$ Change	% Change
Gaming	$67,289	$60,180	$54,791	$7,109	11.8%	$5,389	9.8%
Food and Beverage	782	714	602	68	9.5%	112	18.6%
Other Revenue	138	158	214	(20)	(12.7%)	(56)	(26.2%)
Gross Revenue	68,209	61,052	55,607	7,157	11.7%	5,445	9.8%
Less Promotional Allowances (1)	—	(1,256)	(717)	(1,256)	(100.0%)	539	75.2%
Net Operating Revenue	68,209	59,796	54,890	8,413	14.1%	4,906	8.9%
Gaming Expenses	(44,632)	(38,308)	(33,582)	6,324	16.5%	4,726	14.1%
Food and Beverage Expenses	(2,714)	(2,168)	(1,692)	546	25.2%	476	28.1%
General and Administrative Expenses	(17,653)	(13,986)	(11,778)	3,667	26.2%	2,208	18.7%
Total Operating Costs and Expenses	(68,064)	(57,209)	(49,482)	10,855	19.0%	7,727	15.6%
Earnings from Operations	145	2,587	5,408	(2,442)	(94.4%)	(2,821)	(52.2%)
Income Tax Expense	(595)	(1,388)	(1,265)	(793)	(57.1%)	123	9.7%
Net Loss (Earnings) Attributable to Non-controlling Interests	75	(636)	(1,461)	(711)	(111.8%)	(825)	(56.5%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(153)	1,280	2,921	(1,433)	(112.0%)	(1,641)	(56.2%)
Adjusted EBITDA	$4,890	$6,406	$8,139	$(1,516)	(23.7%)	$(1,733)	(21.3%)

(1)

See Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”  of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires, there is a public notification of the available license and any gaming company can apply for a new license for that city. Delays by the Polish government in awarding licenses following their expiration resulted in several casinos closing throughout Poland, lost gaming tax revenue for the government and additional costs and expenses for the casino operators, including CPL. CPL’s results were significantly impacted for the year ended December 31, 2018 compared to the year ended December 31, 2017 by the additional costs and expenses associated with the closure of several of its casinos during 2018. The following is a summary of changes in and comparability of the casinos operated by CPL in 2018 and 2017.

•	The casino at the Marriott Hotel in Warsaw, Poland was operational for the full years ended December 31, 2018, 2017 and 2016.
•

The casino at the LIM Center in Warsaw, Poland closed in May 2017. The license was transferred to the Hilton Warsaw Hotel and Convention Centre in Warsaw, Poland, which has been operating since June 2017.

•	The casino at the Dwor Kosciuszko Hotel in Krakow, Poland closed in March 2018. CPL was awarded a new license for this city and the casino opened in July 2018.
•	The casino at the Manufaktura Entertainment Complex in Lodz, Poland closed in February 2018. CPL was awarded a new license for this city and the casino opened in August 2018.
•	The casino at the Hotel Andersia in Poznan, Poland closed in April 2018. CPL was not awarded a new license for this city.
•	The casino at the Hotel Plock in Plock, Poland closed in February 2018. CPL was not awarded a new license for this city.
•	The casino at the HP Park Plaza Hotel in Wroclaw, Poland closed in June 2017. CPL was awarded a new license for this city and the casino opened in April 2018.
•	The casino at the Altus Building in Katowice, Poland closed in July 2016. CPL was awarded a new license for this city and the casino opened in May 2018.
•	The casino at the Hotel President in Bielsko-Biala, Poland opened in January 2018.

For the year ended December 31, 2018, we estimate that the closures of four of the casinos listed above decreased CPL’s net operating revenue by PLN 35.2 million ($9.8 million based on the average exchange rate for the year ended December 31, 2018), net income attributable to Century Casinos, Inc. shareholders by PLN 7.4 ($2.1 million based on the average exchange rate for the year ended December 31, 2018), and Adjusted EBITDA by PLN 12.0 ($3.3 million based on the average exchange rate for the year ended December 31, 2018).

In April 2019, CPL will transfer one of its two casino licenses at the Marriott Hotel in Warsaw to the Hilton Hotel in Warsaw. CPL also is expanding the gaming floor at the Marriott Hotel by adding an additional six table games utilizing its new casino license awarded in July 2018 to operate the Marriott Hotel. See “Overview of Operations – Poland” in Item 1, “Business” of this report for more information.

Effective April 2017, the Polish gaming laws permit online gaming and slot arcades operated through a state run company. The first slot arcades opened in Poland in June 2018 and online gaming began in December 2018. We have not experienced a negative impact to our results of operations in Poland from slot arcades or online gaming; however, increased competition could occur and adversely affect our results of operations in the future.

Years ended December 31, 2018 and 2017

The following discussion highlights results for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Results in US dollars were impacted by a 4.4% exchange rate increase in the average rate between the US dollar and Polish zloty for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Revenue Highlights

	In PLN		In US dollars
•

Net operating revenue increased by PLN 21.2 million, or 9.4%, due to additional gaming revenue from the casinos that opened in 2018 as described above, which was offset in part by reduced gaming revenue from the casinos that closed permanently in 2018. A large portion of the increase in revenue was due to the operation of the casino at the Hilton Warsaw Hotel for the full year 2018 compared to seven months in 2017.

		•	Net operating revenue increased by $8.4 million, or 14.1%.

Operating Expense Highlights

	In PLN		In US dollars
•

Operating expenses increased by PLN 31.2 million, or 14.5%, primarily due to increased gaming-related expenses as a result of increased gaming revenue, increased payroll costs, as well as additional rent costs to maintain casino space and additional payroll costs to retain employees while licensing decisions were pending. The closures of the Poznan and Plock casinos resulted in additional expenses of PLN 2.4 million ($0.7 million based on the exchange rate in effect on December 31, 2018) during 2018.

		•	Operating expenses increased by $10.9 million, or 19.0%.

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

Results in US dollars were impacted by a 4.3% exchange rate increase in the average rate between the US dollar and Polish zloty for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenue Highlights

	In PLN		In US dollars
•

Net operating revenue increased by PLN 9.0 million, or 4.1%, due to increased gaming revenue offset by increased promotional allowances. Revenue increased at all locations in Poland. However, the increases were offset by decreased revenue at our closed casino locations in Wroclaw, Katowice, Sosnowiec and the LIM Center in Warsaw. Our casinos in Warsaw continued to generate the majority of revenue for CPL. In 2017, the table hold percentage, which represents the percentage of PLN bet that we retained, decreased 24%, primarily related to fourth quarter table game results at our Warsaw casinos.

		•	Net operating revenue increased by $4.9 million, or 8.9%.

Operating Expense Highlights

	In PLN		In US dollars
•

Operating expenses increased by PLN 19.8 million, or 10.1%, primarily due to increased gaming-related expenses of PLN 3.1 million, payroll costs of PLN 10.1 million and increased marketing expenses of PLN 1.5 million. In addition, we had a PLN 0.5 million impairment on leasehold improvements at the LIM Center casino. Payroll costs increased as the result of salary increases and additional payroll expenses related to increased staff required to operate the casino at the Hilton Warsaw Hotel.

		•	Operating expenses increased by $7.7 million, or 15.6%.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Corporate and Other
	For the year
	ended December 31,			2018/2017		2017/2016
Amounts in thousands	2018	2017	2016	$ Change	% Change	$ Change	% Change
Gaming	$4,806	$3,215	$2,157	$1,591	49.5%	$1,058	49.0%
Food and Beverage Revenue	501	—	—	501	100.0%	—	—
Other Revenue	578	1,209	1,815	(631)	(52.2%)	(606)	(33.4%)
Gross Revenue	5,885	4,424	3,972	1,461	33.0%	452	11.4%
Less Promotional Allowances (1)	—	(37)	—	(37)	(100.0%)	37	100.0%
Net Operating Revenue	5,885	4,387	3,972	1,498	34.1%	415	10.4%
Gaming Expenses	(3,694)	(2,487)	(1,898)	1,207	48.5%	589	31.0%
Food and Beverage Expenses	(595)	—	—	595	100.0%	—	—
General and Administrative Expenses	(11,875)	(9,713)	(8,828)	2,162	22.3%	885	10.0%
Total Operating Costs and Expenses	(17,109)	(12,566)	(11,108)	4,543	36.2%	1,458	13.1%
Earnings from Equity Investment	23	—	—	23	100.0%	—	—
Losses from Operations	(11,201)	(8,179)	(7,136)	(3,022)	(36.9%)	(1,043)	(14.6%)
Income Tax Benefit	2,722	1,964	2,089	758	38.6%	(125)	(6.0%)
Net Loss Attributable to Non-controlling Interests	35	—	—	35	100.0%	—	—
Net Loss Attributable to Century Casinos, Inc. Shareholders	(8,541)	(6,171)	(5,044)	(2,370)	(38.4%)	(1,127)	(22.3%)
Adjusted EBITDA	$(9,096)	$(6,496)	$(5,836)	$(2,600)	(40.0%)	$(660)	(11.3%)

(1)

See Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”  of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

Years ended December 31, 2018 and 2017

We began operating the ship-based casino onboard the Mein Schiff 6 in May 2017. The concession agreement to operate the ship-based casino onboard the Mein Schiff 1 ended in April 2018 when the vessel was transferred to another cruise line. The Mein Schiff 1 contributed $0.1 million in net operating revenue and less than $0.1 million in net income attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2018. The concession agreements to operate the ship-based casinos onboard the Marella Discovery and Wind Star ended in October 2018 and November 2018, respectively. The Marella Discovery contributed $0.3 million in net operating revenue and less than ($0.1) million in net losses attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2018 and the Wind Star contributed less than $0.1 million in net operating revenue and less than ($0.1) million in net losses attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2018.

The casino at CCB opened in May 2018.

In April 2018, CRM purchased a 51% ownership interest in GHL. GHL entered into agreements with MCL, the owner of a small hotel and entertainment and gaming club in the Cao Bang province of Vietnam, under which GHL manages MCL and owns 9.21% of its outstanding shares. We consolidate GHL as a majority-owned subsidiary for which we have a controlling financial interest and account for GHL’s interest in MCL as an equity investment. GHL is included in the Corporate Other operating segment.

The following discussion highlights results for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other decreased by ($1.3) million, or (29.2%), due to decreased revenue of ($0.4) million due to the termination of the consulting agreement with Norwegian in May 2017; decreased revenue from the termination of the management agreement for the casino at the Hilton Aruba Caribbean Resort & Casino in November 2017; decreased revenue from the concession agreements that ended in 2018, as described above; and decreased revenue from fewer sailing days for the Glory Sea.

•	Net operating revenue for CCB was GBP 2.1 million. In US dollars, net operating revenue was $2.7 million.

Operating Expense Highlights

•

Total operating costs and expenses for Cruise Ships & Other decreased by ($0.9) million, or (24.9%), primarily due to decreased operating expenses from the concession agreements that ended in 2018 and decreased expenses from fewer sailing days for the Glory Sea.

•

Operating expenses for CCB were GBP 4.0 million. In US dollars, operating expenses were $5.3 million. Prior to the opening of the casino, during 2017, CCB had operating expenses of GBP 0.2 million, which were $0.3 million in US dollars.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by ($0.3) million, or (3.8%), for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to increased general and administrative expenses. This increased the net loss attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2018.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Years ended December 31, 2017 and 2016

The following discussion highlights results for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other increased by $0.4 million, or 10.4%, due to a full year of revenue from the Mein Schiff 5, Marella Discovery and Glory Sea, which increased revenue by $0.7 million and revenue from the Mein Schiff 6 of $0.2 million. The increased gaming revenue was offset by decreased revenue of ($0.6) million due to the termination of the consulting agreement with Norwegian in May 2017.

Operating Expense Highlights

•

Total operating costs and expenses for Cruise Ships & Other increased by $0.7 million, or 20.9%, primarily due to a full year of operations onboard the Mein Schiff 5, Marella Discovery and Glory Sea, the operation of the Mein Schiff 6, as well as the $0.3 million charged to operating costs and expenses related to the termination of the cooperation agreement with Dynamic Partners International, Ltd. regarding the operations of the ship-based casino onboard Glory Sea.

Losses from operations attributable to CCB were ($0.3) million for the year ended December 31, 2017.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by ($0.5) million, or (6.7%), for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to increased payroll and travel costs as well as the acquisition costs related to CCB. This increased the net loss attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2017.

The net loss attributable to Century Casinos, Inc. shareholders from the Corporate and Other segment was also impacted by the release of our $5.7 million US valuation allowance on our US deferred tax assets, resulting in a tax benefit for the year ended December 31, 2017. The tax benefit from the release of the US valuation allowance was offset by increased tax expense of $5.4 million resulting from the tax law changes made in the Tax Act that became effective in the 2017 tax year, as discussed further in Taxes below.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2018, 2017 and 2016 was as follows:

	For the year ended December 31,			2018/2017		2017/2016
Amounts in thousands	2018	2017	2016	$ Change	% Change	$ Change	% Change
Interest Income	$103	$92	$72	$11	12.0%	$20	27.8%
Interest Expense	(4,217)	(3,661)	(3,160)	556	15.2%	501	15.9%
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	578	1,405	2,523	(827)	(58.9%)	(1,118)	(44.3%)
Non-Operating (Expense)	$(3,536)	$(2,164)	$(565)	$(1,372)	(63.4%)	$(1,599)	(283.0%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our third amended and restated credit agreement with the Bank of Montreal (the “BMO Credit Agreement”), the fair value adjustments for our interest rate swap agreements, our CPL and CCB borrowings, our capital lease agreements and interest expense related to CDR’s land lease.

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $0.6 million and $2.2 million was received by CDR for the years ended December 31, 2017 and 2016, respectively, related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. There was no cost recovery income received by CDR for the year ended December 31, 2018.

Taxes

Our income tax expense by jurisdiction is summarized in the table below:

Amounts in	For the year			For the year			For the year
thousands	ended December 31, 2018			ended December 31, 2017			ended December 31, 2016
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
United States	$1,329	$694	52.2%	$1,059	$497	46.9%	$138	$85	61.7%
Canada	7,410	1,573	21.2%	8,460	2,169	25.6%	9,889	149	1.5%
Poland	660	606	91.8%	3,096	1,394	45.0%	5,523	1,264	22.9%
United Kingdom	(3,104)	(696)	22.4%	(312)	(25)	8.0%	—	—	—
Mauritius*	(244)	23	(9.4%)	241	6	2.5%	480	11	2.3%
Austria	(60)	(283)	(471.7%)	(93)	519	(558.1%)	(430)	278	(64.7%)
Hong Kong	(68)	—	—	—	—	—	—	—	—
Total	$5,923	$1,917	32.4%	$12,451	$4,560	36.6%	$15,600	$1,787	11.5%

*Ship-based casinos

Our worldwide effective income tax rate for 2018 was 32.4%. Our effective income tax rate for 2018 was impacted by the decrease of pre-tax income in Canada, Mauritius, Poland and the United Kingdom. The comparison of pre-tax income of $5.9 million for the year ended December 31, 2018, compared to pre-tax income of $12.5 million for the year ended December 31, 2017, should be considered when comparing tax rates year-over-year. The blended corporate income tax rate in the United States for 2018 was 24.66%. The effective tax rate in the United States for 2018 was 52.2% due to permanent addbacks including the finalization of the accounting for the one-time transition tax, under the Tax Act, current tax on global intangible-low taxed income (“GILTI”) and nondeductible stock option expense. A substantial portion of our earnings are from Canada, which has a 27% income tax rate; the effective tax rate in Canada of 21.2% for 2018 was due primarily to the impact of foreign currency exchange rates. Another substantial portion of our earnings are from Poland, which has a 19% income tax rate. The effective tax rate in Poland of 91.8% for 2018 was due to nondeductible payments to certain governing authorities, contingent liability settlements, as well as meals, entertainment, gifts and giveaways. A portion of our earnings are from the U.K., where the income tax rate is 19%. The effective tax rate in the U.K. of 22.4% is due to nondeductible initial startup fees and exchange rate differences. The income tax rate for our earnings from Mauritius is 3%; the effective tax rate of (9.4%) for 2018 was due to various permanent addbacks. A portion of our earnings are from Austria, which has a 25% income tax rate, and due primarily to the impact of foreign currency exchange rates, the effective tax rate in Austria for 2018 was (471.7%). A portion of our earnings are from Hong Kong, which has a 16.5% income tax rate. Because all earnings were derived from outside sources that were not subject to the jurisdiction’s tax, the effective income tax rate is 0.0%. The movement of exchange rates for intercompany loans denominated in US dollars further impacts the effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the overall effective income tax rate was significantly impacted in 2018 and can be significantly impacted by foreign currency gains or losses in the future.

The Tax Act, which was enacted on December 22, 2017, included significant changes to the Internal Revenue Code including, among other items, a reduction of the federal corporate tax rate from 35% to 21%, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and the creation of new taxes on certain foreign earnings. The Tax Act subjects a US stockholder to current tax on GILTI earned by certain foreign subsidiaries. In addition, the Tax Act provides for foreign derived intangible income ("FDII") to be taxed at a lower effective rate than the statutory rate by allowing a tax deduction against the income. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to recognize the current tax on GILTI as an expense in the period the tax is incurred. See Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for more discussion of provisional amounts related to the Tax Act.

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

As of December 31, 2018, our total debt under bank borrowings and other agreements net of $0.5 million related to deferred financing costs was $59.5 million, of which $42.0 million was long-term debt and $17.5 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, the CPL credit facilities, the CCB loan agreement and capital lease agreements. A principal amount of approximately CAD 16.1 million ($11.8 million based on the exchange rate in effect on December 31, 2018) under our BMO Credit Agreement is due in August 2019 and is presented in the current portion of long-term debt. We intend to seek to refinance this portion of our BMO Credit Agreement and anticipate that the refinancing will be completed in the third quarter of 2019. There is no set repayment schedule for the CPL credit facilities, and we classify them as short-term debt due to the nature of the agreements. We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 7 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Net Debt was $14.4 million as of December 31, 2018 compared to ($17.7) million as of December 31, 2017, primarily due to the decrease in cash to $45.6 million at December 31, 2018 from $74.7 million at December 31, 2017 as a result of using $24.2 million to construct the Century Mile project. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” in Item 6, “Selected Financial Data” of this report.

The following table lists the 2019 maturities of our debt:

Amounts in thousands
Bank of Montreal	Casinos Poland Credit Agreements	Casinos Poland Credit Facility	Century Casino Bath Credit Agreement	Century Downs Land Lease	Capital Leases	Total
$15,679	$522	$647	$511	$—	$123	$17,482

A loan agreement with UniCredit Bank Austria AG for a revolving line of credit is not included in the table above because no amounts were borrowed as of December 31, 2018.

Cash Flows

Cash, cash equivalents and restricted cash totaled $45.6 million and working capital (current assets minus current liabilities) was  $5.0 million at December 31, 2018 compared to cash, cash equivalents and restricted cash of $76.4 million and working capital of $49.9 million at December 31, 2017, and cash, cash equivalents and restricted cash of $39.0 million and working capital of $17.3 million at December 31, 2016. The decrease in cash, cash equivalents and restricted cash from December 31, 2017 to December 31, 2018 is due to  $40.0 million for the construction of the Century Mile project, $16.8 million of cash used to purchase property and equipment, $0.3 million for CRM’s purchase of its ownership interest in GHL, net of cash acquired, $0.6 million for GHL’s purchase of its ownership interest in MCL, a $0.6 million distribution to non-controlling interests, $0.4 million in deferred financing payments, $0.3 million in principal repayments of capital lease agreements and $2.0 million in exchange rate changes, offset by $22.3 million of cash provided by operating activities, $8.2 million in principal borrowings net of repayments, $0.3 million in proceeds from the exercise of stock options and less than $0.1 million in proceeds from the sale of assets.

Net cash provided by operating activities was $22.3 million, $19.4 million and $22.3 million in 2018,  2017 and 2016, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings from operations.

Net cash used in investing activities of $57.7 million for the year ended December 31, 2018 consisted of $40.0 million for construction costs related to the Century Mile project; $7.8 million for the Century Casino Bath project; $5.1 million in leasehold improvements at the new casinos in Poland and additional assets for the casinos in Poland; $0.8 million in racetrack improvements and a barn at CDR; $0.6 million in slot machines for CTL and CRC; $0.2 million in carpet replacement at CTL and CRC; $0.1 million in surveillance system upgrades at CAL; $2.4 million in other fixed asset additions at our properties; $0.3 million for CRM’s purchase of its ownership interest in GHL, net of cash acquired; and $0.6 million for GHL’s purchase of its ownership interest in MCL, offset by less than $0.1 million in proceeds from the disposition of assets.

Net cash used in investing activities of $13.0 million for the year ended December 31, 2017 consisted of $4.3 million for the Century Mile project; $0.1 million for the Palace Hotel renovation project at CRC, which was placed on hold during the first quarter of 2017; $0.3 million to purchase slot machines for CTL and CRC; $0.1 million for the CRA casino renovation; $0.5 million for bowling lane renovations and a miniature golf course at CAL; $0.8 million for a parking lot and thoroughbred infrastructure at CDR; $0.1 million in new carpet for the gaming floor at CSA; $2.1 million in leasehold improvements, gaming and other equipment at the Hilton Hotel Warsaw and new CPL locations in Katowice and Wroclaw; $0.5 million in gaming equipment upgrades at various CPL casinos; $1.2 million for the CCB leasehold renovations; $0.2 million for equipment for the Mein Schiff 6; $0.9 million in other fixed asset additions at our properties, a $1.5 million payment related to a working capital adjustment for the Apex Acquisition and $0.4 million related to the acquisition of casino licenses for CCB, offset by less than $0.1 million in proceeds from the disposition of fixed assets.

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

Net cash provided by financing activities of $7.2 million for the year ended December 31, 2018 consisted of $8.2 million received from borrowings net of principal repayments and $0.3 million from the exercise of stock options, offset by $0.3 million of principal repayments for capital leases, $0.4 million deferred financing costs paid and $0.6 million in distributions to non-controlling interests in CBS and CPL.

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

Net cash provided by financing activities of $15.6 million for the year ended December 31, 2016 consisted of $22.8 million received from borrowings under our BMO Credit Agreement for the Apex Acquisition and $0.1 million from the exercise of stock options, offset by $4.8 million of principal repayments, $0.4 million of principal repayments for capital leases, $0.3 million deferred financing costs paid and $1.9 million in distributions to non-controlling interests in CDR and CPL.

Tax Act

The Tax Act, which was enacted on December 22, 2017, made significant changes to the Internal Revenue Code effective for 2018, although certain provisions affected our 2017 financial results. The changes impacting our 2018 results include, but are not limited to, the reduction in the US federal corporate income tax rate from 35% to 21%, the tax on GILTI, and the FDII deduction.  While we believe that we have made reasonable estimates of the impact of the US corporate income tax rate reduction, GILTI and the FDII, these estimates could change as we continue to analyze IRS guidance related to the Tax Act as it is released.

During 2018, the Company completed its accounting of the one-time transition tax on undistributed and previously untaxed post-1986 foreign earnings and profits imposed by the Tax Act.  The Tax Act permits a company to pay the one-time transition tax over eight years on an interest free basis.  The Company paid $0.6 million of the transition tax in 2018. The remaining cash payments due related to the transition tax total $0.9 million as set forth in the Contractual Obligations and Contingencies table below.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock in 2018,  2017 or 2016. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2018. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity, Short-Term Liquidity

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

We believe that our cash at December 31, 2018, as supplemented by cash flows from operations, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. As discussed above, we will need to refinance approximately CAD 16.1 million ($11.8 million based on the exchange rate in effect on December 31, 2018) of the current portion of our BMO Credit Agreement prior to maturity in August 2019. We have been successful in refinancing and expanding our available borrowing capacity under the BMO Credit Agreement since its inception in 2012, and we anticipate being able to refinance this debt. We expect that the primary sources of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement and other credit arrangements. As of December 31, 2018, we had approximately CAD 26.1 million ($19.1 million based on the exchange rate in effect on December 31, 2018) available under the BMO Credit Agreement and $11.9 million available for borrowing under other credit arrangements. See Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information regarding our credit arrangements and the amounts available under those arrangements.  In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, completion of the construction of Century Mile, an expansion at CRC to provide additional hotel rooms for our existing casino and hotel, and other potential new projects, including acquisitions. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

We estimate that the Century Mile project will cost approximately CAD 61.5 million ($45.1 million based on the exchange rate in effect on December 31, 2018). We have used $24.2 million of the net proceeds from the common stock offering for construction of the Century Mile project. The balance of the Century Mile project is being financed with the BMO Credit Agreement, which was amended in August 2018 to add additional borrowing capacity of CAD 33.0 million ($24.2 million based on the exchange rate in effect on December 31, 2018), and with available cash.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations either for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the US through debt or equity issuances. Under the newly-enacted Tax Act, a cash dividend from a foreign subsidiary to its US parent would generally be exempt from US income taxation. We estimate that approximately $25.8 million of our total $45.6 million in cash and cash equivalents at December 31, 2018 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Contractual Obligations and Contingencies

The following table summarizes our future commitments and contingency payments as of December 31, 2018.

		Payments due by Period
Amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Recorded contractual obligations and contingencies:
Long-term debt (1)	$45,540	$17,359	$18,313	$1,916	$7,952
Capital lease obligations	188	123	64	1	—
Other contingencies (2)	829	—	—	—	—
Unrecorded contractual obligations and contingencies:
Estimated interest payments - long-term debt (3)	53,653	4,585	7,634	7,244	34,190
Operating leases (4)	51,730	4,079	5,531	5,346	36,774
US Tax Act obligations (5)	948	—	—	233	715
Purchase obligations (6)	2,925	355	2,570	—	—
Contractual obligations	$155,813	$26,501	$34,112	$14,740	$79,631

(1)

Represents principal payments only, and excludes any fair market value adjustments recorded in long-term debt under derivative and hedge accounting rules. These amounts do not reflect the impact of future foreign exchange rate changes. Payments due in less than one year represent the portion of the BMO Credit Agreement expiring in August 2019. Payments due in one to three years represent the portion of the BMO Credit Agreement expiring in September 2021. We currently intend to seek to extend the term of the BMO Credit Agreement or otherwise refinance the portion of the loan expiring in 2019.  The CDR land lease is excluded from long-term debt because we are not obligated to purchase the land. The CDR land lease is accounted for using the financing method, and no principal payments will be made unless the land is purchased. The first option to purchase the land at fair market value is July 1, 2023. See Notes 7 and 12 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(2)

Estimated contingencies related to the CPL contingent liability are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 14 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(3)

Estimated interest payments are based on principal amounts and expected maturities of long-term debt outstanding as of December 31, 2018 and management’s forecasted rates for our BMO Credit Agreement, CDR land lease, CPL credit agreements and CCB credit agreement. Estimated interest payments do not reflect the impact of future foreign exchange rate changes. Fixed payments related to the CDR land lease are presented as if we do not elect the purchase options. The table above excludes the variable payments related to the CDR land lease.

(4)	Operating leases do not include month-to-month lease agreements.
(5)

Amounts reflect remaining cash payments due for the transition tax. The next payment is due April 15, 2023. See Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional discussion of the effects of the Tax Act.

(6)

Amounts reflect purchase obligations related to the MCL agreement. See Note 4 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional discussion of the MCL investment.

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

Property and Equipment  - We have significant capital invested in our property and equipment, which represented approximately 67% of our total assets as of December 31, 2018. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2018, we believe that our investments in property and equipment are recoverable. For the year ended December 31, 2017, we wrote down the leasehold improvements at Casinos Poland’s LIM Center casino due to the transfer of the license to the Hilton Warsaw casino and charged $0.1 million to operating costs and expenses. For the year ended December 31, 2016, we wrote down the leasehold improvements at Casinos Poland’s Katowice casino based on the loss of the license for that location and charged $0.4 million to operating costs and expenses.

Goodwill - We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. Our reporting units with goodwill balances as of December 31, 2018 include CRA, CSA, CDR and CPL. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values.  If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill were recorded for the years ended December 31, 2018,  2017 and 2016. As of December 31, 2018, the fair value of our goodwill at our CSA reporting unit was 9% in excess of its related carrying value. Goodwill related to our CSA reporting unit was $3.4 million as of December 31, 2018. Key assumptions in the valuation of goodwill at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

Intangible Assets - Identifiable intangible assets include trademarks and casino licenses. Our trademarks, CDR’s licenses issued by the AGLC and HRA, CSA’s license issued by the AGLC and CCB’s licenses issued by the Great Britain Gambling Commission are indefinite-lived intangible assets and therefore are not amortized. We test our trademarks and indefinite-lived licenses for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. We test for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, we would recognize an impairment charge equal to the difference. No impairment charges related to our trademarks or indefinite-lived licenses were recorded for the years ended December 31, 2018,  2017 and 2016. Our casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives. CPL licenses are evaluated for impairment annually or more frequently if necessary. There were no impairment charges recorded for the years ended December 31, 2018,  2017 and 2016. As of December 31, 2018, the fair value of our indefinite-lived intangible assets at our CSA reporting unit was  17% in excess of its related carrying value. Intangible assets related to our CSA reporting unit were $9.0 million as of December 31, 2018. Key assumptions in the valuation of intangible assets at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

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

The Tax Act, enacted on December 22, 2017, made significant changes to the Internal Revenue Code effective for 2018, although certain provisions affected our 2017 financial results. The changes impacting our 2017 results included the write-down of net deferred tax assets resulting from the reduction in the US federal corporate income tax rate from 35% to 21%, which impacted the 2018 income tax expense by less than $0.1 million, and imposing a one-time transition tax on certain unremitted earnings of foreign subsidiaries, which impacted the 2018 income tax expense by $0.4 million. Due to the complexities involved in accounting for the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the income tax effects of the Tax Act. SAB 118 provided a measurement period that could not extend beyond one year from the Tax Act enactment date to complete the accounting for the impact of the Tax Act. SAB 118 allowed us to provide provisional estimates of the impact of the Tax Act in our financial statements for the year ended December 31, 2017. As of December 31, 2018, we have now completed our accounting for these amounts recorded in the 2017 financial statements and recognized adjustments of $0.4 million to the provision amounts, which are included as a component of income tax expense in our consolidated statement of earnings for the year ended December 31, 2018.

Additionally, the Tax Act created a new requirement that certain income, such as GILTI, earned by  a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s US shareholder, effective in 2018. Under US GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of our deferred taxes (the “deferred method”). We have elected to account for GILTI in the year the tax is incurred as a period expense and recorded a net tax expense of less than $0.1 million for the year ended December 31, 2018. Additionally, the Tax Act provides US companies with a new permanent deduction of 37.5% for FDII. We recorded a tax benefit of less than $0.1 million related to the FDII deduction for the year ended December 31, 2018.

Our undistributed foreign earnings were subject to the one-time transition tax for the year ended December 31, 2017.  We continue to consider our foreign earnings indefinitely reinvested. Based on our capital, debt and liquidity position, there is no expected need for cash repatriation from foreign subsidiaries, and all cash held in foreign jurisdictions is considered permanently reinvested. These foreign earnings could become subject to additional taxes, such as withholding taxes and local country taxes, if they are repatriated to the United States.

See Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional discussion of the Tax Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2018. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $59.5 million face value of debt outstanding as of December 31, 2018, $0.2 million is fixed-rate capital lease agreements, $18.1 million is fixed-rate debt using interest rate swap agreements and $41.2 million is variable-rate debt. Each one percentage point change associated with the variable rate debt would result in a $0.3 million change to our annual cash interest expenses.

As of December 31, 2018,  our  three interest rate swap agreements totaled  $18.1 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Foreign Currency Exchange Risk

As a result of our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have significant assets and liabilities denominated in foreign currencies. Therefore, our earnings experience volatility related to movements in foreign currency exchange rates. We have not hedged against foreign currency exchange rate changes related to our international operations. Our foreign subsidiaries transact in their local currencies and hold the majority of their assets and liabilities in their local currency.

The majority of our foreign currency exposure is related to the US dollar versus the Canadian dollar and the Polish zloty. The assets and liabilities of our foreign subsidiaries that are measured in foreign currencies are translated at the applicable period-end exchange rate on our consolidated balance sheets. The resulting translation adjustment is included in accumulated other comprehensive loss as a component of shareholders’ equity. During the years ended December 31, 2018 and 2017, the change in the relative value of the US dollar against all foreign currencies in which our foreign subsidiaries operate resulted in a $9.0 million increase and a $7.9 million decrease in accumulated other comprehensive loss within shareholder’s equity, respectively.

We translate revenue and expenses at each period’s average exchange rate on our consolidated statement of earnings and the gains and losses from translation are included in the results of operations as incurred.  A depreciation in the value of the US dollar in relation to all foreign currencies in which our foreign subsidiaries operate would increase the earnings from our foreign operations when translated into US dollars. The timing of the changes in the relative value of the US dollar combined with the operations that are impacted by that change can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our earnings from operations. In 2018, earnings from operations were $9.5 million. As of December 31, 2018, a 10% depreciation in the value of the US dollar relative to the Canadian dollar and the Polish zloty would have resulted in an increase in earnings from operations of $1.7 million.

Our debt is maintained at the local level in the local currencies of our subsidiaries and is primarily denominated in Canadian dollars.  As of December 31, 2018, we had CAD 75.0 million ($55.0 million based on the exchange rate in effect on December 31, 2018) of debt, which included debt under the BMO Credit Agreement, CDR land lease and capital lease agreements.  As of December 31, 2018, a weakening of the US dollar by 10% would have resulted in an increase in the translated balance of our debt denominated in Canadian dollars to US dollars by $6.1 million. In addition, as of December 31, 2018, a weakening of the US dollar by 10% would result in an increase in the value of payments made on that debt when translated to US dollars by $0.6 million.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. Based on such evaluation, our principal executive officers and principal financial/accounting officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Century Casinos, Inc.

Colorado Springs, Colorado

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Century Casinos, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 8, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 8, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our Co-Chief Executive Officers and our Principal Financial/Accounting Officer. A complete text of this Code of Business Conduct and Ethics is available on our web site (www.cnty.com/corporate/corporate-governance/corporate-governance). Any future amendments to or waivers of the Code of Business Conduct and Ethics will be posted to the Corporate Governance section of our web site.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2018 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,575,670 (2)	5.02 (3)	3,191,030
Equity compensation plans not approved by security holders	—	—	—
Total	1,575,670	$5.02	3,191,030

(1)

These plans consist of the 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which expired in June 2015, and the 2016 Equity Incentive Plan (the “2016 Plan”), which was approved by our stockholders in June 2016.

(2)

As of December 31, 2018, there were (i) 1,266,700 shares of our common stock issuable upon exercise of outstanding options issued under the 2005 Plan and (ii) 308,970 performance stock units (the “PSUs”) issued under the 2016 Plan that, if and when vested, will be settled in shares of our common stock. The amount reported in the table assumes target level performance for the PSUs. Assuming maximum level performance for the PSUs, the number of shares of common stock would increase by 308,970.

(3)	The weighted-average exercise price relates only to outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

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

10.8E

Third Amended and Restated Credit Agreement, dated June 30, 2018, by and among Century Resorts Alberta, Inc., Century Casino St. Albert Inc., Century Mile Inc. and Bank of Montreal, is hereby incorporated by reference to the Company's Current Report on Form 8-K filed on August 28, 2018.

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

10.14*	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
10.15

Share Purchase Agreement relating to Saw Close Casino Limited, by and among Century Casinos Europe GmbH, Global Gaming Ventures (Group) Limited, Saw Close Casino Limited and Anthony Wollenberg, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2017.

10.16

Loan Agreement dated, August 13, 2018, by and among Century Resorts Management GmbH, Century Casinos, Inc. and UniCredit Bank Austria AG is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018.

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

Date: March 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2019.

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
Colorado Springs, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Denver, Colorado

March 8,  2019

We have served as the Company's auditor since 2013.

-F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$45,575	$74,677
Receivables, net	6,035	6,281
Prepaid expenses	1,650	1,482
Inventories	898	740
Restricted cash	—	1,023
Other current assets	816	118
Total Current Assets	54,974	84,321

Property and equipment, net	187,017	152,778
Goodwill	13,993	15,162
Deferred income taxes	1,545	1,522
Casino licenses	14,628	15,065
Trademarks	1,730	1,859
Cost investment	1,000	1,000
Equity investment	659	—
Deposits and other	3,279	3,169
Total Assets	$278,825	$274,876

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,482	$5,697
Accounts payable	3,304	4,765
Accrued liabilities	15,664	10,434
Accrued payroll	7,171	6,894
Taxes payable	5,570	4,815
Contingent liability (Note 14)	829	1,833
Total Current Liabilities	50,020	34,438

Long-term debt, net of current portion and deferred financing costs (Note 7)	42,041	51,016
Taxes payable and other	3,381	2,104
Total Liabilities	95,442	87,558
Commitments and Contingencies (Note 14)

See notes to consolidated financial statements.

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2018	2017
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,439,179 and 29,359,820 shares issued and outstanding	294	294
Additional paid-in capital	114,214	113,068
Retained earnings	76,056	72,662
Accumulated other comprehensive loss	(14,243)	(6,127)
Total Century Casinos, Inc. shareholders' equity	176,321	179,897
Non-controlling interests	7,062	7,421
Total Equity	183,383	187,318
Total Liabilities and Equity	$278,825	$274,876

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2018	2017	2016
Operating revenue:
Gaming	$140,301	$137,871	$123,355
Hotel	1,986	1,943	1,906
Food and beverage	15,742	14,513	12,500
Other	10,909	10,128	10,416
Operating revenue	168,938	164,455	148,177
Less: Promotional allowances (1)	—	(10,386)	(8,943)
Net operating revenue	168,938	154,069	139,234
Operating costs and expenses:
Gaming	73,328	66,364	58,928
Hotel	727	660	541
Food and beverage	15,854	12,959	10,945
General and administrative	60,194	50,526	44,306
Depreciation and amortization	9,399	8,945	8,349
Total operating costs and expenses	159,502	139,454	123,069
Earnings from equity investment	23	—	—
Earnings from operations	9,459	14,615	16,165
Non-operating income (expense):
Interest income	103	92	72
Interest expense	(4,217)	(3,661)	(3,160)
Gain on foreign currency transactions, cost recovery income and other	578	1,405	2,523
Non-operating (expense) income, net	(3,536)	(2,164)	(565)
Earnings before income taxes	5,923	12,451	15,600
Income tax expense	(1,917)	(4,560)	(1,787)
Net earnings	4,006	7,891	13,813
Net earnings attributable to non-controlling interests	(612)	(1,632)	(4,598)
Net earnings attributable to Century Casinos, Inc. shareholders	$3,394	$6,259	$9,215

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.12	$0.25	$0.38
Diluted	$0.11	$0.24	$0.37
Weighted average shares outstanding - basic	29,401	25,068	24,435
Weighted average shares outstanding - diluted	29,962	25,559	24,668

(1)	See Note 2, “Significant Accounting Policies,” of the consolidated financial statements for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the year
	ended December 31,
Amounts in thousands	2018	2017	2016

Net earnings	$4,006	$7,891	$13,813

Other comprehensive (loss) income
Foreign currency translation adjustments	(8,960)	7,944	(390)
Other comprehensive (loss) income	(8,960)	7,944	(390)
Comprehensive (loss) income	$(4,954)	$15,835	$13,423

Comprehensive (loss) income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(612)	(1,632)	(4,598)
Foreign currency translation adjustments	844	(1,462)	464
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(4,722)	$12,741	$9,289

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT January 1, 2016	24,414,083	$244	$77,318	$(12,683)	$57,171	$122,050	$4,737	$126,787
Net earnings	—	—	—	—	9,215	9,215	4,598	13,813
Foreign currency translation adjustment	—	—	—	74	—	74	(464)	(390)
Amortization of stock-based compensation	—	—	759	—	—	759	—	759
Distribution to non-controlling interest	—	—	—	—	—	—	(2,483)	(2,483)
Exercise of stock options	37,499	1	97	—	—	98	—	98
BALANCE AT December 31, 2016	24,451,582	$245	$78,174	$(12,609)	$66,386	$132,196	$6,388	$138,584
Cumulative effect of accounting change (1)	—	—	(17)	—	17	—	—	—
Net earnings	—	—	—	—	6,259	6,259	1,632	7,891
Foreign currency translation adjustment	—	—	—	6,482	—	6,482	1,462	7,944
Amortization of stock-based compensation	—	—	669	—	—	669	—	669
Distribution to non-controlling interest	—	—	—	—	—	—	(2,061)	(2,061)
Incremental direct costs of common stock issuance	4,887,500	49	34,210	—	—	34,259	—	34,259
Exercise of stock options	20,738	—	32	—	—	32	—	32
BALANCE AT December 31, 2017	29,359,820	$294	$113,068	$(6,127)	$72,662	$179,897	$7,421	$187,318
Net earnings	—	—	—	—	3,394	3,394	612	4,006
Foreign currency translation adjustment	—	—	—	(8,116)	—	(8,116)	(844)	(8,960)
Amortization of stock-based compensation	—	—	868	—	—	868	—	868
Distribution to non-controlling interest	—	—	—	—	—	—	(572)	(572)
Fair value of non-controlling interest	—	—	—	—	—	—	445	445
Incremental direct costs of common stock issuance	—	—	(59)	—	—	(59)	—	(59)
Exercise of stock options	79,359	—	337	—	—	337	—	337
BALANCE AT December 31, 2018	29,439,179	$294	$114,214	$(14,243)	$76,056	$176,321	$7,062	$183,383

(1)

Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-09. See Note 2 of the consolidated financial statements for further details on the adoption of this accounting standard.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2018	2017	2016

Cash Flows from Operating Activities:
Net earnings	$4,006	$7,891	$13,813
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,399	8,945	8,349
Loss on disposition of fixed assets	1,299	767	330
Adjustment of contingent liability (Note 14)	125	150	54
Unrealized loss (gain) on interest rate swaps	87	(413)	(79)
Amortization of stock-based compensation expense	868	669	759
Amortization of deferred financing costs	122	149	129
Deferred (benefit) taxes	(22)	183	(196)
Income from unconsolidated subsidiary	(23)	—	—
Changes in Operating Assets and Liabilities, Net of Acquisition:
Receivables, net	836	(1,449)	(1,417)
Prepaid expenses and other assets	(1,674)	(1,734)	(1,583)
Accounts payable	1,533	(531)	(196)
Accrued liabilities	4,189	2,896	2,540
Inventories	(202)	(127)	(1)
Other operating assets	—	—	(20)
Other operating liabilities	1,636	173	5
Accrued payroll	703	1,307	1,162
Taxes payable	446	1,410	(1,350)
Contingent liability payment	(999)	(840)	—
Net cash provided by operating activities	22,329	19,446	22,299

Cash Flows used in Investing Activities:
Purchases of property and equipment	(56,774)	(11,127)	(7,104)
Acquisition of Century Casino St. Albert (net of cash acquired)	—	(1,494)	(19,735)
Acquisition of Century Casino Bath licenses (Note 1)	—	(398)	—
Acquisition of Golden Hospitality Ltd., net of $0.2 million cash acquired (Note 4)	(337)	—	—
Investment in Minh Chau Ltd. (Note 4)	(640)	—	—
Proceeds from disposition of assets	19	23	10
Net cash used in investing activities	(57,732)	(12,996)	(26,829)

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
Amounts in thousands	2018	2017	2016

Cash Flows provided by Financing Activities:
Proceeds from borrowings	16,192	2,680	22,788
Principal payments	(8,339)	(5,686)	(5,165)
Payment of deferred financing costs	(395)	—	(266)
Distribution to non-controlling interest	(642)	(2,043)	(1,897)
Common stock issuance	—	34,259	—
Proceeds from exercise of stock options	337	32	97
Net cash provided by financing activities	7,153	29,242	15,557

Effect of Exchange Rate Changes on Cash	$(1,910)	$1,732	$(1,575)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(30,160)	$37,424	$9,452

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$76,444	$39,020	$29,568
Cash, Cash Equivalents and Restricted Cash at End of Period	$46,284	$76,444	$39,020

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,361	$5,187	$2,729
Income taxes paid	$2,794	$2,893	$4,051

Non-Cash Investing Activities:
Purchase of property and equipment on account	$2,563	$3,676	$479
Non-Cash Financing Activities:
Assets acquired under capital lease obligation	$—	$145	560
Distributions payable to non-controlling shareholders	$—	$604	$586

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is an international casino entertainment company. As of December 31, 2018, the Company owned casino operations in North America and England; was developing a racetrack and entertainment center (“REC”) in Edmonton, Canada; held a majority ownership interest in eight casino licenses throughout Poland; held a majority interest in a REC in Calgary, Canada, and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a hotel, entertainment and gaming club in Vietnam through a majority-owned subsidiary, and provided gaming services in Argentina.

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America and England:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada
•	The Century Casino St. Albert in St. Albert, Alberta, Canada
•	The Century Casino Calgary in Calgary, Alberta, Canada
•	The Century Casino & Hotel in Central City, Colorado
•	The Century Casino & Hotel in Cripple Creek, Colorado; and
•	The Century Casino Bath (formerly Saw Close Casino) in Bath, England (“CCB”)

In June 2017, the Company, through its subsidiary Century Resorts Management GmbH (formerly Century Casinos Europe GmbH) (“CRM”), acquired licenses held by Saw Close Casino Ltd. in Bath, England. The Company uses those licenses to operate Century Casino Bath, a 20,000 square foot casino that includes 60 slot and electronic roulette machines and 15 table games. The Company opened the casino in May 2018.

The Company currently has a controlling financial interest through its subsidiary CRM in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). As of December 31, 2018, CPL owned eight casino licenses and operated seven casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

•

The Company owns 75% of Century Bets! Inc. (“CBS” or “Century Bets”). CBS is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Rocky Mountain Turf Club (“RMTC”) owns the remaining 25% of CBS, which is reported as a non-controlling financial interest. CBS operates the pari-mutuel off-track betting network of southern Alberta.

The Company has the following concession, management and consulting service agreements:

•

As of December 31, 2018, the Company operated 11 ship-based casinos through concession agreements with three cruise lines. The concession agreements to operate the ship-based casinos onboard the Mein Schiff 1, Marella Discovery and Wind Star ended in April 2018, October 2018 and November 2018, respectively. The concession agreement to operate the ship-based casino onboard the Wind Spirit ended in January 2019.

-F10-

In March 2015, the Company mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate its concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”). The Company entered into a two-year consulting agreement, which became effective on June 1, 2015, under which the Company provided limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which was payable $250,000 per quarter through May 2017.

•

The Company, through its subsidiary CRM, has a 7.5% ownership interest in Mendoza Central Entretenimientos S.A, an Argentina company (“MCE”). The shares are reported on the consolidated balance sheet using the cost method of accounting. MCE has an exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. In addition, CRM and MCE have entered into a consulting services agreement pursuant to which CRM provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 4 for additional information regarding MCE.

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

The Company, through its subsidiary GHL, has a 9.21% ownership interest in Minh Chau Ltd. (“MCL”). The investment is reported on the consolidated balance sheet using the equity method of accounting. MCL is the owner of a small hotel and entertainment and gaming club in the Cao Bang province of Vietnam that is 300 feet from the Vietnamese – Chinese border station. GHL and MCL also entered into a management agreement under which GHL is managing the operations at the hotel and entertainment and gaming club in exchange for receiving a portion of MCL’s net profit. See Note 4 for additional information regarding MCL.

Additional Projects and Other Developments

The Company is building a horse racing facility in the Edmonton market area, which it is planning to operate as Century Mile Racetrack and Casino (“Century Mile” or “CMR”). Century Mile will be a one-mile horse racetrack and a multi-level REC. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. The Company began construction on the Century Mile project in July 2017 and the REC will open on April 1, 2019.

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

-F11-

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company also consolidates CPL, CDR, CBS and GHL as majority owned subsidiaries for which the Company has a controlling interest. The portion of CPL, CDR, CBS and GHL that are not wholly-owned are reflected as non-controlling interests in the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated.

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

Recently Issued Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US generally accepted accounting principles (“GAAP”). ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The standard must be adopted by recognizing and measuring leases at the beginning of the earliest period being presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), which provides that entities may elect not to recast the comparative periods presented upon transition.

Accounting Standards Codification (“ASC”) 842, which codifies ASU 2016-02, is effective for the Company in the first quarter of 2019. The Company expects the most significant impact will relate to its real estate operating leases and the related recognition of right-of-use assets and lease liabilities in both noncurrent assets and noncurrent liabilities on its consolidated balance sheet.  The value of the right-of-use assets and lease liabilities that the Company recognizes on its balance sheet will depend on its lease portfolio and discount rates at the date of adoption. The Company will use the transition package of practical expedients permitted within the new standard, which, among other things, allows the carryforward of historical lease classification. The adoption of the new guidance will not have a material impact on the Company’s consolidated statement of earnings, cash flows or shareholders’ equity. See Note 14 for details on our current lease arrangements, the amounts of which represent the future undiscounted commitments.

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

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (“ASU 2018-02”).  The objective of ASU 2018-02 is to provide guidance on the impacts of the Tax Cuts and Jobs Act (“Tax Act”). The guidance permits the reclassification of certain income tax effects of the Tax Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods: retrospective to each period or periods in which the income tax effects of the Tax Act related to the items remaining in other comprehensive income are recognized, or at the beginning of the period of adoption. The Company has completed its evaluation and has determined that this standard will not have an impact on its consolidated financial statements.

-F12-

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

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The objective of ASU 2018-17 is to improve applying variable interest entity guidance to private companies under common control and improving consideration of indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	December 31,	December 31,
Amounts in thousands	2018	2017
Cash and cash equivalents	$45,575	$74,677
Restricted cash	—	1,023
Restricted cash included in deposits and other	709	744
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$46,284	$76,444

For the year ended December 31, 2018, restricted cash included $0.6 million in deposits and other related to a cash guarantee for the Company’s CCB credit agreement and $0.1 million in deposits related to payments of prizes and giveaways for Casinos Poland.

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. During the year ended December 31, 2017, the Company wrote down the leasehold improvements at Casinos Poland’s LIM Center casino in Warsaw based on the transfer of the casino license to the Hilton Warsaw casino and charged $0.1 million to operating costs and expenses. During the year ended December 31, 2016, the Company wrote down the leasehold improvements at Casinos Poland’s Katowice casino based on the expiration of the license for that location and charged $0.4 million to operating costs and expenses. No long-lived asset impairment charges were recorded for the year ended December 31, 2018.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Note 6.

Intangible Assets—Identifiable intangible assets include trademarks and casino licenses. The Company’s trademarks, CDR’s licenses issued by Alberta Gaming, Liquor and Cannabis (“AGLC”) and Horse Racing Alberta (“HRA”), CSA’s license issued by the AGLC and CCB’s licenses issued by the Great Britain Gambling Commission are indefinite-lived intangible assets and therefore are not amortized. The Company’s casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives. See Note 6.

Foreign Currency – The Company’s functional currency is the US dollar (“USD” or “$”). Foreign subsidiaries with a functional currency other than the US dollar translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods. The Company and its subsidiaries enter into various transactions made in currencies different from their functional currencies. These transactions are typically denominated in the Canadian dollar (“CAD”), Euro (“EUR”), Polish zloty (“PLN”) and British pound (“GBP”). Gains and losses resulting from changes in foreign currency exchange rates related to these transactions are included in non-operating income (expense) as they occur.

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	December 31,	December 31,
Ending Rates	2018	2017
Canadian dollar (CAD)	1.3642	1.2545
Euros (EUR)	0.8738	0.8334
Polish zloty (PLN)	3.7606	3.4841
British pound (GBP)	0.7823	0.7396

	For the year
	ended December 31,			% Change
Average Rates	2018	2017	2016	2018/2017	2017/2016
Canadian dollar (CAD)	1.2960	1.2981	1.3256	0.2%	2.1%
Euros (EUR)	0.8473	0.8871	0.9041	4.5%	1.9%
Polish zloty (PLN)	3.6103	3.7764	3.9455	4.4%	4.3%
British pound (GBP)	0.7497	0.7767	0.7410	3.5%	(4.8%)
Source: Pacific Exchange Rate Service

-F14-

Comprehensive Income – Comprehensive income includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Revenue Recognition –  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard under US GAAP and International Financial Reporting Standards. The Company adopted ASU 2014-09 in its consolidated financial statements for 2018 using the modified retrospective approach. The Company applied ASU 2014-09 to contracts that were not completed as of January 1, 2018. The Company determined that all contractual performance obligations were completed as of December 31, 2017 and that no adjustment to retained earnings was required. The Company determined there was no impact to its consolidated balance sheet, consolidated statement of comprehensive (loss) income or consolidated statement of cash flows. The standard impacts the presentation of the Company’s consolidated statement of earnings in its consolidated financial statements for the year ended December 31, 2018, and the Company has added the following additional disclosures in this Note 2 related to the impact of ASU 2014-09.

Changes Related to Adoption of ASU 2014-09

The most significant impacts on the Company of its adoption of ASU 2014-09 were as follows:

•

Promotional Allowances: The Company recognizes revenue for goods and services provided to customers for free as an inducement to gamble as gaming revenue with an offset to gaming revenue based on the stand-alone selling price rather than an offset to promotional allowances. This change primarily resulted in a reclassification between revenue line items.

•

Loyalty Accounting: Complimentary points earned through game play at the Company’s casinos are identified as separate performance obligations and recorded as a reduction in gaming revenue when earned at the retail value of the benefits owed to the customer (less estimated breakage) and an increase to the loyalty program liability representing outstanding performance obligations. Such amounts are recognized as revenue in the line item of the corresponding good or service provided when the performance obligation is fulfilled. This change primarily resulted in a reclassification between revenue line items.

•

Estimated Cost of Promotional Allowances: The Company no longer reclassifies the estimated direct cost of providing promotional allowances from other expense line items to the gaming expense line item. This change resulted in a reclassification between expense line items that reduced gaming expense and increased hotel and food and beverage expenses by $1.2 million for the year ended December 31, 2018.

Revenue

The Company derives revenue from:

1.	contracts with customers,
2.	financial instruments,
3.	cost recovery payments, and
4.	dividends from its cost investment.

A breakout of the Company’s derived revenue is presented in the table below.

	For the year
	ended December 31,
Amounts in thousands	2018	2017	2016
Revenue from contracts with customers	$168,938	$154,069	$139,234
Interest income	103	92	72
Cost recovery income	—	604	2,186
Dividend revenue	—	43	—
Total revenue	$169,041	$154,808	$141,492

The Company’s performance obligations related to contracts with customers consist of the following:

-F15-

Gaming

The majority of the Company’s revenue is derived from gaming transactions involving wagers wherein, upon settlement, the Company either retains the customer’s wager, or returns the wager to the customer. Gaming revenue is reported as the net difference between wins and losses. Gaming revenue is reduced by the incremental amount of unpaid progressive jackpots in the period during which the jackpot increases and the dollar value of points earned through tracked play. In Canada, gaming revenue is also reduced by amounts retained by the AGLC and HRA. Performance obligations are satisfied upon completion of the wager with liabilities recognized for points earned through play. The Company does not extend lines of credit to customers.

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

Hotel, Food and Beverage, Bowling and Other Sales

Goods and services provided include hotel room rentals, food and beverage sales, bowling lane rentals and retail sales. Revenue is recognized over time as specified in the contract; however, the majority of the contracts are satisfied on the same day and revenue is recognized on the date of the sale. Revenue that is collected before the date of sale is recorded as deferred revenue. In the normal course of business, the Company does not accept product returns. The Company has elected the practical expedient permitted under ASU 2014-09 and excludes taxes assessed by a governmental authority and collected by the Company from the transaction price.

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

-F16-

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

	For the year ended December 31, 2018
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$40,470	$27,736	$67,289	$4,806	$140,301
Hotel	542	1,444	—	—	1,986
Food and Beverage	10,528	3,931	782	501	15,742
Other	9,821	372	138	578	10,909
Net Operating Revenue	$61,361	$33,483	$68,209	$5,885	$168,938

	For the year ended December 31, 2017
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$39,866	$34,610	$60,180	$3,215	$137,871
Hotel	554	1,389	—	—	1,943
Food and Beverage	10,017	3,782	714	—	14,513
Other	8,427	334	158	1,209	10,128
Promotional Allowances (1)	(1,132)	(7,961)	(1,256)	(37)	(10,386)
Net Operating Revenue	$57,732	$32,154	$59,796	$4,387	$154,069

	For the year ended December 31, 2016
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$34,009	$32,398	$54,791	$2,157	$123,355
Hotel	561	1,345	—	—	1,906
Food and Beverage	8,501	3,397	602	—	12,500
Other	8,035	352	214	1,815	10,416
Promotional Allowances (1)	(869)	(7,357)	(717)	—	(8,943)
Net Operating Revenue	$50,237	$30,135	$54,890	$3,972	$139,234

(1)	With the adoption of ASU 2014-09, promotional allowances are presented as a reduction in gaming revenue for the year ended December 31, 2018.

-F17-

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.2 million for each of the years ended December 31, 2018 and 2017. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s contract receivables and liabilities is presented in the table below.

	For the year		For the year
	ended December 31, 2018		ended December 31, 2017
Amounts in thousands	Receivables	Contract Liability	Receivables	Contract Liability
Opening	$266	$235	$270	$232
Closing	305	219	266	235
Increase/(Decrease)	$39	$(16)	$(4)	$3

The Company did not have any contract assets for the years ended December 31, 2018 and 2017.

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s consolidated balance sheets. There were no impairment losses for the Company’s receivables or contract liabilities recognized for the years ended December 31, 2018 and 2017.

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

The current period amounts within the Company’s consolidated statement of earnings have been revised in the table below to provide a comparison of revenue and the direct cost of providing promotional allowances to the Company’s consolidated statement of earnings for the year ended December 31, 2018.

Consolidated Statement of Earnings
Amounts in thousands	As Reported	Changes Related to Adoption of ASU 2014-09	Revised
For the year ended December 31, 2018
Operating revenue:
Gaming	$140,301	$11,609	$151,910
Operating revenue	168,938	11,609	180,547
Less: Promotional allowances	—	(11,609)	(11,609)
Net operating revenue	168,938	—	168,938
Operating costs and expenses
Gaming	73,328	1,208	74,536
Hotel	727	(49)	678
Food and beverage	$15,854	$(1,159)	$14,695

-F18-

Promotional Allowances – Prior to the adoption of ASU 2014-09, hotel accommodations and food and beverage furnished without charge to customers were included in gross revenue at retail value and were deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of providing promotional allowances is included in casino expenses. For the years ended December 31, 2018, 2017, and 2016, the estimated direct cost of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2018	2017	2016
Hotel	$49	$47	$49
Food and beverage	1,159	1,117	1,047
	$1,208	$1,164	$1,096

See “Revenue Recognition – Gaming” above for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of December 31, 2018 and 2017, the outstanding balance of this liability on the Company’s consolidated balance sheet was $0.7 million.

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

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $2.2 million, $2.1 million and $2.0 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Tax Act, which was enacted on December 22, 2017, included significant changes to the Internal Revenue Code, including, among other items, a reduction of the federal corporate tax rate to 21%, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and the creation of new taxes on certain foreign earnings.  The Company has completed its analysis of the tax impact resulting from the enactment of the Tax Act. See Note 11 for more discussion of the provisional amounts recorded by the Company related to the Tax Act.

-F19-

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2018	2017	2016
Weighted average common shares, basic	29,401	25,068	24,435
Dilutive effect of stock options	561	491	233
Weighted average common shares, diluted	29,962	25,559	24,668

The following stock options are anti-dilutive and have not been included in the weighted-average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2018	2017	2016
Stock options	69	—	35

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

The Company paid total consideration of CAD 31.9 million ($24.3 million) for the acquisition, using additional financing from the second amended and restated credit agreement with the Bank of Montreal (“BMO”) (see Note 7).

As of October 1, 2016, the Company began consolidating Century Casino St. Albert Inc. as a wholly-owned subsidiary. CSA contributed $9.1 million in net operating revenue and $1.1 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2018, $8.8 million in net operating revenue and $1.1 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2017 and $2.0 million in net operating revenue and $0.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2016.

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.2 million for the year ended December 31, 2016 in connection with the Apex Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

-F20-

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

For the year ended
Amounts in thousands, except for per share information	December 31, 2016
(Unaudited)
Net operating revenue	$145,186
Net earnings attributable to Century Casinos, Inc. shareholders	$10,197
Basic and diluted earnings per share	$0.41

4.    INVESTMENTS

Cost Investment

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CRM entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CRM purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CRM is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CRM appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which the Company did not exercise. The Company accounts for the $1.0 million investment in MCE using the cost method.

Equity Investment

Minh Chau Ltd.

In April 2018, the Company’s subsidiary GHL entered into an agreement with MCL and its owners, pursuant to which GHL purchased an initial 6.36% ownership interest in MCL for $0.4 million and agreed to purchase an additional ownership interest in MCL up to a total of 51% of MCL over a three-year period for approximately $3.6 million. GHL has the option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions. In October 2018, GHL purchased an additional 2.85% ownership interest in MCL for $0.2 million, for a total ownership interest of 9.21%. GHL and MCL also entered into a management agreement under which GHL is managing the operations at MCL’s hotel and entertainment and gaming club in exchange for receiving a portion of MCL’s net profit. The Company valued the management agreement with MCL at $0.1 million and recorded it in deposits and other on its consolidated balance sheet as of the date of its investment in MCL. The Company accounts for GHL’s interest in MCL as an equity investment. The Company excluded the presentation of MCL’s financial information upon the Company’s determination that MCL’s financial results are not significant compared to the Company’s consolidated results. The Company’s maximum exposure to losses at December 31, 2018, based on the value of the equity investment in MCL and GHL’s 51% purchase commitment in MCL, was $3.6 million.

-F21-

5.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2018 and 2017 consisted of the following:

	December 31,
Amounts in thousands	2018	2017
Land	$48,090	$50,300
Buildings and improvements	116,186	110,733
Gaming equipment	23,419	24,212
Furniture and non-gaming equipment	20,923	20,501
Capital leases	1,496	1,628
Capital projects in process	41,963	9,872
	$252,077	$217,246
Less: accumulated depreciation	(65,060)	(64,468)
Property and equipment, net	$187,017	$152,778

Depreciation expense was $9.0 million, $8.6 million and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

6.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of December 31, 2018 include CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to the Company. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill related to CRA, CDR, CSA or CPL have been recorded.

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance -- January 1, 2017	$3,661	$141	$3,501	$6,084	$13,387
Effect of foreign currency translation	258	10	246	1,261	1,775
Balance – December 31, 2017	$3,919	$151	$3,747	$7,345	$15,162
Effect of foreign currency translation	(316)	(12)	(301)	(540)	(1,169)
Balance -- December 31, 2018	$3,603	$139	$3,446	$6,805	$13,993

-F22-

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance -- January 1, 2017	$108	$1,450	$1,558
Effect of foreign currency translation	—	301	301
Balance – December 31, 2017	$108	$1,751	$1,859
Effect of foreign currency translation	—	(129)	(129)
Balance -- December 31, 2018	$108	$1,622	$1,730

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

Licenses

Casino licenses at December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2018	2017
Finite-lived
Casino licenses	$2,883	$2,992
Less: accumulated amortization	(708)	(1,434)
Total finite-lived casino licenses, net	2,175	1,558
Infinite-lived
Casino licenses	12,453	13,507
Total infinite-lived casino licenses	12,453	13,507
Casino licenses, net	$14,628	$15,065

Poland

As of December 31, 2018, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance -- January 1, 2017	$667
New casino licenses	1,127
Amortization	(385)
Effect of foreign currency translation	149
Balance – December 31, 2017	$1,558
New casino licenses	1,151
Amortization	(427)
Effect of foreign currency translation	(107)
Balance -- December 31, 2018	$2,175

-F23-

As of December 31, 2018, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2019	$442
2020	429
2021	429
2022	414
2023	361
Thereafter	100
$2,175

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 4.4 years. In Poland, gaming licenses are not renewable. Before a gaming license expires, the public is notified of the license availability and any gaming company can apply for the license. The Company was not awarded the licenses in Poznan and Plock, which expired and were fully amortized. No impairment charges related to the loss of the license tenders for these licenses were recorded.

Canada and Corporate and Other

The licenses at CDR, CSA and CCB are infinite-lived intangible assets that are not amortized. CDR holds licenses from the AGLC and from the HRA, CSA holds a license from the AGLC, and CCB holds licenses from the Great Britain Gambling Commission. No impairment charges related to the licenses have been recorded. Changes in the carrying amount of the licenses are as follows:

	Canada		Corporate and Other
Amounts in thousands	Century Downs	Century Casino St. Albert	Century Casino Bath
Balance -- January 1, 2017	$2,369	$9,104	$—
Purchase of Century Casino Bath	—	—	1,160
Effect of foreign currency translation	167	640	67
Balance – December 31, 2017	$2,536	$9,744	$1,227
Effect of foreign currency translation	(204)	(784)	(66)
Balance -- December 31, 2018	$2,332	$8,960	$1,161

7.   LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2018 and 2017 consisted of the following:

Amounts in thousands	December 31, 2018		December 31, 2017
Credit agreement - Bank of Montreal	$40,515	4.43%	$38,203	4.19%
Credit agreements - CPL	1,949	1.77%	—	—
Credit facilities - CPL	647	3.57%	—	—
Credit agreement - CCB	2,429	2.34%	2,704	4.94%
Financing obligation - CDR land lease	14,291	13.79%	15,541	13.44%
Capital leases	188	7.06%	523	6.89%
Total principal	$60,019	6.74%	$56,971	6.67%
Deferred financing costs	(496)		(258)
Total long-term debt	$59,523		$56,713
Less current portion	(17,482)		(5,697)
Long-term portion	$42,041		$51,016

-F24-

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal (“BMO”). On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company, through its Canadian subsidiaries, entered into a second amended and restated credit agreement that increased the Company’s borrowing capacity to CAD 69.2 million. In August 2018, the Company, through its Canadian subsidiaries, entered into a third amended and restated credit agreement (the “BMO Credit Agreement”), to provide additional financing for the construction and development of the CMR project, which increased the Company’s borrowing capacity to CAD 102.2 million. The interest rate under the BMO Credit Agreement is BMO’s floating rate plus a margin, except for the rates for Credit Facility H, which will be determined upon execution of a lease agreement. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of December 31, 2018, the Company had borrowed CAD 77.8 million, of which the outstanding balance was CAD 55.3 million ($40.5 million based on the exchange rate in effect on December 31, 2018) and the Company had approximately CAD 26.1 million ($19.1 million based on the exchange rate in effect on December 31, 2018) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.2 million based on the exchange rate in effect on December 31, 2018) from Credit Facility E for the interest rate swap agreements discussed below.

The BMO Credit Agreement consists of the following credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of December 31, 2018, the Company had CAD 1.1 million ($0.8 million based on the exchange rate in effect on December 31, 2018) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of December 31, 2018, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of December 31, 2018, the Company had CAD 5.9 million ($4.3 million based on the exchange rate in effect on December 31, 2018) available for borrowing under Credit Facility C.

4.

Credit Facility D is a CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used borrowings under Credit Facility D to pay for the Apex Acquisition. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of December 31, 2018, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years that expires in August 2019. The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below.

6.

Credit Facility F is a CAD 33.0 million demand, non-revolving, construction credit facility for use for the construction and development of the CMR project. Advances for funding the CMR project can be borrowed through the BMO Credit Agreement until the earliest of (i) the date on which demand for payment is made by BMO; (ii) August 24, 2019; (iii) the Project Construction Completion Date, as defined in the BMO Credit Agreement; or (iv) the occurrence of event of default, as defined in the BMO Credit Agreement (each, a “Facility Termination Date”). On the Facility Termination Date, the principal balance will be converted to Credit Facility G. Once funds are advanced from Credit Facility F, they cannot be re-borrowed. As of December 31, 2018, the Company had CAD 19.1 million ($14.0 million based on the exchange rate in effect on December 31, 2018) available for borrowing under Credit Facility F.

-F25-

7.

Credit Facility G is a committed, non-revolving, term credit facility that the Company will utilize at the maturity of Credit Facility F. Credit Facility G has a term of five years from the date of conversion of Credit Facility F. The Company cannot re-borrow funds that have been repaid under Credit Facility G.

8.

Credit Facility H is a CAD 2.0 million equipment leasing credit facility for use for the Century Mile project pursuant to the Interim Funding Agreement and Master Lease Agreement described in the BMO Credit Agreement. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement pursuant to the Interim Funding Agreement and Master Lease Agreement. Maturity dates will be set once the facility is utilized. As of December 31, 2018, the Company had CAD 2.0 million ($1.5 million based on the exchange rate in effect on December 31, 2018) available for borrowing under Credit Facility H.

Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of CAD 0.1 million ($0.1 million based on the exchange rate in effect on December 31, 2018) were recorded as interest expense in the consolidated statement of earnings for the year ended December 31, 2018. The shares of the Company’s subsidiaries that own CRA, CAL, CSA and CMR and the Company’s 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including restricting their incurrence of additional debt, a debt to EBITDA ratio less than 4:1, a fixed charge coverage ratio greater than 1:1, maintenance of a CAD 50.0 million equity balance and a capital expenditure limit of CAD 4.0 million for 2018, CAD 5.5 million for 2019 and CAD 2.5 million per year thereafter. The Company was in compliance with all financial covenants of the BMO Credit Agreement as of December 31, 2018.

The Company has entered into interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the BMO Credit Agreement. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s consolidated statements of earnings. The interest rate is calculated as the fixed rate plus an applicable margin. As of December 31, 2018, the Company had the following interest rate swap agreements set at a Canadian Dollar Offered Rate (“CDOR”):

•	Notional amount of CAD 6.5 million ($4.8 million based on the exchange rate in effect on December 31, 2018) with a rate of 3.89% expiring in August 2019.
•	Notional amount of CAD 6.5 million ($4.8 million based on the exchange rate in effect on December 31, 2018) with a rate of 3.92% expiring in August 2019.
•	Notional amount of CAD 11.6 million ($8.5 million based on the exchange rate in effect on December 31, 2018) with a rate of 4.08% expiring in December 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. The Company recognized $0.4 million and $0.3 million in deferred financing costs related to the BMO Credit Agreement for the years ended December 31, 2018 and 2016, respectively. Amortization expenses relating to deferred financing charges were $0.1 million for each of the years ended December 31, 2018, 2017 and 2016. These costs are included in interest expense in the consolidated statements of earnings (loss).

Casinos Poland

As of December 31, 2018, CPL had a short-term line of credit with Alior Bank (formerly BPH Bank) used to finance current operations. The line of credit bears an interest rate of one-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility terminates March 20, 2019, and  CPL is seeking to extend the term of this agreement. As of December 31, 2018, the credit facility had an outstanding balance of PLN 2.4 million ($0.6 million based on the exchange rate in effect on December 31, 2018), Alior Bank had secured bank guarantees of PLN 3.1 million ($0.8 million based on the exchange rate in effect on December 31, 2018), and approximately PLN 7.5 million ($2.0 million based on the exchange rate in effect on December 31, 2018) was available for borrowing. The credit facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt by CPL and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of December 31, 2018.

-F26-

As of December 31, 2018, CPL also had a short-term line of credit with mBank used to finance current operations that was entered into on April 9, 2018. The line of credit bears an interest rate of overnight WIBOR plus 1.40% with a borrowing capacity of PLN 5.0 million. The credit facility terminates on March 28, 2019, and CPL is seeking to extend the term of this agreement. As of December 31, 2018, there was no outstanding balance on the line of credit and approximately PLN 5.0 million ($1.3 million based on the exchange rate in effect on December 31, 2018) was available for borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was in compliance with all financial covenants of this credit facility as of December 31, 2018.

On December 12, 2018, CPL entered into three credit agreements.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that will be used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three-year term through November 2021. As of December 31, 2018, the credit agreement had an outstanding balance of PLN 3.0 million ($0.8 million based on the exchange rate in effect on December 31, 2018). CPL has no further borrowing availability under this credit agreement. The credit agreement is guaranteed with a promissory note and by a building owned by CPL in Warsaw, Poland. In addition, CPL is required to maintain both cash inflows of PLN 5.0 million to its account held with mBank and financial covenants, including covenants that relate to profit margins not lower than 0.1% to 1.0%, liquidity ratios no less than 0.8% to 1.3% and a debt ratio not higher than 50% to 60%. CPL was in compliance with all financial covenants of this credit agreement as of December 31, 2018.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that will be used to renovate casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three-year term through November 2021. As of December 31, 2018, the credit agreement had an outstanding balance of PLN 4.0 million ($1.1 million based on the exchange rate in effect on December 31, 2018). CPL has no further borrowing availability under this credit agreement.  The credit agreement is guaranteed with a promissory note and by a building owned by CPL in Warsaw, Poland. In addition, CPL is required to maintain both cash inflows of PLN 1.0 million to its account held with mBank and financial covenants, including covenants that relate to profit margins not lower than 0.1% to 0.5%, liquidity ratios no less than 0.8% to 1.2% and a debt ratio not higher than 60% to 75%. CPL was in compliance with all financial covenants of this credit agreement as of December 31, 2018.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that will be used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four-year term through November 2022. As of December 31, 2018, the credit agreement had an outstanding balance of PLN 0.3 million ($0.1 million based on the exchange rate in effect on December 31, 2018). CPL had PLN 2.2 million ($0.6 million based on the exchange rate in effect on December 31, 2018) available to borrow as of December 31, 2018. The credit agreement is guaranteed with a promissory note and by a building owned by CPL in Warsaw, Poland. In addition, CPL is required to maintain both cash inflows of PLN 1.0 million to its account held with mBank and financial covenants, including covenants that relate to profit margins not lower than 0.1% to 0.5%, liquidity ratios no less than 0.8% to 1.2% and a debt ratio not higher than 60% to 75%. CPL was in compliance with all financial covenants of this credit agreement as of December 31, 2018.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 6.0 million ($1.6 million based on the exchange rate in effect as of December 31, 2018). The additional guarantee amounts are due to the timing of releasing the guarantees after casino closures in 2018. The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.5 million based on the exchange rate in effect as of December 31, 2018) with mBank and terminate in May and December 2024. In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.4 million ($0.1 million based on the exchange rate in effect as of December 31, 2018) in deposits for this purpose as of December 31, 2018. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2018.

-F27-

Century Casinos Bath

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”). The loan matures in September 2023 and bears interest at the three-month pound London Interbank Offered Rate (“LIBOR”) plus 1.625%. Proceeds from the loan were used for construction and fitting out of CCB. As of December 31, 2018, the amount outstanding on the loan was GBP 1.9 million ($2.4 million based on the exchange rate in effect on December 31, 2018). CCB has no further borrowing availability under the loan agreement. The loan is guaranteed by a $0.6 million cash guarantee by CRM. This guarantee is included in deposits and other on the Company’s consolidated balance sheet as of December 31, 2018.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation to the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of land on which Century Downs is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option is on July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of December 31, 2018, the outstanding balance on the financing obligation was CAD 19.5 million ($14.3 million based on the exchange rate in effect on December 31, 2018).

Century Resorts Management

On August 13, 2018, the Company’s subsidiary, CRM, entered into a loan agreement with UniCredit (the “UniCredit Agreement”) for a revolving line of credit of up to EUR 7.0 million ($8.0 million based on the exchange rate in effect on December 31, 2018) to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. The borrowings may be denominated in EUR, bearing an interest rate of EURIBOR plus a margin of 1.5%, or USD, bearing an interest rate of LIBOR plus a margin of 1.5%. The line of credit is available until terminated by either party. Funds can be borrowed with terms of 1, 3, 6, 9 or 12 months. The UniCredit Agreement is secured by a EUR 7.0 million guarantee by the Company. The UniCredit Agreement contains customary events of default, including the failure to make required payments. Upon a failure to make required payments following a grace period, amounts due under the UniCredit Agreement may be accelerated. The Company had not borrowed any funds under the UniCredit Agreement as of December 31, 2018.

Capital Lease Agreements

As of December 31, 2018, the Company had the following capital leases:

•

CRA had two capital lease agreements for surveillance and general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2018);

•	CAL had two capital lease agreements for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2018);
•	CDR had three capital lease agreements for racing-related equipment with an outstanding balance of CAD 0.1 million ($0.1 million based on the exchange rate in effect on December 31, 2018);
•	CSA had a capital lease agreement for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2018); and
•

the Century Mile project had a capital lease agreement for trailers with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2018).

-F28-

As of December 31, 2018, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland Credit Agreements	Casinos Poland Credit Facilities	Century Casino Bath Credit Agreement	Century Downs Land Lease	Capital Leases	Total
2019	$15,679	$522	$647	$511	$—	$123	$17,482
2020	2,709	745	—	511	—	47	4,012
2021	13,155	682	—	511	—	17	14,365
2022	510	—	—	511	—	1	1,022
2023	510	—	—	385	—	—	895
Thereafter	7,952	—	—	—	14,291	—	22,243
Total	$40,515	$1,949	$647	$2,429	$14,291	$188	$60,019

There is no set repayment schedule for the CPL credit facilities. The Company classifies them as short-term debt due to the nature of the agreements. The Company estimates that Credit Facility F of the BMO Credit Agreement will be converted to Credit Facility G, a term loan, in August 2019, and the Bank of Montreal maturity schedule above is based on this assumption. The current amount borrowed, any additional borrowings or a different conversion date will change the maturity of that debt. The UniCredit Agreement is not included in the table above because no amounts were borrowed as of December 31, 2018.

8.   OTHER BALANCE SHEET AND STATEMENT OF EARNINGS CAPTIONS

Accrued liabilities include the following as of December 31, 2018 and 2017:

	December 31,
Amounts in thousands	2018	2017
Accrued commissions (AGLC)	$2,262	$2,401
Progressive slot, table and on track liability	1,713	1,866
Player point liability	682	727
Chip liability	721	477
Off-track betting liability	355	522
Deposit liability	2,716	1,002
Deferred rent	756	220
Construction liability	2,154	—
Other accrued liabilities	4,305	3,219
Total	$15,664	$10,434

Accrued commissions (AGLC) include the portion of slot machine net sales and table game wins owed to the AGLC as of December 31, 2018 and 2017.

Taxes payable include the following as of December 31, 2018 and 2017:

	December 31,
Amounts in thousands	2018	2017
Accrued property taxes	$1,041	$1,024
Gaming taxes payable	4,364	3,708
Other taxes payable	165	83
Total	$5,570	$4,815

-F29-

Other operating revenue includes the following for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31,
Amounts in thousands	2018	2017	2016
Pari-mutuel revenue	$4,572	$3,665	$3,674
Bowling revenue	735	642	644
Other revenue	5,602	5,821	6,098
Total	$10,909	$10,128	$10,416

9.   SHAREHOLDERS’ EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. The Company did not repurchase any shares of its common stock during 2018 and 2017. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2018. The repurchase program has no set expiration or termination date.

The Company has not declared or paid any dividends. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, the Company intends to use any earnings that may be generated to finance the growth of its business.

The Company does not have any minimum capital requirements related to its status as a US corporation in the state of Delaware.

10.  STOCK-BASED COMPENSATION

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

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan will expire in June 2026. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 3,500,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2018, the Company has granted 308,970 target performance stock units (“PSUs”) under the 2016 Plan. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

-F30-

PSUs

The PSUs vest subject to market and performance conditions. The conditions are weighted 25% based on market conditions and 75% based on performance conditions. Market conditions are based on the Company’s total shareholder return (“TSR”) relative to a select group of peer companies at the end of a three-year performance period. Performance conditions are based on the Company’s actual Adjusted EBITDA over the three-year performance period compared to forecasted Adjusted EBITDA over the same period. Depending on the TSR and Adjusted EBITDA at the end of the performance period, anywhere from 0% to 200% of the target grant may vest. Expense is recognized on a straight-line basis over the performance period beginning on the date of grant. Probability is assessed quarterly on the performance conditions and compensation expense is adjusted accordingly. Actual forfeitures are recognized as they occur.

Activity in the Company’s stock-based compensation plan for the PSUs was as follows:

	Target PSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	—	$—
Granted	167,968	8.03
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2017	167,968	$8.03
Granted	141,002	11.97
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	308,970	$9.83

At December 31, 2018, there was a total of $1.7 million of total unrecognized compensation expense related to the PSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of the PSUs granted is estimated on the date of grant using the Monte Carlo model with the following assumptions:

Assumptions for PSU Awards
	2018	2017
Risk-free interest rate	2.61%	1.59%
Expected life	2.7 years	3.0 years
Expected volatility	34.7%	36.50%
Expected dividends	$0	$0
Forfeiture rate	0%	0%

Stock Options

Activity related to options in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (1)	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2018	1,276,411	$4.98	6.88	1,276,411	$4.98
Granted	—	—
Exercised	(41,411)	3.87
Cancelled or forfeited	—	—
Expired	—	—
Outstanding at December 31, 2018	1,235,000	$5.02	5.94	1,235,000	$5.02
(1) In years

As of December 31, 2018, there were 31,700 options outstanding to independent directors of the Company with a weighted-average exercise price of $5.10. At December 31, 2018, there was no unrecognized compensation expense.

-F31-

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2018:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$2.30	15,000	15,000	$76	$76	1.4	1.4
$5.05	1,220,000	1,220,000	2,855	2,855	6.0	6.0
	1,235,000	1,235,000	$2,931	$2,931	5.9	5.9
(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $7.39 per share as of December 31, 2018 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

Activity in the Company’s stock-based compensation plan for nonvested employee stock options was as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	682,500	$2.55
Granted	—	—
Vested	(335,000)	2.55
Forfeited	(12,500)	2.55
Nonvested at December 31, 2016	335,000	$2.55
Granted	—	—
Vested	(331,250)	2.55
Forfeited	(3,750)	2.55
Nonvested at December 31, 2017	—	$—

In addition, 18,750 options granted to the Company’s independent directors vested during the year ended December 31, 2017. The total fair value of options vested was $0.9 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. All options for employees and directors were fully vested as of December 31, 2017. No additional options were issued during the year ended December 31, 2018.

The following table includes additional information related to cash exercises of stock options:

	For the Year Ended December 31,
Amounts in thousands	2018	2017	2016
Intrinsic value of share-based awards exercised	$298	$16	$28

The intrinsic value of options exercised through net share settlement was less than $0.1 million for the year ended December 31, 2018. The tax benefit from option exercises was $0.1 million for the year ended December 31, 2018.

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statement of earnings as follows:

	For the Year Ended December 31,
Amounts in thousands	2018	2017	2016
Compensation cost:
2005 Plan	$—	$277	$759
2016 Plan	868	392	—
Total compensation cost	$868	$669	$759

-F32-

11.   INCOME TAXES

The Company’s US and foreign pre-tax income is summarized in the table below:

Amounts in thousands	2018	2017	2016
Income before taxes:
US	$1,329	$1,059	$138
Foreign	4,594	11,392	15,462
Total income before taxes	$5,923	$12,451	$15,600

The Company’s provision for income taxes is summarized as follows:

	For the year
Amounts in thousands	ended December 31,
	2018	2017	2016
US - Current	$682	$1,283	$85
US - Deferred	12	(786)	—
Provision for US income taxes	$694	$497	$85

Foreign - Current	$1,257	$3,094	$1,898
Foreign - Deferred	(34)	969	(196)
Provision for foreign income taxes	1,223	4,063	1,702
Total provision for income taxes	$1,917	$4,560	$1,787

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2018	2017	2016
US Federal income tax statutory rate	21.0%	35.0%	34.0%
Foreign income taxes	8.9%	(9.1%)	(10.0%)
State income tax (net of federal benefit)	0.9%	2.4%	0.2%
Meals, entertainment, gifts & giveaways	3.1%	2.0%	1.1%
Statutory to US GAAP adjustments, including foreign currency	(16.0%)	2.8%	0.5%
Valuation allowance	—	(45.9%)	(17.4%)
Unrecognized tax benefit	1.1%	0.1%	—
Stock options	2.5%	1.6%	1.6%
Tax Act impact	7.0%	43.5%	—
Permanent and other items	3.9%	4.2%	1.5%
Total provision for income taxes	32.4%	36.6%	11.5%

The Company’s current year effective income tax rate was impacted by a decrease in pre-tax income in Canada, Poland, the United Kingdom and Mauritius. The comparison of pre-tax income of $5.9 million for the year ended December 31, 2018 compared to pre-tax income of $12.5 million for the year ended December 31, 2017 should be considered when comparing tax rates year-over-year. The Company’s overall effective tax rate of 32.4% was significantly driven by the reduction of the US corporate tax rate, various other provisions of the Tax Act, and statutory to US GAAP adjustments, including foreign currency adjustments for foreign subsidiaries. A majority of the earnings recognized by the Company during the year ended December 31, 2018 were from the Company’s properties in Canada, which accounted for 82.1% of the total tax expense recorded.

-F33-

The Tax Act, which was enacted on December 22, 2017, made significant changes to the Internal Revenue Code. The Tax Act reduced the US federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, and created new taxes on certain foreign-sourced earnings. Due to the complexities involved in accounting for the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the income tax effects of the Tax Act. SAB 118 provided a measurement period that may not extend beyond one year from the Tax Act enactment date to complete the accounting for the impact of the Tax Act. In 2017, the Company recorded provisional amounts for certain items required by the Tax Act that were effective for the year ended December 31, 2017 by applying the guidance of SAB 118, as accounting for these items had not been completed as of December 31, 2017.  As of December 31, 2018, the Company completed its accounting for all income tax effects of the Tax Act.  As further discussed below, as a component of income tax expense for 2018, the Company recognized adjustments of $0.4 million to the provisional amounts recorded during 2017.

2017 provisional amounts remeasured and adjusted in 2018 are discussed below.

•

Deferred tax assets and liabilities: The Company remeasured deferred tax assets and liabilities using the rates at which they are expected to reverse in the future, which would be a blended rate of 24.66%, comprised of a 21% federal rate and a 3.66% state income tax rate net of federal benefit. The provisional amounts recorded as of December 31, 2017 for the remeasurement of the Company's deferred tax assets and liabilities was an income tax expense of $0.3 million. However, this remeasurement was based on estimates as of the enactment date of the Tax Act and the Company’s current analysis of the numerous complex tax law changes in the Tax Act. Upon completing the analysis of the Tax Act and associated regulations, the Company adjusted the provision amount by less than $0.1 million, which was included as a component of income tax expense for the year ended December 31, 2018.

•

US taxation on foreign earnings: A key component of the Tax Act includes a one-time transition tax applied to foreign earnings that were not previously subject to US tax. This one-time transition tax is based on total post-1986 foreign earnings and profits that were previously deferred from US income taxes. The Company recorded a provisional amount of $5.1 million for the one-time transition tax liability based on its estimates of post-1986 foreign earnings and profits as of December 31, 2017. Upon further analysis of the Tax Act and notices and regulations issued and proposed by the US Treasury Department, as well the Company’s completion of post-1986 foreign earnings and profits support and historical tax pool data, the Company adjusted its provisional amount by recording an additional $0.4 million in income tax expense for the year ended December 31, 2018. The Company’s accounting for the one-time transition tax has been completed based on proposed regulations issued during 2018, which were finalized in January 2019.

The Tax Act creates a new requirement that certain income, such as global intangible low-taxed income (“GILTI”), earned by a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s US shareholder, effective in 2018. Under US GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected to account for GILTI as a period cost and recorded a net tax expense of less than $0.1 million for the year ended December 31, 2018.  Additionally, the Tax Act provides US companies with a new permanent deduction of 37.5% for foreign derived intangible income (“FDII”).  The Company recorded a tax benefit of less than $0.1 million in 2018 for the FDII deduction.

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to be taxable or reversed. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing the Company’s internal estimates for future taxable income. The Company assesses the need for a valuation allowance based on its ability to realize the benefits of the Company’s deferred tax assets.

-F34-

The Company’s deferred income taxes at December 31, 2018 and 2017 are summarized as follows:

Amounts in thousands	2018	2017
Deferred tax assets (liabilities) - US Federal and state:

Deferred tax assets
Amortization of goodwill for tax	$140	$175
Amortization of startup costs	70	98
Property and equipment	471	433
NOL carryforward	45	51
Accrued liabilities and other	188	172
	914	929
Valuation allowance	—	—
	$914	$929
Deferred tax liabilities
Prepaid expenses	$(140)	$(143)
	$(140)	$(143)
Long-term deferred tax asset	$774	$786

Deferred tax assets (liabilities) - foreign

Deferred tax assets
Property and equipment	$977	$675
NOL carryforward	2,247	2,745
Tax credits	—	—
Accrued liabilities and other	864	1,046
Contingent liability	157	348
Exchange rate gain	1,035	762
	5,280	5,576
Valuation allowance	—	—
	$5,280	$5,576
Deferred tax liabilities
Property and equipment	$(2,606)	$(2,786)
Exchange rate loss	(55)	(95)
Intangibles	(1,211)	(1,317)
Others	(637)	(642)
	$(4,509)	$(4,840)
Long-term deferred tax asset	$771	$736

-F35-

The Company has analyzed filing positions in all of the US federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its US federal tax return, its state tax return in Colorado and its foreign tax returns in Canada and Poland as “major” tax jurisdictions, as defined by the Internal Revenue Code.

The Company is not currently under an income tax audit in any US or foreign jurisdiction. The Company does not maintain a valuation allowance related to its US or foreign entities, and as a result any adjustment made by a taxing authority in the future could impact the effective tax rate.

The Company’s income tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
US Federal	2007-2017
US State - Colorado	2007-2017
Canada	2006-2017
Mauritius	2015-2017
Poland	2013-2017
Austria	2013-2017
United Kingdom	2017

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $13.0 million as of December 31, 2018. The Company had recorded $2.8 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustment of unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2019 - 2030	$22
2031 - 2038	1,453
No expiration	1,323
Total deferred tax assets	$2,798

Certain net operating loss carryforwards in the Company’s filed income tax returns include unrecognized tax benefits. The deferred tax assets recognized for those net operating loss carryforwards are presented net of these unrecognized tax benefits.

As of December 31, 2018, the Company has accumulated undistributed earnings generated by its foreign subsidiaries that significantly exceed the approximately $25.8 million of cash and cash equivalents held by its foreign subsidiaries. Because substantially all of these accumulated undistributed earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Act or have been subject to tax under the GILTI regime, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable. The Company intends, however, to indefinitely reinvest these earnings and expects its future US cash generation to be sufficient to meet its future US cash needs.

-F36-

As of December 31, 2018, the Company’s unrecognized tax benefit totaled $0.8 million. The current year unrecognized tax benefit increased as a result of the Company’s assessment of the full implementation of the Tax Act. The current year unrecognized tax benefit decreased due to a favorable change in foreign exchange rates. A portion of this adjustment has been recorded as a component of taxes payable, and a portion of this adjustment has been recorded as a reduction to deferred tax assets in the accompanying consolidated balance sheet as of December 31, 2018. It is not anticipated that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits. The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s total amount of unrecognized tax benefit and changes to unrecognized tax benefit during the years ended December 31, 2018 and 2017 are summarized in the table below:

Amounts in thousands	2018	2017
Unrecognized tax benefit - January 1	$803	$754
Gross increases - tax positions in prior period	66	49
Gross decreases - tax positions in prior period	(49)	—
Gross increases - tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefit - December 31	$820	$803

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of less than $0.1 million during 2018 and 2017. The $0.8 million balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset (1)	$—	$169	$—	$—	$275	$—

(1) See “Derivative Instruments Reporting” below for detailed information regarding the Company's interest rate swap agreements.

-F37-

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

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value based on the recently negotiated terms of the third amended and restated credit agreement and the variable interest paid on the obligation. The carrying value of the Company’s CCB credit agreement approximates fair value based on the variable interest paid on the obligation. The carrying value of the Company’s CPL short-term lines of credit approximates fair value based on the variable interest paid on the obligations. In addition, CPL’s credit agreements approximate fair value due to the recently negotiated terms. The estimated fair values of the outstanding balances under the BMO Credit Agreement, CCB credit agreement and CPL lines of credit and credit agreements are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The fair values of the Company’s capital lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The Company had a valuation of the land at CDR completed in 2017 and the fair value of CDR’s land lease was CAD 28.6 million ($21.0 million based on the exchange rate in effect on December 31, 2018). The Company will update the valuation when factors indicate a revaluation is necessary. The estimated fair values of the outstanding balances related to the Company’s capital lease obligations and CDR’s land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of December 31, 2018 and 2017, the Company had no cash equivalents.

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

-F38-

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s consolidated statement of earnings. The location and effects of derivative instruments in the consolidated statements of earnings were as follows:

Amounts in thousands
		For the year
Derivatives not designated as	Income Statement	ended December 31,
ASC 815 hedges	Classification	2018	2017	2016
Interest Rate Swaps	Interest Expense	$953	$476	$500

The location and fair value amounts of the Company’s derivative instruments in the consolidated balance sheets were as follows:

Amounts in thousands		As of December 31, 2018			As of December 31, 2017
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)
Derivative assets:
Interest rate swaps - current	Other current assets	$94	$—	$94	$77	$—	$77
Interest rate swaps - non-current	Deposits and other	75	—	75	198	—	198
Total derivative assets		$169	$—	$169	$275	$—	$275

13.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company added Century Mile Racetrack and Casino to its operating segments based on the characteristics that the property will have once operational. The Company’s operations related to Century Casino Bath, its concession, management and consulting agreements and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. The Company concluded that CCB did not meet the materiality threshold to create a separate reportable segment as of December 31, 2018. The Company will continue to evaluate CCB for this purpose. All intercompany transactions are eliminated in consolidation.

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

-F39-

The Company’s chief operating decision maker is a management function comprised of two individuals. These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as a primary profit measure for its reportable segments. Adjusted EBITDA is a non-GAAP measure defined as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time transactions. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers.

The following tables provide summary information regarding the Company’s segments for the years ended December 31, 2018,  2017 and 2016:

	For the year ended December 31, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$61,361	$33,483	$68,209	$5,885	$168,938

Earnings before income taxes	$10,973	$5,881	$367	$(11,298)	$5,923

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,715	$4,373	$(153)	$(8,541)	$3,394
Interest expense (income), net	3,895	1	206	12	4,114
Income taxes (benefit)	2,536	1,508	595	(2,722)	1,917
Depreciation and amortization	3,211	2,178	3,065	945	9,399
Net earnings (loss) attributable to non-controlling interests	722	—	(75)	(35)	612
Non-cash stock-based compensation	—	—	—	868	868
(Gain) loss on foreign currency transactions, cost recovery income and other	(235)	—	(428)	2	(661)
Loss on disposition of fixed assets	10	1	1,054	25	1,090
Pre-opening expenses	1,668	—	626	350	2,644
Adjusted EBITDA	$19,522	$8,061	$4,890	$(9,096)	$23,377

Long-lived assets	$115,861	$48,381	$12,465	$10,310	$187,017

Capital expenditures (2)	$42,029	$1,183	$5,134	$8,428	$56,774

(1)	Net operating revenue for Corporate and Other primarily relates to CCB and the Company’s cruise ship operations.
(2)	Capital expenditures in 2018 included construction costs of $40.0 million related to Century Mile in the Canada segment.
-F40-

	For the year ended December 31, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$57,732	$32,154	$59,796	$4,387	$154,069

Earnings before income taxes	$11,685	$5,597	$3,304	$(8,135)	$12,451

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,681	$3,469	$1,280	$(6,171)	$6,259
Interest expense (income), net	3,487	2	105	(25)	3,569
Income taxes (benefit)	3,008	2,128	1,388	(1,964)	4,560
Depreciation and amortization	3,427	2,405	2,747	366	8,945
Net earnings attributable to non-controlling interests	996	—	636	—	1,632
Non-cash stock-based compensation	—	—	—	669	669
(Gain) loss on foreign currency transactions, cost recovery income and other	(564)	—	(822)	24	(1,362)
Loss on disposition of fixed assets	83	1	535	3	622
Acquisition costs	28	—	—	327	355
Pre-opening expenses	25	—	537	275	837
Adjusted EBITDA	$18,171	$8,005	$6,406	$(6,496)	$26,086

Long-lived assets	$86,361	$49,403	$12,512	$4,502	$152,778

Capital expenditures (2)	$6,476	$672	$2,186	$1,793	$11,127

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)

Capital expenditures in 2017 included purchases of property and equipment of $4.6 million related to Century Mile in the Canada segment and $1.5 million related to CCB in the Corporate and Other segment.

-F41-

	For the year ended December 31, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$50,237	$30,135	$54,890	$3,972	$139,234

Earnings before income taxes	$12,381	$4,705	$5,647	$(7,133)	$15,600

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,448	$2,890	$2,921	$(5,044)	$9,215
Interest expense (income), net	3,037	2	71	(22)	3,088
Income taxes (benefit)	796	1,815	1,265	(2,089)	1,787
Depreciation and amortization	3,049	2,488	2,430	382	8,349
Net earnings attributable to non-controlling interests	3,137	—	1,461	—	4,598
Non-cash stock-based compensation	—	—	—	759	759
(Gain) loss on foreign currency transactions, cost recovery income and other	(2,232)	—	(310)	19	(2,523)
Loss on disposition of fixed assets	27	2	301	—	330
Acquisition costs	—	—	—	159	159
Adjusted EBITDA	$16,262	$7,197	$8,139	$(5,836)	$25,762

Long-lived assets	$77,015	$51,142	$10,612	$1,994	$140,763

Capital expenditures (2)	$13,536	$1,165	$1,334	$611	$16,646

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Capital expenditures for Canada in 2016 included purchases of property and equipment of $9.5 million related to the acquisition of Century Casino St. Albert.

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

Casinos Poland

Since 2011, the Polish IRS has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through December 31, 2018, CPL has paid PLN 14.3 million ($4.2 million) to the Polish IRS related to these audits. In April 2018, a Polish appeals court issued a verbal decision on the 2009 tax audit, ruling in favor of the Polish IRS. The Company previously paid the amount owed related to this audit. In May 2018, the Polish IRS issued an official decision on the 2012 and 2013 tax audits and, as a result of the decision, CPL paid PLN 4.9 million ($1.3 million).

-F42-

The balance of the estimated potential contingent liability on the Company’s consolidated balance sheet for all open periods as of December 31, 2018 is PLN 3.1 million ($0.8 million based on the exchange rate in effect on December 31, 2018). The Company has evaluated the contingent liability recorded on its consolidated balance sheet as of December 31, 2018 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of December 31, 2018. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of December 31, 2018. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In October 2016, the Company filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. The Company sought to collect amounts owed to the Company by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which the Company acquired the additional 33.3% interest in CPL. In June 2017, an arbitrator ruled in favor of CPL, and LOT Polish Airlines paid the Company PLN 1.2 million ($0.3 million based on the exchange rate in effect on December 31, 2018) related to this claim in the third quarter of 2018.

Distribution to Non-Controlling Interest – The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed $0.6 million, $0.6 million and $1.6 million related to the infrastructure to CDR’s non-controlling shareholders during the years ended December 31, 2018, 2017 and 2016, respectively.

Employee Benefit Plans – The Company provides its employees in Colorado with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. The Company contributed $0.1 million for each of the years ended December 31, 2018 and 2017, and less than $0.1 million to the 401K Plan for the year ended December 31, 2016.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan (the “RSP Plan”) and Registered Pension Plan (the “RPP Plan”, and collectively the “RSP and RPP Plans”). The RSP and RPP Plans allow eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants in the RPP Plan become fully vested in employer contributions over a two-year period, and participants in the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.2 million to the RSP and RPP Plans during each of the years ended December 31, 2018, 2017 and 2016.

-F43-

Operating Lease Commitments– The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expenses, including month-to-month rentals, were $7.2 million, $4.6 million, and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increased expense related to the CMR land lease.

Following is a summary of noncancelable operating lease commitments over the next five years:

Amounts in thousands
2019	$4,079
2020	2,783
2021	2,748
2022	2,700
2023	2,646
Total	$14,956

15.   TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management & Consulting AG (“Flyfish”), a management company controlled by Co CEO Erwin Haitzmann, and with Focus Lifestyle and Entertainment AG (“Focus”), a management company controlled by Co CEO Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings (loss) are charges from both Flyfish and Focus for a total of $0.7 million for each of the years ended December 31, 2018,  2017 and 2016.

16.   UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2018 and 2017 are as follows:

	For the year ended December 31, 2018
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter (1)	3rd Quarter	4th Quarter
Net operating revenue	$40,620	$39,648	$43,564	$45,106
Earnings from operations	3,251	996	3,234	1,976
Net earnings	1,319	97	1,795	790
Net earnings attributable to Century Casinos, Inc. shareholders	926	317	1,640	506
Basic earnings per share:
Earnings from operations	$0.11	$0.03	$0.11	$0.07
Net earnings attributable to Century Casinos, Inc. shareholders	$0.03	$0.01	$0.06	$0.02
Diluted earnings per share:
Earnings from operations	$0.11	$0.03	$0.11	$0.07
Net earnings attributable to Century Casinos, Inc. shareholders	$0.03	$0.01	$0.05	$0.02

-F44-

	For the year ended December 31, 2017
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter	3rd Quarter (2)	4th Quarter (3)
Net operating revenue	$36,398	$37,330	$41,048	$39,293
Earnings from operations	4,490	3,641	4,777	1,706
Net earnings (loss)	2,797	2,170	7,952	(5,030)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	2,159	1,802	7,630	(5,334)
Basic earnings per share:
Earnings from operations	$0.18	$0.15	$0.20	$0.07
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.09	$0.07	$0.31	$(0.20)
Diluted earnings per share:
Earnings from operations	$0.18	$0.15	$0.19	$0.06
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.09	$0.07	$0.31	$(0.19)

(1)	CCB began operating in May 2018.
(2)

The Company released a $5.7 million US valuation allowance on its US deferred tax assets, resulting in a tax benefit and increasing net earnings and net earnings attributable to Century Casinos, Inc. shareholders by the same amount.

(3)	The Company recognized tax expense of $5.4 million related to the Tax Act, increasing net loss and net loss attributable to Century Casinos, Inc. shareholders by the same amount.

17.   SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its consolidated financial statements and related notes. The Company did not identify any material subsequent events impacting its financial statements in this report.

-F45-