Form 10-Q
period 2019-03-31
CENTURY CASINOS INC /CO/
filed 2019-05-09
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(719) 527-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Per Share Par Value	CNTY	Nasdaq Capital Market, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,439,179  shares of common stock, $0.01 par value per share, were outstanding as of May 3, 2019.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$49,533	$45,575
Receivables, net	7,158	6,035
Prepaid expenses	2,145	1,650
Inventories	874	898
Other current assets	1,075	816
Total Current Assets	60,785	54,974

Property and equipment, net	197,221	187,017
Leased right-of-use assets, net	38,042	—
Goodwill	14,018	13,993
Deferred income taxes	1,703	1,545
Casino licenses	14,714	14,628
Trademarks	1,700	1,730
Cost investment	1,000	1,000
Equity investment	637	659
Deposits and other	3,259	3,279
Total Assets	$333,079	$278,825

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,992	$17,482
Current portion of operating lease liabilities	3,270	—
Current portion of finance lease liabilities	83	—
Accounts payable	6,476	3,304
Accrued liabilities	14,847	15,664
Accrued payroll	6,595	7,171
Taxes payable	6,127	5,570
Contingent liability (Note 6)	838	829
Total Current Liabilities	56,228	50,020

Long-term debt, net of current portion and deferred financing costs (Note 5)	49,780	42,041
Operating lease liabilities, net of current portion	37,045	—
Finance lease liabilities, net of current portion	48	—
Taxes payable and other	3,561	3,381
Total Liabilities	146,662	95,442
Commitments and Contingencies (Note 6)

See notes to unaudited condensed consolidated financial statements.

-  Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2019	2018
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,439,179 and 29,439,179 shares issued and outstanding	294	294
Additional paid-in capital	114,475	114,214
Retained earnings	76,892	76,056
Accumulated other comprehensive loss	(12,814)	(14,243)
Total Century Casinos, Inc. shareholders' equity	178,847	176,321
Non-controlling interests	7,570	7,062
Total Equity	186,417	183,383
Total Liabilities and Equity	$333,079	$278,825

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2019	2018
Operating revenue:
Gaming	$37,340	$34,007
Hotel	446	454
Food and beverage	3,752	3,559
Other	4,075	2,600
Net operating revenue	45,613	40,620
Operating costs and expenses:
Gaming	19,566	17,741
Hotel	178	174
Food and beverage	3,929	3,636
General and administrative	16,055	13,665
Depreciation and amortization	2,425	2,153
Total operating costs and expenses	42,153	37,369
Loss from equity investment	(14)	—
Earnings from operations	3,446	3,251
Non-operating income (expense):
Interest income	4	19
Interest expense	(1,258)	(1,030)
Gain on foreign currency transactions, cost recovery income and other	247	59
Non-operating (expense) income, net	(1,007)	(952)
Earnings before income taxes	2,439	2,299
Income tax expense	(716)	(980)
Net earnings	1,723	1,319
Net earnings attributable to non-controlling interests	(655)	(393)
Net earnings attributable to Century Casinos, Inc. shareholders	$1,068	$926

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Weighted average shares outstanding - basic	29,439	29,363
Weighted average shares outstanding - diluted	30,052	29,994

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2019	2018

Net earnings	$1,723	$1,319

Other comprehensive income (loss)
Foreign currency translation adjustments	1,368	(1,342)
Other comprehensive income (loss)	1,368	(1,342)
Comprehensive income (loss)	$3,091	$(23)

Comprehensive income (loss) attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(655)	(393)
Foreign currency translation adjustments	61	(3)
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$2,497	$(419)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for share information	2019	2018
Common Stock
Balance, beginning of period	$294	$294
Balance, end of period	294	294

Additional Paid-in Capital
Balance, beginning of period	$114,214	$113,068
Amortization of stock-based compensation	261	115
Incremental costs of common stock issuance	—	(5)
Balance, end of period	114,475	113,178

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(14,243)	$(6,127)
Foreign currency translation adjustment	1,429	(1,345)
Balance, end of period	(12,814)	(7,472)

Retained Earnings
Balance, beginning of period	$76,056	$72,662
Net earnings	1,068	926
Cumulative effect of accounting change (1)	(232)	—
Balance, end of period	76,892	73,588

Total Century Casinos' Shareholders Equity	$178,847	$179,588

Noncontrolling Interests
Balance, beginning of period	$7,062	$7,421
Net earnings	655	393
Foreign currency translation adjustment	(61)	3
Distribution to non-controlling interest	(37)	(30)
Cumulative effect of accounting change (1)	(49)	—
Balance, end of period	7,570	7,787

Total Equity	$186,417	$187,375

Common shares issued	—	2,948

See notes to unaudited condensed consolidated financial statements.

(1)

Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-02 (“ASU 2016-02”). See Note 2 to the unaudited condensed consolidated financial statements for further details on the adoption of this accounting standard.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2019	2018

Cash Flows from Operating Activities:
Net earnings	$1,723	$1,319
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,425	2,153
Loss on disposition of fixed assets	59	253
Adjustment of contingent liability (Note 6)	25	39
Unrealized loss (gain) on interest rate swaps	103	(13)
Amortization of stock-based compensation expense	261	115
Amortization of deferred financing costs	30	32
Deferred (benefit) taxes	(158)	261
Loss from unconsolidated subsidiary	14	—
Changes in Operating Assets and Liabilities:
Receivables, net	(881)	687
Prepaid expenses and other assets	(1,440)	(381)
Accounts payable	(385)	(65)
Accrued liabilities	1,855	1,326
Inventories	20	(13)
Other operating liabilities	(252)	348
Accrued payroll	(651)	(611)
Taxes payable	1,478	345
Net cash provided by operating activities	4,226	5,795

Cash Flows used in Investing Activities:
Purchases of property and equipment	(7,631)	(12,200)
Proceeds from disposition of assets	—	2
Net cash used in investing activities	(7,631)	(12,198)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months
	ended March 31,
Amounts in thousands	2019	2018

Cash Flows provided by (used in) Financing Activities:
Proceeds from borrowings	9,173	—
Principal payments	(1,909)	(1,449)
Distribution to non-controlling interest	(37)	(642)
Net cash provided by (used in) financing activities	7,227	(2,091)

Effect of Exchange Rate Changes on Cash	$163	$(220)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$3,985	$(8,714)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$46,284	$76,444
Cash, Cash Equivalents and Restricted Cash at End of Period	$50,269	$67,730

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,053	$1,064
Income taxes paid	$502	$619

Non-Cash Investing Activities:
Purchase of property and equipment on account	$5,499	$3,647

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is an international casino entertainment company. The Company’s operations as of March 31, 2019 are detailed below.

The Company owns, operates and manages the following casinos through wholly-owned subsidiaries in North America and England:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)
•	The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”)
•	Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”)
•	The Century Casino Calgary, Alberta, Canada (“CAL”)
•	The Century Casino & Hotel in Central City, Colorado (“CTL”)
•	The Century Casino & Hotel in Cripple Creek, Colorado (“CRC”); and
•	The Century Casino Bath in Bath, England (“CCB”)

Century Mile is a multi-level REC in the Edmonton market area that the Company opened on April 1, 2019. Century Mile includes a one-mile horse racetrack. The Company held the first horse race on April 28, 2019. In addition, Century Mile operates the pari-mutuel off-track betting network in Northern Alberta, Canada. The project cost CAD 61.5 million ($46.0 million based on the exchange rate in effect on March 31, 2019) and was financed with cash from the Company’s equity offering in November 2017 and additional financing from the Company’s credit agreement with the Bank of Montreal (“BMO”). See Note 5 for additional information on the Company’s credit agreement with BMO.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of March 31, 2019, CPL owned licenses for seven casinos operating throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•

As of March 31, 2019, the Company operated nine ship-based casinos through concession agreements with three cruise ship owners. The concession agreements to operate the ship-based casinos onboard the Wind Spirit and Star Pride ended in January 2019 and March 2019, respectively. The concession agreements to operate the ship-based casinos onboard the Wind Surf and Star Breeze ended in April 2019, and the concession agreement to operate the ship-based casino onboard the Star Legend will end in May 2019.

•

The Company, through its subsidiary CRM, has a 7.5% ownership interest in Mendoza Central Entretenimientos S.A., an Argentinian company (“MCE”). In addition, CRM provides advice to MCE on casino matters pursuant to a consulting agreement in exchange for a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 3 for additional information related to MCE.

•

The Company, through its subsidiary CRM, has a 51% ownership interest in Golden Hospitality Ltd. (“GHL”). GHL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Unaffiliated shareholders own the remaining 49% of GHL, which is reported as a non-controlling financial interest. GHL has entered into a purchase agreement with Minh Chau Ltd. (“MCL”) and MCL’s owners to purchase up to 51% of MCL over a three-year period, with an option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions. MCL is the owner of a small hotel and international entertainment and gaming club in the Cao Bang province of Vietnam near the Vietnamese – Chinese border station. In addition to the purchase agreement, GHL and MCL have entered into a management agreement which provides that GHL will manage the operations at MCL in exchange for receiving a portion of MCL’s net profit. See Note 3 for additional information related to GHL and MCL.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the quarter ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	March 31,	March 31,
Amounts in thousands	2019	2018
Cash and cash equivalents	$49,533	$65,939
Restricted cash	—	1,062
Restricted cash included in deposits and other	736	729
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$50,269	$67,730

For the three months ended March 31, 2019, restricted cash included $0.6 million in deposits and other related to a cash guarantee for the Company’s CCB loan agreement and $0.1 million in deposits and other related to payments of prizes and giveaways for Casinos Poland.

Presentation of Foreign Currency Amounts

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	March 31,	December 31,
Ending Rates	2019	2018
Canadian dollar (CAD)	1.3363	1.3642
Euros (EUR)	0.8908	0.8738
Polish zloty (PLN)	3.8313	3.7606
British pound (GBP)	0.7672	0.7823

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2019	2018	% Change
Canadian dollar (CAD)	1.3294	1.2643	(5.1%)
Euros (EUR)	0.8808	0.8136	(8.3%)
Polish zloty (PLN)	3.7869	3.3992	(11.4%)
British pound (GBP)	0.7683	0.7186	(6.9%)
Source: Pacific Exchange Rate Service

2. SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements - In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 31, 2021, and interim periods within those fiscal years. Early adoption of ASU 2017-04 is permitted on goodwill impairment tests performed after January 1, 2017. ASU 2017-04 should be applied on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2017-04; however, the standard is not expected to have a material impact on its consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The objective of ASU 2018-17 is to improve (i) the application of variable interest entity guidance to private companies under common control and (ii) consideration of indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Changes Related to Adoption of ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 and subsequent amendments is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. The Company adopted ASU 2016-02 and the subsequent amendments retrospectively on January 1, 2019 in its condensed consolidated financial statements for the three months ended March 31, 2019.  The Company used the alternative modified retrospective method, also known as the transition relief method permitted under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which did not require the restatement of prior periods and instead recognized a $0.3 million cumulative-effect adjustment to retained earnings upon transition. See Note 11 for additional information related to the Company’s lease obligations.

When adopting the leasing standard, the Company made the following policy elections:

•	The Company elected the practical expedient to account for lease and non-lease components as a single lease component for all asset classes;
•	The Company elected the short-term lease measurement and recognition exemption and did not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less;
•	The Company used its original assumptions for operating leases entered into prior to adoption, electing not to use the hind sight practical expedient;
•

The Company elected to use the package of practical expedients for transition and did not reassess (i) whether expired or existing contracts were leases or contained leases, (ii) the classification of its existing leases, or (iii) initial direct costs for existing leases; and

•	The Company elected not to evaluate existing or expired land easements under the leasing standard prior to the date of adoption.

The impact of adopting the leasing standard on the Company’s condensed consolidated balance sheet as of January 1, 2019 was as follows:

Amounts in thousands	Prior to Adoption	Changes Related to Adoption of ASU 2016-02	Post Adoption
Operating Leases
Leased right-of-use assets, net	$—	$38,276	$38,276
Prepaid expenses	1,650	(136)	1,514
Accrued liabilities	15,664	(639)	15,025
Operating lease liabilities, net of current portion	—	40,410	40,410
Taxes payable and other	3,381	(1,350)	2,031
Retained earnings	76,056	(232)	75,824
Non-controlling interests	7,062	(49)	7,013

Finance Leases
Property and equipment, net	187,017	(362)	186,655
Leased right-of-use assets, net	—	362	362
Current portion of long-term debt	17,482	(123)	17,359
Current portion of finance lease liabilities	—	123	123
Long-term debt, net of current portion and deferred financing costs	42,041	(310)	41,731
Finance lease liabilities, net of current portion	$—	$310	$310

As of December 31, 2018, maturities related to operating leases were reported as follows:

Amounts in thousands
2019	$4,079
2020	2,783
2021	2,748
2022	2,700
2023	2,646
Total	$14,956

3.INVESTMENTS

Cost Investment

Mendoza Central Entretenimientos S.A.

In October 2014, CRM entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CRM purchased 7.5% of the shares of MCE for $1.0 million. Pursuant to the MCE Agreement, CRM is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina that is owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CRM has appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which the Company did not exercise. The Company accounts for the $1.0 million investment in MCE using the cost method.

Equity Investment

Minh Chau Ltd.

In April 2018, CRM acquired a 51% ownership interest in GHL for $0.6 million. GHL entered into an agreement with MCL and its owners, pursuant to which GHL agreed to purchase up to a total of 51% of MCL over a three-year period for approximately $3.6 million. GHL has the option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions. As of March 31, 2019, GHL has paid $0.6 million for a total ownership interest in MCL of 9.21%. GHL and MCL also entered into a management agreement, which provides that GHL will manage the operations at MCL’s hotel and international entertainment and gaming club in exchange for receiving a portion of MCL’s net profit. The Company accounts for GHL’s interest in MCL as an equity investment. The Company excluded the presentation of MCL’s stand-alone financial information after it determined that it is not significant compared to the Company’s consolidated results. At March 31, 2019, the Company’s maximum exposure to losses based on the value of the Company’s equity investment in GHL and GHL’s 51% purchase commitment in MCL was $3.6 million.

4.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of March 31, 2019 include the operations at CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been no indications of impairment at CRA, CDR, CSA or CPL since the Company’s last annual analysis that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance – December 31, 2018	$3,603	$139	$3,446	$6,805	$13,993
Effect of foreign currency translation	76	3	72	(126)	25
Balance -- March 31, 2019	$3,679	$142	$3,518	$6,679	$14,018

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – December 31, 2018	$108	$1,622	$1,730
Effect of foreign currency translation	—	(30)	(30)
Balance -- March 31, 2019	$108	$1,592	$1,700

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

Casino Licenses

Casino licenses consist of the following:

	March 31,	December 31,
Amounts in thousands	2019	2018
Finite-lived
Casino licenses	$2,830	$2,883
Less: accumulated amortization	(828)	(708)
Total finite-lived casino licenses, net	2,002	2,175
Infinite-lived
Casino licenses	12,712	12,453
Total infinite-lived casino licenses	12,712	12,453
Casino licenses, net	$14,714	$14,628

Poland

As of March 31, 2019, Casinos Poland had eight casino licenses, each with an original term of six years, which are finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2018	$2,175
Amortization	(135)
Effect of foreign currency translation	(38)
Balance -- March 31, 2019	$2,002

As of March 31, 2019, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2019	$316
2020	421
2021	421
2022	407
2023	339
Thereafter	98
$2,002

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the current CPL casino licenses expire is 4.4 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license. In April 2019, CPL combined the two licenses used to operate casinos in the Warsaw Marriott Hotel into one license and transferred the remaining license to the Hilton Hotel in Warsaw. This transfer extends the Hilton Hotel’s license to September 2022 and the Marriott Hotel’s license to July 2024.

Canada and Corporate and Other

The licenses at CDR, CSA and CCB are infinite-lived intangible assets that are not amortized. CDR holds licenses from the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”) and Horse Racing Alberta (“HRA”). CSA holds a license from the AGLC. CCB holds licenses from the Great Britain Gambling Commission. No impairment charges related to the licenses have been recorded. Changes in the carrying amount of the licenses are as follows:

	Canada		Corporate and Other
Amounts in thousands	Century Downs	Century Casino St. Albert	Century Casino Bath
Balance – December 31, 2018	$2,332	$8,960	$1,161
Effect of foreign currency translation	49	187	23
Balance -- March 31, 2019	$2,381	$9,147	$1,184

5.  LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2019 and December 31, 2018 consisted of the following:

Amounts in thousands	March 31, 2019		December 31, 2018
Credit agreement - Bank of Montreal	$48,036	4.42%	$40,515	4.43%
Credit agreements - CPL	2,216	3.21%	1,949	1.77%
Credit facilities - CPL	1,061	5.17%	647	3.57%
Credit agreement - CCB	2,346	2.52%	2,429	2.34%
Financing obligation - CDR land lease	14,590	14.62%	14,291	13.79%
Capital leases (1)	—	—	188	7.06%
Total principal	$68,249	6.58%	$60,019	6.74%
Deferred financing costs	(477)		(496)
Total long-term debt	$67,772		$59,523
Less current portion	(17,992)		(17,482)
Long-term portion	$49,780		$42,041

(1)	See Note 2 and Note 11 for information related to the treatment of the Company’s lease agreements after the adoption of ASU 2016-02 and related amendments.

Credit Agreement - Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with BMO. In August 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company, through its Canadian subsidiaries, entered into a second amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 69.2 million. In August 2018, the Company, through its Canadian subsidiaries, entered into a third amended and restated credit agreement with BMO (the “BMO Credit Agreement”) to provide additional financing for the Century Mile project and a leasing credit facility. Under the BMO Credit Agreement, the Company’s borrowing capacity was increased to CAD 102.2 million with an interest rate of BMO’s floating rate plus a margin, except for the rates for Credit Facility H, which will be determined upon execution of a lease agreement. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of March 31, 2019, the Company had borrowed CAD 88.1 million, of which the outstanding balance was CAD 64.2 million ($48.0 million based on the exchange rate in effect on March 31, 2019) and the Company had approximately CAD 16.0 million ($12.0 million based on the exchange rate in effect on March 31, 2019) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.2 million based on the exchange rate in effect on March 31, 2019) from Credit Facility E for the interest rate swap agreements discussed below.

The BMO Credit Agreement consists of the following credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of March 31, 2019, the Company had CAD 1.1 million ($0.8 million based on the exchange rate in effect on March 31, 2019) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of March 31, 2019, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of March 31, 2019, the Company had CAD 6.1 million ($4.6 million based on the exchange rate in effect on March 31, 2019) available for borrowing under Credit Facility C.

4.

Credit Facility D is an approximately CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used the entire amount of the facility to pay for the Company’s acquisition of CSA in September 2016. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of March 31, 2019, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years mirroring the interest rate swap agreements discussed below.  The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below.

6.

Credit Facility F is a CAD 33.0 million demand, non-revolving, construction credit facility for use for the construction and development of the Century Mile project. Upon the maturity of Credit Facility F on the facility termination date (which is the earliest of (i) the date on which demand for the payment is made by BMO; (ii) August 24, 2019; (iii) the Project Construction Completion Date, as defined in the BMO Credit Agreement; or (iv) the occurrence of an event of default), the principal balance will be converted to Credit Facility G. Once funds are advanced from Credit Facility F, they cannot be re-borrowed. As of March 31, 2019, the Company had CAD 8.8 million ($6.6 million based on the exchange rate in effect on March 31, 2019) available for borrowing under Credit Facility F.

7.

Credit Facility G is a committed, non-revolving, term credit facility that the Company will utilize at the maturity of Credit Facility F. Credit Facility G has a term of five years from the date of conversion of Credit Facility F. The Company cannot re-borrow funds that have been repaid under Credit Facility G.

8.

Credit Facility H is a CAD 2.0 million equipment leasing credit facility for use for the Century Mile project pursuant to the Interim Funding Agreement and Master Lease Agreement described in the BMO Credit Agreement. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement pursuant to the Interim Funding Agreement and Master Lease Agreement. Maturity dates will be set once the facility is utilized. As of March 31, 2019, the Company had CAD 2.0 million ($1.5 million based on the exchange rate in effect on March 31, 2019) available for borrowing under Credit Facility H. The Company expects to enter into CAD 1.3 million ($1.0 million based on the exchange rate in effect on March 31, 2019) of equipment leases under this agreement in the second quarter of 2019.

Any funds not drawn down under specified facilities in the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rates in effect on March 31, 2019 and 2018) were recorded as interest expense in the condensed consolidated statements of earnings for each of the three months ended March 31, 2019 and 2018. The shares of the Company’s Canadian subsidiaries that own CRA, CAL, CSA and Century Mile and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio less than 4:1, a fixed charge coverage ratio greater than 1:1, maintenance of a CAD 50.0 million equity balance and a capital expenditure limit of CAD 5.5 million for 2019. The Company was in compliance with all financial covenants of the BMO Credit Agreement as of March 31, 2019.

The Company has entered into interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the BMO Credit Agreement. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings. As of March 31, 2019, the Company had the following interest rate swap agreements set at a Canadian Dollar Offered Rate (“CDOR”):

•	Notional amount of CAD 6.2 million ($4.6 million based on the exchange rate in effect on March 31, 2019) with a rate of 3.92% expiring in August 2019;
•	Notional amount of CAD 6.2 million ($4.6 million based on the exchange rate in effect on March 31, 2019) with a rate of 3.89% expiring in August 2019; and
•	Notional amount of CAD 11.3 million ($8.5 million based on the exchange rate in effect on March 31, 2019) with a rate of 4.08% expiring in December 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were less than $0.1 million for each of the three months ended March 31, 2019 and 2018. These costs are included in interest expense in the condensed consolidated statements of earnings.

Casinos Poland

As of March 31, 2019, CPL had a short-term line of credit with Alior Bank used to finance current operations. The line of credit bears an interest rate of one-month WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. As of March 31, 2019, the credit facility had no outstanding balance, Alior Bank had secured bank guarantees of PLN 2.8 million ($0.7 million based on the exchange rate in effect on March 31, 2019) and approximately PLN 10.2 million ($2.7 million based on the exchange rate in effect on March 31, 2019) was available for borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of March 31, 2019. CPL entered into a new agreement with Alior Bank for this credit facility on April 9, 2019. The credit facility terminates on April 16, 2021,  bears an interest rate of three-month WIBOR plus 1.55% and has a borrowing capacity of PLN 13.0 million through April 2020 and PLN 4.0 million through April 2021, of which PLN 4.0 million may only be used to secure bank guarantees.

As of March 31, 2019, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 1.40% with a borrowing capacity of PLN 5.0 million. As of March 31, 2019, the credit facility had an outstanding balance of PLN 4.1 million ($1.1 million based on the exchange rate in effect on March 31, 2019) and approximately PLN 0.9 million ($0.2 million based on the exchange rate in effect on March 31, 2019) was available for additional borrowing as of March 31, 2019. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was in compliance with all financial covenants of this credit facility as of March 31, 2019. CPL entered into a new agreement with mBank for this line of credit on April 25, 2019. The line of credit terminates on March 30, 2020 and has the same borrowing capacity and interest rate that it had under the prior agreement.

As of March 31, 2019, CPL also had three credit agreements as detailed below.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that will be used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three-year term through November 2021. As of March 31, 2019, the credit agreement had an outstanding balance of PLN 3.0 million ($0.8 million based on the exchange rate in effect on March 31, 2019). CPL has no further borrowing availability under this credit agreement. The credit agreement is guaranteed with a promissory note and by a building owned by CPL in Warsaw. In addition, CPL is required to maintain both cash inflows of PLN 5.0 million to its account held with mBank and financial covenants, including covenants that relate to profit margins not lower than 0.7% to 1.0%, liquidity ratios no less than 0.5% to 1.3% and a debt ratio not higher than 50%. CPL was in compliance with all financial covenants of this credit agreement as of March 31, 2019.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that will be used to renovate and enlarge the casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three-year term through November 2021. As of March 31, 2019, the credit agreement had an outstanding balance of PLN 4.0 million ($1.0 million based on the exchange rate in effect on March 31, 2019). CPL has no further borrowing availability under this credit agreement.  The credit agreement is guaranteed with a promissory note and by a building owned by CPL in Warsaw. In addition, CPL is required to maintain both cash inflows of PLN 1.0 million to its account held with mBank and financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 1.2% and a debt ratio not higher than 60%. CPL was in compliance with all financial covenants of this credit agreement as of March 31, 2019.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that will be used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four-year term through November 2022. As of March 31, 2019, the credit agreement had an outstanding balance of PLN 1.5 million ($0.4 million based on the exchange rate in effect on March 31, 2019). CPL had PLN 1.0 million ($0.3 million based on the exchange rate in effect on March 31, 2019) available to borrow as of March 31, 2019. The credit agreement is guaranteed with a promissory note and by a building owned by CPL in Warsaw. In addition, CPL is required to maintain both cash inflows of PLN 1.0 million to its account held with mBank and financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 1.2% and a debt ratio not higher than 60%. CPL was in compliance with all financial covenants of this credit agreement as of March 31, 2019.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.3 million based on the exchange rate in effect on March 31, 2019). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.4 million ($0.4 million based on the exchange rate in effect on March 31, 2019) with mBank and will terminate in June 2024 and January 2025.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.5 million ($0.1 million based on the exchange rate in effect on March 31, 2019) in deposits for this purpose as of March 31, 2019. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Casino Bath

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”). The loan matures in September 2023 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.625%. Proceeds from the loan were used for construction and fitting out of CCB. As of March 31, 2019, the amount outstanding on the loan was GBP 1.8 million ($2.3 million based on the exchange rate in effect on March 31, 2019). CCB has no further borrowing availability under the loan agreement. The loan is guaranteed by a $0.6 million cash guarantee by CRM. The amount of this guarantee is included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of March 31, 2019, the outstanding balance on the financing obligation was CAD 19.5 million ($14.6 million based on the exchange rate in effect on March 31, 2019).

Century Resorts Management

In August 2018, the Company’s subsidiary, CRM, entered into a loan agreement with UniCredit (the “UniCredit Agreement”) for a revolving line of credit of up to EUR 7.0 million ($7.9 million based on the exchange rate in effect on March 31, 2019) to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. The borrowings may be denominated in EUR, bearing an interest rate of EURIBOR plus a margin of 1.5%, or USD, bearing an interest rate of LIBOR plus a margin of 1.5%.  The line of credit is available until terminated by either party. Funds can be borrowed with terms of 1,  3,  6,  9 or 12 months. The UniCredit Agreement is secured by a EUR 7.0 million guarantee by the Company. The UniCredit Agreement contains customary events of default, including the failure to make required payments. Upon a failure to make required payments following a grace period, amounts due under the UniCredit Agreement may be accelerated.

As of March 31, 2019, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland Credit Agreements	Casinos Poland Credit Facilities	Century Casino Bath Credit Agreement	Century Downs Land Lease	Total
2019	$14,955	$535	$1,061	$391	$—	$16,942
2020	2,766	917	—	521	—	4,204
2021	13,430	764	—	521	—	14,715
2022	521	—	—	521	—	1,042
2023	521	—	—	392	—	913
Thereafter	15,843	—	—	—	14,590	30,433
Total	$48,036	$2,216	$1,061	$2,346	$14,590	$68,249

There is no set repayment schedule for the CPL credit facilities, and the Company classifies them as short-term debt due to the nature of the agreements. The UniCredit Agreement is not included in the table above because no amounts were borrowed as of March 31, 2019.

6.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013.  The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through March 31, 2019, CPL has paid PLN 14.3 million ($4.2 million) related to these audits.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of March 31, 2019 is PLN 3.2 million ($0.8 million based on the exchange rate in effect on March 31, 2019). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of March 31, 2019 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of March 31, 2019.  Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of March 31, 2019.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

7.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the three months ended March 31, 2019, the Company recognized an income tax expense of $0.7 million on pre-tax income of $2.4 million, representing an effective income tax rate of 29.5% compared to an income tax expense of $1.0 million on pre-tax income of $2.3 million, representing an effective income tax rate of 42.6% for the same period in 2018.

A number of items caused the effective income tax rate for the three months ended March 31, 2019 to exceed the US federal statutory income tax rate of 21%. There is a 27% statutory tax rate in Canada where the Company earns a significant portion of its income. In addition, nondeductible stock compensation expense in the United States and certain nondeductible business expenses in Poland contribute to the increased effective income tax rate as compared to the US federal statutory income tax rate. During the first quarter of 2018, CRM received an intercompany dividend, which increased the income tax expense by $0.3 million for the three months ended March 31, 2018. This one time occurrence increased the effective tax rate for the first quarter of 2018 by 12% when compared to the effective tax rate for the first quarter of 2019.

8.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2019 and 2018 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2019	2018
Weighted average common shares, basic	29,439	29,363
Dilutive effect of stock options	613	631
Weighted average common shares, diluted	30,052	29,994

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2019	2018
Stock options	100	—

9. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS REPORTING

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset (1)	$—	$70	$—	$—	$169	$—

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2019.

Long-Term Debt – The carrying value of the BMO Credit Agreement approximates fair value based on the variable interest paid on the obligations. The carrying value of the CPL credit facilities approximates fair value based on the short-term nature of the facilities, the variable interest paid on the Alior Bank facility and the recently negotiated terms. The carrying value of the CPL credit agreements approximates fair value based on the variable interest paid on the obligations. The carrying value of the CCB loan agreement approximates fair value based on the variable interest paid on the obligation. The estimated fair values of the outstanding balances under the BMO Credit Agreement, CPL credit facilities and CCB loan agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The fair values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The fair value of the CDR land lease was CAD 28.6 million ($21.4 million based on the exchange rate in effect on March 31, 2019) as of March 31, 2019. The estimated fair values of the outstanding balances related to the Company’s finance lease obligations and the CDR land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities. The Company entered into a line of credit agreement with UniCredit in August 2018. The Company had not borrowed against this line of credit as of March 31, 2019.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were not designated as accounting hedges. These interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense for the related debt. See Note 5 for details of the Company’s three interest rate swap agreements.

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statement of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
		For the three months
Derivatives not designated as	Income Statement	ended March 31,
ASC 815 hedges	Classification	2019	2018
Interest Rate Swaps	Interest Expense	$278	$222

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of March 31, 2019			As of December 31, 2018
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)
Derivative assets:
Interest rate swaps - current	Other current assets	$48	$—	$48	$94	$—	$94
Interest rate swaps - non-current	Deposits and other	22	—	22	75	—	75
Total derivative assets		$70	$—	$70	$169	$—	$169

10.REVENUE RECOGNITION

The Company derives revenue from:

(1)	contracts with customers,
(2)	financial instruments,
(3)	cost recovery payments, and
(4)	dividends from its cost investment.

A breakout of the Company’s derived revenue is presented in the table below.

	For the three months
	ended March 31,
Amounts in thousands	2019	2018
Revenue from contracts with customers	$45,613	$40,620
Interest income	4	19
Total revenue	$45,617	$40,639

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

	For the three months ended March 31, 2019
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$9,931	$6,799	$19,460	$1,150	$37,340
Hotel	125	321	—	—	446
Food and Beverage	2,441	863	227	221	3,752
Other	3,800	85	65	125	4,075
Net Operating Revenue	$16,297	$8,068	$19,752	$1,496	$45,613

	For the three months ended March 31, 2018
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$9,747	$6,419	$17,073	$768	$34,007
Hotel	136	318	—	—	454
Food and Beverage	2,490	885	184	—	3,559
Other	2,299	84	125	92	2,600
Net Operating Revenue	$14,672	$7,706	$17,382	$860	$40,620

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.2 million for each of the three months ended March 31, 2019 and 2018. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s contract receivables and liabilities is presented in the tables below.

	For the three months		For the three months
	ended March 31, 2019		ended March 31, 2018
Amounts in thousands	Receivables	Contract Liability	Receivables	Contract Liability
Opening	$305	$219	$266	$235
Closing	320	214	286	212
Increase/(Decrease)	$15	$(5)	$20	$(23)

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s condensed consolidated balance sheets. There were no impairment losses for the Company’s receivables for the three months ended March 31, 2019.

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

11.LEASES

The Company determines if an arrangement is a lease at inception. Operating leases and finance lease right-of-use (“ROU”) assets are included in leased ROU assets in the Company’s condensed consolidated balance sheets. Operating lease liabilities are included in current portion of lease liabilities and operating lease liabilities in the Company’s condensed consolidated balance sheets. Finance lease liabilities are included in current portion of lease liabilities and finance lease liabilities in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the rate implicit is not readily determinable for the Company’s leases, the Company uses its incremental borrowing rate in each of the jurisdictions in which its subsidiaries operate to calculate the present value of lease payments. If an implicit rate is readily determinable in the arrangement, the Company will utilize the implicit rate. Lease terms may include options to extend or terminate the lease, these options are included in the lease term when it is reasonably certain that the Company will exercise those options. Operating lease expense is recorded on a straight-line basis over the lease term.

The Company accounts for lease agreements with lease and non-lease components as a single lease component for all asset classes. The Company does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.

The Company’s operating and finance leases include land, casino space, corporate offices, gaming equipment and other equipment. The leases have remaining lease terms of one month to 28 years.

•	Land – The Company leases the land on which the REC at CMR is built. The lease term is 20 years and the Company has six options to renew for additional five year terms.
•

Casino space - The Company leases space for its casino in Bath, England, its seven casinos operating in Poland and its casinos onboard nine cruise ships. The lease term for CCB is 28 years with an option to renew for an additional 15 year term. The lease terms for the casinos in Poland mirror the gaming license terms of six years. The lease terms for the casinos onboard the cruise ships mirror the agreement terms with the cruise ships, and the lease payments are variable based on revenue.

•

Corporate offices – The Company leases space for its corporate offices in Vienna, Austria and Colorado Springs, Colorado. The lease terms are three and 10 years, respectively. The corporate office lease in Vienna has an option to renew for an additional three years.

•	Gaming equipment – The majority of the gaming equipment that the Company leases is on a monthly basis with variable payments based on revenue.
•	Other equipment – The lease terms range from one to six years, some of which include options to extend the lease and some of which include options to terminate within one year.

The components of lease expense were as follows:

For the three months
ended March 31,
Amounts in thousands	2019
Operating lease expense	$1,478

Finance lease expense:
Amortization of right-of-use assets	$32
Interest on lease liabilities	3
Total finance lease expense	$35

Short-term lease expense	$138

Variable lease expense	$681

Supplemental cash flow information related to leases was as follows:

For the three months
ended March 31,
Amounts in thousands	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3
Operating cash flows from operating leases	1,108
Financing cash flows from finance leases	54

Supplemental balance sheet information related to leases was as follows:

As of
Amounts in thousands	March 31, 2019
Operating leases
Leased right-of-use assets, net	$37,716

Current portion of operating lease liabilities	3,270
Operating lease liabilities, net of current portion	37,045
Total operating lease liabilities	40,315

Finance leases
Finance lease right-of-use assets, gross	686
Accumulated depreciation	(360)
Leased right-of-use assets, net	326

Current portion of finance lease liabilities	83
Finance lease liabilities, net of current portion	48
Total finance lease liabilities	131

Weighted-average remaining lease term
Operating leases	15.9 years
Finance leases	1.6 years

Weighted-average discount rate
Operating leases	4.9%
Finance leases	6.7%

Maturities of lease liabilities as of March 31, 2019 were as follows:

Amounts in thousands	Operating leases	Finance leases
Remaining 2019	$4,155	$98
2020	4,835	50
2021	4,761	17
2022	4,524	—
2023	3,895	—
Thereafter	40,253	—
Total lease payments	62,423	165
Less imputed interest	(22,108)	(34)
Total	$40,315	$131

As of March 31, 2019, the Company had additional leases for racing equipment at Century Mile, which have not yet commenced, of approximately $1.0 million. The Company expects the leases will commence in the second quarter of 2019. Lease terms have not been finalized as of the filing of this report.

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

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are our Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as the primary profit measure for its reportable segments. Adjusted EBITDA is a non-US GAAP measure defined as net earnings (loss) before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time items. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers.

The following tables provide information regarding the Company’s segments:

	For the three months ended March 31, 2019
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$16,297	$8,068	$19,752	$1,496	$45,613

Earnings (loss) before income taxes	$2,553	$1,339	$1,831	$(3,284)	$2,439

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,547	$983	$913	$(2,375)	$1,068
Interest expense (income), net	1,192	—	46	16	1,254
Income taxes (benefit)	766	356	461	(867)	716
Depreciation and amortization	797	560	770	298	2,425
Net earnings (loss) attributable to non-controlling interests	240	—	457	(42)	655
Non-cash stock-based compensation	—	—	—	261	261
Gain on foreign currency transactions, cost recovery income and other	(45)	—	(202)	(11)	(258)
(Gain) loss on disposition of fixed assets	(5)	16	5	28	44
Pre-opening expenses	538	—	—	—	538
Adjusted EBITDA	$5,030	$1,915	$2,450	$(2,692)	$6,703

(1)	Net operating revenue for Corporate and Other primarily relates to CCB and the Company’s cruise ship operations.

	For the three months ended March 31, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$14,672	$7,706	$17,382	$860	$40,620

Earnings (loss) before income taxes	$2,681	$1,174	$1,122	$(2,678)	$2,299

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,019	$873	$534	$(2,500)	$926
Interest expense (income), net	939	—	71	1	1,011
Income taxes (benefit)	534	301	323	(178)	980
Depreciation and amortization	874	541	649	89	2,153
Net earnings attributable to non-controlling interests	128	—	265	—	393
Non-cash stock-based compensation	—	—	—	115	115
(Gain) loss on foreign currency transactions and cost recovery income	(72)	—	(169)	182	(59)
Loss on disposition of fixed assets	2	3	26	2	33
Pre-opening expenses	280	—	405	325	1,010
Adjusted EBITDA	$4,704	$1,718	$2,104	$(1,964)	$6,562

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
Canada	Century Casino St. Albert
Canada	Century Mile Racetrack and Casino
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Century Casino Bath
Corporate and Other	Corporate Other

The following operating segments are owned, operated and managed by us through wholly-owned subsidiaries:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada;
•	The Century Casino St. Albert in Edmonton, Alberta, Canada;
•	Century Mile Racetrack and Casino in Edmonton, Alberta, Canada;
•	The Century Casino Calgary, Alberta, Canada;
•	The Century Casino & Hotel in Central City, Colorado;
•	The Century Casino & Hotel in Cripple Creek, Colorado; and
•	The Century Casino Bath in Bath, England

The casino at Century Mile opened on  April 1, 2019 with 588 slot machines and electronic gaming units and 14 video lottery terminals. The first horse race at Century Mile was held on April 28, 2019. The estimated net operating revenue at Century Mile for April 2019 was CAD 3.0 million ($2.2 million based on the exchange rate in effect on April 30, 2019).

We have controlling financial interests through our subsidiary CRM in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and as of March 31, 2019 owned licenses for seven casinos operating throughout Poland. As of March 31, 2019, CPL operated a total of 435 slot machines and 97 tables. The following table summarizes the Polish cities in which CPL operated casinos as of March 31, 2019.  In April 2019, CPL combined the two licenses used to operate casinos in the Warsaw Marriott Hotel into one license and transferred the remaining license to the Hilton Hotel in Warsaw. This transfer extends the Hilton Hotel’s license to September 2022 and the Marriott Hotel’s license to July 2024.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	July 2024	69	20
Warsaw	Hilton Hotel	September 2022	70	24
Bielsko-Biala	Hotel President	October 2023	34	5
Katowice	Park Inn by Radisson	October 2023	68	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	17
Krakow	Dwor Kosciuszko Hotel	May 2024	67	7
Lodz	Manufaktura Entertainment Complex	June 2024	57	10

Casino licenses are granted for six years. When a casino license expires, the Polish Minister of Finance notifies the public of its availability, and interested parties can submit an application for the casino license. Following approval of a casino license by the Minister of Finance, there is a period in which applicants can appeal the decision.

•

We have a 75% ownership interest in CDR, and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is the only horse race track in the Calgary area and is located less than one-mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport.

•

We have a 75% ownership interest in CBS, and we consolidate CBS as a majority-owned subsidiary for which we have a controlling financial interest. RMTC owns the remaining 25% of CBS. We account for and report the 25% ownership interest of RMTC in CBS as a non-controlling financial interest. CBS operates the pari-mutuel network, consisting of the sourcing of common pool pari-mutuel wagering content and live video to off-track betting parlors throughout southern Alberta.

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of March 31, 2019, we operated nine ship-based casinos through concession agreements with three cruise ship owners.  The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of March 31, 2019.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff Herz(1)	17	1
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	17	1
TUI Cruises	Mein Schiff 6	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	12	2
Diamond Cruise	Glory Sea	28	17

(1)	Formerly the Mein Schiff 2.

The concession agreements to operate the ship-based casinos onboard the Wind Spirit and Star Pride ended in January 2019 and March 2019, respectively. The concession agreements to operate the ship-based casinos onboard the Wind Surf and Star Breeze ended in April 2019 and the concession agreement to operate the ship-based casino onboard the Star Legend will end in May 2019.

•

Through our subsidiary CRM, we have a 7.5% ownership interest in MCE. In addition, CRM provides advice to MCE on casino matters pursuant to a consulting agreement for a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA. See Note 3 for additional information related to MCE.

•

Through our subsidiary, CRM, we have a 51% ownership interest in GHL, and we consolidate GHL as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the 49% ownership interest of unaffiliated shareholders of GHL as a non-controlling financial interest. GHL has entered into a purchase agreement with MCL and its owners to purchase up to a 51% ownership interest in MCL over a three-year period, with an option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions. MCL is the owner of a small hotel and international entertainment and gaming club in the Cao Bang province of Vietnam near the Vietnamese – Chinese border station. The hotel offers 30 rooms, and the international entertainment and gaming club currently offers seven electronic table games for non-Vietnamese passport holders under a provincial investment certificate that allows for up to 26 electronic games. In addition to the purchase agreement, GHL and MCL have entered into a management agreement which provides that GHL will manage the operations at MCL in exchange for receiving a portion of MCL’s net profit. See Note 1 and Note 3  to the unaudited condensed consolidated financial statements for additional information related to GHL and MCL.

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

We are exploring an expansion of the gaming floor at CDR. The expansion would add approximately 3,500 square feet to our gaming floor and allow for an additional 70-120 slot machines and a bar. We are currently seeking regulatory approval and, once received, plan to complete the project by the end of 2019. We estimate this project, if undertaken, will cost approximately CAD 1.0 million ($0.7 million based on the exchange rate in effect on March 31, 2019).

We are exploring an expansion at Century Casino & Hotel Cripple Creek to provide additional hotel rooms for our existing casino and hotel.

Presentation of Foreign Currency Amounts - The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2019	2018	% Change
Canadian dollar (CAD)	1.3294	1.2643	(5.1%)
Euros (EUR)	0.8808	0.8136	(8.3%)
Polish zloty (PLN)	3.7869	3.3992	(11.4%)
British pound (GBP)	0.7683	0.7186	(6.9%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,			%
Amounts in thousands	2019	2018	Change	Change
Gaming Revenue	$37,340	$34,007	$3,333	9.8%
Hotel Revenue	446	454	(8)	(1.8%)
Food and Beverage Revenue	3,752	3,559	193	5.4%
Other Revenue	4,075	2,600	1,475	56.7%
Net Operating Revenue	45,613	40,620	4,993	12.3%
Gaming Expenses	(19,566)	(17,741)	1,825	10.3%
Hotel Expenses	(178)	(174)	4	2.3%
Food and Beverage Expenses	(3,929)	(3,636)	293	8.1%
General and Administrative Expenses	(16,055)	(13,665)	2,390	17.5%
Total Operating Costs and Expenses	(42,153)	(37,369)	4,784	12.8%
Loss from Equity Investment	(14)	—	(14)	(100.0%)
Earnings from Operations	3,446	3,251	195	6.0%
Non-Controlling Interest	(655)	(393)	262	66.7%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,068	926	142	15.3%
Adjusted EBITDA (1)	$6,703	$6,562	$141	2.1%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.04	$0.03	$0.01	33.3%
Diluted Earnings Per Share	$0.04	$0.03	$0.01	33.3%

(1)	For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

•

CMR began operating the Northern Alberta off-track betting network in January 2019. CMR contributed a total of $1.6 million in net operating revenue and ($0.7) million in net losses for the three months ended March 31, 2019 compared to ($0.1) million in net losses for the three months ended March 31, 2018. CMR is reported in the Canada reportable segment.

•

The casino at CCB began operating in May 2018. CCB contributed a total of $0.9 million in net operating revenue and ($0.8) million in net losses for the three months ended March 31, 2019 compared to ($0.4) million in net losses for the three months ended March 31, 2018. CCB is reported in the Corporate and Other reportable segment.

•

Casino closures in Poland in 2018 due to license expirations and delays in license tender awards in Poland impacted quarter over quarter comparability of results for CPL. See the Poland discussion below for additional information.

Net operating revenue increased by $5.0 million, or 12.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

•	Canada increased by $1.6 million, or 11.1%.
•	United States increased by $0.4 million, or 4.7%.
•	Poland increased by $2.4 million, or 13.6%.
•	Corporate and Other increased by $0.6 million, or 74.0%.

Operating costs and expenses increased by $4.8 million, or 12.8%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Following is a breakout of operating costs and expenses by segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

•	Canada increased by $1.5 million, or 13.2%.
•	United States increased by $0.2 million, or 3.0%.
•	Poland increased by $1.7 million, or 10.5%.
•	Corporate and Other increased by $1.4 million, or 41.6%.

Earnings from operations increased by $0.2 million, or 6.0%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

•	Canada increased by $0.2 million, or 4.3%.
•	United States increased by $0.2 million, or 14.1%.
•	Poland increased by $0.7 million, or 63.6%.
•	Corporate and Other decreased by ($0.8) million, or (31.0%).

Net earnings increased by $0.1 million, or 15.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended March 31, 2019
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,547	$983	$913	$(2,375)	$1,068
Interest expense (income), net	1,192	—	46	16	1,254
Income taxes (benefit)	766	356	461	(867)	716
Depreciation and amortization	797	560	770	298	2,425
Net earnings (loss) attributable to non-controlling interests	240	—	457	(42)	655
Non-cash stock-based compensation	—	—	—	261	261
Gain on foreign currency transactions, cost recovery income and other	(45)	—	(202)	(11)	(258)
(Gain) loss on disposition of fixed assets	(5)	16	5	28	44
Pre-opening expenses	538	—	—	—	538
Adjusted EBITDA	$5,030	$1,915	$2,450	$(2,692)	$6,703

	For the three months ended March 31, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,019	$873	$534	$(2,500)	$926
Interest expense (income), net	939	—	71	1	1,011
Income taxes (benefit)	534	301	323	(178)	980
Depreciation and amortization	874	541	649	89	2,153
Net earnings attributable to non-controlling interests	128	—	265	—	393
Non-cash stock-based compensation	—	—	—	115	115
(Gain) loss on foreign currency transactions and cost recovery income	(72)	—	(169)	182	(59)
Loss on disposition of fixed assets	2	3	26	2	33
Pre-opening expenses	280	—	405	325	1,010
Adjusted EBITDA	$4,704	$1,718	$2,104	$(1,964)	$6,562

Non-GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a Constant Currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believes that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our operating revenue, earnings from operations, net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA. Constant Currency results are calculated by dividing the current quarter or year to date local currency segment results, excluding the local currency impact of foreign currency gains and losses, by the prior year’s average exchange rate for the quarter or year to date and comparing them to actual US dollar results for the prior quarter or year to date. The current and prior year’s average exchange rates for the three-month periods are presented above. The Constant Currency results are presented below.

	For the three months
	ended March 31,
Amounts in thousands	2019	2018	% Change
Net operating revenue as reported (GAAP)	$45,613	$40,620	12%
Foreign currency impact vs. 2018	3,169
Net operating revenue constant currency (non-GAAP)	$48,782	$40,620	20%

Earnings from operations (GAAP)	$3,446	$3,251	6%
Foreign currency impact vs. 2018	321
Earnings from operations constant currency (non-GAAP)	$3,767	$3,251	16%

Net earnings attributable to Century Casinos, Inc. shareholders as reported (GAAP)	$1,068	$926	15%
Foreign currency impact vs. 2018	154
Net earnings attributable to Century Casinos, Inc. shareholders constant currency (non-GAAP)	$1,222	$926	32%

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

Amounts in thousands	March 31, 2019	March 31, 2018
Total long-term debt, including current portion	$67,772	$53,969
Deferred financing costs	477	220
Total principal	$68,249	$54,189
Less: cash and cash equivalents	$49,533	$65,939
Net Debt	$18,716	$(11,750)

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the three months
	ended March 31,			%
Amounts in thousands	2019	2018	Change	Change
Gaming	$9,931	$9,747	$184	1.9%
Hotel	125	136	(11)	(8.1%)
Food and Beverage	2,441	2,490	(49)	(2.0%)
Other	3,800	2,299	1,501	65.3%
Net Operating Revenue	16,297	14,672	1,625	11.1%
Gaming Expenses	(2,944)	(3,039)	(95)	(3.1%)
Hotel Expenses	(50)	(49)	1	2.0%
Food and Beverage Expenses	(2,102)	(2,068)	34	1.6%
General and Administrative Expenses	(6,704)	(5,094)	1,610	31.6%
Total Operating Costs and Expenses	(12,597)	(11,124)	1,473	13.2%
Earnings from Operations	3,700	3,548	152	4.3%
Non-Controlling Interest	(240)	(128)	112	87.5%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,547	2,019	(472)	(23.4%)
Adjusted EBITDA	$5,030	$4,704	$326	6.9%

In January 2019, CMR began operating the Northern Alberta off-track betting network. The CMR casino in Edmonton opened on April 1, 2019, and the first horse race was held on April 28, 2019.

In January 2019, we opened off-track betting parlors in CRA and CSA.

Three Months Ended March 31, 2019 and 2018

The following discussion highlights results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Results in US dollars were impacted by a 5.1% exchange rate decrease in the average rate between the US dollar and the Canadian dollar for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue Highlights

	In CAD		In US dollars
•	At CRA, net operating revenue increased by CAD 0.1 million, or 1.4%, due to increased gaming revenue and revenue from the off-track betting parlor that opened in January.	•	At CRA, net operating revenue decreased by ($0.2) million, or (3.5%).
•	At CSA, net operating revenue increased by CAD 0.1 million, or 4.2%, due to increased gaming and food and beverage revenue.	•	At CSA, net operating revenue remained constant.
•	At CMR, net operating revenue from operating the Northern Alberta off-track betting network was CAD 2.1 million for the three months ended March 31, 2019.	•	At CMR, net operating revenue was $1.6 million.
•	At CAL, net operating revenue increased by CAD 0.2 million, or 7.9%, due to increased gaming revenue.	•	At CAL, net operating revenue increased by $0.1 million, or 2.6%.
•	At CDR, net operating revenue increased by CAD 0.6 million, or 11.1%, due to increased gaming and food and beverage revenue.	•	At CDR, net operating revenue increased by $0.3 million, or 5.7%.

Operating Expense Highlights

	In CAD		In US dollars
•	At CRA, operating expenses increased by CAD 0.1 million, or 1.4%, due to increased payroll costs.	•	At CRA, operating expenses decreased by ($0.1) million, or (3.5%).
•	At CSA, operating expenses remained constant.	•	At CSA, operating expenses decreased by ($0.1) million, or (6.5%).
•

At CMR, operating expenses increased by CAD 2.9 million, or 779.1%. Operating expenses increased by CAD 1.4 million related to land lease costs and additional payroll and operating costs related to opening the REC. In addition, CMR had CAD 1.5 million in expenses related to operating the northern Alberta pari-mutuel off-track betting network beginning in January 2019.

		•	At CMR, operating expenses increased by $2.1 million, or 753.3%.
•	At CAL, operating expenses remained constant.	•	At CAL, operating expenses decreased by ($0.1) million, or (4.8%).
•	At CDR, operating expenses decreased by (CAD 0.1) million, or (2.7%), due to decreased payroll costs and racing-related operating expenses.	•	At CDR, operating expenses decreased by ($0.2) million, or (7.6%).

Earnings from operations at CBS, which operates the Southern Alberta pari-mutuel off-track betting network, increased by $0.1 million, or 386.7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months
	ended March 31,			%
Amounts in thousands	2019	2018	Change	Change
Gaming	$6,799	$6,419	$380	5.9%
Hotel	321	318	3	0.9%
Food and Beverage	863	885	(22)	(2.5%)
Other	85	84	1	1.2%
Net Operating Revenue	8,068	7,706	362	4.7%
Gaming Expenses	(3,239)	(3,029)	210	6.9%
Hotel Expenses	(128)	(125)	3	2.4%
Food and Beverage Expenses	(913)	(916)	(3)	(0.3%)
General and Administrative Expenses	(1,889)	(1,921)	(32)	(1.7%)
Total Operating Costs and Expenses	(6,729)	(6,532)	197	3.0%
Earnings from Operations	1,339	1,174	165	14.1%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	983	873	110	12.6%
Adjusted EBITDA	$1,915	$1,718	$197	11.5%

Three Months Ended March 31, 2019 and 2018

The following discussion highlights results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Market Share Highlights

•	The Central City market increased by 5.2% and CTL’s share of the Central City market was 26.2% compared to 26.9% for the three months ended March 31, 2018.
•	The Cripple Creek market decreased by (2.0%) and CRC’s share of the Cripple Creek market was 11.1% compared to 9.9% for the three months ended March 31, 2018.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.1 million, or 2.7%, due to increased gaming revenue.
•	At CRC, net operating revenue increased by $0.2 million, or 7.7%, due to increased gaming revenue.

Operating Expense Highlights

•	At CTL, operating expenses remained constant.
•	At CRC, operating expenses increased by $0.1 million, or 6.0%, due to increased gaming-related expenses and marketing expenses.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months
	ended March 31,			%
Amounts in thousands	2019	2018	Change	Change
Gaming	$19,460	$17,073	$2,387	14.0%
Food and Beverage	227	184	43	23.4%
Other	65	125	(60)	(48.0%)
Net Operating Revenue	19,752	17,382	2,370	13.6%
Gaming Expenses	(12,463)	(11,043)	1,420	12.9%
Food and Beverage Expenses	(714)	(652)	62	9.5%
General and Administrative Expenses	(4,130)	(4,014)	116	2.9%
Total Operating Costs and Expenses	(18,077)	(16,358)	1,719	10.5%
Earnings from Operations	1,675	1,024	651	63.6%
Non-Controlling Interest	(457)	(265)	192	72.5%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	913	534	379	71.0%
Adjusted EBITDA	$2,450	$2,104	$346	16.4%

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Once a gaming license has expired, any gaming company can apply for a new license for that city. The following is a summary of changes in and comparability of the casinos in Poland operated by CPL in the three months ended March 31, 2019 and 2018.

•

The casinos at the Marriott Hotel in Warsaw; the Hilton Warsaw Hotel and Convention Centre in Warsaw; and the Hotel President in Bielsko-Biala  were operational for the full three months ended March 31, 2019 and 2018.

•

The casinos at the Dwor Kosciuszko Hotel in Krakow;  the Manufaktura Entertainment Complex in Lodz;  the HP Park Plaza Hotel in Wroclaw; and the Altus Building in Katowice were open for the three months ended March 31, 2019 but were closed for one to three months during the quarter ended March 31, 2018.

•

The casinos at the Hotel Andersia in Poznan and the Hotel Plock in Plock were closed in April 2018 and February 2018, respectively. As a result, there were no operating results for these casinos for the three months ended March 31, 2019 compared to operating results of three and one months, respectively, for the three months ended March 31, 2018.

In April 2019, CPL combined the two licenses used to operate casinos in the Warsaw Marriott Hotel into one license and transferred the remaining license to the Hilton Hotel in Warsaw.

Effective April 2017, the Polish gaming laws permit online gaming and slot arcades operated through a state-run company. The first slot arcades opened in Poland in June 2018, and online gaming began operating in December 2018. We have not experienced a negative impact to our results of operations in Poland from slot arcades and online gaming; however, increased competition could occur and adversely affect our results of operations in the future.

Three Months Ended March 31, 2019 and 2018

Results in US dollars were impacted by an 11.4% decrease in the average exchange rate between the US dollar and Polish zloty for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue Highlights

	In PLN		In US dollars
•

Net operating revenue increased by PLN 15.7 million, or 26.6%, due to the additional gaming revenue from the casinos that were operational in 2019 compared to 2018, offset by the lost revenue from the closure of the Poznan and Plock casinos as described above.

		•	Net operating revenue increased by $2.4 million, or 13.6%.

Operating Expense Highlights

	In PLN		In US dollars
•

Operating expenses increased by PLN 12.9 million, or 23.1%, primarily due to increased gaming tax expense of PLN 7.8 million resulting from the increase in gaming revenue, increased general and administrative expenses from the casinos that were operational in 2019 compared to 2018 and increased payroll costs of PLN 1.5 million.

		•	Operating expenses increased by $1.7 million, or 10.5%.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months
	ended March 31,			%
Amounts in thousands	2019	2018	Change	Change
Gaming	$1,150	$768	$382	49.7%
Food and Beverage	221	—	221	100.0%
Other	125	92	33	35.9%
Net Operating Revenue	1,496	860	636	74.0%
Gaming Expenses	(920)	(630)	290	46.0%
Food and Beverage Expenses	(200)	—	200	100.0%
General and Administrative Expenses	(3,332)	(2,636)	696	26.4%
Total Operating Costs and Expenses	(4,750)	(3,355)	1,395	41.6%
Loss from Equity Investment	(14)	—	(14)	(100.0%)
Losses from Operations	(3,268)	(2,495)	(773)	(31.0%)
Non-Controlling Interest	42	—	(42)	(100.0%)
Net (Loss) Attributable to Century Casinos, Inc. Shareholders	(2,375)	(2,500)	125	5.0%
Adjusted EBITDA	$(2,692)	$(1,964)	$(728)	(37.1%)

We have mutually agreed with the cruise lines through which we have concession agreements not to extend certain agreements at their termination dates. The following is a summary of concession agreements that ended in 2018 and the first quarter of 2019.

Cruise Ship	Month of Termination
Mein Schiff 1	April 2018
Marella Discovery	October 2018
Wind Star	November 2018
Wind Spirit	January 2019
Star Pride	March 2019

In addition, the concession agreements to operate the ship-based casinos onboard the Wind Surf and Star Breeze ended in April 2019, and the concession agreement to operate the ship-based casino onboard the Star Legend will end in May 2019.

The casino at CCB opened in May 2018.

In April 2018, CRM purchased a 51% ownership interest in GHL. GHL entered into agreements with MCL, the owner of a hotel and international entertainment and gaming club in the Cao Bang province of Vietnam, under which GHL manages MCL and owns 9.21% of its outstanding shares. We consolidate GHL as a majority-owned subsidiary for which we have a controlling financial interest and account for GHL’s interest in MCL as an equity investment.

Three Months Ended March 31, 2019 and 2018

The following discussion highlights results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Results at CCB were impacted by a 6.9% exchange rate decrease for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue Highlights

•	Net operating revenue for Cruise Ships & Other decreased by ($0.3) million, or (30.1%), due to decreases in gaming revenue from our ship operations as detailed above.
•	Net operating revenue for CCB for the three months ended March 31, 2019 was GBP 0.7 million. In US dollars, net operating revenue was $0.9 million.

Operating Expense Highlights

•	Operating expenses for Cruise Ships & Other decreased by ($0.3) million, or (40.4%), due to decreased operating expenses on the ships in which our concession agreements ended as detailed above.
•

Operating expenses for CCB increased by GBP 1.1 million, or 492.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in operating expenses was due to the casino being operational during the quarter ended March 31, 2019 compared to being under construction in the quarter ended March 31, 2018. In US dollars, operating expenses increased by $1.5 million, or 453.5%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by ($0.3) million, or (12.1%), for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to additional stock compensation and operating expenses.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months
	ended March 31,			%
Amounts in thousands	2019	2018	Change	Change
Interest Income	$4	$19	$(15)	(78.9%)
Interest Expense	(1,258)	(1,030)	228	22.1%
Gain on Foreign Currency Transactions and Other	247	59	188	318.6%
Non-Operating (Expense) Income	$(1,007)	$(952)	$55	5.8%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the BMO Credit Agreement, the fair value adjustments for our interest rate swap agreements, our CPL and CCB borrowings, interest expense related to the CDR land lease and our finance lease agreements.  The increased interest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is due primarily to increased interest expense related to additional borrowings for CMR under the BMO Credit Agreement, and the CDR land lease.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2019, we recognized an income tax expense of $0.7 million on pre-tax income of $2.4 million, representing an effective income tax rate of 29.5%, compared to an income tax expense of $1.0 million on pre-tax income of $2.3 million, representing an effective income tax rate of 42.6% for the same period in 2018. For an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

As of March 31, 2019, our total debt under bank borrowings and other agreements net of $0.5 million related to deferred financing costs was $67.8 million, of which $49.8 million was long-term debt and  $18.0 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, the CPL credit facilities and the CCB loan agreement. A principal amount of approximately CAD 16.1 million ($12.0 million based on the exchange rate in effect on March 31, 2019) under our BMO Credit Agreement is due in August 2019 and is presented in the current portion of long-term debt. We intend to seek to refinance this portion of our BMO Credit Agreement and anticipate that the refinancing will be completed in the third quarter of 2019. We intend to repay the remaining current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 5, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $18.7 million as of March 31, 2019 compared to ($11.8) million as of March 31, 2018, due to the decrease in cash to $49.5 million at March 31, 2019 from $65.9 million at March 31, 2018 and additional borrowings related to the Century Mile project. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-GAAP Measures – Net Debt” above.

The following table lists the amount of 2019 maturities of our debt:

Amounts in thousands
Bank of Montreal	Casinos Poland Credit Agreements	Casinos Poland Credit Facilities	Century Casino Bath Credit Agreement	Century Downs Land Lease	Total
$14,955	$535	$1,061	$391	$—	$16,942

There is no set repayment schedule for the CPL credit facilities, and we classify them as short-term debt due to the nature of the agreements. The UniCredit Agreement is not included in the table above because no amounts were borrowed as of March 31, 2019.

The following table lists the 2019 payments due under our lease agreements:

Amounts in thousands
Operating leases	Finance leases	Total
$4,155	$98	$4,253

Cash Flows

At March 31, 2019, cash, cash equivalents and restricted cash totaled $50.3 million, and we had working capital (current assets minus current liabilities) of $4.6 million compared to cash, cash equivalents and restricted cash of $46.3 million and working capital of $5.0 million at December 31, 2018. The increase in cash, cash equivalents and restricted cash from December 31, 2018 is due to $4.2 million of net cash provided by operating activities, $7.3 million in proceeds from borrowings net of principal payments, and $0.2 million in exchange rate changes, offset by $7.6 million used to purchase property and equipment and less than $0.1 million used for a distribution to non-controlling interest.

Net cash provided by operating activities was $4.2 million for the three months ended March 31, 2019 and $5.8 million for the three months ended March 31, 2018. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $7.6 million for the three months ended March 31, 2019 consisted of  $5.3 million for construction costs related to the Century Mile project; $1.5 million in leasehold improvements at the Marriott Hotel in Warsaw, Poland and additional assets for the casinos in Poland; $0.3 million in slot machines, chairs and security upgrades for CTL and CRC; and $0.5 million in other fixed asset additions at our properties.

Net cash used in investing activities of $12.2 million for the three months ended March 31, 2018 consisted of $3.8 million for the Century Mile project; $4.6 million for CCB; $2.1 million in leasehold improvements at the new casinos in Poland; $0.3 million in gaming equipment for Casinos Poland; $0.2 million in slot machines for CTL and CRC; and $1.2 million in other fixed asset additions at our properties, offset by less than $0.1 million in proceeds from the disposition of assets.

Net cash provided by financing activities of $7.2 million for the three months ended March 31, 2019 consisted primarily of proceeds from borrowings on our long-term debt net of principal repayments.

Net cash used in financing activities of $2.1 million for the three months ended March 31, 2018 consisted of $1.5 million of principal repayments on our long-term debt and $0.6 million in distributions to non-controlling interest.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended March 31, 2019. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2019. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options. In November 2017, we closed a public offering of 4,887,500 shares of our common stock. The net proceeds from the offering were approximately $34.4 million. As discussed below, we have used $24.2 million of the net proceeds for construction of the Century Mile project. We are using the remaining net proceeds to invest in additional gaming projects and for working capital and other general corporate purposes.

We believe that our cash at March 31, 2019, as supplemented by cash flows from operations,  will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. As discussed above, we will need to refinance the CAD 16.1 million ($12.0 million based on the exchange rate in effect on March 31, 2019) current portion of our BMO Credit Agreement prior to maturity in August 2019. We have been successful in refinancing and expanding our available borrowing capacity under the BMO Credit Agreement since its inception in 2012, and we anticipate being able to refinance this debt. We expect that the primary source of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement and other credit arrangements. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, a casino expansion at CDR, an expansion at CRC to provide additional hotel rooms for our existing casino and hotel, and other potential new projects. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

The Century Mile project cost approximately CAD 61.5 million ($46.0 million based on the exchange rate in effect on March 31, 2019). As of March 31, 2019, we used $24.2 million of the net proceeds from the common stock offering, $18.1 million from the BMO Credit Agreement and available cash for construction of the Century Mile project. The BMO Credit Agreement was amended in August 2018 to add an additional borrowing capacity of CAD 33.0 million ($24.7 million based on the exchange rate in effect on March 31, 2019).

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances.  We estimate that approximately $32.1 million of our total $49.5 million in cash and cash equivalents at March 31, 2019 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2019. There were no repurchases of common stock during the three months ended March 31, 2019.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: May 9, 2019