Form 10-Q
period 2019-09-30
CENTURY CASINOS INC /CO/
filed 2019-11-04
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,470,327  shares of common stock, $0.01 par value per share, were outstanding as of October 29, 2019.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$44,029	$45,575
Receivables, net	9,174	6,035
Prepaid expenses	2,692	1,650
Inventories	1,003	898
Other current assets	541	816
Total Current Assets	57,439	54,974

Property and equipment, net	198,909	187,017
Leased right-of-use assets, net	47,242	—
Goodwill	13,786	13,993
Deferred income taxes	2,010	1,545
Casino licenses	14,828	14,628
Trademarks	1,629	1,730
Cost investment	1,000	1,000
Equity investment	—	659
Note receivable, net of current portion and unamortized discount (Note 1)	423	—
Deposits and other	2,584	3,279
Total Assets	$339,850	$278,825

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,363	$17,482
Current portion of operating lease liabilities	4,229	—
Current portion of finance lease liabilities	351	—
Accounts payable	3,376	3,304
Accrued liabilities	12,290	15,664
Accrued payroll	7,540	7,171
Taxes payable	5,681	5,570
Contingent liability (Note 6)	848	829
Total Current Liabilities	51,678	50,020

Long-term debt, net of current portion and deferred financing costs (Note 5)	53,706	42,041
Operating lease liabilities, net of current portion	44,550	—
Finance lease liabilities, net of current portion	979	—
Taxes payable and other	2,297	3,381
Total Liabilities	153,210	95,442
Commitments and Contingencies (Note 6)

See notes to unaudited condensed consolidated financial statements.

-  Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2019	2018
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,470,327 and 29,439,179 shares issued and outstanding	295	294
Additional paid-in capital	115,350	114,214
Retained earnings	76,809	76,056
Accumulated other comprehensive loss	(13,084)	(14,243)
Total Century Casinos, Inc. Shareholders' Equity	179,370	176,321
Non-controlling interests	7,270	7,062
Total Equity	186,640	183,383
Total Liabilities and Equity	$339,850	$278,825

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2019	2018	2019	2018
Operating revenue:
Gaming	$42,019	$35,983	$121,345	$102,595
Hotel	562	575	1,502	1,534
Food and beverage	5,425	4,290	14,230	11,630
Other	4,929	2,716	13,913	8,075
Net operating revenue	52,935	43,564	150,990	123,834
Operating costs and expenses:
Gaming	21,589	18,490	62,873	52,666
Hotel	200	197	565	551
Food and beverage	5,411	4,148	13,891	11,708
General and administrative	19,426	15,174	56,438	44,781
Depreciation and amortization	2,829	2,323	7,698	6,645
Total operating costs and expenses	49,455	40,332	141,465	116,351
Earnings (loss) from equity investment	—	2	(1)	1
Earnings from operations	3,480	3,234	9,524	7,484
Non-operating income (expense):
Interest income	11	74	20	107
Interest expense	(1,427)	(904)	(4,083)	(3,023)
Gain on foreign currency transactions, cost recovery income and other	116	182	886	431
Non-operating (expense) income, net	(1,300)	(648)	(3,177)	(2,485)
Earnings before income taxes	2,180	2,586	6,347	4,999
Income tax expense	(1,133)	(791)	(3,219)	(1,784)
Net earnings	1,047	1,795	3,128	3,215
Net earnings attributable to non-controlling interests	(565)	(155)	(2,143)	(328)
Net earnings attributable to Century Casinos, Inc. shareholders	$482	$1,640	$985	$2,887

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.02	$0.06	$0.03	$0.10
Diluted	$0.02	$0.05	$0.03	$0.10
Weighted average shares outstanding - basic	29,453	29,425	29,444	29,388
Weighted average shares outstanding - diluted	30,179	29,987	30,134	29,986

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2019	2018	2019	2018

Net earnings	$1,047	$1,795	$3,128	$3,215

Other comprehensive (loss) income
Foreign currency translation adjustments	(2,738)	1,810	869	(3,535)
Other comprehensive (loss) income	(2,738)	1,810	869	(3,535)
Comprehensive (loss) income	$(1,691)	$3,605	$3,997	$(320)

Comprehensive (loss) income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(565)	(155)	(2,143)	(328)
Foreign currency translation adjustments	480	(216)	290	430
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(1,776)	$3,234	$2,144	$(218)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for share information	2019	2018	2019	2018
Common Stock
Balance, beginning of period	$294	$294	$294	$294
Exercise of options	1	—	1	—
Balance, end of period	295	294	295	294

Additional Paid-in Capital
Balance, beginning of period	$114,880	$113,511	$114,214	$113,068
Amortization of stock-based compensation	358	266	979	613
Incremental costs of common stock issuance	—	—	—	(59)
Exercise of options	112	178	157	333
Balance, end of period	115,350	113,955	115,350	113,955

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(10,826)	$(10,827)	$(14,243)	$(6,127)
Foreign currency translation adjustment	(2,258)	1,595	1,159	(3,105)
Balance, end of period	(13,084)	(9,232)	(13,084)	(9,232)

Retained Earnings
Balance, beginning of period	$76,327	$73,906	$76,056	$72,662
Net earnings	482	1,643	985	2,887
Cumulative effect of accounting change (1)	—	—	(232)	—
Balance, end of period	76,809	75,549	76,809	75,549

Total Century Casinos, Inc. Shareholders Equity	$179,370	$180,566	$179,370	$180,566

Noncontrolling Interests
Balance, beginning of period	$7,393	$7,365	$7,062	$7,421
Net earnings	565	154	2,143	328
Foreign currency translation adjustment	(480)	215	(290)	(430)
Distribution to non-controlling interest	—	(542)	(989)	(572)
Cumulative effect of accounting change (1)	—	—	(49)	—
Non-controlling interest (2)	(208)	—	(607)	445
Balance, end of period	7,270	7,192	7,270	7,192

Total Equity	$186,640	$187,758	$186,640	$187,758

Common shares issued	22,148	35,000	31,148	74,198

See notes to unaudited condensed consolidated financial statements.

(1)

Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-02 (“ASU 2016-02”). See Note 2 to the unaudited condensed consolidated financial statements for further details on the adoption of this accounting standard.

(2)

In May 2019, the Company sold its interest in Golden Hospitality Limited (“GHL”) to the unaffiliated shareholders of GHL resulting in a $0.4 million decrease to non-controlling interests on the Company’s condensed consolidated balance sheet as of September 30, 2019. In July 2019, the Company purchased the 25% non-controlling interest in Century Bets!, Inc. resulting in a $0.2 million decrease to non-controlling interests on the Company’s condensed consolidated balance sheet as of September 30, 2019.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,
Amounts in thousands	2019	2018

Cash Flows provided by Operating Activities:
Net earnings	$3,128	$3,215
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,698	6,645
Loss on disposition of fixed assets	793	1,229
Adjustment of contingent liability (Note 6)	74	99
Unrealized loss (gain) on interest rate swaps	136	(51)
Amortization of stock-based compensation expense	979	613
Amortization of deferred financing costs and discount on note receivable	80	92
Deferred taxes	(383)	1,629
Loss (income) from unconsolidated subsidiary	1	(1)
Loss on sale of Golden Hospitality Ltd. (Note 1 and Note 3)	16	—
Changes in Operating Assets and Liabilities:
Receivables, net	(2,814)	70
Prepaid expenses and other assets	(1)	(1,929)
Accounts payable	875	295
Accrued liabilities	1,595	3,919
Inventories	(120)	(86)
Other operating liabilities	(1,272)	1,348
Accrued payroll	306	162
Taxes payable	(198)	(1,647)
Contingent liability payment	—	(999)
Net cash provided by operating activities	10,893	14,603

Cash Flows used in Investing Activities:
Purchases of property and equipment	(18,509)	(40,001)
Acquisition of non-controlling interest of Century Bets!, Inc. (Note 1)	(208)	—
Acquisition of Golden Hospitality Ltd., net of $0.2 million cash acquired (Note 1 and Note 3)	—	(337)
Investment in Minh Chau Ltd. (Note 1 and Note 3)	—	(445)
Proceeds from disposition of assets	—	6
Note receivable proceeds	25	—
Net cash used in investing activities	(18,692)	(40,777)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the nine months
	ended September 30,
Amounts in thousands	2019	2018

Cash Flows provided by (used in) Financing Activities:
Proceeds from borrowings	15,752	2,707
Principal payments	(5,840)	(4,326)
Payment of deferred financing costs	—	(92)
Distribution to non-controlling interest	(989)	(642)
Proceeds from exercise of stock options	157	333
Net cash provided by (used in) financing activities	9,080	(2,020)

Effect of Exchange Rate Changes on Cash	$(2,662)	$(711)

Decrease in Cash, Cash Equivalents and Restricted Cash	$(1,381)	$(28,905)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$46,284	$76,444
Cash, Cash Equivalents and Restricted Cash at End of Period	$44,903	$47,539

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,799	$3,336
Income taxes paid	$2,375	$2,605

Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,753	$8,395

Non-Cash Financing Activities:
Right of use assets obtained in exchange for new finance lease liabilities	$1,367	$—
Right of use assets obtained in exchange for new capitalized operating lease liabilities	$10,358	$—

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is an international casino entertainment company. The Company’s operations as of September 30, 2019 are detailed below.

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

Century Mile is a multi-level racing and entertainment center (“REC”) in the Edmonton market area that the Company opened on April 1, 2019. Century Mile includes a one-mile horse racetrack. Century Mile held its first horse race on April 28, 2019. In addition, Century Mile operates the pari-mutuel off-track betting network in Northern Alberta, Canada. The project cost CAD 61.5 million ($46.4 million based on the exchange rate in effect on September 30, 2019) and was financed with cash from the Company’s equity offering in November 2017 and additional financing from the Company’s credit agreement with the Bank of Montreal (“BMO”). See Note 5 for additional information on the Company’s credit agreement with BMO.

Century Bets!, Inc. (“CBS” or “Century Bets”) operates the pari-mutuel off-track betting network in Southern Alberta, Canada. Prior to August 2019, the Company had a 75% controlling financial interest in CBS through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”). In August 2019, the Company purchased the remaining 25% non-controlling financial interest from Rocky Mountain Turf Club for CAD 0.2 million ($0.2 million based on the exchange rate in effect on August 5, 2019), resulting in CBS becoming a wholly-owned subsidiary.

The Company has a controlling financial interest through its wholly-owned subsidiary CRM in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of September 30, 2019, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. CPL began operating a third casino in Warsaw in August 2019 in the LIM Center, where it previously operated a casino.

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

The Company has the following concession, management and consulting service agreements:

•

As of September 30, 2019, the Company operated five ship-based casinos through concession agreements with TUI Cruises. The Company’s concession agreements to operate the ship-based casinos onboard the Wind Spirit and Star Pride ended in January 2019 and March 2019, respectively. The concession agreements to operate the ship-based casinos onboard the Wind Surf and Star Breeze ended in April 2019, and the concession agreement to operate the ship-based casino onboard the Star Legend ended in May 2019.

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

•

The Company, through its subsidiary CRM, had a 51% ownership interest in Golden Hospitality Ltd. (“GHL”). The Company sold its interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a  $0.7 million non-interest bearing promissory note. The Company recognized a loss on the sale of its investment of less than $0.1 million in general and administrative expenses on its condensed consolidated statement of earnings for the nine months ended September 30, 2019. The sale of the Company’s equity interest in GHL also ended its equity interest in Minh Chau Ltd. (“MCL”). See the discussion in “Note Receivable, Net of Current Portion and Unamortized Discount” below and Note 3 for additional information related to GHL and MCL.

Additional Projects and Other Developments

United States

On June 17, 2019, the Company entered into a definitive agreement to acquire the operations of Isle Casino Cape Girardeau (“Cape Girardeau”), Lady Luck Caruthersville (“Caruthersville”) and Mountaineer Casino, Racetrack and Resort (“Mountaineer”) from Eldorado Resorts, Inc. (“Eldorado Resorts”) for approximately $107.0 million (the “Acquisition”), which it expects to finance through a new credit facility. Simultaneous with the closing of the Acquisition, VICI Properties Inc. (“VICI”) will acquire the real estate assets of the three properties for approximately $278.0 million and the Company will enter into a triple net lease agreement with VICI for the three casino properties. The lease will have an initial annual rent of approximately $25.0 million and an initial term of 15 years, with four five-year renewal options. The transaction, which is expected to close by year end, is subject to approvals of the Missouri Gaming Commission as well as other customary closing conditions.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the quarter ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	September 30,	September 30,
Amounts in thousands	2019	2018
Cash and cash equivalents	$44,029	$46,818
Restricted cash included in deposits and other	874	721
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$44,903	$47,539

As of September 30, 2019, restricted cash included $0.6 million in deposits and other related to a cash guarantee for the Company’s CCB loan agreement and $0.3 million in deposits and other related to payments of prizes and giveaways for Casinos Poland.

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

A reconciliation of the note receivable, net of current portion and unamortized discount in the Company’s condensed consolidated balance sheets is presented in the following table:

September 30,
Amounts in thousands	2019
Non-interest bearing note issued	$650
Less payments	(25)
Non-interest bearing note due June 2023	$625
Less unamortized discount based on imputed interest rate of 6%	(102)
Note receivable less unamortized discount	$523
Less current portion of note receivable	(100)
Note receivable, net of current portion and unamortized discount	$423

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	September 30,	December 31,
Ending Rates	2019	2018
Canadian dollar (CAD)	1.3243	1.3642
Euros (EUR)	0.9172	0.8738
Polish zloty (PLN)	4.0100	3.7606
British pound (GBP)	0.8130	0.7823

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2019	2018	% Change	2019	2018	% Change
Canadian dollar (CAD)	1.3205	1.3068	(1.0%)	1.3292	1.2874	(3.2%)
Euros (EUR)	0.8997	0.8601	(4.6%)	0.8901	0.8377	(6.3%)
Polish zloty (PLN)	3.8850	3.6981	(5.1%)	3.8270	3.5581	(7.6%)
British pound (GBP)	0.8111	0.7676	(5.7%)	0.7859	0.7405	(6.1%)
Source: Pacific Exchange Rate Service

2. SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements - In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of ASU 2017-04 is permitted on goodwill impairment tests performed after January 1, 2017. ASU 2017-04 should be applied on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2017-04; however, the standard is not expected to have a material impact on its consolidated financial statements.

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

Changes Related to Adoption of ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 and subsequent amendments is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. The Company adopted ASU 2016-02 and the subsequent amendments retrospectively on January 1, 2019 in its condensed consolidated financial statements for the three and nine months ended September 30, 2019.  The Company used the alternative modified retrospective method, also known as the transition relief method permitted under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which did not require the restatement of prior periods and instead recognized a $0.3 million cumulative-effect adjustment to retained earnings upon transition. See Note 11 for additional information related to the Company’s lease obligations.

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

Equity Investment

Minh Chau Ltd.

In April 2018, CRM acquired a 51% ownership interest in GHL for $0.6 million. GHL entered into an agreement with MCL and its owners, pursuant to which GHL agreed to purchase up to a total of 51% of MCL over a three-year period for approximately $3.6 million. GHL had the option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions. As of May 2019, GHL had paid $0.6 million for a total ownership interest in MCL of 9.21%. GHL and MCL also entered into a management agreement, which provided that GHL would manage the operations at MCL’s hotel and international entertainment and gaming club in exchange for receiving a portion of MCL’s net profit. The Company accounted for GHL’s interest in MCL as an equity investment. The Company excluded the presentation of MCL’s stand-alone financial information after it determined that it is not significant compared to the Company’s consolidated results.

In May 2019, the Company sold its ownership interest in GHL to the unaffiliated shareholders of GHL for  a $0.7 million non-interest bearing promissory note. The Company derecognized the equity investment in MCL on its condensed consolidated balance sheets as a result of the sale and is no longer an indirect party to the agreements between GHL and MCL.

4.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of September 30, 2019 include the operations at CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been no indications of impairment at CRA, CDR, CSA or CPL since the Company’s last annual analysis that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance – December 31, 2018	$3,603	$139	$3,446	$6,805	$13,993
Effect of foreign currency translation	109	4	104	(424)	(207)
Balance -- September 30, 2019	$3,712	$143	$3,550	$6,381	$13,786

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – December 31, 2018	$108	$1,622	$1,730
Effect of foreign currency translation	—	(101)	(101)
Balance -- September 30, 2019	$108	$1,521	$1,629

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

Casino Licenses

Casino licenses consist of the following:

	September 30,	December 31,
Amounts in thousands	2019	2018
Finite-lived
Casino licenses	$2,795	$2,883
Less: accumulated amortization	(716)	(708)
Total finite-lived casino licenses, net	2,079	2,175
Infinite-lived
Casino licenses	12,749	12,453
Total infinite-lived casino licenses	12,749	12,453
Casino licenses, net	$14,828	$14,628

Poland

As of September 30, 2019, Casinos Poland had eight casino licenses, each with an original term of six years, which are finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2018	$2,175
New casino license	412
Amortization	(362)
Effect of foreign currency translation	(146)
Balance -- September 30, 2019	$2,079

As of September 30, 2019, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2019	$117
2020	466
2021	466
2022	452
2023	388
Thereafter	190
$2,079

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the current CPL casino licenses expire is 3.7 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license. In April 2019, CPL combined the two licenses used to operate casinos in the Warsaw Marriott Hotel into one license and transferred the remaining license to the Hilton Hotel in Warsaw. This transfer extends the Hilton Hotel’s license to September 2022 and the Marriott Hotel’s license to July 2024. CPL opened a third casino in Warsaw at the LIM Center in August 2019.

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

	Canada		Corporate and Other
Amounts in thousands	Century Downs	Century Casino St. Albert	Century Casino Bath
Balance – December 31, 2018	$2,332	$8,960	$1,161
Effect of foreign currency translation	70	270	(44)
Balance -- September 30, 2019	$2,402	$9,230	$1,117

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of September 30, 2019 and December 31, 2018 consisted of the following:

Amounts in thousands	September 30, 2019		December 31, 2018
Credit agreement - Bank of Montreal	$52,412	5.11%	$40,515	4.43%
Credit agreements - CPL	2,076	3.08%	1,949	1.77%
Credit facilities - CPL	278	5.17%	647	3.57%
Credit agreement - CCB	1,968	2.48%	2,429	2.34%
Financing obligation - CDR land lease	14,722	15.03%	14,291	13.79%
Capital leases (1)	—	—	188	7.06%
Total principal	$71,456	6.99%	$60,019	6.74%
Deferred financing costs	(387)		(496)
Total long-term debt	$71,069		$59,523
Less current portion	(17,363)		(17,482)
Long-term portion	$53,706		$42,041

(1)	See Note 2 and Note 11 for information related to the treatment of the Company’s lease agreements after the adoption of ASU 2016-02 and related amendments.

Credit Agreement - Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with BMO. In August 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company, through its Canadian subsidiaries, entered into a second amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 69.2 million. In August 2018, the Company, through its Canadian subsidiaries, entered into a third amended and restated credit agreement with BMO (the “BMO Credit Agreement”) to provide additional financing for the Century Mile project and a leasing credit facility. On October 31, 2019, the Company, through its Canadian subsidiaries, amended the BMO Credit Agreement by extending one of the maturity date triggers applicable to Credit Facility B, Credit Facility C and Credit Facility F from October 31, 2019 to January 31, 2020.  Under the BMO Credit Agreement, the Company’s borrowing capacity was increased to CAD 102.2 million with an interest rate of BMO’s floating rate plus a margin, except for the rates for Credit Facility H, which will be determined upon execution of a lease agreement. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of September 30, 2019, the Company had borrowed CAD 96.1 million, of which the outstanding balance was CAD 69.4 million ($52.4 million based on the exchange rate in effect on September 30, 2019) and the Company had approximately CAD 8.5 million ($6.4 million based on the exchange rate in effect on September 30, 2019) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.3 million based on the exchange rate in effect on September 30, 2019) from Credit Facility E for the interest rate swap agreement discussed below.

The BMO Credit Agreement consists of the following credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in September 2021. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of September 30, 2019, the Company had CAD 1.1 million ($0.8 million based on the exchange rate in effect on September 30, 2019) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires January 31, 2020. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of September 30, 2019, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires January 31, 2020. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of September 30, 2019, the Company had CAD 6.5 million ($4.9 million based on the exchange rate in effect on September 30, 2019) available for borrowing under Credit Facility C.

4.

Credit Facility D is an approximately CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used the entire amount of the facility to pay for the Company’s acquisition of CSA in September 2016. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of September 30, 2019, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years mirroring the interest rate swap agreement discussed below.  The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below.

6.

Credit Facility F is a CAD 33.0 million demand, non-revolving, construction credit facility for use for the construction and development of the Century Mile project. Upon the maturity of Credit Facility F on the facility termination date (which is the earliest of (i) the date on which demand for the payment is made by BMO; (ii) January 31, 2020; (iii) the Project Construction Completion Date, as defined in the BMO Credit Agreement, or at the option of the Company, the date on which the Century Mile REC achieves “substantial performance” under certain Alberta legislation; or (iv) the occurrence of an event of default), the principal balance will be converted to Credit Facility G. Once funds are advanced from Credit Facility F, they cannot be re-borrowed. As of September 30, 2019, the Company had CAD 0.8 million ($0.6 million based on the exchange rate in effect on September 30, 2019) available for borrowing under Credit Facility F.

7.

Credit Facility G is a committed, non-revolving, term credit facility that the Company will utilize at the maturity of Credit Facility F. Credit Facility G has a term of five years from the date of conversion of Credit Facility F. The Company cannot re-borrow funds that have been repaid under Credit Facility G.

8.

Credit Facility H is a CAD 2.0 million equipment leasing credit facility for use for the Century Mile project pursuant to the Interim Funding Agreement and Master Lease Agreement described in the BMO Credit Agreement. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement pursuant to the Interim Funding Agreement and Master Lease Agreement. Maturity dates will be set once the facility is utilized. The Company entered into a five-year lease with BMO in May 2019. The outstanding balance as of September 30, 2019 was CAD 1.3 million ($1.0 million based on the exchange rate in effect on September 30, 2019), and the Company had CAD 0.7 million ($0.5 million based on the exchange rate in effect on September 30, 2019) available for borrowing under Credit Facility H. The equipment lease is presented in finance lease liabilities on the Company’s condensed consolidated balance sheets. See Note 11 for more information.

Any funds not drawn down under specified facilities in the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of CAD 0.1 million ($0.1 million based on the exchange rates in effect on September 30, 2019 and 2018) were recorded as interest expense in the condensed consolidated statements of earnings for each of the three and nine months ended September 30, 2019 and 2018. The shares of the Company’s Canadian subsidiaries that own CRA, CAL, CSA and Century Mile and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio less than  4:1, a fixed charge coverage ratio greater than 1:1, maintenance of a CAD 50.0 million equity balance and a capital expenditure limit of CAD 5.5 million for 2019. The Company was in compliance with all financial covenants of the BMO Credit Agreement as of September 30, 2019.

The Company has entered into interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the BMO Credit Agreement. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings. As of September 30, 2019, the Company had an interest rate swap agreement set at a Canadian Dollar Offered Rate (“CDOR”) with a notional amount of CAD 10.5 million ($7.9 million based on the exchange rate in effect on September 30, 2019) with a rate of 4.83% expiring in December 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were $0.1 million for each of the nine months ended September 30, 2019 and 2018. These costs are included in interest expense in the condensed consolidated statements of earnings.

Casinos Poland

As of September 30, 2019, CPL had a short-term line of credit with Alior Bank used to finance current operations. The line of credit bears an interest rate of three-month WIBOR plus 1.55% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. As of September 30, 2019, the credit facility had an outstanding balance of PLN 1.1 million ($0.3 million based on the exchange rate in effect on September 30, 2019), Alior Bank had secured bank guarantees of PLN 3.3 million ($0.8 million based on the exchange rate in effect on September 30, 2019) and approximately PLN 8.6 million ($2.1 million based on the exchange rate in effect on September 30, 2019) was available for borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of September 30, 2019. The borrowing capacity of the credit facility lowers to PLN 4.0 million after April 2020 through April 2021, at which time the credit facility may only be used to secure bank guarantees.

As of September 30, 2019, CPL also had four credit agreements with mBank as detailed below.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that was used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three-year term through November 2021. As of September 30, 2019, the credit agreement had an outstanding balance of PLN 2.6 million ($0.6 million based on the exchange rate in effect on September 30, 2019). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 1.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.3%  to  0.4%, liquidity ratios no less than 1.3 and a debt ratio not higher than 60%. CPL was in compliance with all financial covenants of this credit agreement as of September 30, 2019.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that was used to renovate and enlarge the casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three-year term through November 2021. As of September 30, 2019, the credit agreement had an outstanding balance of PLN 3.5 million ($0.9 million based on the exchange rate in effect on September 30, 2019). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. CPL was in compliance with all financial covenants of this credit agreement as of September 30, 2019.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that will be used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four-year term through November 2022. As of September 30, 2019, the credit agreement had an outstanding balance of PLN 2.3 million ($0.6 million based on the exchange rate in effect on September 30, 2019). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. CPL was in compliance with all financial covenants of this credit agreement as of September 30, 2019.

As of September 30, 2019, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 1.40% with a borrowing capacity of PLN 5.0 million. As of September 30, 2019, the credit facility had no outstanding balance and approximately PLN 5.0 million ($1.2 million based on the exchange rate in effect on September 30, 2019) was available for additional borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was in compliance with all financial covenants of this credit facility as of September 30, 2019. The line of credit terminates on March 30, 2020.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.2 million based on the exchange rate in effect on September 30, 2019). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.4 million ($0.4 million based on the exchange rate in effect on September 30, 2019) with mBank and will terminate in June 2024 and January 2025.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 1.1 million ($0.3 million based on the exchange rate in effect on September 30, 2019) in deposits for this purpose as of September 30, 2019. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Casino Bath

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”). The loan matures in September 2023 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.625%. Proceeds from the loan were used for construction and fitting out of CCB. As of September 30, 2019, the amount outstanding on the loan was GBP 1.6 million ($2.0 million based on the exchange rate in effect on September 30, 2019). CCB has no further borrowing availability under the loan agreement. The loan is guaranteed by a $0.6 million cash guarantee by CRM. The amount of this guarantee is included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of September 30, 2019, the outstanding balance on the financing obligation was CAD 19.5 million ($14.7 million based on the exchange rate in effect on September 30, 2019).

Century Resorts Management

In August 2018, the Company’s subsidiary, CRM, entered into a loan agreement with UniCredit (the “UniCredit Agreement”) for a revolving line of credit of up to EUR 7.0 million ($7.6 million based on the exchange rate in effect on September 30, 2019) to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. The borrowings may be denominated in EUR, bearing an interest rate of EURIBOR plus a margin of 1.5%, or USD, bearing an interest rate of LIBOR plus a margin of 1.5%.  The line of credit is available until terminated by either party. Funds can be borrowed with terms of 1,  3,  6,  9 or 12 months. The UniCredit Agreement is secured by a EUR 7.0 million guarantee by the Company. The UniCredit Agreement contains customary events of default, including the failure to make required payments. Upon a failure to make required payments following a grace period, amounts due under the UniCredit Agreement may be accelerated.

As of September 30, 2019, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland Credit Agreements	Casinos Poland Credit Facilities	Century Casino Bath Credit Agreement	Century Downs Land Lease	Total
2019	$13,106	$220	$278	$123	$—	$13,727
2020	3,481	876	—	492	—	4,849
2021	14,242	818	—	492	—	15,552
2022	1,216	162	—	492	—	1,870
2023	1,216	—	—	369	—	1,585
Thereafter	19,151	—	—	—	14,722	33,873
Total	$52,412	$2,076	$278	$1,968	$14,722	$71,456

There is no set repayment schedule for the CPL credit facilities, and the Company classifies them as short-term debt due to the nature of the agreements. The UniCredit Agreement is not included in the table above because no amounts were borrowed as of September 30, 2019.

6.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013.  The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through September 30, 2019, CPL has paid PLN 14.3 million ($4.2 million) related to these audits.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of September 30, 2019 is PLN 3.4 million ($0.8 million based on the exchange rate in effect on September 30, 2019). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of September 30, 2019 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of September 30, 2019.  Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of September 30, 2019.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

7.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the nine months ended September 30, 2019, the Company recognized an income tax expense of $3.2 million on pre-tax income of $6.3 million, representing an effective income tax rate of 50.7% compared to an income tax expense of $1.8 million on pre-tax income of $5.0 million, representing an effective income tax rate of 35.7% for the same period in 2018.

A number of items caused the effective income tax rate for the nine months ended September 30, 2019 to exceed the US federal statutory income tax rate of 21% including a 26% statutory tax rate in Canada where the Company earns a significant portion of its income, nondeductible stock compensation expense in the United States, certain nondeductible business expenses in Poland and the other items discussed below.  The increase in the effective tax rate compared to the same period in 2018 is primarily the result of the valuation allowance recorded in the second quarter of 2019, which is described below.  This was partially offset by the enactment of a reduction to the Alberta, Canada income tax rate, resulting in an income tax benefit of $0.3 million for the nine months ended September 30, 2019. During 2018, CRM received an intercompany dividend, which increased the income tax expense by $0.3 million for the nine months ended September 30, 2018.

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

8.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2019	2018	2019	2018
Weighted average common shares, basic	29,453	29,425	29,444	29,388
Dilutive effect of stock options	726	562	690	598
Weighted average common shares, diluted	30,179	29,987	30,134	29,986

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2019	2018	2019	2018
Stock options	755	102	690	60

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset (1)	$—	$33	$—	$—	$169	$—

(1)	See “Derivative Instruments Reporting” below for detailed information regarding the Company’s interest rate swap agreements.

The Company determines the fair value of its interest rate swap agreements based on the notional amount of the swap and the forward rate CAD-CDOR curve provided by Bloomberg and zero-coupon Canadian spot rates as of the valuation date. The Company classifies these instruments as Level 2 because the inputs into the valuation model can be corroborated utilizing observable benchmark market rates at commonly quoted intervals.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2019.

Long-Term Debt – The carrying value of the BMO Credit Agreement approximates fair value based on the variable interest paid on the obligations. The carrying value of the CPL credit facilities approximates fair value based on the short-term nature of the facilities, the variable interest paid on the Alior Bank facility and the recently negotiated terms. The carrying value of the CPL credit agreements approximates fair value based on the variable interest paid on the obligations. The carrying value of the CCB loan agreement approximates fair value based on the variable interest paid on the obligation. The estimated fair values of the outstanding balances under the BMO Credit Agreement, CPL credit facilities, CPL credit agreements, and CCB loan agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The fair value of the CDR land lease was CAD 28.6 million ($21.6 million based on the exchange rate in effect on September 30, 2019) as of September 30, 2019. The estimated fair values of the outstanding balances related to the Company’s finance lease obligations and the CDR land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities. The Company entered into a line of credit agreement with UniCredit in August 2018. The Company had not borrowed against this line of credit as of September 30, 2019.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2019 and December 31, 2018, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were not designated as accounting hedges. The interest rate swap resets monthly, and the difference to be paid or received under the terms of the interest rate swap agreement is accrued as interest rates change and is recognized as an adjustment to interest expense for the related debt. See Note 5 for details of the Company’s outstanding interest rate swap agreement.

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statements of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
		For the three months		For the nine months
Derivatives not designated as	Income Statement	ended September 30,		ended September 30,
ASC 815 hedges	Classification	2019	2018	2019	2018
Interest Rate Swaps	Interest Expense	$153	$171	$669	$624

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of September 30, 2019			As of December 31, 2018
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)
Derivative assets:
Interest rate swaps - current	Other current assets	$24	$—	$24	$94	$—	$94
Interest rate swaps - non-current	Deposits and other	9	—	9	75	—	75
Total derivative assets		$33	$—	$33	$169	$—	$169

10.REVENUE RECOGNITION

The Company derives revenue from:

(1)	contracts with customers,
(2)	financial instruments,
(3)	cost recovery payments, and
(4)	dividends from its cost investment.

A breakout of the Company’s derived revenue is presented in the table below.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2019	2018	2019	2018
Revenue from contracts with customers	$52,935	$43,564	$150,990	$123,834
Interest income	11	74	20	107
Cost recovery income	—	—	417	—
Dividend income	—	—	18	—
Total revenue	$52,946	$43,638	$151,445	$123,941

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

	For the three months ended September 30, 2019
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$13,252	$7,637	$20,107	$1,023	$42,019
Hotel	119	443	—	—	562
Food and beverage	4,021	1,022	215	167	5,425
Other	4,671	97	38	123	4,929
Net operating revenue	$22,063	$9,199	$20,360	$1,313	$52,935

	For the three months ended September 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$10,337	$7,615	$16,569	$1,462	$35,983
Hotel	129	446	—	—	575
Food and beverage	2,691	1,194	205	200	4,290
Other	2,526	105	(27)	112	2,716
Net operating revenue	$15,683	$9,360	$16,747	$1,774	$43,564

	For the nine months ended September 30, 2019
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$36,834	$21,815	$59,443	$3,253	$121,345
Hotel	365	1,137	—	—	1,502
Food and beverage	10,118	2,833	656	623	14,230
Other	13,036	288	122	467	13,913
Net operating revenue	$60,353	$26,073	$60,221	$4,343	$150,990

	For the nine months ended September 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate Other	Total
Gaming	$30,190	$21,056	$48,010	$3,339	$102,595
Hotel	396	1,138	—	—	1,534
Food and beverage	7,713	3,063	551	303	11,630
Other	7,391	285	134	265	8,075
Net operating revenue	$45,690	$25,542	$48,695	$3,907	$123,834

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.2 million for each of the three and nine months ended September 30, 2019 and 2018. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s contract receivables and liabilities is presented in the tables below.

	For the three months		For the three months
	ended September 30, 2019		ended September 30, 2018
Amounts in thousands	Receivables	Contract Liability	Receivables	Contract Liability
Opening	$310	242	260	193
Closing	308	228	281	236
Increase/(decrease)	$(2)	$(14)	$21	$43

	For the nine months		For the nine months
	ended September 30, 2019		ended September 30, 2018
Amounts in thousands	Receivables	Contract Liability	Receivables	Contract Liability
Opening	$305	$219	$266	$235
Closing	308	228	281	236
Increase/(decrease)	$3	$9	$15	$1

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s condensed consolidated balance sheets. There were no impairment losses for the Company’s receivables for the three and nine months ended September 30, 2019.

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
•

Casino space - The Company leases space for its casino in Bath, England, its eight casinos operating in Poland and its casinos onboard five cruise ships. The lease term for CCB is 28 years with an option to renew for an additional 15 year term. The lease terms for the casinos in Poland range from six to 12 years. The lease terms for the casinos onboard the cruise ships mirror the agreement terms with the cruise ships, and the lease payments are variable based on revenue.

•

Corporate offices – The Company leases space for its corporate offices in Vienna, Austria and Colorado Springs, Colorado. The lease terms are three and 10 years, respectively. The corporate office lease in Vienna has an option to renew for an additional three years.

•	Gaming equipment – The majority of the gaming equipment that the Company leases is on a monthly basis with variable payments based on revenue.
•	Other equipment – The lease terms range from one to six years, some of which include options to extend the lease and some of which include options to terminate within one year.

The components of lease expense were as follows:

	For the three months ended	For the nine months ended
Amounts in thousands	September 30, 2019	September 30, 2019
Operating lease expense	$1,495	$4,367

Finance lease expense:
Amortization of right-of-use assets	$142	$203
Interest on lease liabilities	20	31
Total finance lease expense	$162	$234

Short-term lease expense	$132	$679

Variable lease expense	$904	$2,614

Supplemental cash flow information related to leases was as follows:

For the nine months
ended September 30,
Amounts in thousands	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$31
Operating cash flows from operating leases	5,185
Financing cash flows from finance leases	250

Supplemental balance sheet information related to leases was as follows:

As of
Amounts in thousands	September 30, 2019
Operating leases
Leased right-of-use assets, net	$45,860

Current portion of operating lease liabilities	4,229
Operating lease liabilities, net of current portion	44,550
Total operating lease liabilities	48,779

Finance leases
Finance lease right-of-use assets, gross	1,768
Accumulated depreciation	(386)
Leased right-of-use assets, net	1,382

Current portion of finance lease liabilities	351
Finance lease liabilities, net of current portion	979
Total finance lease liabilities	1,330

Weighted-average remaining lease term
Operating leases	14.6 years
Finance leases	4.1 years

Weighted-average discount rate
Operating leases	4.7%
Finance leases	4.3%

Maturities of lease liabilities as of September 30, 2019 were as follows:

Amounts in thousands	Operating leases	Finance leases
Remaining 2019	$1,451	$107
2020	5,791	403
2021	5,754	370
2022	5,525	271
2023	4,898	257
Thereafter	46,957	85
Total lease payments	70,376	1,493
Less imputed interest	(21,597)	(163)
Total	$48,779	$1,330

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

The following tables provide information regarding the Company’s segments:

	For the three months ended September 30, 2019
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$22,063	$9,199	$20,360	$1,313	$52,935

Earnings (loss) before income taxes	$2,169	$1,813	$1,679	$(3,481)	$2,180

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,623	$1,348	$775	$(3,264)	$482
Interest expense (income), net	1,346	—	51	19	1,416
Income taxes (benefit)	367	465	518	(217)	1,133
Depreciation and amortization	1,327	488	797	217	2,829
Net earnings attributable to non-controlling interests	179	—	386	—	565
Non-cash stock-based compensation	—	—	—	358	358
Loss (gain) on foreign currency transactions, cost recovery income and other	12	—	(139)	11	(116)
Loss on disposition of fixed assets	—	—	85	44	129
Acquisition costs	—	—	—	297	297
Adjusted EBITDA	$4,854	$2,301	$2,473	$(2,535)	$7,093

(1)	Net operating revenue for Corporate and Other primarily relates to CCB and the Company’s cruise ship operations.

	For the three months ended September 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$15,683	$9,360	$16,747	$1,774	$43,564

Earnings (loss) before income taxes	$2,766	$2,121	$83	$(2,384)	$2,586

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,668	$1,578	$(81)	$(1,525)	$1,640
Interest expense (income), net	854	—	42	(66)	830
Income taxes (benefit)	880	543	204	(836)	791
Depreciation and amortization	762	545	717	299	2,323
Net earnings (loss) attributable to non-controlling interests	218	—	(40)	(23)	155
Non-cash stock-based compensation	—	—	—	266	266
Gain on foreign currency transactions and cost recovery income	(1)	—	(109)	(72)	(182)
Loss on disposition of fixed assets	3	—	169	—	172
Pre-opening expenses	446	—	—	—	446
Other one-time income (2)	—	—	—	(91)	(91)
Adjusted EBITDA	$4,830	$2,666	$902	$(2,048)	$6,350

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Other one-time income relates to an arbitration award from LOT Polish Airlines in July 2018.

	For the nine months ended September 30, 2019
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$60,353	$26,073	$60,221	$4,343	$150,990

Earnings (loss) before income taxes	$8,716	$4,793	$4,566	$(11,728)	$6,347

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,704	$3,564	$2,115	$(10,398)	$985
Interest expense (income), net	3,856	—	142	65	4,063
Income taxes (benefit)	1,913	1,229	1,395	(1,318)	3,219
Depreciation and amortization	3,184	1,573	2,284	657	7,698
Net earnings (loss) attributable to non-controlling interests	1,099	—	1,056	(12)	2,143
Non-cash stock-based compensation	—	—	—	979	979
(Gain) loss on foreign currency transactions, cost recovery income and other	(465)	—	(419)	5	(879)
(Gain) loss on disposition of fixed assets	(1)	17	338	342	696
Acquisition costs	—	—	—	1,064	1,064
Pre-opening expenses	538	—	—	—	538
Adjusted EBITDA	$15,828	$6,383	$6,911	$(8,616)	$20,506

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the nine months ended September 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$45,690	$25,542	$48,695	$3,907	$123,834

Earnings (loss) before income taxes	$8,288	$4,844	$(177)	$(7,956)	$4,999

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,641	$3,602	$(329)	$(6,027)	$2,887
Interest expense (income), net	2,812	1	153	(50)	2,916
Income taxes (benefit)	2,101	1,242	316	(1,875)	1,784
Depreciation and amortization	2,433	1,631	2,040	541	6,645
Net earnings (loss) attributable to non-controlling interests	546	—	(164)	(54)	328
Non-cash stock-based compensation	—	—	—	613	613
Gain on foreign currency transactions and cost recovery income	(140)	—	(290)	(1)	(431)
Loss on disposition of fixed assets	6	1	1,027	1	1,035
Pre-opening expenses	1,135	—	405	350	1,890
Other one-time income (2)	—	—	—	(91)	(91)
Adjusted EBITDA	$14,534	$6,477	$3,158	$(6,593)	$17,576

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Other one-time income relates to an arbitration award from LOT Polish Airlines in July 2018.

13.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its condensed consolidated financial statements and related notes.

On October 17, 2019, the Board of Directors of the Company approved a resolution to grant a bonus of $600,000 to certain employees and non-executive Board members for their work in negotiating and completing the Acquisition. The Company anticipates this bonus will be paid in the fourth quarter of 2019 or early 2020.

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

The casino at Century Mile opened on  April 1, 2019, and as of September 30, 2019, operated 590 slot machines and electronic gaming units and 14 video lottery terminals. The first horse race at Century Mile was held on April 28, 2019.

CBS operates the pari-mutuel off-track betting network in Southern Alberta, Canada. Prior to August 2019, we had a 75% controlling financial interest in CBS through our wholly-owned subsidiary CRM. In August 2019, we purchased the 25% non-controlling financial interest from Rocky Mountain Turf Club for CAD 0.2 million ($0.2 million based on the exchange rate in effect on August 5, 2019), resulting in CBS becoming a wholly-owned subsidiary.

We have controlling financial interests through our subsidiary CRM in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989, and as of September 30, 2019, owned and operated eight casinos throughout Poland. As of September 30, 2019, CPL operated a total of 501 slot machines and 118 tables. The following table summarizes the Polish cities in which CPL operated casinos as of September 30, 2019.  In April 2019, CPL combined the two licenses used to operate casinos in the Warsaw Marriott Hotel into one license and transferred the remaining license to the Hilton Hotel in Warsaw. This transfer extends the Hilton Hotel’s license to September 2022 and the Marriott Hotel’s license to July 2024. CPL opened a third casino in Warsaw at the LIM Center, where it previously operated a casino, in August 2019.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	July 2024	70	37
Warsaw	Hilton Hotel	September 2022	70	26
Warsaw	LIM Center	June 2025	50	4
Bielsko-Biala	Hotel President	October 2023	43	5
Katowice	Park Inn by Radisson	October 2023	68	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	17
Krakow	Dwor Kosciuszko Hotel	May 2024	69	5
Lodz	Manufaktura Entertainment Complex	June 2024	61	10

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of September 30, 2019, we operated five ship-based casinos through concession agreements with TUI Cruises.  The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of September 30, 2019.

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

•

Through our subsidiary CRM, we have a 7.5% ownership interest in MCE. In addition, CRM provides advice to MCE on casino matters pursuant to a consulting agreement for a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA. For additional information related to MCE, see Note 3, “Investments,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

•

Through our subsidiary CRM, we had a 51% ownership interest in GHL. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a  $0.7 million non-interest bearing promissory note. We recognized a loss on the sale of this investment of less than ($0.1) million in general and administrative expenses on our condensed consolidated statement of earnings for the nine months ended September 30, 2019. The sale of our equity interest in GHL also ended our equity interest in MCL. For additional information related to GHL and MCL, see Note 1, “Description of Business and Basis of Presentation,” and Note 3, “Investments,” to our condensed consolidated financial statements in Part I, Item 1 of this report.

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

The Acquisition, which is expected to close by year end, is subject to approval of the Missouri Gaming Commission as well as other customary closing conditions. We received approval of our acquisition of Mountaineer from the West Virginia Lottery Commission in September 2019.

On October 17, 2019, our Board of Directors (the “Board”) approved a resolution to grant bonuses to certain employees and non-executive Board members for their work in negotiating and completing material acquisitions, including the Acquisition. The award is set between 0.15% and 0.25% of the total acquisition value, with final amounts and recipients to be determined by the Board. The Board set an award value for the Acquisition bonus of $600,000, or 0.156% of the total acquisition value (the “Eldorado Bonus”). The Eldorado Bonus will be awarded upon successful completion of the Acquisition, as follows: $24,000 each to Gottfried Schellmann, Dinah Corbaci and Eduard Berger, $144,000 each to Peter Hoetzinger and Erwin Haitzmann, $100,000 to Margaret Stapleton, and $75,000 to Timothy Wright. The remaining $65,000 will be paid to non-executive officers.

On October 17, 2019, the Compensation Committee of the Board approved a resolution to increase the annual base salaries of some of our named executive officers effective after the closing of the Acquisition, in recognition of the increased size and complexity of the Company following the Acquisition. The annual base salaries will be increased to $250,000 for Margaret Stapleton, €165,000 for Andreas Terler and €125,000 for Nikolaus Strohriegel. These are the first salary increases for these officers since 2014. In addition, the annual base salary for Timothy Wright will be increased to $200,000.

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

We are expanding the gaming floor at CDR by approximately 3,500 square feet, which is a 20% increase in the gaming floor. We have received regulatory approval and have begun construction. We anticipate completing the project in November 2019. We estimate this project will cost approximately CAD 1.5 million ($1.1 million based on the exchange rate in effect on September 30, 2019).

We are exploring an expansion at Century Casino & Hotel Cripple Creek to provide additional hotel rooms for our existing casino and hotel.

Presentation of Foreign Currency Amounts - The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2019	2018	% Change	2019	2018	% Change
Canadian dollar (CAD)	1.3205	1.3068	(1.0%)	1.3292	1.2874	(3.2%)
Euros (EUR)	0.8997	0.8601	(4.6%)	0.8901	0.8377	(6.3%)
Polish zloty (PLN)	3.8850	3.6981	(5.1%)	3.8270	3.5581	(7.6%)
British pound (GBP)	0.8111	0.7676	(5.7%)	0.7859	0.7405	(6.1%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2019	2018	Change	Change	2019	2018	Change	Change
Gaming Revenue	$42,019	$35,983	$6,036	16.8%	$121,345	$102,595	$18,750	18.3%
Hotel Revenue	562	575	(13)	(2.3%)	1,502	1,534	(32)	(2.1%)
Food and Beverage Revenue	5,425	4,290	1,135	26.5%	14,230	11,630	2,600	22.4%
Other Revenue	4,929	2,716	2,213	81.5%	13,913	8,075	5,838	72.3%
Net Operating Revenue	52,935	43,564	9,371	21.5%	150,990	123,834	27,156	21.9%
Gaming Expenses	(21,589)	(18,490)	3,099	16.8%	(62,873)	(52,666)	10,207	19.4%
Hotel Expenses	(200)	(197)	3	1.5%	(565)	(551)	14	2.5%
Food and Beverage Expenses	(5,411)	(4,148)	1,263	30.4%	(13,891)	(11,708)	2,183	18.6%
General and Administrative Expenses	(19,426)	(15,174)	4,252	28.0%	(56,438)	(44,781)	11,657	26.0%
Total Operating Costs and Expenses	(49,455)	(40,332)	9,123	22.6%	(141,465)	(116,351)	25,114	21.6%
Earnings (Loss) from Equity Investment	—	2	(2)	(100.0%)	(1)	1	(2)	(200.0%)
Earnings from Operations	3,480	3,234	246	7.6%	9,524	7,484	2,040	27.3%
Non-Controlling Interest	(565)	(155)	410	264.5%	(2,143)	(328)	1,815	553.4%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	482	1,640	(1,158)	(70.6%)	985	2,887	(1,902)	(65.9%)
Adjusted EBITDA (1)	$7,093	$6,350	$743	11.7%	$20,506	$17,576	$2,930	16.7%

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.02	$0.06	$(0.04)	(66.7%)	$0.03	$0.10	$(0.07)	(70.0%)
Diluted Earnings Per Share	$0.02	$0.05	$(0.03)	(60.0%)	$0.03	$0.10	$(0.07)	(70.0%)

(1)	For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

•

CMR began operating the Northern Alberta off-track betting network in January 2019. The casino opened and horse racing began in April 2019. CMR is reported in the Canada reportable segment. CMR’s  operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

•	$6.1 million in net operating revenue and ($0.8) million in net losses for the three months ended September 30, 2019.
•	($0.5) million in net losses for the three months ended September 30, 2018.
•	$14.2 million in net operating revenue and ($1.6) million in net losses for the nine months ended September 30, 2019.
•	($0.7) million in net losses for the nine months ended September 30, 2018.

•

The casino at CCB began operating in May 2018. CCB is reported in the Corporate and Other reportable segment. CCB’s  operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

•	$0.7 million in net operating revenue and ($0.6) million in net losses for the three months ended September 30, 2019.
•	$1.1 million in net operating revenue and ($0.7) million in net losses for the three months ended September 30, 2018.
•	$2.5 million in net operating revenue and ($2.8) million in net losses for the nine months ended September 30, 2019.
•	$1.6 million in net operating revenue and ($1.5) million in net losses for the nine months ended September 30, 2018.

•

Additional expenses related to the Acquisition of $0.4 million and $1.2 million increased net losses for the Corporate and Other reportable segment for the three and nine months ended September 30, 2019, respectively.

•

The loss on disposal of fixed assets and the write-down of the net receivables of Glory Sea of $1.0 million increased net losses for the Corporate and Other segment for the nine months ended September 30, 2019.

•

Casino closures in Poland in 2018 due to license expirations and delays in license tender awards in Poland and the opening of casinos during 2019 impacted comparability of results for CPL. See the Poland discussion below for additional information.

Net operating revenue increased by $9.4 million, or 21.5%, and by $27.2 million, or 21.9%, for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018:

•	Canada increased by $6.4 million, or 40.7%, and by $14.7 million, or 32.1%.
•	United States decreased by ($0.2) million, or (1.7%), and increased by $0.5 million, or 2.1%.
•	Poland increased by $3.6 million, or 21.6%, and by $11.5 million, or 23.7%.
•	Corporate and Other decreased by ($0.5) million, or (26.0%), and increased by $0.4 million, or 11.2%.

Operating costs and expenses increased by $9.1 million, or 22.6%, and by $25.1 million, or 21.6%, for the three and nine months ended September 30, 2019  compared to the three and nine months ended September 30, 2018. Following is a breakout of operating costs and expenses by segment for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018:

•	Canada increased by $6.5 million, or 53.6%, and by $13.5 million, or 38.9%.
•	United States increased by $0.1 million, or 2.0%, and by $0.6 million, or 2.8%.
•	Poland increased by $2.0 million, or 12.2%, and by $6.9 million, or 14.1%.
•	Corporate and Other increased by $0.5 million, or 10.8%, and by $4.1 million, or 34.3%.

Earnings from operations increased by $0.2 million, or 7.6%, and by $2.0 million, or 27.3%, for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018:

•	Canada decreased by ($0.1) million, or (2.5%), and increased by $1.1 million, or 10.5%.
•	United States decreased by ($0.3) million, or (14.5%), and by ($0.1) million, or (1.1%).
•	Poland increased by $1.6 million, or 9843.8%, and by $4.6 million, or 1465.9%.
•	Corporate and Other decreased by ($0.9) million, or (36.8%), and by ($3.7) million, or (45.7%).

Net earnings decreased by ($1.2) million, or (70.6%), and by ($1.9) million, or (65.9%), for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended September 30, 2019
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,623	$1,348	$775	$(3,264)	$482
Interest expense (income), net	1,346	—	51	19	1,416
Income taxes (benefit)	367	465	518	(217)	1,133
Depreciation and amortization	1,327	488	797	217	2,829
Net earnings attributable to non-controlling interests	179	—	386	—	565
Non-cash stock-based compensation	—	—	—	358	358
Loss (gain) on foreign currency transactions, cost recovery income and other	12	—	(139)	11	(116)
Loss on disposition of fixed assets	—	—	85	44	129
Acquisition costs	—	—	—	297	297
Adjusted EBITDA	$4,854	$2,301	$2,473	$(2,535)	$7,093

	For the three months ended September 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,668	$1,578	$(81)	$(1,525)	$1,640
Interest expense (income), net	854	—	42	(66)	830
Income taxes (benefit)	880	543	204	(836)	791
Depreciation and amortization	762	545	717	299	2,323
Net earnings (loss) attributable to non-controlling interests	218	—	(40)	(23)	155
Non-cash stock-based compensation	—	—	—	266	266
Gain on foreign currency transactions and cost recovery income	(1)	—	(109)	(72)	(182)
Loss on disposition of fixed assets	3	—	169	—	172
Pre-opening expenses	446	—	—	—	446
Other one-time income (1)	—	—	—	(91)	(91)
Adjusted EBITDA	$4,830	$2,666	$902	$(2,048)	$6,350

(1)	Other one-time income relates to an arbitration award from LOT Polish Airlines in July 2018. 41

	For the nine months ended September 30, 2019
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,704	$3,564	$2,115	$(10,398)	$985
Interest expense (income), net	3,856	—	142	65	4,063
Income taxes (benefit)	1,913	1,229	1,395	(1,318)	3,219
Depreciation and amortization	3,184	1,573	2,284	657	7,698
Net earnings (loss) attributable to non-controlling interests	1,099	—	1,056	(12)	2,143
Non-cash stock-based compensation	—	—	—	979	979
(Gain) loss on foreign currency transactions, cost recovery income and other	(465)	—	(419)	5	(879)
(Gain) loss on disposition of fixed assets	(1)	17	338	342	696
Acquisition costs	—	—	—	1,064	1,064
Pre-opening expenses	538	—	—	—	538
Adjusted EBITDA	$15,828	$6,383	$6,911	$(8,616)	$20,506

	For the nine months ended September 30, 2018
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,641	$3,602	$(329)	$(6,027)	$2,887
Interest expense (income), net	2,812	1	153	(50)	2,916
Income taxes (benefit)	2,101	1,242	316	(1,875)	1,784
Depreciation and amortization	2,433	1,631	2,040	541	6,645
Net earnings (loss) attributable to non-controlling interests	546	—	(164)	(54)	328
Non-cash stock-based compensation	—	—	—	613	613
Gain on foreign currency transactions and cost recovery income	(140)	—	(290)	(1)	(431)
Loss on disposition of fixed assets	6	1	1,027	1	1,035
Pre-opening expenses	1,135	—	405	350	1,890
Other one-time income (1)	—	—	—	(91)	(91)
Adjusted EBITDA	$14,534	$6,477	$3,158	$(6,593)	$17,576

(1)	Other one-time income relates to an arbitration award from LOT Polish Airlines in July 2018.

Non-GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a Constant Currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believes that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our operating revenue, earnings from operations, net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA. Constant Currency results are calculated by dividing the current quarter or year to date local currency segment results, excluding the local currency impact of foreign currency gains and losses, by the prior year’s average exchange rate for the quarter or year to date and comparing them to actual US dollar results for the prior quarter or year to date. The current and prior year’s average exchange rates for the three- and nine-month periods are presented above. The Constant Currency results are presented below.

	For the three months			For the nine months
	ended September 30,			ended September 30,
Amounts in thousands	2019	2018	% Change	2019	2018	% Change
Net operating revenue as reported (GAAP)	$52,935	$43,564	22%	$150,990	$123,834	22%
Foreign currency impact vs. 2018	1,278			6,639
Net operating revenue constant currency (non-GAAP)	$54,213	$43,564	24%	$157,629	$123,834	27%

Earnings from operations (GAAP)	$3,480	$3,234	8%	$9,524	$7,484	27%
Foreign currency impact vs. 2018	69			599
Earnings from operations constant currency (non-GAAP)	$3,549	$3,234	10%	$10,123	$7,484	35%

Net earnings attributable to Century Casinos, Inc. shareholders as reported (GAAP)	$482	$1,640	(71%)	$985	$2,887	(66%)
Foreign currency impact vs. 2018	16			206
Net earnings attributable to Century Casinos, Inc. shareholders constant currency (non-GAAP)	$498	$1,640	(70%)	$1,191	$2,887	(59%)

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

Amounts in thousands	September 30, 2019	September 30, 2018
Total long-term debt, including current portion	$71,069	$53,285
Deferred financing costs	387	250
Total principal	$71,456	$53,535
Less: Cash and cash equivalents	$44,029	$46,818
Net Debt	$27,427	$6,717

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2019	2018	Change	Change	2019	2018	Change	Change
Gaming	$13,252	$10,337	$2,915	28.2%	$36,834	$30,190	$6,644	22.0%
Hotel	119	129	(10)	(7.8%)	365	396	(31)	(7.8%)
Food and Beverage	4,021	2,691	1,330	49.4%	10,118	7,713	2,405	31.2%
Other	4,671	2,526	2,145	84.9%	13,036	7,391	5,645	76.4%
Net Operating Revenue	22,063	15,683	6,380	40.7%	60,353	45,690	14,663	32.1%
Gaming Expenses	(3,974)	(3,040)	934	30.7%	(10,372)	(9,004)	1,368	15.2%
Hotel Expenses	(55)	(53)	2	3.8%	(162)	(151)	11	7.3%
Food and Beverage Expenses	(3,279)	(2,182)	1,097	50.3%	(8,575)	(6,349)	2,226	35.1%
General and Administrative Expenses	(9,901)	(6,027)	3,874	64.3%	(25,953)	(16,793)	9,160	54.5%
Total Operating Costs and Expenses	(18,536)	(12,064)	6,472	53.6%	(48,246)	(34,730)	13,516	38.9%
Earnings from Operations	3,527	3,619	(92)	(2.5%)	12,107	10,960	1,147	10.5%
Non-Controlling Interest	(179)	(218)	(39)	(17.9%)	(1,099)	(546)	553	101.3%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,623	1,668	(45)	(2.7%)	5,704	5,641	63	1.1%
Adjusted EBITDA	$4,854	$4,830	$24	0.5%	$15,828	$14,534	$1,294	8.9%

In January 2019, CMR began operating the Northern Alberta off-track betting network. The CMR casino in Edmonton opened on April 1, 2019, and the first horse race was held on April 28, 2019.

In January 2019, we opened off-track betting (“OTB”) parlors in CRA and CSA.

Three Months Ended September 30, 2019 and 2018

The following discussion highlights results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Results in US dollars were impacted by a 1.0% exchange rate decrease in the average rate between the US dollar and the Canadian dollar for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenue Highlights

	In CAD		In US dollars
•	At CRA, net operating revenue increased by CAD 0.1 million, or 1.1%, due to revenue from the OTB parlor and increased food and beverage revenue.	•	At CRA, net operating revenue remained constant.
•	At CSA, net operating revenue increased by CAD 0.1 million, or 2.6%, due to increased gaming and food and beverage revenue.	•	At CSA, net operating revenue remained constant.
•	At CMR, net operating revenue was CAD 8.1 million for the three months ended September 30, 2019. CMR did not have any net operating revenue for the three months ended September 30, 2018.	•	At CMR, net operating revenue was $6.1 million for the three months ended September 30, 2019.
•	At CAL, net operating revenue increased by CAD 0.1 million, or 2.7%, due to increased gaming revenue.	•	At CAL, net operating revenue remained constant.
•	At CDR, net operating revenue increased by CAD 0.4 million, or 5.8%, due to increased gaming and food and beverage revenue.	•	At CDR, net operating revenue increased by $0.3 million, or 4.6%.

Operating Expense Highlights

	In CAD		In US dollars
•	At CRA, operating expenses remained constant.	•	At CRA, operating expenses remained constant.
•	At CSA, operating expenses remained constant.	•	At CSA, operating expenses remained constant.
•

At CMR, operating expenses increased by CAD 8.1 million, or 1379.3%. Operating expenses increased by CAD 7.4 million due to expenses related to operating the REC and the Northern Alberta pari-mutuel OTB network, including payroll, marketing and general and administrative expenses. In addition, CMR had CAD 0.8 million in depreciation expense.

		•	At CMR, operating expenses increased by $6.1 million, or 1362.3%.
•	At CAL, operating expenses decreased by (CAD 0.1) million, or (3.1%), due to decreased marketing expenses resulting from a focus on cost savings.	•	At CAL, operating expenses decreased by ($0.1) million, or (4.1%).
•	At CDR, operating expenses increased by CAD 0.8 million, or 15.2%, due to increased marketing and general and administrative expenses.	•	At CDR, operating expenses increased by $0.5 million, or 13.9%.

Earnings from operations at CBS, which operates the Southern Alberta pari-mutuel OTB network, remained constant for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2019 and 2018

The following discussion highlights results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Results in US dollars were impacted by a 3.2% exchange rate decrease in the average rate between the US dollar and the Canadian dollar for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenue Highlights

	In CAD		In US dollars
•	At CRA, net operating revenue increased by CAD 0.1 million, or 0.5%, due to the opening of the OTB parlor.	•	At CRA, net operating revenue decreased by ($0.4) million, or (2.7%).
•	At CSA, net operating revenue increased by CAD 0.5 million, or 5.3%, due to increased gaming and food and beverage revenue.	•	At CSA, net operating revenue increased by $0.1 million, or 2.0%.
•	At CMR, net operating revenue was CAD 18.9 million for the nine months ended September 30, 2019. CMR did not have any net operating revenue for the nine months ended September 30, 2018.	•	At CMR, net operating revenue was $14.2 million for the nine months ended September 30, 2019.
•	At CAL, net operating revenue increased by CAD 0.5 million, or 5.9%, due to increased gaming revenue.	•	At CAL, net operating revenue increased by $0.1 million, or 2.4%.
•	At CDR, net operating revenue increased by CAD 1.8 million, or 9.0%, due to increased gaming and food and beverage revenue.	•	At CDR, net operating revenue increased by $0.9 million, or 5.8%.

Operating Expense Highlights

	In CAD		In US dollars
•	At CRA, operating expenses increased by CAD 0.1 million, or 0.4%, due to increased payroll expenses partially offset by decreased general and administrative expenses.	•	At CRA, operating expenses decreased by ($0.3) million, or (2.8%).
•	At CSA, operating expenses remained constant.	•	At CSA, operating expenses decreased by ($0.2) million, or (3.5%).
•

At CMR, operating expenses increased by CAD 18.9 million, or 1269.9%. Operating expenses increased by CAD 16.2 million related to expenses due to operating the REC, including payroll, marketing and general and administrative expenses. CMR had CAD 1.2 million in depreciation expense. In addition, CMR had CAD 1.5 million in expenses related to operating the Northern Alberta pari-mutuel OTB network from January to March 2019, prior to the REC opening.

		•	At CMR, operating expenses increased by $14.2 million, or 1236.3%.
•

At CAL, operating expenses decreased by (CAD 0.2) million, or (2.3%), due to decreased general and administrative expenses and marketing expenses resulting from a focus on cost savings partially offset by increased payroll expenses.

		•	At CAL, operating expenses decreased by ($0.3) million, or (5.4%).
•	At CDR, operating expenses increased by CAD 0.9 million, or 6.7%, due to increased marketing and general and administrative expenses.	•	At CDR, operating expenses increased by $0.4 million, or 3.6%.

Earnings from operations at CBS remained constant for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2019	2018	Change	Change	2019	2018	Change	Change
Gaming	$7,637	$7,615	$22	0.3%	$21,815	$21,056	$759	3.6%
Hotel	443	446	(3)	(0.7%)	1,137	1,138	(1)	(0.1%)
Food and Beverage	1,022	1,194	(172)	(14.4%)	2,833	3,063	(230)	(7.5%)
Other	97	105	(8)	(7.6%)	288	285	3	1.1%
Net Operating Revenue	9,199	9,360	(161)	(1.7%)	26,073	25,542	531	2.1%
Gaming Expenses	(3,496)	(3,465)	31	0.9%	(10,145)	(9,746)	399	4.1%
Hotel Expenses	(145)	(144)	1	0.7%	(403)	(400)	3	0.8%
Food and Beverage Expenses	(1,043)	(1,087)	(44)	(4.0%)	(2,961)	(3,008)	(47)	(1.6%)
General and Administrative Expenses	(2,214)	(1,998)	216	10.8%	(6,198)	(5,912)	286	4.8%
Total Operating Costs and Expenses	(7,386)	(7,239)	147	2.0%	(21,280)	(20,697)	583	2.8%
Earnings from Operations	1,813	2,121	(308)	(14.5%)	4,793	4,845	(52)	(1.1%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,348	1,578	(230)	(14.6%)	3,564	3,602	(38)	(1.1%)
Adjusted EBITDA	$2,301	$2,666	$(365)	(13.7%)	$6,383	$6,477	$(94)	(1.5%)

Three Months Ended September 30, 2019 and 2018

The following discussion highlights results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Market Share Highlights

•	The Central City market increased by 0.6% and CTL’s share of the Central City market was 27.2% compared to 26.3% for the three months ended September 30, 2018.
•	The Cripple Creek market increased by 1.6% and CRC’s share of the Cripple Creek market was 10.1% compared to 11.1% for the three months ended September 30, 2018.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.1 million, or 2.7%, due to increased gaming revenue partially offset by decreased food and beverage revenue.
•	At CRC, net operating revenue decreased by ($0.3) million, or (7.3%), due to decreased gaming and food and beverage revenue.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.1 million, or 3.0%, due to increased gaming-related expenses.
•	At CRC, operating expenses remained constant.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2019 and 2018

The following discussion highlights results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Market Share Highlights

•	The Central City market increased by 1.6% and CTL’s share of the Central City market was 26.8% compared to 26.6% for the nine months ended September 30, 2018.
•	The Cripple Creek market increased by 2.2% and CRC’s share of the Cripple Creek market was 10.7% compared to 10.5% for the nine months ended September 30, 2018.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.3 million, or 1.9%, due to increased gaming revenue partially offset by decreased food and beverage revenue.
•	At CRC, net operating revenue increased by $0.2 million, or 2.3%, due to increased gaming revenue.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.2 million, or 1.6%, due to gaming-related expenses.
•	At CRC, operating expenses increased by $0.4 million, or 4.8%, due to increased gaming-related and payroll expenses.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2019	2018	Change	Change	2019	2018	Change	Change
Gaming	$20,107	$16,569	$3,538	21.4%	$59,443	$48,010	$11,433	23.8%
Food and Beverage	215	205	10	4.9%	656	551	105	19.1%
Other	38	(27)	65	240.7%	122	134	(12)	(9.0%)
Net Operating Revenue	20,360	16,747	3,613	21.6%	60,221	48,695	11,526	23.7%
Gaming Expenses	(12,563)	(11,000)	1,563	14.2%	(39,038)	(31,455)	7,583	24.1%
Food and Beverage Expenses	(695)	(687)	8	1.2%	(1,550)	(1,964)	(414)	(21.1%)
General and Administrative Expenses	(4,714)	(4,327)	387	8.9%	(13,060)	(13,550)	(490)	(3.6%)
Total Operating Costs and Expenses	(18,769)	(16,731)	2,038	12.2%	(55,932)	(49,009)	6,923	14.1%
Earnings (Loss) from Operations	1,591	16	1,575	9843.8%	4,289	(314)	4,603	1465.9%
Non-Controlling Interest	(386)	40	426	1065.0%	(1,056)	164	1,220	743.9%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	775	(81)	856	1056.8%	2,115	(329)	2,444	742.9%
Adjusted EBITDA	$2,473	$902	$1,571	174.2%	$6,911	$3,158	$3,753	118.8%

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

Three Months Ended September 30, 2019 and 2018

Results in US dollars were impacted by a 5.1% decrease in the average exchange rate between the US dollar and Polish zloty for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The following is a summary of changes in and comparability of the casinos in Poland operated by CPL for the three months ended September 30, 2019 compared to 2018.

•	The casino at the Manufaktura Entertainment Complex in Lodz operated one additional month for the three months ended September 30, 2019 compared to the same period of 2018.
•	The casino at the LIM Center in Warsaw reopened in August 2019. The casino did not operate in 2018.
•	All other casinos were operational for the full three months ended September 30, 2019 and 2018.

Revenue Highlights

	In PLN		In US dollars
•	Net operating revenue increased by PLN 17.1 million, or 27.6%, due to the additional gaming revenue from all of the casinos that were operational in 2019 compared to 2018 as described above.	•	Net operating revenue increased by $3.6 million, or 21.6%.

Operating Expense Highlights

	In PLN		In US dollars
•

Operating expenses increased by PLN 11.0 million, or 17.8%, primarily due to increased gaming tax expense of PLN 7.9 million resulting from the increase in gaming revenue and increased payroll costs of PLN 2.6 million.

		•	Operating expenses increased by $2.0 million, or 12.2%.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2019 and 2018

Results in US dollars were impacted by a 7.6% decrease in the average exchange rate between the US dollar and Polish zloty for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The following is a summary of changes in and comparability of the casinos in Poland operated by CPL for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

•	The casino at the Dwor Kosciuszko Hotel in Krakow operated four additional months during 2019.
•	The casino at the Manufaktura Entertainment Complex in Lodz operated six additional months during 2019.
•	The casino at the HP Park Plaza Hotel in Wroclaw operated three additional months during 2019.
•	The casino at the Park Inn by Radisson in Katowice operated four additional months during 2019.
•	The casino at the LIM Center in Warsaw reopened in August 2019. The casino did not operate in 2018.
•	The casinos at the Hotel Andersia in Poznan and the Hotel Plock in Plock were closed in April 2018 and February 2018, respectively.
•	All other casinos were operational for the full nine months ended September 30, 2019 and 2018.

Revenue Highlights

	In PLN		In US dollars
•

Net operating revenue increased by PLN 57.2 million, or 33.0%, due to the additional gaming revenue from the casinos that were operational in 2019 compared to 2018, partially offset by the decrease in revenue from the closure of the Poznan and Plock casinos as described above.

		•	Net operating revenue increased by $11.5 million, or 23.7%.

Operating Expense Highlights

	In PLN		In US dollars
•

Operating expenses increased by PLN 39.5 million, or 22.6%, primarily due to increased gaming tax expense of PLN 28.5 million resulting from the increase in gaming revenue, increased general and administrative expenses and marketing costs of PLN 6.0 million from the casinos that were operational in 2019 compared to 2018 and increased payroll costs of PLN 6.0 million. CPL incurred PLN 2.0 million in additional expense related to the disposal of assets at the Poznan and Plock casinos for the nine months ended September 30, 2018.

		•	Operating expenses increased by $6.9 million, or 14.1%.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2019	2018	Change	Change	2019	2018	Change	Change
Gaming	$1,023	$1,462	$(439)	(30.0%)	$3,253	$3,339	$(86)	(2.6%)
Food and Beverage	167	200	(33)	(16.5%)	623	303	320	105.6%
Other	123	112	11	9.8%	467	265	202	76.2%
Net Operating Revenue	1,313	1,774	(461)	(26.0%)	4,343	3,907	436	11.2%
Gaming Expenses	(1,556)	(985)	571	58.0%	(3,318)	(2,461)	857	34.8%
Food and Beverage Expenses	(394)	(192)	202	105.2%	(805)	(387)	418	108.0%
General and Administrative Expenses	(2,597)	(2,822)	(225)	(8.0%)	(11,227)	(8,526)	2,701	31.7%
Total Operating Costs and Expenses	(4,764)	(4,298)	466	10.8%	(16,007)	(11,915)	4,092	34.3%
Earnings (Loss) from Equity Investment	—	2	(2)	(100.0%)	(1)	1	(2)	(200.0%)
Losses from Operations	(3,451)	(2,522)	(929)	(36.8%)	(11,665)	(8,007)	(3,658)	(45.7%)
Non-Controlling Interest	—	23	(23)	(100.0%)	12	54	(42)	(77.8%)
Net (Loss) Attributable to Century Casinos, Inc. Shareholders	(3,264)	(1,525)	(1,739)	(114.0%)	(10,398)	(6,027)	(4,371)	(72.5%)
Adjusted EBITDA	$(2,535)	$(2,048)	$(487)	(23.8%)	$(8,616)	$(6,593)	$(2,023)	(30.7%)

We have mutually agreed with the cruise lines through which we have concession agreements not to extend certain agreements at their termination dates. The following is a summary of concession agreements that ended in 2018 and the first nine months of 2019.

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

The casino at CCB opened in May 2018.

In April 2018, CRM purchased a 51% ownership interest in GHL. GHL entered into agreements with MCL, the owner of a hotel and international entertainment and gaming club in the Cao Bang province of Vietnam, under which GHL manages MCL and owns 9.21% of its outstanding shares. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. We recognized a loss on sale of less than ($0.1) million in general and administrative expenses on our consolidated statement of earnings for the nine months ended September 30, 2019.  We consolidated GHL as a majority-owned subsidiary for which we have a controlling financial interest and accounted for GHL’s interest in MCL as an equity investment through May 2019.  The sale of our equity interest in GHL also ended our equity interest in MCL.

Three Months Ended September 30, 2019 and 2018

The following discussion highlights results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Results at CCB were impacted by a 5.7% exchange rate decrease for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other decreased by ($0.1) million, or (16.2%), due to decreases in gaming revenue resulting from the termination of certain of our concession agreements for the operation of ship-based casinos as detailed above.

•

Net operating revenue for CCB decreased by (GBP 0.2) million, or (28.6%), due to lower gaming revenue as a result of enforcement of anti-money laundering and social responsibility regulations that require us to limit customers play until the required information is provided by the player. This reduction in customer play has impacted the gaming market throughout the United Kingdom. In addition, concerns about the United Kingdom’s expected withdrawal from the European Union, commonly referred to as “Brexit”, have reduced discretionary consumer spending in the market. In US dollars, net operating revenue decreased by ($0.3) million, or (32.5%).

Operating Expense Highlights

•

Operating expenses for Cruise Ships & Other decreased by ($0.2) million, or (34.4%), due to the termination of certain of our concession agreements for the operation of ship-based casinos as detailed above.

•

Operating expenses for CCB decreased by (GBP 0.2) million, or (16.7%), due to decreased payroll expenses as the result of cost saving initiatives. In US dollars, operating expenses decreased by ($0.3) million, or (21.0%).

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by ($1.0) million, or (51.5%), for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to $0.4 million in legal and other professional fees and expenses related to the Acquisition, $0.1 million in increased stock compensation and $0.4 million in additional payroll and operating expenses.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2019 and 2018

The following discussion highlights results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Results at CCB were impacted by a 6.1% exchange rate decrease for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other decreased by ($0.6) million, or (24.9%), due to decreases in gaming revenue resulting from the termination of certain of our concession agreements for the operation of ship-based casinos as detailed above.

•

Net operating revenue for CCB increased by GBP 0.8 million, or 62.2%, due to operating the casino for an additional four months during the nine months ended September 30, 2019 compared to the same period of 2018. Revenue growth was impacted by enforcement of anti-money laundering and social responsibility regulations that require us to limit customers play until the required information is provided by the player. In addition, concerns about Brexit have reduced discretionary consumer spending in the market. In US dollars, net operating revenue increased by $0.9 million, or 57.6%.

Operating Expense Highlights

•

Operating expenses for Cruise Ships & Other increased by $0.3 million, or 14.0%, due to the write-down of $0.9 million in receivables related to the Glory Sea and $0.1 million related to the loss on disposal of fixed assets related to the Glory Sea, as well as $0.2 million related to the loss on disposal of fixed assets removed from storage. These increased expenses were partially offset by ($0.9) million in decreased operating expenses related to the termination of certain of our concession agreements for the operation of ship-based casinos as detailed above.

•

Operating expenses for CCB increased by GBP 1.1 million, or 41.4%, due to increased costs related to operating the casino for an additional four months during the nine months ended September 30, 2019 compared to the same period of 2018, including additional payroll and operating costs. In US dollars, operating expenses increased by $1.2 million, or 35.8%.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by ($2.5) million, or (39.0%), for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to  $1.2 million in legal and professional fees and expenses related to the Acquisition, $0.4 million in increased stock compensation and $0.5 million in additional payroll and operating expenses.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2019	2018	Change	Change	2019	2018	Change	Change
Interest Income	$11	$74	$(63)	(85.1%)	$20	$107	$(87)	(81.3%)
Interest Expense	(1,427)	(904)	523	57.9%	(4,083)	(3,023)	1,060	35.1%
Gain on Foreign Currency Transactions and Other	116	182	(66)	(36.3%)	886	431	455	105.6%
Non-Operating (Expense) Income	$(1,300)	$(648)	$652	100.6%	$(3,177)	$(2,485)	$692	27.8%

Interest income

Interest income is directly related to interest earned on our cash reserves and interest from the promissory note with GHL.

Interest expense

Interest expense is directly related to interest owed on the BMO Credit Agreement, the fair value adjustments for our interest rate swap agreements, our CPL and CCB borrowings, interest expense related to the CDR land lease and our finance lease agreements.  The increased interest expense for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 is due primarily to increased interest expense related to additional borrowings for CMR under the BMO Credit Agreement, and the CDR land lease.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2019, we recognized an income tax expense of $3.2 million on pre-tax income of $6.3 million, representing an effective income tax rate of 50.7%, compared to an income tax expense of $1.8 million on pre-tax income of $5.0 million, representing an effective income tax rate of 35.7% for the same period in 2018. For an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

As of September 30, 2019, our total debt under bank borrowings and other agreements net of $0.4 million related to deferred financing costs was $71.1 million, of which $53.7 million was long-term debt and  $17.4 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, the CPL credit facilities and the CCB loan agreement. A principal amount of approximately CAD 15.3 million ($11.6 million based on the exchange rate in effect on September 30, 2019) under our BMO Credit Agreement is due January 31, 2020 and is presented in the current portion of long-term debt. We extended the maturity of this amount from October 2019 and, if necessary, we intend to seek an additional extension of the maturity of this amount pending closing of the committed financing discussed below. We plan to pay off the BMO Credit Agreement and finance the Acquisition with a new $180.0 million credit facility for which we have a commitment from Macquarie Capital. We intend to repay the remaining current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 5, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $27.4 million as of September 30, 2019 compared to $6.7 million as of September 30, 2018, due to additional borrowings related to the Century Mile project. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-GAAP Measures – Net Debt” above.

The following table lists the amount of 2019 maturities of our debt:

Amounts in thousands
Bank of Montreal	Casinos Poland Credit Agreements	Casinos Poland Credit Facilities	Century Casino Bath Credit Agreement	Century Downs Land Lease	Total
$13,106	$220	$278	$123	$—	$13,727

There is no set repayment schedule for the CPL credit facilities, and we classify them as short-term debt due to the nature of the agreements. The UniCredit Agreement is not included in the table above because no amounts were borrowed as of September 30, 2019.

The following table lists the 2019 payments due under our lease agreements:

Amounts in thousands
Operating leases	Finance leases	Total
$1,451	$107	$1,558

Cash Flows

At September 30, 2019, cash, cash equivalents and restricted cash totaled $44.9 million, and we had working capital (current assets minus current liabilities) of $5.8 million compared to cash, cash equivalents and restricted cash of $46.3 million and working capital of $5.0 million at December 31, 2018. The decrease in cash, cash equivalents and restricted cash from December 31, 2018 is due to $10.9 million of net cash provided by operating activities, $9.9 million in proceeds from borrowings net of principal payments, and $0.2 million in proceeds from the exercise of stock options, offset by $18.5 million used to purchase property and equipment,  $0.2 million used to acquire the non-controlling interest in CBS, $1.0 million used for a distribution to non-controlling interest, and $2.7 million in exchange rate changes.

Net cash provided by operating activities was $10.9 million for the nine months ended September 30, 2019 and $14.6 million for the nine months ended September 30, 2018. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $18.7 million for the nine months ended September 30, 2019 consisted of $11.4 million for construction costs related to the Century Mile project; $3.8 million in leasehold improvements at the Marriott Hotel in Warsaw, Poland and additional assets for the casinos in Poland; $0.5 million in slot machines, chairs and security upgrades for CTL and CRC; $0.5 million for the building expansion at CDR; $0.3 million for new carpet and surveillance equipment at CRA; $2.0 million in other fixed asset additions at our properties; and $0.2 million used to acquire the non-controlling interest in CBS.

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

Net cash provided by financing activities of $9.1 million for the nine months ended September 30, 2019 consisted of $9.9 million in proceeds from borrowings on our long-term debt net of principal repayments and $0.2 million in proceeds from the exercise of stock options, offset by $1.0 million in distributions to non-controlling interests.

Net cash used in financing activities of $2.0 million for the nine months ended September 30, 2018 consisted of $1.6 million of principal repayments net of proceeds from borrowings, $0.6 million in distributions to non-controlling interest and $0.1 million in deferred financing cost payments, offset by $0.3 million in proceeds from the exercise of stock options.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the nine months ended September 30, 2019. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2019. The repurchase program has no set expiration or termination date.

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

We believe that our cash at September 30, 2019, as supplemented by cash flows from operations,  will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. As discussed above, CAD 15.3 million ($11.6 million based on the exchange rate in effect on September 30, 2019) current portion of our BMO Credit Agreement is scheduled to mature on January 31, 2020. We have a signed commitment letter from Macquarie Capital related to the Acquisition, which is expected to close by year end, for a $170.0 million senior secured term loan and a $10.0 million senior secured revolving credit facility.  We plan to pay off the BMO Credit Agreement with the committed financing discussed above. If necessary, we intend to seek an extension of the maturity of the current portion of our BMO Credit Agreement maturing in January 2020 pending closing of the committed financing. We expect that the primary sources of cash will be from our gaming operations  and additional borrowings under our credit arrangements. In addition to the payment of operating costs, expected or potential uses of cash within one year include the Acquisition, capital expenditures for our existing properties, interest and principal payments on outstanding debt, remaining payments for the Century Mile project, a casino expansion at CDR, an expansion at CRC to provide additional hotel rooms for our existing casino and hotel, and other potential new projects. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

The Century Mile project cost approximately CAD 61.5 million ($46.4 million based on the exchange rate in effect on September 30, 2019). We used $24.2 million of the net proceeds from the common stock offering, $23.3 million from the BMO Credit Agreement and available cash for construction of the Century Mile project.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances.  We estimate that approximately $26.7 million of our total $44.0 million in cash and cash equivalents at September 30, 2019 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2019. There were no repurchases of common stock during the nine months ended September 30, 2019.

Item 5. Other Information

On October 31, 2019, Century Resorts Alberta Inc., Century Casino St. Albert Inc. and Century Mile Inc., our wholly owned subsidiaries, entered into the Second Amending Agreement (the “Second Amendment”), dated as of October 31, 2019, as borrowers, with BMO, as lender. The Second Amendment amends the BMO Credit Agreement by extending one of the maturity date triggers applicable to Credit Facility B, Credit Facility C and Credit Facility F from October 31, 2019 to January 31, 2020.

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

10.2	Second Amending Agreement, dated October 31, 2019, by and among Century Resorts Alberta Inc., Century Casino St. Albert Inc., Century Mile Inc. and Bank of Montreal.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

** Furnished herewith.

P  Filed on Paper

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Margaret Stapleton

Chief Financial Officer

Date: November 4, 2019