Form 10-K
period 2019-12-31
CENTURY CASINOS INC /CO/
filed 2020-03-13
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  0-22900

CENTURY CASINOS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	84-1271317
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

455 E. Pikes Peak Ave,  Suite 210,  Colorado Springs,  Colorado 80903

(Address of principal executive offices) (Zip Code)

(719)  527-8300

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 Per Share Par Value	CNTY	Nasdaq Capital Market, Inc.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, based upon the closing price of $9.70 for the Common Stock on the Nasdaq Capital Market on that date, was $262,149,824. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 1, 2020, the registrant had 29,500,327  shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

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

Item 1. Business.

General

Century Casinos, Inc., a Delaware corporation founded in 1992, is a casino entertainment company that develops and operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting) and entertainment facilities primarily in North America. Our main goal is to grow our business by actively pursuing the development or acquisition of new gaming opportunities and reinvesting in our existing operations.

On December 6, 2019, we completed an acquisition (the “Acquisition”) of the operations of Isle Casino Cape Girardeau, located in Cape Girardeau, Missouri, Lady Luck Caruthersville, located in Caruthersville, Missouri, and Mountaineer Casino, Racetrack and Resort located in New Cumberland, West Virginia (collectively, the “Acquired Casinos”), from Eldorado Resorts, Inc. for an aggregate purchase price of approximately $110.6 million (subject to an adjustment based on the Acquired Casinos’ working capital and cash at closing), Immediately prior to the Acquisition, the real estate assets underlying the Acquired Casinos were sold to an affiliate of VICI Properties Inc. (“VICI PropCo”). On the closing date, certain of our subsidiaries and subsidiaries of VICI PropCo entered into a triple net lease agreement (the “Master Lease”) for the three Acquired Casino properties.  The Master Lease has an initial annual rent of approximately $25.0 million and an initial term of 15 years, with four five-year renewal options.

Overview of Operations

We view each jurisdiction in which our casinos are located as separate operating segments and each casino within those jurisdictions as reportable units. Except as described below, we aggregate our operating segments into three reportable segments based on the geographical locations in which our casinos operate. We have additional business activities, including our Century Casino Bath operations, our concession, management and consulting agreements and certain other corporate and management operations that we report as Corporate and Other. The following are our reportable segments:

•	United States
•	Canada
•	Poland
•	Corporate and Other

United States

Colorado –

Century Casino & Hotel – Central City, Colorado (“CTL” or “Central City”). We opened this wholly-owned casino and hotel in July 2006, as part of a joint venture in which we owned a 65% interest. In December 2007, we acquired the remaining 35% interest in the joint venture. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over 2.8 million people. Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. The facility has 462 TITO slot machines, seven tables, 26 hotel rooms, a bar, two restaurants and a 500 space on-site covered parking garage.

Century Casino & Hotel – Cripple Creek, Colorado (“CRC” or “Cripple Creek”). We have owned and operated this wholly-owned casino and hotel since 1996. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 700,000 people. The facility has 431 TITO slot machines, six tables, 21 hotel rooms, two bars, a restaurant and 271 surface parking spaces neighboring the casino.

West Virginia –

Mountaineer Casino, Racetrack & Resort – New Cumberland, West Virginia (“MTR” or “Mountaineer”). We purchased this wholly-owned casino, hotel, entertainment and live thoroughbred horse racing facility in the Acquisition in December 2019. Mountaineer is located on the Ohio River bank at the northern tip of West Virginia’s northwestern panhandle approximately 30 miles from the Pittsburgh International Airport and a one hour drive from downtown Pittsburgh. The facility has 1,140 TITO slot machines, 32 tables, on-site pari-mutuel wagering, 357 hotel rooms, five dining venues and 5,248 surface parking spaces neighboring the casino. Mountaineer holds live thoroughbred races from March to December.

Missouri –

Century Casino Cape Girardeau – Cape Girardeau, Missouri (“CCG” or “Cape Girardeau”). We purchased this wholly-owned dockside casino in the Acquisition in December 2019. Cape Girardeau is located along the Mississippi River three and a half miles from Interstate 55 in southeast Missouri, approximately 120 miles south of St. Louis, Missouri. The facility has 844 TITO slot machines, 24 tables, three dining venues, a pavilion and entertainment center and 1,088 surface parking spaces neighboring the casino.

Century Casino Caruthersville – Caruthersville, Missouri (“CCV” or “Caruthersville”). We purchased this wholly-owned riverboat casino in the Acquisition in December 2019. Caruthersville is located in southeast Missouri on the Mississippi River approximately 95 miles north of Memphis, Tennessee. The facility has 511 TITO slot machines, nine tables, two dining venues, a 40,000 square foot pavilion, a 28 space RV park and 856 surface parking spaces neighboring the casino.

Canada

Edmonton –

Century Casino & Hotel – Edmonton, Alberta, Canada (“CRA” or “Edmonton”). We opened this wholly-owned casino in November 2006 and the attached hotel in March 2007. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 800 ticket in/ticket out (“TITO”) slot machines, 35 tables (including a 24-hour poker room), 30 video lottery terminals and a full service off-track betting parlor. In addition, the property has 26 hotel rooms, a 10,700 square foot showroom that can seat approximately 500 customers, a 3,000 square foot showroom that can seat approximately 200 customers, where we host Yuk Yuks Comedy Club comedic performances, two restaurants, three bars, 600 surface parking spaces and a complimentary underground heated parking garage with 300 additional spaces.

Century Casino St. Albert – Edmonton, Alberta, Canada (“CSA” or “St. Albert”). We acquired this wholly-owned casino in October 2016. St. Albert is located 13 miles from CRA. The casino includes 407 TITO slot machines, 11 tables, 24 video lottery terminals and a full service off-track betting parlor. In addition, the property has a restaurant, a bar, a lounge, a banquet facility and 585 surface parking spaces.

Century Mile Racetrack and Casino – Edmonton, Alberta, Canada (“CMR” or “Century Mile”). We opened this wholly-owned horse racing facility in April 2019. Century Mile is a one-mile horse racetrack and a multi-level Racing and Entertainment Center (“REC”). The REC has  590 TITO slot machines, 14 video lottery terminals, a full-service restaurant, a buffet restaurant on race days,  two bars, two delis, an off-track betting parlor and grandstand. Century Mile holds a minimum of 100 racing days per year. CMR operates the northern Alberta pari-mutuel network under which CMR provides pari-mutuel content and live video to 20 off-track betting parlors throughout northern Alberta and has agreements with over 90 racetracks world-wide to broadcast races through the off-track betting network. The off-track betting parlors include the parlors at Century Mile, CRA and CSA. The REC is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton.

Calgary –

Century Casino Calgary – Calgary, Alberta, Canada (“CAL” or “Calgary”). We acquired this wholly-owned casino in January 2010. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 504 TITO slot machines, 16 tables, 20 video lottery terminals and a full service off-track betting parlor. In addition, the property has a restaurant, a lounge, a 1,000 square foot showroom that can seat approximately 100 customers, a 30 lane bowling alley and 18 hole miniature golf course that we operate as Century Sports, 465 owned surface parking spaces and 41 leased surface parking spaces neighboring the casino.

Century Downs Racetrack and Casino – Calgary, Alberta, Canada (“CDR” or “Century Downs”). Our subsidiary Century Resorts Management GmbH (“CRM”) owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino, which in turn owns and operates a REC. The REC, which opened in April 2015, is located 17 miles from CAL and 4.5 miles from the Calgary International Airport. The casino includes 663 TITO slot machines and 10 video lottery terminals. In addition, the property has a 5.5 furlong (0.7 mile) racetrack, a bar, a lounge, a restaurant facility, an off-track betting area, an entertainment area and 700 surface parking spaces. We hold a minimum of 100 racing days per year during the horse racing season from March through November, and we host both standardbred and thoroughbred horse races. CDR is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

Century Bets! Inc. – Calgary, Alberta, Canada (“CBS” or “Century Bets”). Our subsidiary CRM formed Century Bets! Inc. in January 2015 and owned a 75% controlling financial interest until August 2019. In August 2019, we purchased the remaining 25% non-controlling financial interest in CBS from Rocky Mountain Turf Club. CBS operates the southern Alberta pari-mutuel network consisting of the sourcing of common pool pari-mutuel wagering content for racetracks throughout North America and world-wide. CBS provides pari-mutuel wagering content and live video to 12 off-track betting parlors throughout southern Alberta and has agreements with over 90 racetracks world-wide to broadcast races through the off-track betting network.

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

The following table summarizes information about the casinos that CPL operated as of December 31, 2019.

City	Population	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	1.8 million	Marriott Hotel	July 2024	70	37
Warsaw	1.8 million	Hilton Hotel	September 2022	70	26
Warsaw	1.8 million	LIM Center	June 2025	62	4
Bielsko-Biala	170,000	Hotel President	October 2023	48	5
Katowice	290,000	Park Inn by Radisson	October 2023	70	14
Wroclaw	640,000	Double Tree Hilton Hotel	November 2023	70	17
Krakow	770,000	Dwor Kosciuszko Hotel	May 2024	68	5
Lodz	680,000	Manufaktura Entertainment Complex	June 2024	65	10

In Poland, casino licenses are granted for six years. Before a casino license expires, the Polish Minister of Finance notifies the public of its availability and interested parties can submit an application for the casino license. Following approval of a casino license by the Minister of Finance, there is a period in which applicants can appeal the decision. In April 2019, CPL combined the two licenses used to operate casinos in the Warsaw Marriott Hotel into one license and transferred the remaining license to the Hilton Hotel in Warsaw. This transfer extended the Hilton Hotel’s license to September 2022 and the Marriott Hotel’s license to July 2024. CPL opened a third casino in Warsaw at the LIM Center, where it had previously operated a casino, in August 2019.

Corporate and Other

Cruise Ships. Through concession agreements with TUI Cruises, we currently operate five ship-based casinos. The following table summarizes information about the ship-based casinos that we operated as of December 31, 2019.

Cruise Line	Ship	Concession Agreement End Date	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff Herz	June 2022 (1)	17	1
TUI Cruises	Mein Schiff 3	May 2020	20	1
TUI Cruises	Mein Schiff 4	May 2020	17	1
TUI Cruises	Mein Schiff 5	May 2020	17	1
TUI Cruises	Mein Schiff 6	May 2020	17	1

(1)	Estimated - The ship is scheduled to be sold to a different cruise line no earlier than the second quarter of 2022.

Our concession agreements to operate ship-based casinos onboard four Windstar Cruises ships ended in January 2019, March 2019, April 2019 and May 2019.

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

Century Casino Bath (“CCB”). We opened this wholly-owned subsidiary in May 2018. CCB is located in the evening leisure district of Bath, serving a metropolitan population of 0.2 million people. The facility has 57 TITO slot and electronic roulette machines, 14 tables, three bars, and a lounge area. In December 2019, we determined that the long-lived assets, right-of-use operating lease asset and intangible asset at CCB were impaired. The impairment was determined after evaluating losses incurred by the casino since operations began and future forecasts of continued losses due to changes in the current regulatory environment for casinos in England requiring enhanced due diligence of customers.

Mendoza Central Entretenimientos S.A. (“MCE”). In October 2014, our subsidiary CRM purchased 7.5% of the shares of MCE for $1.0 million. The shares are reported on our consolidated balance sheet using the cost method of accounting. MCE has an exclusive agreement with the Instituto Provincial de Juegos y Casinos (“IPJC”) to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. MCE leases 600 TITO slot machines to Casino de Mendoza. CRM has appointed one director to MCE’s board of directors. In addition, CRM and MCE have entered into a consulting services agreement pursuant to which CRM provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Terminated Projects

Golden Hospitality Limited (“GHL”) and Minh Chau Ltd. (“MCL”). In April 2018, our subsidiary CRM entered into a Shareholder’s Agreement with GHL and GHL’s shareholders, pursuant to which CRM purchased a 51% ownership interest in GHL. The remaining 49% of GHL was owned by unaffiliated shareholders.  As of May 2019, GHL owned approximately 9.21% of MCL, which owns a small hotel and entertainment and gaming club in Vietnam. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. The sale of our equity interest in GHL also ended our equity interest in MCL.

Additional Projects and Other Developments

In August 2017, we announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, we had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé. In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. The Parliament of Bermuda has not yet adopted these rules and regulations. CRM entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if the license is awarded. CRM will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

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

Marketing and Competition

We face intense competition from other casinos within the jurisdictions in which we operate. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs, enhancement of social networking initiatives and other marketing efforts. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including internet, television, radio, print and billboard advertising. Our marketing focuses on competition and other facts and circumstances of each market area in which we operate. Our primary marketing strategy centers on attracting new customers and rewarding repeat customers through our players’ club programs. All visitors to our properties are offered the opportunity to join our players’ club. We maintain a proprietary database that consists primarily of slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, downloadable promotional credits, preferred parking, food, lodging, game tournaments and other special events. In the United States, our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. We have designed reward programs based on total amount wagered and frequency of visits to reward customer loyalty and attract new customers to our properties. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events.

United States

•

Colorado –  Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado, and are located in historic mining towns dating back to the late 1800’s that have developed into tourist attractions. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 53% of the total gaming devices in Colorado and approximately 75% of total gaming revenue in Colorado in 2019. Unlike other regions in which we operate, gaming in Colorado is “limited stakes”, which restricts any single wager to a current maximum of one hundred dollars. Our marketing objective for the casinos in Colorado is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of channels including radio, billboard, print and social media.

▪

Century Casino & Hotel in Cripple Creek – Located approximately 45 miles southwest of Colorado Springs, Cripple Creek has 12 active casinos operating. Our casino has 271 close proximity surface parking spaces and 26 hotel rooms. Four of our competitors offer covered parking garages and three of our competitors offer more hotel rooms, which may negatively impact our casino, particularly during inclement weather and the peak tourist season.

▪

Century Casino & Hotel in Central City – Located approximately 35 miles west of Denver, the cities of Central City and Black Hawk are adjoining small mountain tourist towns. There are eight active casino licensees operating in Central City and 16 active casino licensees operating in Black Hawk. Central City and Black Hawk are located approximately one mile apart and compete with one another for market share. As a result, we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. Our casino has a 500-space covered parking garage offering free public parking; however, several other casinos in the Central City/Black Hawk market also have covered parking garages. In addition, five of our competitors in the Central City and Black Hawk market have more hotel rooms, providing them with an advantage during inclement weather and the peak tourist season.

•

West Virginia – Mountaineer is located on the Ohio River bank at the northern tip of West Virginia’s northwestern panhandle approximately 30 miles from the Pittsburgh International Airport and a one hour drive from downtown Pittsburgh. Mountaineer has four competitors within 50 miles; two in Pennsylvania, one in West Virginia and one in Ohio. Mountaineer primarily attracts customers from neighboring Ohio and from the greater Pittsburgh area. We market this casino as a destination for year-round entertainment. Mountaineer also hosts the annual West Virginia Derby horse racing event.

•

Missouri – Cape Girardeau and Caruthersville have competitors in Missouri, Arkansas, Illinois and Kentucky. The distance between our Cape Girardeau and Caruthersville properties is 85 miles. We do not believe that our properties compete against one another for customers. We market these casinos as the premier providers of personal service. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of channels including radio, billboard, print and social media.

▪

Century Casino Cape Girardeau – Cape Girardeau is located on the Mississippi River bank in the historic river city of Cape Girardeau approximately 120 miles south of St. Louis, Missouri. This property includes an event center. Cape Girardeau draws customers mostly from within a 50-mile radius from the property. The two closest competitors are 60 miles and 85 miles away. A potential casino in south Illinois could increase competition at our Cape Girardeau casino.

▪

Century Casino Caruthersville – Caruthersville is a riverboat casino located on the Mississippi River in Caruthersville, approximately 95 miles north of Memphis, Tennessee. This property includes a 40,000 square foot pavilion and a 28-space RV park. The two closest competitors are 85 and 90 miles away. Caruthersville draws customers from western Tennessee, southeastern Missouri and northeastern Arkansas.

Canada

•

Edmonton – Century Casino & Hotel in Edmonton, Canada, Century Casino St. Albert and Century Mile Racetrack and Casino have five competitors, all casinos, in the Edmonton market. The distance between CRA and CSA is approximately 13 miles, and CMR is approximately 30 miles from each of those properties. We do not believe that our properties compete against one another for customers.

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

▪

Century Casino St. Albert – This property is located in St. Albert, the second largest city in the Edmonton capital region. The closest competitor is located approximately five miles away. Our main marketing focus is our distinct casino branding, the players’ club program and promotions made through various marketing channels such as print, mail and social media. The property positions itself as a fine entertainment venue with a restaurant, a small concert and event venue and a well-appointed gaming floor.

▪

Century Mile Racetrack and Casino – This property is the only REC in the Edmonton area. We market the casino using numerous forms of media, concentrating on marketing the casino floor, the players’ club and the racetrack. Unique to this property is an 8.0 furlong (1.0 mile) horse racetrack. This property is located on Edmonton International Airport land, just south of Edmonton with the closest competition 17 miles away.

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

•

Pari-mutuel networks – Century Mile and Century Bets are the exclusive operators of the northern and southern Alberta pari-mutuel networks, respectively. In addition to permitting customers to place wagers at off-track betting locations, the networks offer advance deposit wagering for online wagering.

•

Loyalty Program – Our casinos in Alberta participate in  the Winner’s Edge, an Alberta-wide casino loyalty program implemented by the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”). Players that sign up for the program can earn points that can be redeemed for free play, take part in monthly contests and receive discounts on food in casino restaurants. Our casinos offer Winner’s Edge in addition to our own loyalty program.

•

Online gaming – An online gaming website is being launched by the AGLC that is expected to compete with unregulated online gaming websites that are currently available to Alberta residents. This online gaming website is expected to begin operating in mid-2020 and may compete with our casinos and RECs in Alberta.

Poland

There are 52 casino licenses available throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. CPL relies on the locations of its casinos, which are primarily in hotels in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, five other casinos in the Warsaw district compete with our three casinos operating in Warsaw. The Polish Minister of Finance does not disclose individual casino data. Changes to the Polish gaming law that went into effect in April 2017 legalize online gaming and reintroduce slot arcades through a state-run company. Slot arcades began operating in June 2018 and online gaming began in December 2018. We have not experienced a negative impact to our results of operations in Poland from slot arcades or online gaming; however, the increased competition from slot arcades that are located in the cities in which our casinos are located as well as online gaming could occur and adversely affect our results of operations in the future.

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

•

Bath, England – CCB currently is the only casino in the city of Bath. No additional casino licenses can be created in, or moved to, Bath without new legislation by the British Parliament. The casino is located in a new development in the center of Bath’s evening leisure district adjoining the Komedia Club and opposite the Theatre Royal. In addition to the casino, the leisure district includes a new 4-star boutique hotel with 147 rooms and two ground floor restaurants. The closest competition is three casinos located in Bristol, 13 miles away. We believe that changes in the regulatory environment requiring enhanced due diligence of customers and concerns about Brexit have adversely affected our results of operations at this casino.

Seasonality

United States  – Our casinos in Colorado attract more customers during the warmer months from May through September. We expect to attract fewer customers from October through April because weather conditions during this period are variable and can have a significant impact on daily business levels. In West Virginia, we attract more customers from March to August during the racing season. Our casinos in Missouri attract customers throughout the year with the highest business volumes in February and March.

Canada – Our Edmonton and Calgary casinos in Alberta, Canada attract more customers from September through April. During the remainder of the year, the casinos attract fewer customers because we compete with outdoor activities. Century Downs and Century Mile also attract additional customers during the racing season from March through November. Our off-track betting parlors attract more customers during the peak racing season from May through August.

Poland – CPL generally attracts more customers from October through March because domestic customers generally vacation during the summer months.

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

United States

Colorado – The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. Licenses must be obtained from the Colorado Limited Gaming Control Commission (the “Gaming Commission”) prior to offering limited gaming to the public in the State of Colorado. In addition, the Division of Gaming (the “DOG”) within the Colorado Department of Revenue, licenses, implements, regulates, and supervises the conduct of limited stakes gaming. The Director of the DOG, under the supervision of the Gaming Commission, has been granted broad powers to ensure compliance with the laws and regulations. The Gaming Commission, DOG and DOG Director are collectively referred to as the “Colorado Gaming Authorities.”

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

The Gaming Commission is empowered to issue six types of licenses. In order to operate a casino, an operator is required to obtain a retail gaming license. Further, under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses. We currently operate under the maximum of three retail gaming licenses in Colorado (Century Casino & Hotel in Cripple Creek operates under two gaming licenses). Licenses must be renewed every two years, with the next renewals scheduled for 2021 for our casinos in Central City and Cripple Creek. In addition, the Gaming Commission has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time.

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

We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act (the “CLGA”) and the regulations promulgated thereunder. The issuance of any voting securities in violation of the CLGA will be void, and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the CLGA and the regulations promulgated thereunder. Any transfer in violation of these provisions will be void. If the Gaming Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the Gaming Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to the voting securities, (b) the holder of such voting securities will not be entitled to vote, and the voting securities will not for any purposes be included in the voting securities entitled to vote, and (c) we may not pay any remuneration in any form to the holder of the voting securities, except in exchange for the voting securities.

In November 2019, Colorado voters passed Proposition DD legalizing sports betting in Colorado. Only a limited number of master licenses to conduct sports betting are available, and only persons or entities such as our Company currently licensed to conduct limited gaming are eligible to hold the licenses. A master license entitles the licensee to contract with a licensed sports betting operator or internet sports betting operator, or both, for the operation of sports betting. The law allows licensees to offer mobile and online sports betting within the state borders. There will be no bet limit on sports betting, and it will be up to the operator to set bet amounts for each sporting event. We hold three retail gaming licenses and, as a result, we can hold three master licenses for sports betting in Colorado. We are currently negotiating agreements with potential partners to offer sports betting in our Colorado casinos and through an online/mobile platform and have signed an agreement for one of our licenses. The tax will be 10% of the net proceeds of sports betting activity, which will fund implementation of the state water plan and other public purposes. Sports betting is currently expected to begin in May 2020.

Missouri – Operating a riverboat gaming facility and conducting gambling activities in Missouri are subject to extensive regulation under the Missouri Riverboat Gambling Act (“MRGA”). The Missouri Gaming Commission (the “MGC”) is charged, under the MRGA, with regulatory authority over riverboat gaming operations in Missouri, including the issuance of gaming licenses to owners, operators, suppliers and certain affiliates of riverboat gaming facilities.

The MGC is empowered to issue six types of licenses: (i) Class A, (ii) Class B, (iii) supplier or temporary supplier, (iv) key business entity, (v) key person, and (vi) occupational. Our Missouri properties each hold a Class B license and Century Casinos, Inc. holds a Class A license. To be licensed, companies and key persons are required to complete an application comprised of comprehensive questions regarding the nature and suitability of the applicant. Applicants submitting a Riverboat Gaming Application requesting a Class A license, issued to the parent organization or controlling entity, or Class B license, issued to conduct gambling activities at a specific riverboat gaming operation, undergo an extensive background investigation by the MGC. In addition, each key person associated with, and certain key business entities closely related to, the applicant (including directors, officers, managers and owners of a significant direct or indirect interest in the Class A or Class B licensee) must also be licensed and undergo a substantial background investigation. An applicant for a Class A or Class B license will not receive a license if the applicant and its key persons, including key business entities, have not established good repute and moral character, and no licensee may either employ or contract with any person who has pled guilty to, or been convicted of, a felony, to perform any duties directly connected with the licensee’s privileges under a license granted by the MGC. Every employee participating in a riverboat gaming operation must hold an occupational license. In addition, the MGC issues supplier's licenses, which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee involved in the operation of gaming activities. Class A and Class B licensees may not be licensed as suppliers.

In determining whether to grant and allow the continued possession of a gaming license, the MGC considers the following factors, among others: (i) the integrity of the applicant; (ii) the types and variety of games the applicant may offer; (iii) the quality of the physical facility, together with improvements and equipment; (iv) the financial ability of the applicant to develop and operate the facility successfully; (v) the status of governmental actions required by the facility; (vi) the management ability of the applicant; (vii) compliance with applicable statutes, rules, charters and ordinances; (viii) the economic, ecological and social impact of the facility as well as the cost of public improvements; (ix) the extent of public support or opposition; (x) the plan adopted by the home dock city or county; and (xi) effects on competition.

Class A and Class B licenses must be renewed each year for the first two years followed by four-year terms. In conjunction with each renewal, the MGC may conduct an additional investigation of the licensee. The MGC also possesses the right to periodically conduct a comprehensive investigation on any licensee at any time following the date on which the last comprehensive investigation was conducted. The MGC also licenses the serving of alcoholic beverages on riverboats and related facilities operated by the Class A or Class B licensees.

A licensee is subject to the imposition of penalties, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Missouri, or that would discredit or tend to discredit the Missouri gaming industry or the State of Missouri, including without limitation: (i) failing to comply with or make provision for compliance with the MRGA, the rules promulgated thereunder or any related federal, state or local law or regulation; (ii) failing to comply with any rules, order or ruling of the MGC or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the MRGA or the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any officially constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; (vi) employing in any Missouri gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any gambling game; (vii) use of fraud, deception, misrepresentation or bribery in securing any license or permit issued pursuant to the MRGA; (viii) obtaining any fee, charge or other compensation by fraud, deception or misrepresentation; and (ix) incompetence, misconduct, gross negligence, fraud, misrepresentation or dishonesty in the performance of the functions or duties regulated by the MRGA.

Any transfer or issuance of ownership interests in a publicly held gaming licensee or its holding company that results in an entity or group of entities acting in concert owning, directly or indirectly, an aggregate ownership interest of 5% or more in the gaming licensee must be reported to the MGC within seven days. Further, any pledge or hypothecation of, or grant of a security interest in, 5% or more of the ownership interest in a publicly held gaming licensee or its holding company must be reported to the MGC within seven days. The MGC will impose certain licensing requirements upon a holder of an aggregate ownership interest of 5% or more in a publicly-traded Missouri Class A or Class B licensee, unless exemptions or waivers are obtained. No investor may increase holdings above 25% without triggering a change in control that requires prior approval by the MGC. In addition, any sale, transfer or lease of a Class B licensee's real estate (outside of the normal course of business) shall trigger a change in control that requires prior approval by the MGC.

Riverboat gaming activities may only be conducted on, or within 1,000 feet of the main channel of, the Missouri River or Mississippi River. Minimum and maximum wagers on games are set by the licensee, and wagering may be conducted only with a cashless wagering system. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

The MRGA imposes a 21% wagering tax on adjusted gross receipts (generally defined as gross receipts less winnings paid) from gambling games. The tax imposed is to be paid by the licensee to the MGC within two days after the day when the wagers were made. Of the proceeds of the wagering tax, 10% of such proceeds go to the local government where the home dock is located, and the remainder goes to the State of Missouri. The MRGA also requires that licensees pay a two dollar admission tax to the MGC for each person admitted to a gaming cruise. One dollar of the admission fee goes to the State of Missouri, and one dollar goes to the home dock city in which the licensee operates.

In addition to all other regulations generally applicable to the gaming industry, our riverboat casino is also subject to regulations applicable to vessels operating on navigable waterways, including regulations of the U.S. Coast Guard, or alternative inspection requirements. These requirements set limits on the operation of the vessel, mandate that it must be operated by a minimum complement of licensed personnel, establish periodic inspections, including the physical inspection of the outside hull, and establish other mechanical and operations rules. In addition, the riverboat casinos may be subject to future U.S. Coast Guard regulations, or alternative security procedures, designed to increase homeland security which could affect our property and require significant expenditures to bring our property into compliance.

West Virginia  –The operation and management of casinos and racetracks are subject to extensive regulation by the West Virginia Racing Commission (the "WVRC") and the West Virginia Lottery Commission (the "WVLC"). The racing and pari-mutuel wagering activities are licensed and regulated by the WVRC. Racetrack video lottery games and lottery racetrack table games are licensed and regulated by the WVLC. Holding a valid racing license is required in order to be issued and hold a racetrack video lottery license and a lottery racetrack table games license cannot be issued unless the applicant for the license holds a racetrack video lottery license.

Horse Racing and Pari-Mutuel Wagering

The WVRC is comprised of three members appointed by the Governor of West Virginia who regulate live racing, simulcast racing, televised racing and pari-mutuel wagering. Racing and pari-mutuel wagering are governed by the applicable West Virginia statutes and legislative rules promulgated by the WVRC.  Licenses are renewed annually unless the WVRC rejects the application for renewal for good cause. As part of its application for renewal of its license, the licensee must disclose substantial information to the WVRC and notify the WVRC of changes in material information during the license year. The licensee pays an annual license tax as well as daily license taxes and pari-mutuel wagering taxes to the WVRC. Licenses are not transferable. The WVRC approves live racing days as well as simulcast and televised racing. The WVRC has broad powers to investigate, monitor and oversee all aspects of racing and pari-mutuel wagering.

Employees engaged in racing and/or pari-mutuel wagering must have permits issued by the WVRC before they engage in employment in a racing or pari-mutuel wagering occupation. The WVRC may suspend, revoke or not renew licenses and permits in the event the licensee or permit holder violates the racing statutes or rules promulgated by the WVRC. The WVRC may require fingerprints and background checks from all applicants for a permit as well as from officers, board members and key employees of the licensee.

Regulations governing our horse racing operations are generally administered separately from the regulations governing gaming operations, with separate licenses and license fee structures. The racing authorities responsible for regulating our racing operations have broad oversight authority, which may include: annually reviewing and granting racing licenses and racing dates; approving the opening and operation of off-track wagering facilities; approving simulcasting activities; licensing all officers, directors, racing officials and certain other employees of a racing licensee; and approving certain contracts entered into by a racing licensee affecting racing, pari-mutuel wagering, account wagering and off-track wagering operations.

We are subject to various federal, state and local environmental, health and safety laws and regulations that govern activities that may have adverse environmental effects.  These laws and regulations are complex and frequently subject to change. Our horse racing facility is subject to laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations (“CAFO”) on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. We may be required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations. Moreover, violations can result in significant fines or penalties and, in some instances, interruption or cessation of operations.

Racetrack Video Lottery

Racetrack video lottery is regulated by the WVLC, which is comprised of seven members appointed by the Governor of West Virginia, including the executive director of the WVLC (the "WV Executive Director"). The WVLC has promulgated rules approved by the West Virginia legislature under which racetrack video lottery games are played and conducted.

Under West Virginia law, a company’s racetrack video lottery license is not transferrable. Additionally, the transfer of more than five percent of the equity interest, or voting interest, in the licensee must be approved by the WVLC before the transfer is finalized.

In order to lawfully conduct racetrack video lottery games,  the licensee must maintain its racing license issued by the WVRC as well as its racetrack video lottery license. Only the holder of a racing license is authorized to hold a racetrack video lottery license. In applying for a video lottery license, the licensee must present WVLC evidence of agreements regarding the proceeds from video lottery terminals, between the licensee and the representative of a majority of the horse owners and trainers, the representative of a majority of the pari-mutuel clerks, and the representative of a majority of the breeders at the racetrack. The  racetrack video lottery license is renewed annually and the licensee must disclose substantial information to the WVLC and notify the WVLC of changes in material information during the license year. Employees involved with racetrack video lottery gaming are also required to obtain and maintain a license from the WVLC prior to being involved in racetrack video lottery gaming. An application for a racetrack video lottery gaming employee license may be denied if the applicant has been convicted of certain offenses involving moral turpitude, illegal gambling, fraud or misrepresentation or if the person is not qualified for the position for which the application for a license is submitted.

The WVLC and the WV Executive Director have discretion to suspend, revoke or reconsider the application for the licensee’s racetrack video lottery license. The racetrack video lottery license is subject to suspension, revocation or nonrenewal as provided for in the racetrack video lottery statutes and rules of the WVLC. Civil money penalties and criminal penalties may be imposed for certain violations of the lottery statutes and rules of the WVLC.

The WVLC and the WV Executive Director have broad powers under the racetrack video lottery statutes to investigate and monitor racetrack video lottery operations. All racetrack video lottery terminals in operation for play must be connected to the WVLC's computer system. The WV Executive Director and employees of the WVLC may at any time examine, inspect, test or access for any purposes all records, files, equipment, other documents, video lottery terminals, and hardware and software used in connection with video lottery. The WVLC also has the power and authority, for good cause and without notice or a warrant, at any time, to perform a wide range of inspections of the licensee.

Pursuant to the racetrack video lottery statutes, Mountaineer receives a commission equal to 46.5% of the net terminal income from the play of racetrack video lottery games. "Net terminal income" is generally defined as credits played less video lottery prize winnings, less an amount deducted by the WVLC to reimburse the WVLC for its actual costs for administering racetrack video lottery at the licensed racetrack.

Additionally, the West Virginia legislature has established a fund for modernization of racetrack video lottery terminals into which the WVLC annually deposits a portion of the amount it retains for administration of racetrack video lottery games.  A licensee may draw annually from its account matching dollars to help pay the expense of upgrading and modernizing its racetrack video lottery terminals. For every two dollars a licensee spends on certain equipment, it is authorized to receive one dollar in recoupment from the fund. In the event there remains a balance unspent by a licensee at the end of the year, that amount may be carried forward for one year, after which such amount reverts to the West Virginia State Lottery Fund. The West Virginia Licensed Racetrack Modernization Fund is currently authorized to be funded through the fiscal year ending June 30, 2020.

Lottery Racetrack Table Games

Lottery racetrack table games are regulated by the WVLC.  The WVLC has promulgated rules approved by the West Virginia legislature under which lottery racetrack table games are played. Under West Virginia law, a licensee’s lottery racetrack table games license is not transferrable. Additionally, the transfer of more than five percent of the equity interest or voting interest in a licensee or any parent corporation or holding company must be approved by the WVLC before the transfer is finalized.

In order to lawfully conduct lottery racetrack table games, a licensee must maintain its racing license issued by the WVRC and its racetrack video lottery license issued by the WVLC as well as its lottery table games license. Only the holder of a racing license and a racetrack video lottery license is authorized to hold a lottery racetrack table games license. The lottery racetrack table games license is renewed annually and the licensee must disclose substantial information to the WVLC and notify the WVLC of changes in material information during the license year. Employees involved with lottery racetrack table games are also required to obtain and maintain a license from the WVLC prior to being involved in racetrack table gaming activity. An application for a racetrack video lottery gaming employee license may be denied if the applicant has been convicted of certain offenses involving moral turpitude, illegal gambling, fraud or misrepresentation or if the person is not qualified for the position for which the application for a license is submitted.

The WVLC and the WV Executive Director have the discretion to suspend, revoke or reconsider a licensee’s lottery racetrack table games license. The license is subject to suspension, revocation or nonrenewal as provided for in the lottery racetrack table games statutes and rules of the WVLC. Civil money penalties and criminal penalties may be imposed for certain violations of the lottery statutes and rules of the WVLC. The license may also be revoked if any officer or director or any employee engaged in gaming activity, or any officer or director or key employee of any parent corporation or holding company is convicted of criminal violations that may negatively impact the integrity of the West Virginia Lottery, or if any of them have experience, character or general fitness that the WV Executive Director believes would be inconsistent with the public interest, convenience or trust.

The WVLC and the WV Executive Director have broad powers under the lottery racetrack table game statutes to investigate and monitor racetrack table game operations. The WV Executive Director and employees of the WVLC may at any time examine, inspect, test or access for any purposes all records, files, equipment, and other documents used in connection with lottery racetrack tables games operation and play.

Pursuant to the lottery racetrack table games statute, a licensee must annually pay to the WVLC a lottery racetrack table games license fee of $2.5 million that is due when the application for renewal is filed with the WVLC. Additionally,  a licensee pays  a weekly tax equal to 35% of the adjusted gross receipts from table game activity during the preceding week.

Canada

AGLC - Gaming in Alberta is governed by the provincial government. The AGLC administers and regulates the gaming industry in Alberta. The AGLC operates in accordance with the Gaming and Liquor Act, the Gaming and Liquor Regulation and the Criminal Code of Canada.

The AGLC requires all gaming operations to be licensed but only allows a certain number of licenses to be granted. All available licenses have currently been granted and the AGLC has an indefinite moratorium on new casinos and RECs. If the AGLC increases the number of licenses available in the future, applicants for a gaming license must submit an application and run through a detailed approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. Our licenses at all AGLC-regulated properties are renewable every five years with the next renewals scheduled in 2025. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed. The failure or inability of our casinos, or the failure or inability of others associated with these casinos, to maintain necessary gaming licenses or approvals for our casinos would have a material adverse effect on our operations.

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

The AGLC provides casinos with slot machines, slot technicians and personnel to administer table game counts. In return, casino licensees provide the AGLC with a place to operate slot machines, market the casinos, and provide table game dealers, slot attendants, security and surveillance. Casino licensees do not incur lease expenditures to the AGLC. In lieu of these lease expenses and other expenses associated with operating slot machines (i.e. equipment and personnel), casino licensees retain only a portion of net sales. Net sales, as defined by the AGLC, are calculated as cash played, less cash won, less the cost to lease the equipment, if applicable. At our Edmonton, St. Albert and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which it allocates 15% to charities designated by the AGLC and 70% to the Alberta Lottery Fund. At Century Downs and Century Mile, the AGLC retains 45% of slot machine net sales, which are allocated to the Alberta Lottery Fund. For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC, with the exception of St. Albert, from which we allocate 35% of our net win to a charity designated by the AGLC. For poker and craps, we are required to allocate 25% of our net win to the charity. We record our revenue net of the amounts retained by the AGLC or allocated to the AGLC-designated charity or the Alberta Lottery Fund.

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

The HRA’s portion of slot machine net sales retained from Century Downs and Century Mile, which is currently 11.25%, is used to fund animal welfare programs, purses, breed improvement programs, marketing, administration and backstretch programs. For off-track betting and live racing wagers, CBS, CMR and CDR retain approximately 21.5% of each bet, from which they will distribute 5.4% to the HRA, 0.8% to the Canadian Pari-Mutuel Agency and use the remainder to pay expenses related to the conduct of pari-mutuel wagering.

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

Casino licenses in Poland are currently limited to 52 and are subject to regional limitations. The number of casino licenses can be increased or decreased due to population increases or changes to the voivodships in Poland. Before a casino license expires, the Minister of Finance notifies the public of its availability, and those interested can submit an application for the casino license. Applicants for a gaming license must complete a detailed approval process. Following approval from the Minister of Finance, there is a period in which applicants can appeal the decision. Once the license is awarded, the applicant may operate the casino for six years. The Minister of Finance monitors the casino operator and its compliance with all requirements. In the event of a violation, the Minister of Finance can assess charges and, in certain cases, withdraw casino licenses.

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

In order to operate a casino, an operator is required to obtain an operating license and personal licenses for those operating gambling facilities, both from the Gambling Commission and a premises license from the designated local authority. The operator must pay an annual fee to maintain an operating license, and the license may be suspended or revoked. Personal licenses are granted to individuals responsible for activities at licensed gambling operators and are renewed every five years. A premises license is granted to operate a casino on certain premises. Currently, no additional premise licenses can be awarded under the Gambling Act of 2005.

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

Employees

As of December 31, 2019, we had approximately 2,786 full-time employees and 729 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. Approximately 231 employees at our CPL casinos in Poland and 58 employees at Mountaineer belong to trade unions. The trade unions in Poland do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees at CPL require approval of the unions. The trade unions in Mountaineer have collective bargaining agreements with Mountaineer.

Information about our Executive Officers

Name	Age	Position Held
Erwin Haitzmann	66	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	57	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	58	Chief Financial Officer and Corporate Secretary
Timothy Wright	49	Chief Accounting Officer and Corporate Controller
Andreas Terler	50	Managing Director of Century Resorts Management GmbH, Senior Vice President, Operations – Missouri and West Virginia and Chief Information Officer
Nikolaus Strohriegel	50	Managing Director of Century Resorts Management GmbH and Senior Vice President, Operations - Europe
Geoff Smith	48	Senior Vice President, Operations - Alberta

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

Margaret Stapleton was appointed Chief Financial Officer, effective October 2019, and Corporate Secretary, effective May 2010. She holds a Bachelor of Science degree in Accounting from Regis University, Denver, Colorado (2004) and has over 30 years of experience in corporate accounting and internal audit. Mrs. Stapleton previously served as our Director of Internal Audit and Compliance from 2005 until May 2010 and as our Executive Vice President, Principal Financial/Accounting Officer from May 2010 to October 2019.

Timothy Wright was appointed Chief Accounting Officer effective October 2019 and Corporate Controller effective May 2010. Mr. Wright holds a Bachelor of Science degree in Accounting from the University of Colorado, Colorado Springs, Colorado (1995) and has over 30 years of experience in corporate accounting and finance. Mr. Wright has been employed by us since 2007, including previously serving as our Vice President of Accounting from May 2010 to October 2019.

Andreas Terler is a Graduate Engineer in Applied Mathematics from the University of Graz, Austria (1994). Mr. Terler has been employed by us since 2006. He has served as Chief Information Officer since February 2006, Managing Director of CRM since February 2007, and Senior Vice President, Operations – Missouri and West Virginia since October 2019. Mr. Terler previously served as Vice President of Operations from May 2011 to October 2019.

Nikolaus Strohriegel received a Masters degree from the University of Vienna, Austria (1996). Mr. Strohriegel has been employed by us since 2007. He has served as Managing Director of CRM since January 2009 and Senior Vice President, Operations – Europe since October 2019. Mr. Strohriegel previously served as Vice President of Operations from March 2017 to October 2019.

Geoff Smith holds an Honours Bachelor of Commerce degree from the University of Windsor, Ontario, Canada (1994). Mr. Smith has over 25 years of direct casino management experience across a variety of regulated gaming jurisdictions and operating models, including commercial casinos, charity casinos and horse racetrack casino establishments. Mr. Smith has been employed by us since 2006. He was appointed Senior Vice President, Operations – Canada in October 2019 and has served as Managing Director of Century Casino & Hotel in Edmonton since 2008. He previously served as the General Manager of Century Casino & Hotel in Edmonton from 2006 to 2008.

Available Information

Our internet address is www.cnty.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.cnty.com/investor/financials/sec-filings as soon as reasonably practicable after such report has been filed with, or furnished to, the SEC. None of the information posted to our website is incorporated by reference into this report.

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

The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. We are particularly vulnerable to competition in our markets in the United States and Poland due to the large number of competitors in those markets. For example, a potential casino in south Illinois could increase competition at our Cape Girardeau casino. In addition, gaming facilities in Ohio that have commenced operations in recent years present significant competition for Mountaineer.

Changes to gaming laws in countries or states in which we have operations and in states near our operations could increase competition and could adversely affect our operations. Any such expansion of legalized gaming could adversely impact our properties. Changes to the Polish gaming law that went into effect in April 2017 legalized online gaming and reintroduced slot arcades through a state-run company. Slot arcades began operating in June 2018 and online gaming began in December 2018.

Other potential changes in gaming laws in jurisdictions in which we have operations include:

•

In Missouri, a sports betting bill would allow Class B gaming licensees and daily fantasy sports licensees to conduct sports wagering including on mobile devices so long as such devices are located within the state of Missouri. This bill is in the early stages of the law-making process and subject to significant changes in proposed statutory language prior to enactment.

•

In Missouri, a video lottery terminal bill would allow the state lottery to operate video gaming terminals, similar to slot machines, at various locations distributed across the state including bars, restaurants, veterans and fraternal organizations and convenience stores throughout the state.  This bill is in the early stages of the law-making process and subject to significant changes in proposed statutory language prior to enactment.

•	In Canada, the AGLC plans to operate an online gaming network in Alberta that is anticipated to begin in 2021.

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

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved.   Our current renewal schedules are listed below:

•	Colorado – every two years, with the next renewals scheduled for 2021 at both properties;
•	West Virginia – every year;
•	Missouri – each year for the next two years, and every four years thereafter;
•	Canada – every five years, with the next renewals scheduled for 2025 at all properties; and
•	Poland – every six years.

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

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Regulations adopted by the Financial Crimes Enforcement Network require us to report currency transactions at our US locations in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. US Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000, if we know, suspect or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Substantial penalties can be imposed if we fail to comply with these regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.

Our obligations under our indebtedness and our Master Lease are significant. We may not be able to generate sufficient cash to service all of our indebtedness and pay rent under the Master Lease and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

On December 6, 2019, we entered into a new Credit Agreement (the “Macquarie Credit Agreement”) with Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and the lenders party thereto.  The Macquarie Credit Agreement replaced our credit agreement with the Bank of Montreal (the “BMO Credit Agreement”).  We drew $170.0 million under the term loan on December 6, 2019 and used the proceeds to fund the Acquisition of the casino operations of Mountaineer, Cape Girardeau and Caruthersville, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes.  As of December 31, 2019, we had $170.0 million outstanding under our term loan facility due 2026. All of our $189.0 million face value debt outstanding as of December 31, 2019 is variable rate debt. Each one percentage point change associated with the variable rate debt would result in a $1.5 million change to our annual cash interest expenses. In connection with the Acquisition, we entered into the Master Lease with VICI PropCo subsidiaries to lease the real estate assets of Mountaineer, Cape Girardeau and Caruthersville.  Our annual rent payment under the Master Lease is approximately $25.0 million and is subject to annual escalation. These financial obligations could:

•	limit our ability to satisfy our obligations;
•	limit our ability to obtain additional indebtedness or financing to fund working capital requirements, capital expenditures, debt service, acquisitions, general corporate or other obligations;
•

limit our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on our outstanding debt;

•	expose us to interest rate risk due to the variable interest rate on borrowings under our credit agreements;
•	place us at a competitive disadvantage compared to competitors that have less debt;
•

subject us to restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments;

•

cause our failure to comply with financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under such indebtedness and which, if not cured or waived, could have a material adverse effect on us;

•	increase our vulnerability to general adverse economic and industry changes;
•	limit our flexibility in planning for, or reacting to, changes in our businesses, changing market conditions, changes in our industry and economic downturns; and
•	affect our ability to renew gaming and other licenses necessary to conduct our business.

In addition, the Master Lease requires us to make specific minimum investments in capital expenditures and, subject to certain caps, the rent escalations under the Master Lease will continue to apply regardless of the cash flows generated by the properties subject to the Master Lease and the obligations guaranteed by us. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay rent under the Master Lease and the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service and rent obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service or rent obligations. If we are not able to meet our scheduled obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our existing debt restrict sale of assets and limit the use of the proceeds from any disposition and our Master Lease limits our ability to dispose of leased properties; as a result, we may not be allowed, under these documents, to dispose of certain of our properties and use proceeds from such dispositions to satisfy all current debt service obligations.

We incurred significant costs in connection with the Acquisition.

We incurred significant transaction costs relating to the Acquisition. Additionally, we may incur significant costs in connection with integrating the operations of the Acquired Casinos into our business. We cannot identify the timing, nature and amount of all such costs. These integration costs could materially affect our results of operations in the period in which such charges are recorded.

We have risks associated with the integration of Mountaineer, Cape Girardeau and Caruthersville into our business.

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our stockholders, we cannot be sure that we will experience the return on investment that we expect. In particular, while we currently anticipate that the Acquisition will be accretive to our earnings per share in the future, this expectation is based on estimates and assumes certain synergies expected to be realized over a 12-month period following the completion of the Acquisition.  Such estimates and assumptions could materially change due to factors beyond our control and could delay, decrease or eliminate the expected accretive effect of the Acquisition and cause resulting dilution to our earnings per share or negatively impact the price of our common stock.

Potential difficulties that we may encounter as part of the integration process include:

•	the use of significant management attention and Company resources to integrate the Acquired Casinos into our business and operations;
•	the inability to successfully incorporate the Acquired Casinos in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the Acquired Casinos;
•

complexities associated with managing the combined business, including difficulties addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of the Acquired Casinos in a seamless manner that minimizes any adverse impact on customers, suppliers and employees; and

•	potential unknown liabilities and unforeseen increased expenses associated with the Acquired Casinos.

In addition, it is possible that the integration process could result in (i) the diversion of the attention of our management; (ii) the disruption of our ongoing business; and (iii) inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits, or could reduce our earnings or otherwise adversely affect our business and financial results.

We have made certain assumptions relating to the Acquisition and the Acquired Casinos that may prove to be materially inaccurate, and insufficient or lower-than-expected results generated from the Acquired Casinos or new developments may negatively affect our operating results and financial condition.

We have made certain assumptions relating to the Acquisition that may prove to be inaccurate, including the failure to realize the expected benefits of the Acquisition, failure to realize expected revenue growth rates, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that may adversely affect us following the Acquisition. These assumptions relate to numerous matters, including:

•	projections of future revenue and revenue growth rates;
•	the amount of goodwill and intangibles resulting from the Acquisition;
•	certain other adjustments that are being recorded in our financial statements in connection with the Acquisition; and
•	other financial and strategic risks of the Acquisition.

Our acquisitions, including the recent Acquisition of the Acquired Casinos, and new developments may not generate revenue that will be sufficient to pay related expenses, or, even if such revenue is sufficient to pay related expenses, the acquisitions and new developments may not yield an adequate return or any return on our significant investments. In addition, generating returns on acquisitions, including the Acquisition, and new investments may take significantly longer than we expect and may negatively impact our operating results and financial condition. New facilities also may compete with existing facilities that we own and operate.

Some of our casinos are located on leased property. If we default on one or more leases or if we are unable to secure renewals of those leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

Our RECs and racetracks in Calgary and Edmonton are located on leased parcels of land. Our casinos in Poland and Bath, England are located within leased building spaces. If we were to default on any one or more of the leases or if we are unable to secure renewal terms for these locations, the lessors could terminate the affected leases and we could lose possession of the land or building and any improvements on the land and buildings, including the RECs that we have built in Canada. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate the affected facilities.

We lease the land and buildings for our casinos in Missouri and West Virginia under a “triple-net” Master Lease. Accordingly, in addition to rent, we are required to pay, among other things, the following: (1) facility maintenance costs; (2) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring these costs notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the lessor as the owner of the associated facilities. In addition, we remain obligated for lease payments and other obligations under the Lease even if one or more of such leased facilities is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities, including lease termination costs, impairment charges and other charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth and expansion through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities, through redeveloping our existing gaming facilities, and through joint ventures in new markets.  We cannot be sure that we will be able to identify attractive acquisition opportunities or that we will experience the return on investment that we expect. Acquisitions require significant management attention and resources to integrate new properties, businesses and operations. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we may pursue or that gaming will be approved in jurisdictions where it is not currently approved.

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

Our financial condition and results of operations may be adversely affected by the occurrence of severe weather, natural or man-made disasters and other catastrophic events, including war, terrorism and other acts of violence, and disease, such as the current coronavirus pandemic.

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

An outbreak of a contagious disease, such as the current coronavirus (also known as COVID-19) pandemic or any similar illness, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if an outbreak were to occur in or near the areas in which we operate. Negative impacts on the economy, travel restrictions and other restrictions by local or federal governments in the areas in which we operate could result in consumers reducing travel and leisure expenditures, including visits to our casinos. Our operating costs may increase due to additional health and safety requirements, we may experience disruptions due to employee illness, and we could be forced to close our locations for a period of time. As a result of the actions taken by the US government, our management located in Europe may be unable to travel to the US. While we have not seen a significant impact from the coronavirus in the local areas in which we operate except for a weakening of approximately ten percent in Poland,  the outbreak appears to be spreading to many parts of North America and Europe and we cannot predict the extent to which the coronavirus will directly or indirectly affect our business and operating results. The impact could be material.

We are currently negotiating agreements with potential partners to begin offering sports betting in our Colorado casinos and through an online and mobile platform. There can be no assurance that the market for such gaming activities will develop as expected or that we will be successful in this market.

In November 2019, Colorado voters passed Proposition DD, which legalized sports betting in Colorado. We have completed and are currently negotiating agreements with potential partners to begin offering sports betting in our Colorado casinos and through an online and mobile platform. We also may seek to provide sports betting in additional markets where we operate if regulations permitting sports betting are approved in those jurisdictions.  There can be no assurances when, or if, regulations enabling sports betting will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.

The market for sports betting is rapidly evolving and highly competitive with an increasing number of competitors. Our success at offering sports betting will depend on a number of factors, including:

•	the timing of adoption of regulations authorizing such betting and gaming activities and the restrictions contained in such regulations;
•	the tax rates and license fees applicable to such activities;
•	the ability of our sports betting partners to gain market share and compete in a newly developing market;
•	the potential that the market does not develop at all or does not develop as we anticipate; and
•	changes in consumer demographics and preferences.

There can be no assurance that we will be able to compete effectively in this new market or that an expansion into this market will be successful and generate sufficient returns on our investment.

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

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, provincial and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado established by the Colorado Gaming Commission is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. In Missouri, the current gaming tax is 21% of adjusted gaming proceeds. In West Virginia, the current gaming tax on tables is 35% of adjusted gaming proceeds and on slot machines is 55.36% of adjusted gaming proceeds.  At our Edmonton, St. Albert and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which the AGLC allocates 15% to licensed charities and 70% to the Alberta Lottery Fund. For all table games in Alberta, Canada, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC, with the exception of our St. Albert casino, for which we are required to allocate 35% of our net win to a charity designated by the AGLC. For poker and craps in Alberta, Canada, we are required to allocate 25% of our net win to the charity. At Century Downs and Century Mile, the AGLC and HRA retain 56.25% of slot machine net sales, which are allocated to and used by the Alberta Lottery Fund and by HRA to fund purses, marketing, administration and animal welfare and other programs. Any change to the agreement between the AGLC and HRA on the division of the slot machine net sales at Century Downs and Century Mile could negatively impact our revenue, as HRA may increase the amount it retains in order to offset increased retention from the AGLC. The Polish Minister of Finance assesses a gaming tax rate on gross gaming revenue of 50%. In England, the gaming duty rate is scaled from 15% to 50% based on a casino’s gross gaming yield in a three-month period. In addition, negative economic conditions could intensify the efforts of federal, state, provincial and local governments to raise revenue through increases in gaming taxes or introduction of additional gaming opportunities.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

We derive our revenue principally from operations located on two continents. Our management is located in North America and Europe, and our worldwide operations pose risks to our business, especially for a smaller company such as ours. Risks associated with international operations include:

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

Our business may be adversely affected by international, national and local economic and political conditions. From time to time, the volatile global economic environment has had negative effects on our business because our business is largely impacted by discretionary consumer spending. Reductions in discretionary consumer spending or changes in consumer preferences brought about by factors such as increased unemployment, perceived or actual deterioration in general economic conditions, housing market instability, perceived or actual decline in disposable consumer income and wealth, and changes in consumer confidence in the economy could reduce customer demand for the leisure activities we offer and may adversely affect our revenue and operating cash flow. For example, Alberta is Canada’s largest oil and gas producer and a decrease in oil and gas prices could create higher unemployment and reduce discretionary consumer spending at our Canadian casinos, and we believe that concerns about Brexit have reduced discretionary consumer spending in the UK and adversely affected our results of operations at CCB.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters, acts of war, terrorism or other acts of violence) that could severely disrupt our business or subject us to claims by third parties who are injured or harmed. Although we maintain insurance customary in our industry, including property, casualty, terrorism, cybersecurity and business interruption insurance, that insurance is subject to deductibles and limits on maximum benefits, including limitations on the coverage period for business interruption. Due to these variables, we may not be able to fully insure such losses, or fully collect, if at all, on claims resulting from severe weather conditions. The lack of sufficient insurance for these types of acts could expose us to heavy losses if any damages occur, directly or indirectly, that could have a significant adverse impact on our operations.

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

The revenue generated and expenses incurred at our casinos in Canada and Poland are generally denominated in Canadian dollars and Polish zloty, respectively. Decreases in the value of these currencies in relation to the value of the US dollar have decreased the operating profit from our foreign operations when translated into US dollars, which has adversely affected our consolidated results of operations, and such decreases may occur in the future. In addition, we may expand our operations into other countries and, accordingly, we could face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the US dollar in relation to the currencies of such countries. We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

Our business, financial condition, and results of operations may be harmed by work stoppages and other labor issues.

There are 231 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL but changes in pay for union employees at CPL require approval from the trade unions. In the United States, there are 58 employees at our West Virginia casino who belong to unions. A lengthy strike or other work stoppage at our casino properties with unions could have an adverse effect on our business and results of operations. Our other employees in the US and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations. In addition, changes to labor laws or prevailing market conditions could lead to increased labor costs that could have an adverse impact on our profitability.

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

Development activities involve substantial risks, such as uncertainties regarding our ability to secure various licenses, permits and government authorizations, and expenses related to such activities, as well as the risks of potential cost over-runs, construction delays and market deterioration.

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

We have $727 million of tangible and intangible assets, including $33 million of goodwill, $43 million in casino licenses, $4 million in trademarks and $541 million in property and equipment as of December 31, 2019. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. In December 2019, we impaired the assets related to Century Casino Bath and wrote-down $16.5 million to impairment – intangible and tangible assets on our consolidated statement of (loss) earnings.

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

Our common stock trades in the US on the Nasdaq Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other US markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the Nasdaq Capital Market in 2018 and 2019 varied from a high of $10.41 to a low of $5.77.

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

We have not historically paid dividends and may not pay dividends in the future.

We do not currently expect to pay dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon, among other factors, our earnings, cash requirements, financial condition, requirements to comply with the covenants under the Macquarie Credit Agreement and our other debt instruments, legal considerations, and other factors that our board of directors deem relevant. The Macquarie Credit Agreement restricts our ability to pay dividends. If we do not pay dividends, then the return on an investment in our common stock will depend entirely upon any future appreciation of our stock price. There is no guarantee that our common stock will appreciate in value or maintain its value.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities available at each of our casinos as of December 31, 2019:

Summary of Property Information

			Number of
Segment/Property	Casino Space (1)	Acreage	Slot / Electronic Gaming Machines	Video Lottery Terminals	Tables	Off-Track Betting Parlors
United States
Colorado
Century Casino & Hotel - Central City	22,640	1.3	462	—	7	—
Century Casino & Hotel - Cripple Creek	19,610	3.5	431	—	6	—
West Virginia
Mountaineer Casino, Racetrack & Resort (2)	72,380	214.8	1,140	—	42	1
Missouri
Century Casino Cape Girardeau (2)	41,530	19.1	844	—	24	—
Century Casino Caruthersville (2)	21,000	38.2	511	—	9	—
Canada
Edmonton
Century Casino & Hotel - Edmonton	32,960	6.0	800	30	35	1
Century Casino St. Albert	12,970	7.1	407	24	11	1
Century Mile Racetrack and Casino (3)	19,480	100.0	590	14	—	20
Calgary
Century Casino Calgary	20,000	8.0	504	20	16	1
Century Downs Racetrack and Casino (4)	25,500	57.3	663	10	—	1
Century Bets! Inc. (5)	—	—	—	—	—	12
Poland
Casinos Poland (6)	45,360	—	523	—	118	—
Corporate Other
Cruise Ships (total of 5) (7)	11,900	—	88	—	5	—
Century Casino Bath (8)	20,000	—	57	—	14	—
Mendoza Central Entretenimientos S.A. (9)	23,000	—	600	—	—	—

(1)	In square feet.
(2)	The land, buildings and riverboat (as applicable) at these properties are leased under the Master Lease.
(3)

Century Mile Racetrack and Casino opened on April 1, 2019. Century Mile runs the pari-mutuel network in northern Alberta. The off-track betting parlors are located throughout northern Alberta and include the parlors at Century Mile, Century Casino & Hotel – Edmonton and Century Casino St. Albert. The land on which the REC and racetrack are located is leased.

(4)

The land on which the REC and racetrack are located was sold by CDR to 1685258 Alberta Ltd. (“Rosebridge”) prior to our acquisition of our ownership interest in CDR. CDR leases from Rosebridge the 57.3 acres on which the REC and racetrack are located.

(5)

Century Bets! Inc. runs the pari-mutuel network in southern Alberta. The off-track betting parlors are located throughout southern Alberta, including in Century Casino – Calgary and Century Downs Racetrack and Casino.

(6)

As of December 31, 2019,  Casinos Poland operated eight separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Overview of Operations - Poland” in Item 1, “Business” of this report.

(7)	Operated under concession agreements. We do not own the ships on which our casinos operate.
(8)	The casino is operated in leased building space.
(9)	Operated under a consulting services agreement. We do not own the building in which the casino operates.

As of December 31, 2019,  our subsidiaries are pledged as collateral for our obligations under the Macquarie Credit Agreement. As of December 31, 2019, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland was used to secure a bank guarantee with mBank. See Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Additional Property Information

Century Casino Calgary – In addition to the property described above, we lease approximately 13,049 square feet of land at our property in Calgary for additional parking.

Century Bets – Century Bets leases approximately 250 square feet of office space from Century Casino & Hotel Edmonton and 80 square feet of office space from Century Mile for administrative purposes.

Corporate Offices – We lease approximately 11,100 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Item 3. Legal Proceedings.

We are not a party to any pending litigation that, in management’s opinion, could have a material effect on our financial position or results of operations except as follows.

Since 2011, the Polish IRS has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through December 31, 2019, CPL has paid PLN 14.3 million ($4.2 million) to the Polish IRS related to these audits.

We adjusted the contingent liability related to the CPL taxes to remove the estimated taxes accrued for the 2014 tax year due to the expiration of the statute of limitations on this time period. The adjustment reduced the contingent liability by PLN 2.2 million ($0.6 million) in December 2019 and was recorded as gain on foreign currency transactions, cost recovery income and other on our consolidated statement of (loss) earnings for the year ended December 31, 2019.

The balance of the potential contingent liability on our consolidated balance sheet for all open periods as of December 31, 2019 is PLN 1.3 million ($0.3 million based on the exchange rate in effect on December 31, 2019). We have evaluated the contingent liability recorded on our consolidated balance sheet as of December 31, 2019 and have concluded that it is properly accrued in light of our estimated obligation related to personal income tax on tips as of December 31, 2019. Additional court decisions and other proceedings by the Polish IRS may expose us to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable, and we have not recorded any additional obligation related to such taxes as of December 31, 2019. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to our financial position, results of operations and cash flows.

In October 2016, we filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to us in 2013. We were seeking to collect amounts owed to us by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which we acquired the additional 33.3% interest in CPL.  We were awarded PLN 1.2 million ($0.3 million) in amounts owed by LOT Polish Airlines related to this claim for the periods indicated. LOT Polish Airlines paid this amount, plus accrued interest, in July 2018.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the Nasdaq Capital Market under the symbol “CNTY”.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2014 through December 31, 2019, and compares it to the cumulative total return on the Nasdaq and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2014, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/14	12/15	12/16	12/17	12/18	12/19
CNTY	100.00	154.06	162.97	180.79	146.34	153.86
Nasdaq	100.00	105.73	113.66	145.76	140.10	189.45
Dow Jones US Gambling Index	100.00	74.08	92.01	125.22	84.34	120.90

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 3, 2020, we had 139 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2019 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2019.

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

	For the year ended December 31,
Amounts in thousands, except for share information	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
Results of Operations:
Net operating revenue	$218,227	$168,938	$154,069	$139,234	$133,734
Impairment - intangible and tangible assets	16,486	—	—	—	—
(Loss) earnings from operations	(5,220)	9,459	14,615	16,165	15,796
Net earnings attributable to non-controlling interests	(3,014)	(612)	(1,632)	(4,598)	(1,471)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	(19,155)	3,394	6,259	9,215	11,520
Adjusted EBITDA (6)	$30,281	$23,377	$26,086	$25,762	$22,798

Basic (loss) earnings per share:
(Loss) earnings from operations	$(0.18)	$0.32	$0.59	$0.66	$0.65
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(0.65)	$0.12	$0.25	$0.38	$0.47
Diluted (loss) earnings per share:
(Loss) earnings from operations	$(0.18)	$0.32	$0.57	$0.66	$0.65
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(0.65)	$0.11	$0.24	$0.37	$0.47

Balance Sheet:
Cash and cash equivalents	$54,754	$45,575	$74,677	$38,837	$29,366
Total assets	726,900	278,825	274,876	217,838	186,424
Long-term debt	178,963	59,523	56,713	55,609	36,520
Total liabilities	554,825	95,442	87,558	79,254	59,637
Non-controlling interests	8,769	7,062	7,421	6,388	4,737
Total Century Casinos, Inc. shareholders' equity	$163,306	$183,383	$187,318	$132,196	$122,050

Cash payments on Master Lease	$3,831	$—	$—	$—	$—

(1)

In January 2019, we adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and the subsequent amendments using the alternative modified retrospective method, which did not require the restatement of prior periods. Upon adoption of ASU 2016-02 we recognized leased right-of-use (“ROU”) assets of $38.3 million and operating lease liabilities of $40.4 million in our consolidated balance sheet. In April 2019, we began operation of Century Mile Racetrack and Casino. In December 2019, we began operation of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville. In December 2019, we impaired the assets related to Century Casino Bath and wrote-down $16.5 million to impairment – intangible and tangible assets on our consolidated statement of (loss) earnings.

(2)	In May 2018, we began operation of Century Casino Bath.
(3)	In November 2017, we completed an underwritten public offering in which we sold 4,887,500 shares of our common stock and received net proceeds from the offering of $34.4 million.
(4)

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

(5)

In April 2015, we began operations of CDR’s casino and racetrack.  In June 2015, we recorded $3.4 million in net operating revenue from the $4.0 million consideration for the early termination of our concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”) net of $0.6 million in assets sold to Norwegian Cruise Line Holdings as part of the termination agreement.

(6)	A reconciliation of Adjusted EBITDA to Net earnings attributable to Century Casinos, Inc. shareholders is presented below.

We have not declared or paid dividends in any of the years presented above.

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation and amortization, non-controlling interests net earnings (loss) and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“GAAP”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

Management believes that Adjusted EBITDA is a valuable measure of the relative performance of the Company and its properties. The gaming industry commonly uses Adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses Adjusted EBITDA to evaluate and forecast the operational performance of the Company and its properties as well as to compare results of current periods to prior periods. Management believes that presenting Adjusted EBITDA to investors provides them with information used by management for financial and operational decision making in order to understand the Company’s operating performance and evaluate the methodology used by management to evaluate and measure such performance. Management believes that using Adjusted EBITDA is a useful way to compare the relative operating performance of separate reporting segments by eliminating the above-mentioned items associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our computation of Adjusted EBITDA may be different from, and therefore may not be comparable to, similar measures used by other companies within the gaming industry.

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,825	$6,669	$3,466	$(35,115)	$(19,155)
Interest expense (income), net (1)	1,635	5,312	197	1,085	8,229
Income taxes (benefit)	2,018	3,278	1,617	(2,739)	4,174
Depreciation and amortization	2,330	4,539	3,064	910	10,843
Net earnings (loss) attributable to non-controlling interests	—	1,295	1,731	(12)	3,014
Non-cash stock-based compensation	—	—	—	1,303	1,303
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(439)	(1,096)	16,709	15,174
Loss on disposition of fixed assets	17	20	413	345	795
Acquisition costs	—	—	—	5,366	5,366
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$11,825	$21,212	$9,392	$(12,148)	$30,281

(1)

Expense of $1.6 million related to our Master Lease is included in interest expense (income), net in the United States segment. Expense of $2.2 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our Master Lease and CDR land lease were $3.8 million and $2.0 million, respectively, for the period presented.

	For the year ended December 31, 2018
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$4,373	$7,715	$(153)	$(8,541)	$3,394
Interest expense (income), net (1)	1	3,895	206	12	4,114
Income taxes (benefit)	1,508	2,536	595	(2,722)	1,917
Depreciation and amortization	2,178	3,211	3,065	945	9,399
Net earnings (loss) attributable to non-controlling interests	—	722	(75)	(35)	612
Non-cash stock-based compensation	—	—	—	868	868
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(235)	(428)	2	(661)
Loss on disposition of fixed assets	1	10	1,054	25	1,090
Pre-opening expenses	—	1,668	626	350	2,644
Adjusted EBITDA	$8,061	$19,522	$4,890	$(9,096)	$23,377

(1)

Expense of $2.1 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our CDR land lease were $2.1 million for the period presented.

	For the year ended December 31, 2017
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,469	$7,681	$1,280	$(6,171)	$6,259
Interest expense (income), net (1)	2	3,487	105	(25)	3,569
Income taxes (benefit)	2,128	3,008	1,388	(1,964)	4,560
Depreciation and amortization	2,405	3,427	2,747	366	8,945
Net earnings attributable to non-controlling interests	—	996	636	—	1,632
Non-cash stock-based compensation	—	—	—	669	669
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(564)	(822)	24	(1,362)
Loss on disposition of fixed assets	1	83	535	3	622
Acquisition costs	—	28	—	327	355
Pre-opening expenses	—	25	537	275	837
Adjusted EBITDA	$8,005	$18,171	$6,406	$(6,496)	$26,086

(1)

Expense of $2.0 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our CDR land lease were $1.8 million for the period presented.

	For the year ended December 31, 2016
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,890	$8,448	$2,921	$(5,044)	$9,215
Interest expense (income), net (1)	2	3,037	71	(22)	3,088
Income taxes (benefit)	1,815	796	1,265	(2,089)	1,787
Depreciation and amortization	2,488	3,049	2,430	382	8,349
Net earnings attributable to non-controlling interests	—	3,137	1,461	—	4,598
Non-cash stock-based compensation	—	—	—	759	759
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(2,232)	(310)	19	(2,523)
Loss on disposition of fixed assets	2	27	301	—	330
Acquisition costs	—	—	—	159	159
Adjusted EBITDA	$7,197	$16,262	$8,139	$(5,836)	$25,762

(1)

Expense of $2.0 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our CDR land lease were $2.0 million for the period presented.

	For the year ended December 31, 2015
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,381	$7,432	$2,899	$(1,192)	$11,520
Interest expense (income), net (1)	1	3,160	129	(13)	3,277
Income taxes (benefit)	1,461	1,929	1,136	(2,872)	1,654
Depreciation and amortization	2,558	2,472	2,571	398	7,999
Net earnings attributable to non-controlling interests	—	23	1,448	—	1,471
Non-cash stock-based compensation	—	—	—	1,641	1,641
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(685)	(1,444)	3	(2,126)
Loss on disposition of fixed assets	—	11	341	30	382
Preopening expenses	—	345	—	—	345
Other one-time income (2)	—	—	—	(3,365)	(3,365)
Adjusted EBITDA	$6,401	$14,687	$7,080	$(5,370)	$22,798

(1)

Expense of $2.0 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our CDR land lease were $0.8 million for the period presented.

(2)	Other one-time income for the year ended December 31, 2015 for Corporate and Other were attributable to the termination of the Oceania and Regent concession agreements.

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

	For the year
	ended December 31,
Amounts in thousands	2019	2018	% Change
Net operating revenue as reported (GAAP)	$218,227	$168,938	29%
Foreign currency impact vs. 2018	7,207
Net operating revenue constant currency (non-GAAP)	$225,434	$168,938	33%

(Loss) earnings from operations (GAAP)	$(5,220)	$9,459	(155%)
Foreign currency impact vs. 2018	955
(Loss) earnings from operations (non-GAAP)	$(4,265)	$9,459	(145%)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders as reported (GAAP)	$(19,155)	$3,394	(664%)
Foreign currency impact vs. 2018	(40)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders constant currency (non-GAAP)	$(19,195)	$3,394	(666%)

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

Amounts in thousands	December 31, 2019	December 31, 2018
Total long-term debt, including current portion	$178,963	$59,523
Deferred financing costs	9,998	496
Total principal	$188,961	$60,019
Less: Cash and cash equivalents	$54,754	$45,575
Net Debt	$134,207	$14,444

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

We view each market in which we operate as a separate operating segment and each casino within those markets as a reporting unit. We aggregate all operating segments into three reportable segments based on the geographical locations in which our casinos operate: United States, Canada and Poland. We have additional business activities including concession agreements, management agreements, consulting agreements and certain other corporate and management operations that we report as Corporate and Other.

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments. The reporting units except for Century Downs Racetrack and Casino and Casinos Poland are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below.

Reportable Segment	Operating Segment	Reporting Unit
United States	Colorado	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
	West Virginia	Mountaineer Casino, Racetrack & Resort
	Missouri	Century Casino Cape Girardeau
Century Casino Caruthersville
Canada	Edmonton	Century Casino & Hotel - Edmonton
Century Casino St. Albert
Century Mile Racetrack and Casino
	Calgary	Century Casino Calgary
Century Downs Racetrack and Casino
Century Bets! Inc.
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other
Century Casino Bath
Corporate Other

Century Bets!, Inc. (“CBS” or “Century Bets”) operates the pari-mutuel off-track betting network in southern Alberta, Canada. Prior to August 2019, we had a 75% controlling financial interest in CBS through CRM. In August 2019, we purchased the remaining 25% non-controlling financial interest from Rocky Mountain Turf Club for CAD 0.2 million ($0.2 million based on the exchange rate in effect on August 5, 2019), resulting in CBS becoming a wholly-owned subsidiary.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of December 31, 2019, owned and operated eight casinos throughout Poland.

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

The following agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of December 31, 2019, we operated five ship-based casinos through concession agreements with TUI Cruises. Our concession agreements to operate the ship-based casinos onboard the Wind Spirit and Star Pride ended in January 2019 and March 2019, respectively. The concession agreements to operate the ship-based casinos onboard the Wind Surf and Star Breeze ended in April 2019, and the concession agreement to operate the ship-based casino onboard the Star Legend ended in May 2019.

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

•

Through our subsidiary CRM, we had a 51% ownership interest in GHL. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. We recognized a loss on the sale of our investment of less than $0.1 million in general and administrative expenses on our consolidated statement of (loss) earnings for the year ended December 31, 2019. The sale of our equity interest in GHL also ended our equity interest in MCL.

Acquisition

On December 6, 2019, we completed the Acquisition of the operations of Cape Girardeau, Caruthersville and Mountaineer from Eldorado Resorts, Inc. for an aggregate purchase price of approximately $110.6 million (subject to an adjustment based on the Acquired Casinos’ working capital and cash at closing). Immediately prior to the Acquisition, the real estate assets underlying the Acquired Casinos were sold to VICI PropCo, and we and VICI PropCo subsidiaries entered into a triple net Master Lease for the three Acquired Casino properties. The Master Lease has an initial annual rent of approximately $25.0 million and an initial term of 15 years, with four five-year renewal options.

Additional Projects Under Development

In August 2017, we announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, we had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé. In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. The Parliament of Bermuda has not yet adopted these rules and regulations. CRM entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if the license is awarded. CRM will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

Presentation of Foreign Currency Amounts - The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2019	2018	2017	2019/2018	2018/2017
Canadian dollar (CAD)	1.3268	1.2960	1.2981	(2.4%)	0.2%
Euros (EUR)	0.8934	0.8473	0.8871	(5.4%)	4.5%
Polish zloty (PLN)	3.8378	3.6103	3.7764	(6.3%)	4.4%
British pound (GBP)	0.7836	0.7497	0.7767	(4.5%)	3.5%
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

Recent Development: Coronavirus

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe.  The outbreak has continued to spread and is currently classified as a pandemic.  Efforts to contain the spread of this coronavirus have intensified. To date, COVID-19 has not had a significant impact on our US or Canadian markets, while the market in Poland has been weakening by approximately ten percent. Our customer base is very diversified within North America. Our casinos are ‘locals’ casinos in urban and suburban locations, with the vast majority of our business from customers who live within an hour from our facilities. Our casinos have negligible meeting and convention business and few of our customers travel by air to visit us. This may temper the impact of the coronavirus on our business, but this situation continues to evolve and therefore we cannot predict the extent to which the coronavirus will directly or indirectly affect our business and operating results.  The impact could be material. See “Our financial condition and results of operations may be adversely affected by the occurrence of severe weather, natural or man-made disasters and other catastrophic events, including war, terrorism and other acts of violence, and disease, such as the current coronavirus pandemic” in Item 1A, “Risk Factors.”

DISCUSSION OF RESULTS

Years ended December 31, 2019,  2018 and 2017

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2019/2018		2018/2017
Amounts in thousands	2019	2018	2017	$ Change	% Change	$ Change	% Change
Gaming Revenue	$176,866	$140,301	$137,871	$36,565	26.1%	$2,430	1.8%
Hotel Revenue	2,521	1,986	1,943	535	26.9%	43	2.2%
Food and Beverage Revenue	20,022	15,742	14,513	4,280	27.2%	1,229	8.5%
Other Revenue	18,818	10,909	10,128	7,909	72.5%	781	7.7%
Gross Revenue	218,227	168,938	164,455	49,289	29.2%	4,483	2.7%
Less Promotional Allowances (1)	—	—	(10,386)	—	—	(10,386)	(100.0%)
Net Operating Revenue	218,227	168,938	154,069	49,289	29.2%	14,869	9.7%
Gaming Expenses	(92,749)	(73,328)	(66,364)	19,421	26.5%	6,964	10.5%
Hotel Expenses	(906)	(727)	(660)	179	24.6%	67	10.2%
Food and Beverage Expenses	(19,482)	(15,854)	(12,959)	3,628	22.9%	2,895	22.3%
General and Administrative Expenses	(82,980)	(60,194)	(50,526)	22,786	37.9%	9,668	19.1%
Impairment - Intangible and Tangible Assets	(16,486)	—	—	16,486	100.0%	—	—
Total Operating Costs and Expenses	(223,446)	(159,502)	(139,454)	63,944	40.1%	20,048	14.4%
(Loss) Earnings from Equity Investment	(1)	23	—	(24)	(104.3%)	23	100.0%
(Loss) Earnings from Operations	(5,220)	9,459	14,615	(14,679)	(155.2%)	(5,156)	(35.3%)
Income Tax Expense	(4,174)	(1,917)	(4,560)	2,257	117.7%	(2,643)	(58.0%)
Net Earnings Attributable to Non-controlling Interests	(3,014)	(612)	(1,632)	2,402	392.5%	(1,020)	(62.5%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(19,155)	3,394	6,259	(22,549)	(664.4%)	(2,865)	(45.8%)
Adjusted EBITDA (2)	$30,281	$23,377	$26,086	$6,904	29.5%	$(2,709)	(10.4%)

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic (Loss) Earnings Per Share	$(0.65)	$0.12	$0.25	$(0.77)	(641.7%)	$(0.13)	(52.0%)
Diluted (Loss) Earnings Per Share	$(0.65)	$0.11	$0.24	$(0.76)	(690.9%)	$(0.13)	(54.2%)

(1)

See Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

(2)

For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders, see Item 6, “Selected Financial Data” of this report.

Factors impacting year-over-year comparability of the results include the following:

United States

•

We acquired the operations at MTR, CCG and CCV in the Acquisition in December 2019. MTR is reported in the West Virginia operating segment and CCG and CCV are reported in the Missouri operating segment.

•	West Virginia contributed a total of $8.7 million in net operating revenue and $0.4 million in net earnings for the year ended December 31, 2019.
•	Missouri contributed a total of $7.4 million in net operating revenue and $1.0 million in net earnings for the year ended December 31, 2019.

Canada

•

In Edmonton, we began operating CMR in April 2019. CMR contributed a total of $18.9 million in net operating revenue and ($2.4) million in net losses for the year ended December 31, 2019, ($1.1) million in net losses for the year ended December 31, 2018 and less than ($0.1) million in net losses for the year ended December 31, 2017 before the REC began operating.

Poland

•

Casino closures due to license expirations and delays in license tender awards in Poland impacted comparability of results for CPL beginning in 2017. We estimate that casino closures throughout 2018 decreased CPL’s net operating revenue by PLN 35.2 million ($9.8 million based on the average exchange rate for the year ended December 31, 2018), net income attributable to Century Casinos, Inc. shareholders by PLN 7.4 ($2.1 million based on the average exchange rate for the year ended December 31, 2018), and Adjusted EBITDA by PLN 12.0 ($3.3 million based on the average exchange rate for the year ended December 31, 2018).  See the Poland discussion below for additional information.

Corporate and Other

•

We released the $5.7 million US valuation allowance on our US deferred tax assets, resulting in a tax benefit for the year ended December 31, 2017. The tax benefit from the release of the US valuation allowance was offset by increased tax expense of $5.4 million resulting from the tax law changes made in the Tax Act that became effective in the 2017 tax year.  The increased income tax expense decreased net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2017. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for a discussion of the impact of the Tax Act.

•

In November 2017, we closed a public offering of 4,887,500 shares of our common stock. The additional shares of common stock decreased earnings per share attributable to Century Casinos Inc. shareholders by $0.01 for the year ended December 31, 2017.

•

Due to historical and forecast losses at CCB due to changes in the current regulatory environment for casinos in England requiring enhanced due diligence of customers, we determined that the long-lived assets, ROU operating lease asset and intangible asset were impaired and wrote-off $16.5 million to impairment – intangible and tangible assets in December 2019. We began operating CCB in May 2018. CCB contributed a total of $3.2 million in net operating revenue and ($20.0) million in net losses for the year ended December 31, 2019; $2.7 million in net operating revenue and ($2.1) million in net losses for the year ended December 31, 2018 and ($0.3) million in net losses for the year ended December 31, 2017 before the casino began operating.

•	We incurred $5.4 million in acquisition costs related to the Acquisition.

Net operating revenue increased by $49.3 million, or 29.2%, and by $14.9 million, or 9.7%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 and for the year ended December 31, 2018 compared to the year ended December 31, 2017, respectively. Following is a breakout of net operating revenue by segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 and for the year ended December 31, 2018 compared to the year ended December 31, 2017.

•	United States increased by $16.5 million, or 49.3%, and by $1.3 million, or 4.1%.
•	Canada increased by $19.3 million, or 31.4%, and by $3.6 million, or 6.3%.
•	Poland increased by $13.7 million, or 20.1%, and by $8.4 million, or 14.1%.
•	Corporate Other decreased by ($0.2) million, or (3.4%), and increased by $1.5 million, or 34.1%.

Operating costs and expenses increased by $63.9 million, or 40.1%, and by $20.0 million, or 14.4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 and for the year ended December 31, 2018 compared to the year ended December 31, 2017, respectively. Following is a breakout of operating costs and expenses by segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 and for the year ended December 31, 2018 compared to the year ended December 31, 2017.

•	United States increased by $12.9 million, or 46.8%, and by $1.0 million, or 3.9%.
•	Canada increased by $17.8 million, or 38.1%, and by $3.6 million, or 8.4%.
•	Poland increased by $7.9 million, or 11.6%, and by $10.9 million, or 19.0%.
•	Corporate Other increased by $25.3 million, or 147.9%, and by $4.5 million, or 36.2%.

Earnings from operations decreased by ($14.7) million, or (155.2%), and by ($5.2) million, or (35.3%), for the year ended December 31, 2019 compared to the year ended December 31, 2018 and for the year ended December 31, 2018 compared to the year ended December 31, 2017, respectively. Following is a breakout of earnings from operations by segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 and for the year ended December 31, 2018 compared to the year ended December 31, 2017.

•	United States increased by $3.6 million, or 61.1%, and by $0.3 million, or 5.1%.
•	Canada increased by $1.5 million, or 10.1%, and remained constant.
•	Poland increased by $5.8 million, or 3979.3%, and decreased by ($2.4) million, or (94.4%).
•	Corporate Other decreased by ($25.5) million, or (227.9%), and by ($3.0) million, or (36.9%).

Net earnings decreased by ($22.5) million, or (664.4%), and by ($2.9) million, or (45.8%), for the year ended December 31, 2019 compared to the year ended December 31, 2018 and for the year ended December 31, 2018 compared to the year ended December 31, 2017, respectively. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the year
	ended December 31,			2019/2018		2018/2017
Amounts in thousands	2019	2018	2017	$ Change	% Change	$ Change	% Change
Gaming	$42,285	$27,736	$34,610	$14,549	52.5%	$(6,874)	(19.9%)
Hotel	2,030	1,444	1,389	586	40.6%	55	4.0%
Food and Beverage	4,804	3,931	3,782	873	22.2%	149	3.9%
Other Revenue	879	372	334	507	136.3%	38	11.4%
Gross Revenue	49,998	33,483	40,115	16,515	49.3%	(6,632)	(16.5%)
Less Promotional Allowances (1)	—	—	(7,961)	—	—	(7,961)	(100.0%)
Net Operating Revenue	49,998	33,483	32,154	16,515	49.3%	1,329	4.1%
Gaming Expenses	(21,495)	(12,897)	(13,273)	8,598	66.7%	(376)	(2.8%)
Hotel Expenses	(690)	(522)	(457)	168	32.2%	65	14.2%
Food and Beverage Expenses	(4,772)	(3,935)	(2,810)	837	21.3%	1,125	40.0%
General and Administrative Expenses	(11,233)	(8,069)	(7,610)	3,164	39.2%	459	6.0%
Total Operating Costs and Expenses	(40,520)	(27,601)	(26,555)	12,919	46.8%	1,046	3.9%
Earnings from Operations	9,478	5,882	5,599	3,596	61.1%	283	5.1%
Income Tax Expense	(2,018)	(1,508)	(2,128)	510	33.8%	(620)	(29.1%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	5,825	4,373	3,469	1,452	33.2%	904	26.1%
Adjusted EBITDA	$11,825	$8,061	$8,005	$3,764	46.7%	$56	0.7%

(1)

See Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

We acquired MTR in West Virginia and CCG and CCV in Missouri in the Acquisition in December 2019.

We continue to see growth at our Colorado properties and anticipate slow growth in these markets in the coming years.

Years ended December 31, 2019 and 2018

The following discussion highlights results for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Revenue Highlights

•	In Colorado, net operating revenue increased by $0.5 million, or 1.4%, primarily due to increased gaming revenue at both properties.
•	In West Virginia, net operating revenue was $8.7 million.
•	In Missouri, net operating revenue was $7.4 million.

Operating Expense Highlights

•	In Colorado, operating expenses increased by $0.5 million, or 1.7%, primarily due to increased gaming-related expenses and increased payroll costs.
•	In West Virginia, operating expenses were $7.5 million.
•	In Missouri, operating expenses were $4.9 million.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Canada
	For the year
	ended December 31,			2019/2018		2018/2017
Amounts in thousands	2019	2018	2017	$ Change	% Change	$ Change	% Change
Gaming	$49,450	$40,470	$39,866	$8,980	22.2%	$604	1.5%
Hotel	491	542	554	(51)	(9.4%)	(12)	(2.2%)
Food and Beverage	13,507	10,528	10,017	2,979	28.3%	511	5.1%
Other Revenue	17,202	9,821	8,427	7,381	75.2%	1,394	16.5%
Gross Revenue	80,650	61,361	58,864	19,289	31.4%	2,497	4.2%
Less Promotional Allowances (1)	—	—	(1,132)	—	—	(1,132)	(100.0%)
Net Operating Revenue	80,650	61,361	57,732	19,289	31.4%	3,629	6.3%
Gaming Expenses	(13,999)	(12,105)	(12,296)	1,894	15.6%	(191)	(1.6%)
Hotel Expenses	(216)	(205)	(203)	11	5.4%	2	1.0%
Food and Beverage Expenses	(11,541)	(8,610)	(7,981)	2,931	34.0%	629	7.9%
General and Administrative Expenses	(34,240)	(22,597)	(19,217)	11,643	51.5%	3,380	17.6%
Total Operating Costs and Expenses	(64,535)	(46,728)	(43,124)	17,807	38.1%	3,604	8.4%
Earnings from Operations	16,115	14,633	14,608	1,482	10.1%	25	0.2%
Income Tax Expense	(3,278)	(2,536)	(3,008)	742	29.3%	(472)	(15.7%)
Net Earnings Attributable to Non-controlling Interests	(1,295)	(722)	(996)	573	79.4%	(274)	(27.5%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	6,669	7,715	7,681	(1,046)	(13.6%)	34	0.4%
Adjusted EBITDA	$21,212	$19,522	$18,171	$1,690	8.7%	$1,351	7.4%

(1)

See Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

In Edmonton, construction on the Century Mile project began in July 2017, and Century Mile opened on April 1, 2019.

Years ended December 31, 2019 and 2018

The following discussion highlights results for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Results in US dollars were impacted by a 2.4% exchange rate decrease in the average rate between the US dollar and Canadian dollar for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Revenue Highlights

	In CAD		In US dollars
•

In Edmonton, net operating revenue increased by CAD 25.5 million, or 64.9%, primarily due to opening CMR in April 2019. CMR contributed CAD 25.1 million of net operating revenue for the year ended December 31, 2019. Additional revenue was generated by opening off-track betting parlors at CRA and CSA in January 2019 as well as increased food and beverage sales at both locations.

		•	In Edmonton, net operating revenue increased by $18.5 million, or 61.2%.
•

In Calgary, net operating revenue increased by CAD 1.9 million, or 4.8%. The increase was primarily due to increased gaming revenue at CDR and CAL. At CDR we completed a casino expansion that added 70 slot machines to the gaming floor in November 2019.

		•	In Calgary, net operating revenue increased by $0.7 million, or 2.4%.

Operating Expense Highlights

	In CAD		In US dollars
•

In Edmonton, operating expenses increased by CAD 24.9 million, or 83.5%, primarily due to opening CMR in April 2019. Operating expenses at CMR were CAD 27.0 million for the year ended December 31, 2019, an increase of CAD 24.7 million compared to the year ended December 31, 2018. In addition to opening the casino in April 2019, CMR began operating the northern Alberta pari-mutuel off-track betting network in January 2019.

		•	In Edmonton, operating expenses increased by $18.3 million, or 79.4%.
•	In Calgary, operating expenses increased by CAD 0.1 million, or 0.4%, primarily due to increased payroll costs.	•	In Calgary, operating expenses decreased by ($0.4) million, or (1.9%).

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Poland
	For the year
	ended December 31,			2019/2018		2018/2017
Amounts in thousands	2019	2018	2017	$ Change	% Change	$ Change	% Change
Gaming	$80,829	$67,289	$60,180	$13,540	20.1%	$7,109	11.8%
Food and Beverage	912	782	714	130	16.6%	68	9.5%
Other Revenue	153	138	158	15	10.9%	(20)	(12.7%)
Gross Revenue	81,894	68,209	61,052	13,685	20.1%	7,157	11.7%
Less Promotional Allowances (1)	—	—	(1,256)	—	—	(1,256)	(100.0%)
Net Operating Revenue	81,894	68,209	59,796	13,685	20.1%	8,413	14.1%
Gaming Expenses	(53,111)	(44,632)	(38,308)	8,479	19.0%	6,324	16.5%
Food and Beverage Expenses	(2,237)	(2,714)	(2,168)	(477)	(17.6%)	546	25.2%
General and Administrative Expenses	(17,567)	(17,653)	(13,986)	(86)	(0.5%)	3,667	26.2%
Total Operating Costs and Expenses	(75,979)	(68,064)	(57,209)	7,915	11.6%	10,855	19.0%
Earnings from Operations	5,915	145	2,587	5,770	3979.3%	(2,442)	(94.4%)
Income Tax Expense	(1,617)	(595)	(1,388)	1,022	171.8%	(793)	(57.1%)
Net (Earnings) Loss Attributable to Non-controlling Interests	(1,731)	75	(636)	1,806	2408.0%	(711)	(111.8%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	3,466	(153)	1,280	3,619	2365.4%	(1,433)	(112.0%)
Adjusted EBITDA	$9,392	$4,890	$6,406	$4,502	92.1%	$(1,516)	(23.7%)

(1)

See Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires, there is a public notification of the available license and any gaming company can apply for a new license for that city. Delays by the Polish government in awarding licenses following their expiration resulted in several casinos closing throughout Poland, lost gaming tax revenue for the government and additional costs and expenses for the casino operators, including CPL. CPL’s results were significantly impacted for the year ended December 31, 2018 compared to the year ended December 31, 2017 by the additional costs and expenses associated with the closure of several of its casinos during 2018.  CPL’s 2019 results were favorably impacted compared to 2018 due to casinos operating for additional months in 2019.

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

Years ended December 31, 2019 and 2018

The following discussion highlights results for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Results in US dollars were impacted by a 6.3% exchange rate decrease in the average rate between the US dollar and Polish zloty for the year ended December 31, 2019 compared to the year ended December 31, 2018.

The following is a summary of changes in and comparability of the casinos in Poland operated by CPL for the year ended December 31, 2019 compared to the year ended December 31, 2018.

•	The casino at the Dwor Kosciuszko Hotel in Krakow operated four additional months during 2019.
•	The casino at the Manufaktura Entertainment Complex in Lodz operated six additional months during 2019.
•	The casino at the HP Park Plaza Hotel in Wroclaw operated three additional months during 2019.
•	The casino at the Park Inn by Radisson in Katowice operated four additional months during 2019.
•	The casino at the LIM Center in Warsaw reopened in August 2019. The casino did not operate in 2018.
•	The casinos at the Hotel Andersia in Poznan and the Hotel Plock in Plock were closed in April 2018 and February 2018, respectively.
•	All other casinos were operational for the full year ended December 31, 2019 and 2018.
•	We expanded the gaming floor at the Marriott Hotel and added an additional six table games in May 2019.

Revenue Highlights

	In PLN		In US dollars
•

Net operating revenue increased by PLN 67.6 million, or 27.4%, due to the additional gaming revenue from the casinos that were operational in 2019 compared to 2018, partially offset by the decrease in revenue from the closure of the Poznan and Plock casinos as described above.

		•	Net operating revenue increased by $13.7 million, or 20.1%.

Operating Expense Highlights

	In PLN		In US dollars
•

Operating expenses increased by PLN 43.1 million, or 17.5%, primarily due to increased gaming tax expense of PLN 33.4 million resulting from the increase in gaming revenue, increased general and administrative expenses and marketing costs of PLN 2.8 million from the casinos that were operational in 2019 compared to 2018 and increased payroll costs of PLN 8.5 million. CPL incurred PLN 2.4 million ($0.7 million based on the exchange rate in effect on December 31, 2018) in additional expense related to the disposal of assets at the Poznan and Plock casinos for the year ended December 31, 2018.

		•	Operating expenses increased by $7.9 million, or 11.6%.

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

The following is a summary of changes in and comparability of the casinos in Poland operated by CPL for the year ended December 31, 2018 compared to the year ended December 31, 2017.

•	The casino at the Dwor Kosciuszko Hotel in Krakow operated four additional months during 2017.
•	The casino at the Manufaktura Entertainment Complex in Lodz operated six additional months during 2017.
•	The casino at the LIM Center in Warsaw operated five additional months during 2017.
•	The casino at the Hotel Andersia in Poznan operated eight additional months during 2017.
•	The casino at the Hotel Plock in Plock operated eleven additional months during 2017.
•	The casino at the Hilton Hotel in Warsaw operated four additional months during 2018.
•	The casino at the HP Park Plaza Hotel in Wroclaw operated three additional months during 2018.
•	The casino at the Park Inn by Radisson in Katowice operated eight additional months during 2018.
•	The casino at Bielsko Biala opened in January 2018.
•	The casino at the Marriott Hotel was open the full year ended December 31, 2018 and 2017.

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
•

Net operating revenue increased by PLN 21.2 million, or 9.4%, due to additional gaming revenue from the casinos that opened in 2018 as described above, which was offset in part by reduced gaming revenue from the casinos that closed permanently in 2018. A large portion of the increase in revenue was due to the operation of the casino at the Hilton Warsaw Hotel for the full year 2018 compared to eight months of operation in 2017.

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

Corporate and Other
	For the year
	ended December 31,			2019/2018		2018/2017
Amounts in thousands	2019	2018	2017	$ Change	% Change	$ Change	% Change
Gaming	$4,302	$4,806	$3,215	$(504)	(10.5%)	$1,591	49.5%
Food and Beverage Revenue	799	501	—	298	59.5%	501	100.0%
Other Revenue	584	578	1,209	6	1.0%	(631)	(52.2%)
Gross Revenue	5,685	5,885	4,424	(200)	(3.4%)	1,461	33.0%
Less Promotional Allowances (1)	—	—	(37)	—	—	(37)	(100.0%)
Net Operating Revenue	5,685	5,885	4,387	(200)	(3.4%)	1,498	34.1%
Gaming Expenses	(4,144)	(3,694)	(2,487)	450	12.2%	1,207	48.5%
Food and Beverage Expenses	(932)	(595)	—	337	56.6%	595	100.0%
General and Administrative Expenses	(19,940)	(11,875)	(9,713)	8,065	67.9%	2,162	22.3%
Impairment - Intangible and Tangible Assets	(16,486)	—	—	16,486	100.0%	—	—
Total Operating Costs and Expenses	(42,412)	(17,109)	(12,566)	25,303	147.9%	4,543	36.2%
(Loss) Earnings from Equity Investment	(1)	23	—	(24)	(104.3%)	23	100.0%
Losses from Operations	(36,728)	(11,201)	(8,179)	(25,527)	(227.9%)	(3,022)	(36.9%)
Income Tax Benefit	2,739	2,722	1,964	17	0.6%	758	38.6%
Net Loss Attributable to Non-controlling Interests	12	35	—	(23)	(65.7%)	35	100.0%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(35,115)	(8,541)	(6,171)	(26,574)	(311.1%)	(2,370)	(38.4%)
Adjusted EBITDA	$(12,148)	$(9,096)	$(6,496)	$(3,052)	(33.6%)	$(2,600)	(40.0%)

(1)

See Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

Due to historical and forecast losses at CCB due to changes in the current regulatory environment for casinos in England requiring enhanced due diligence of customers, we determined that the long-lived assets, ROU operating lease asset and intangible asset at CCB were impaired and wrote-off $16.5 million to impairment – intangible and tangible assets in December 2019.

Years ended December 31, 2019 and 2018

We have mutually agreed with the cruise lines through which we have concession agreements not to extend certain agreements at their termination dates. The following is a summary of concession agreements that ended in 2018 and 2019. We are considering continuing to exit from operating ship-based casinos on cruise ships as the contracts expire.

Cruise Ship	Month of Contract Expiration
Mein Schiff 1	April 2018
Marella Discovery	October 2018
Wind Star	November 2018
Wind Spirit	January 2019
Star Pride	March 2019
Wind Surf	April 2019
Star Breeze	April 2019
Star Legend	May 2019

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

The casino at CCB opened in May 2018. In December 2019, due to historical and forecast losses at CCB due to changes in the current regulatory environment for casinos in England requiring enhanced due diligence of customers, we wrote down the tangible and intangible long-lived assets. This impact resulted in $16.5 million in additional general and administrative expenses for the year ended December 31, 2019.

In April 2018, CRM purchased a 51% ownership interest in GHL. GHL entered into agreements with MCL, the owner of a hotel and international entertainment and gaming club in the Cao Bang province of Vietnam, under which GHL managed MCL and owned 9.21% of its outstanding shares. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. We recognized a loss on sale of less than ($0.1) million in general and administrative expenses on our consolidated statement of (loss) earnings for the year ended December 31, 2019. We consolidated GHL as a majority-owned subsidiary for which we have a controlling financial interest and accounted for GHL’s interest in MCL as an equity investment through May 2019. The sale of our equity interest in GHL also ended our equity interest in MCL.

The following discussion highlights results for the year ended December 31, 2019 compared to the year ended December 31, 2018. Results at CCB were impacted by a 4.5% exchange rate decrease for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Revenue Highlights

Non-Corporate Reporting Units

•

Net operating revenue decreased by ($0.2) million, or (3.4%), due to decreased revenue from Cruise Ships & Other resulting from the expiration of certain of our concession agreements for the operation of ship-based casinos as detailed above. This decrease was offset by increased net operating revenue at CCB, which operated for a full year in 2019 compared to eight months in 2018.

•

Net operating revenue for CCB increased by GBP 0.5 million, or 22.5%, due to increased gaming and food and beverage revenue from operating for a full year in 2019 compared to eight months in 2018. Revenue growth was impacted by enforcement of anti-money laundering and social responsibility regulations that require us to limit customers’ play until the required information is provided by the player. In addition, we believe that concerns about Brexit have reduced discretionary consumer spending in the market. In US dollars, net operating revenue increased by $0.5 million, or 20.4%.

Operating Expense Highlights

Non-Corporate Reporting Units

•

Total operating costs and expenses increased by $17.4 million, or 214.2%. In December 2019, we impaired certain assets at CCB due to historical and forecast operating losses at this casino resulting from the factors discussed above. As a result of the impairment, we wrote down $16.5 million to impairment – intangible and tangible assets for the year ended December 31, 2019. In addition, we wrote-down $0.9 million in receivables related to the Glory Sea along with increased expense of $0.3 million related to the loss on disposal of fixed assets related to the Glory Sea and disposal of assets from storage. These increased expenses were partially offset by decreased operating expenses related to the expiration of certain of our concession agreements for the operation of ship-based casinos as detailed above.

Corporate Reporting Units

•

Our corporate reporting units include certain other corporate and management operations. Total operating costs and expenses increased by $7.9 million, or 87.9%, due to one-time costs related to the Acquisition including $5.4 million in acquisition costs and a $0.6 million in bonuses.  In addition, payroll costs and travel-related expenses increased.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2019,  2018 and 2017 was as follows:

	For the year ended December 31,			2019/2018		2018/2017
Amounts in thousands	2019	2018	2017	$ Change	% Change	$ Change	% Change
Interest Income	$21	$103	$92	$(82)	(79.6%)	$11	12.0%
Interest Expense	(8,250)	(4,217)	(3,661)	4,033	95.6%	556	15.2%
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	1,482	578	1,405	904	156.4%	(827)	(58.9%)
Non-Operating (Expense)	$(6,747)	$(3,536)	$(2,164)	$(3,211)	(90.8%)	$(1,372)	(63.4%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Macquarie Credit Agreement, the BMO Credit Agreement, the fair value adjustments for our interest rate swap agreements, our CPL and CCB borrowings, our capital lease agreements and interest expense related to CDR’s land lease.

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $0.4 million and $0.6 million was received by CDR for the years ended December 31, 2019 and 2017, respectively, related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. There was no cost recovery income received by CDR for the year ended December 31, 2018.

We adjusted the contingent liability related to the CPL taxes to remove the estimated taxes accrued for the 2014 tax year due to the expiration of the statute of limitations for this tax year. This adjustment reduced the contingent liability by PLN 2.2 million ($0.6 million) in December 2019.

Taxes

Our income tax expense by jurisdiction is summarized in the table below:

	For the year			For the year			For the year
	ended December 31, 2019			ended December 31, 2018			ended December 31, 2017
Amounts in thousands	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
United States	$(3,736)	$117	(3.1%)	$1,329	$694	52.2%	$1,059	$497	46.9%
Canada	5,774	1,793	31.1%	7,410	1,573	21.2%	8,460	2,169	25.6%
Poland	6,767	1,582	23.4%	660	606	91.8%	3,096	1,394	45.0%
United Kingdom	(19,898)	484	(2.4%)	(3,104)	(696)	22.4%	(312)	(25)	8.0%
Mauritius*	(1,357)	(15)	1.1%	(244)	23	(9.4%)	241	6	2.5%
Austria	510	213	41.8%	(60)	(283)	(471.7%)	(93)	519	(558.1%)
Hong Kong	(27)	—	—	(68)	—	—	—	—	—
Total	$(11,967)	$4,174	34.9%	$5,923	$1,917	32.4%	$12,451	$4,560	36.6%

*Ship-based casinos

Our worldwide effective income tax rate for 2019 was 34.9%. Our effective income tax rate for 2019 was impacted by statutory to US GAAP adjustments, including foreign currency adjustments for foreign subsidiaries as well as the decrease of pre-tax income in the United States, Canada, Mauritius, and the United Kingdom. The comparison of pre-tax loss of ($12.0) million for the year ended December 31, 2019, compared to pre-tax income of $5.9 million for the year ended December 31, 2018 should be considered when comparing tax rates year-over-year. The federal corporate income tax rate in the United States for 2019 was 21%; additionally, we are subject to Colorado, Missouri and West Virginia state jurisdictions, which had corporate tax rates ranging from 4.5% to 6.5% in 2019. The effective tax rate in the United States for 2019 was (3.1%) due to permanent addbacks including the current tax on global intangible low-taxed income (“GILTI”) and nondeductible stock option expense. A majority of our earnings during the year ended December 31, 2019 were from our properties in Canada and Poland, which accounted for 80.9% of the total tax expense recorded. The effective tax rate of 31.1% related to 2019 earnings in Canada, which has a 26.5% income tax rate, was primarily due to the impact of foreign currency exchange rates. The effective tax rate of 23.4% related to 2019 earnings in Poland, which has a 19% income tax rate,  was primarily due to nondeductible payments to certain governing authorities as well as nondeductible meals, entertainment, gifts and giveaways.  The effective tax rate of (2.4%) related to 2019 earnings in the UK, which has a 19% income tax rate, was primarily due to a valuation allowance of deferred tax assets. The effective tax rate of 1.1% related to 2019 earnings in Mauritius, which has a 3% income tax rate, was due to various permanent addbacks.  The effective tax rate of 41.8% related to 2019 earnings in Austria, which has a 25% income tax rate, was due to various permanent addbacks.  The effective tax rate of 0.0% related to 2019 earnings in Hong Kong, which has a 16.5% income tax rate, was due to earnings derived from outside sources that were not subject to the jurisdiction’s tax. The movement of exchange rates for intercompany loans denominated in US dollars further impacts the effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the overall effective income tax rate was significantly impacted in 2019 and can be significantly impacted by foreign currency gains or losses in the future.

The Tax Act, which was enacted on December 22, 2017, included significant changes to the Internal Revenue Code including, among other items, a reduction of the federal corporate tax rate from 35% to 21%, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and the creation of new taxes on certain foreign earnings. The Tax Act subjects a US stockholder to current tax on GILTI earned by certain foreign subsidiaries. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to recognize the current tax on GILTI as an expense in the period the tax is incurred. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for more discussion of provisional amounts related to the Tax Act.

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

As of December 31, 2019, our total debt under bank borrowings and other agreements net of $10.0 million related to deferred financing costs was $179.0 million, of which $175.8 million was long-term debt and $3.2 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, the CPL credit agreements and the CCB loan agreement. On December 6, 2019, we drew $170.0 million under the term loan portion of the Macquarie Credit Agreement and used the proceeds to fund the Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 7 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Net Debt was $134.2 million as of December 31, 2019 compared to $14.4 million as of December 31, 2018, due to the increase in debt related to the Acquisition. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” in Item 6, “Selected Financial Data” of this report.

The following table lists the 2020 maturities of our debt:

Amounts in thousands
Macquarie Credit Agreement	Casinos Poland Credit Agreements	Century Casino Bath Credit Agreement	Century Downs Land Lease	Total
$1,700	$928	$529	$—	$3,157

A loan agreement with UniCredit Bank Austria AG for a revolving line of credit and the CPL credit facilities are not included in the table above because no amounts were borrowed as of December 31, 2019.

Cash Flows

Cash, cash equivalents and restricted cash totaled $55.6 million and working capital (current assets minus current liabilities) was $22.8 million at December 31, 2019 compared to cash, cash equivalents and restricted cash of $46.3 million and working capital of $5.0 million at December 31, 2018, and cash, cash equivalents and restricted cash of $76.4 million and working capital of $49.9 million at December 31, 2017. The increase in cash, cash equivalents and restricted cash from December 31, 2018 to December 31, 2019 is due to  $18.8 million of cash provided by operating activities; $124.7 million in proceeds from borrowings net of repayments and $0.3 million in proceeds from the exercise of stock options; offset by $96.6 million of cash used for the Acquisition, net of cash acquired; $24.0 million of cash used to purchase property and equipment; $10.1 million in deferred financing costs; $1.0 million of distributions to non-controlling interests; and $2.6 million in exchange rate changes.

Net cash provided by operating activities was $18.8 million, $22.3 million and $19.4 million in 2019,  2018 and 2017, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings from operations.

Net cash used in investing activities of $120.7 million for the year ended December 31, 2019 consisted of $96.6 million related to the Acquisition, net of cash acquired; $15.0 million for construction costs related to the Century Mile project; $4.3 million related to leasehold improvements at the Marriott Hotel in Warsaw, Poland and additional assets for the casinos in Poland; $0.8 million in Colorado for slot machines, chairs and security upgrades; $1.2 million in Calgary for the building expansion at CDR and a bar at CAL; $0.3 million in Edmonton for new carpet and surveillance equipment at CRA; $2.3 million in other fixed asset additions at our properties; and $0.2 million used to acquire the non-controlling interest in CBS.

Net cash used in investing activities of $57.7 million for the year ended December 31, 2018 consisted of $40.0 million for construction costs related to the Century Mile project; $7.8 million for the Century Casino Bath project; $5.1 million in leasehold improvements at the new casinos in Poland and additional assets for the casinos in Poland; $0.9 million in Calgary for racetrack improvements and a barn at CDR and surveillance upgrades at CAL; $0.8 million in Colorado for slot machines and carpet replacement; $2.4 million in other fixed asset additions at our properties; $0.3 million for CRM’s purchase of its ownership interest in GHL, net of cash acquired; and $0.6 million for GHL’s purchase of its ownership interest in MCL, offset by less than $0.1 million in proceeds from the disposition of assets.

Net cash provided by financing activities of $113.9 million for the year ended December 31, 2019 consisted of $124.7 million received from borrowings net of principal repayments and $0.3 million from the exercise of stock options, offset by $10.1 million of deferred financing costs paid and $1.0 million in distributions to non-controlling interests in CBS and CPL.

Net cash provided by financing activities of $7.2 million for the year ended December 31, 2018 consisted of $8.2 million received from borrowings net of principal repayments and $0.3 million from the exercise of stock options, offset by $0.3 million of principal repayments for capital leases, $0.4 million of deferred financing costs paid and $0.6 million in distributions to non-controlling interests in CBS and CPL.

Tax Act

The Tax Act, which was enacted on December 22, 2017, made significant changes to the Internal Revenue Code effective for 2018, although certain provisions affected our 2017 financial results. The changes impacting our 2018 and 2019 results include, but are not limited to, the reduction in the US federal corporate income tax rate from 35% to 21% and the tax on GILTI.

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

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock in 2019,  2018 or 2017. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2019. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options. In November 2017, we closed a public offering of 4,887,500 shares of our common stock. The net proceeds from the offering were approximately $34.4 million. As discussed below, we used $24.2 million of the net proceeds for construction of the Century Mile project. We used the remaining net proceeds to invest in additional gaming projects and for working capital and other general corporate purposes.

We believe that our cash at December 31, 2019, as supplemented by cash flows from operations and, as necessary, borrowings under the $10.0 million revolving credit facility of the Macquarie Credit Agreement, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties, Master Lease payments and current debt repayment obligations for at least the next 12 months. We expect that the primary sources of cash will be from our gaming operations and additional borrowings under the Macquarie Credit Agreement and other credit arrangements. See Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information regarding our credit arrangements and the amounts available under those arrangements.  In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, payments on the Master Lease, and other potential new projects, including acquisitions. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

The Century Mile project cost approximately CAD 61.5 million ($47.4 million based on the exchange rate in effect on December 31, 2019). We used $24.2 million of the net proceeds from the common stock offering, $23.3 million from the BMO Credit Agreement and available cash for construction of the Century Mile project.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations either for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the US through debt or equity issuances. Under the Tax Act, a cash dividend from a foreign subsidiary to its US parent would generally be exempt from US income taxation. We estimate that approximately $24.6 million of our total $54.8 million in cash and cash equivalents at December 31, 2019 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Contractual Obligations and Contingencies

The following table summarizes our future commitments and contingency payments as of December 31, 2019.

		Payments due by Period
Amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Recorded contractual obligations and contingencies:
Long-term debt (1)	$188,961	$3,157	$5,496	$3,797	$176,511
Finance obligations - VICI Properties, Inc. subsidiaries (2)	1,186,695	22,917	50,752	51,965	1,061,061
Finance lease obligations	401	174	181	46	—
Operating lease obligations	68,953	6,129	11,932	9,231	41,661
Other contingencies (3)	334	—	—	—	—
Unrecorded contractual obligations and contingencies:
Estimated interest payments - long-term debt (4)	107,749	14,108	27,752	27,354	38,534
US Tax Act obligations (5)	948	—	—	551	397
Contractual obligations	$1,554,041	$46,485	$96,113	$92,944	$1,318,164

(1)

Represents principal payments only. These amounts do not reflect the impact of future foreign exchange rate changes. The CDR land lease is excluded from long-term debt because we are not obligated to purchase the land. The CDR land lease is accounted for using the financing method, and no principal payments will be made unless the land is purchased. The first option to purchase the land at fair market value is July 1, 2023. See Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(2)

Represents minimum payments and estimates based on contingent rental payments due under the Master Lease. Variable payments and index rate adjustments over the minimum amount stated in the Master Lease are not included. See Note 8 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(3)

Estimated contingencies related to the CPL contingent liability are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 17 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(4)

Estimated interest payments are based on principal amounts and expected maturities of long-term debt outstanding as of December 31, 2019 and management’s forecasted rates for our Macquarie Credit Agreement, CDR land lease, CPL credit agreements and CCB credit agreement. Estimated interest payments do not reflect the impact of future foreign exchange rate changes. Fixed payments related to the CDR land lease are presented as if we do not elect the purchase options. The table above excludes the variable payments related to the CDR land lease.

(5)

Amounts reflect remaining cash payments due for the transition tax. The next payment is due April 15, 2023. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional discussion of the effects of the Tax Act.

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

Property and Equipment – We have significant capital invested in our property and equipment, which represented approximately 74% of our total assets as of December 31, 2019. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2019,  we believe that our investments in property and equipment, excluding CCB, are recoverable. For the year ended December 31, 2019, we wrote down the long-lived assets at CCB due to historical and forecast losses at the casino and charged $8.0 million to impairment – intangible and tangible assets on our consolidated statement of (loss) earnings.  For the year ended December 31, 2017, we wrote down the leasehold improvements at Casinos Poland’s LIM Center casino due to the transfer of the license to the Hilton Warsaw casino and charged $0.1 million to operating costs and expenses.

Goodwill – We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. Our reporting units with goodwill balances as of December 31, 2019 are included within the United States, Canada and Poland reporting segments. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values.  If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill were recorded for the years ended December 31, 2019,  2018 and 2017. As of December 31, 2019, the fair value of our goodwill at our CSA reporting unit was 27% in excess of its related carrying value. Goodwill related to our CSA reporting unit was $3.6 million as of December 31, 2019. Key assumptions in the valuation of goodwill at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

Intangible Assets – Identifiable intangible assets include trademarks, player’s club lists and casino licenses. Our Century Casinos and Casinos Poland trademarks and our casino licenses, with the exception of Poland, are indefinite-lived intangible assets and therefore are not amortized. We test our trademarks and indefinite-lived casino licenses for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. We test for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, we would recognize an impairment charge equal to the difference. For the year ended December 31, 2019, we wrote down the CCB casino license due to historical and forecasted losses at the casino and charged $1.2 million to impairment – intangible and tangible assets on our consolidated statement of (loss) earnings. No impairment charges related to our trademarks or indefinite-lived licenses were recorded for the years ended December 31, 2019, 2018 and 2017.  As of December 31, 2019, the fair value of our indefinite-lived intangible assets at our CSA reporting unit was 28% in excess of its related carrying value. Intangible assets related to our CSA reporting unit were $9.4 million as of December 31, 2019. Key assumptions in the valuation of intangible assets at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

Our casino licenses related to CPL, our Mountaineer trademark and our player’s club lists are finite-lived intangible assets and are amortized over their respective useful lives. Finite-lived intangibles are evaluated for impairment annually or more frequently if necessary. There were no impairment charges recorded for the finite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017.

Income Taxes – The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved or clarified. While we believe that our reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different from the related reserve. Such differences could materially increase or decrease our income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. To the extent we determine that we will not realize the benefit of some or all of the deferred tax assets, then these assets will be adjusted through our provision for income taxes in the period in which this determination is made.  The Tax Act created a new requirement that certain income, such as GILTI, earned by a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s US shareholder, effective in 2018. Under US GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of our deferred taxes (the “deferred method”). We have elected to account for GILTI in the year the tax is incurred as a period expense and recorded net tax expense of $0.5 million and less than $0.1 million for the years ended December 31, 2019 and 2018, respectively.

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

See Note 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional discussion of the Tax Act.

Business Combinations – In accordance with ASC 805, “Business Combinations” (“ASC 805”), the Acquisition was recorded using the acquisition method of accounting. We include the operating results of the Acquired Casinos from the date of acquisition. We recognize and measure the identifiable assets acquired, liabilities assumed and any non-controlling interest acquired at fair value at the acquisition date. The valuation of intangible assets requires management judgement, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other things. If the subsequent projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. The valuation of intangible assets was determined using an income approach methodology. Our key assumptions used in valuing the intangible assets included projected future revenues, customer attrition rates and market recognition. The excess of total consideration transferred over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. Costs incurred as the result of the Acquisition other than costs related to the issuance of debt were recorded in the period the costs were incurred.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2019.  All of our $189.0 million face value of debt outstanding as of December 31, 2019 is variable-rate debt. Each one percentage point change associated with the variable rate debt would result in a $1.5 million change to our annual cash interest expenses.

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

The majority of our foreign currency exposure is related to the US dollar versus the Canadian dollar and the Polish zloty. The assets and liabilities of our foreign subsidiaries that are measured in foreign currencies are translated at the applicable period-end exchange rate on our consolidated balance sheets. The resulting translation adjustment is included in accumulated other comprehensive loss as a component of shareholders’ equity. During the years ended December 31, 2019 and 2018, the change in the relative value of the US dollar against all foreign currencies in which our foreign subsidiaries operate resulted in a $5.0 million decrease and  $9.0 million increase in accumulated other comprehensive loss within shareholder’s equity, respectively.

We translate revenue and expenses at each period’s average exchange rate on our consolidated statement of (loss) earnings and the gains and losses from translation are included in the results of operations as incurred.  A depreciation in the value of the US dollar in relation to all foreign currencies in which our foreign subsidiaries operate would increase the earnings from our foreign operations when translated into US dollars. The timing of the changes in the relative value of the US dollar combined with the operations that are impacted by that change can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our earnings from operations. In 2019,  losses from operations were ($5.2) million. As of December 31, 2019, a 10% depreciation in the value of the US dollar relative to the Canadian dollar and the Polish zloty would have resulted in an increase in earnings from operations of $2.4 million.

As of December 31, 2019, our debt is primarily held in US dollars.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include internal controls of the Acquired Casinos, which were acquired on December 6, 2019. The Acquired Casinos’ represent approximately 56% of our consolidated total assets as of December 31, 2019, 8% of our net operating revenue and 6% of our net (loss) earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019. We are in the process of integrating the Acquired Casinos and our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient internal control over financial reporting throughout this integration process.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Century Casinos, Inc.
Colorado Springs, Colorado

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Century Casinos, Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 12, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting principle.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Acquired Casinos which were acquired on December 6, 2019. The Acquired Casinos constitute 56% of total assets, 8% of net operating revenue, and 6% of net (loss) income attributable to Century Casinos, Inc. shareholders, of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Casinos.

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
March 12, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our Co-Chief Executive Officers, our Principal Financial Officer and our Principal Accounting Officer. A complete text of this Code of Business Conduct and Ethics is available on our web site (www.cnty.com/investor/governance/facts-overview/). Any future amendments to or waivers of the Code of Business Conduct and Ethics will be posted to the Corporate Governance section of our web site.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2019 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,721,775 (2)	5.21 (3)	2,983,777
Equity compensation plans not approved by security holders	—	—	—
Total	1,721,775	$5.21	2,983,777

(1)

These plans consist of the 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which expired in June 2015, and the 2016 Equity Incentive Plan (the “2016 Plan”), which was approved by our stockholders in June 2016.

(2)

As of December 31, 2019, there were (i) 1,205,552 shares of our common stock issuable upon exercise of outstanding options issued under the 2005 Plan, (ii) 75,000 shares of our common stock issuable upon exercise of outstanding options issued under the 2016 Plan, and (iii) 441,223 performance stock units (the “PSUs”) issued under the 2016 Plan that, if and when vested, will be settled in shares of our common stock. The amount reported in the table assumes target level performance for the PSUs. Assuming maximum level performance for the PSUs, the number of shares of common stock would increase by 441,223.

(3)	The weighted-average exercise price relates only to outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

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
(b)	Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Equity Purchase Agreement, dated as of June 17, 2019, by and among Century Casinos, Inc., MTR Gaming Group, Inc., Isle of Capri Casinos LLC, VICI Properties L.P. and Eldorado Resorts, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 17, 2019.

(3) Articles of Incorporation and Bylaws
3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4) Instruments defining the rights of security holders, including indentures
4.1†	Description of Securities.
4.2

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

10.3

Credit Agreement dated as of November 29, 2013 by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., is hereby incorporated by reference to Exhibit 10.2B to the Company’s Current Report on Form 8-K filed on December 3, 2013.

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

10.8F

First Amending Agreement, dated August 1, 2019, by and among Century Resorts Alberta Inc., Century Casino St. Albert Inc., Century Mile Inc. and Bank of Montreal, is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2019.

10.8G

Second Amending Agreement, dated October 31, 2019, by and among Century Resorts Alberta Inc., Century Casino St. Albert Inc., Century Mile Inc. and Bank of Montreal, is hereby incorporated by reference to the Company’s Quarterly Filing on Form 10-Q filed on November 4, 2019.

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

10.16

Loan Agreement dated August 13, 2018, by and among Century Resorts Management GmbH, Century Casinos, Inc. and UniCredit Bank Austria AG is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018.

10.17*

Employment Agreement by and between Century Casinos, Inc. and Margaret Stapleton, effective November 18, 2019 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.

10.18

Credit Agreement, dated as of December 6, 2019, among the Company, as borrower, the Company’s subsidiaries party thereto, Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2019.

10.19

Lease, dated as of December 6, 2019, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019.

10.20†	Form of Century Casinos, Inc. Option Agreement.

(21) Subsidiaries of the Registrant
21†	Subsidiaries of the Registrant
(23) Consents of Experts and Counsel
23†	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1†	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3†	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(32) Section 1350 Certifications
32.1††	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2††	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3††	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2020.

Signature	Title	Signature	Title

/s/ Erwin Haitzmann Erwin Haitzmann	Chairman of the Board and Co-Chief Executive Officer	/s/ Gottfried Schellmann Gottfried Schellmann	Director
/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co-Chief Executive Officer and President	/s/ Dinah Corbaci Dinah Corbaci	Director
/s/ Margaret Stapleton Margaret Stapleton	Chief Financial Officer	/s/ Eduard Berger Eduard Berger	Director
/s/ Timothy Wright Timothy Wright	Chief Accounting Officer

 Item 8. Financial Statements and Supplementary Data.

Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Century Casinos, Inc.
Colorado Springs, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of (loss) earnings, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases. The Company used the modified retrospective transition method upon adoption, which had a material impact on the financial statements.

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
March 12, 2020

We have served as the Company's auditor since 2013.

-F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$54,754	$45,575
Receivables, net	11,371	6,035
Prepaid expenses	10,379	1,650
Inventories	2,046	898
Other current assets	816	816
Total Current Assets	79,366	54,974

Property and equipment, net	503,933	187,017
Leased right-of-use assets, net	37,040	—
Goodwill	32,936	13,993
Deferred income taxes	2,447	1,545
Casino licenses	42,860	14,628
Players club lists	20,133	—
Trademarks	4,068	1,730
Cost investment	1,000	1,000
Equity investment	—	659
Note receivable, net of current portion and unamortized discount	423	—
Deposits and other	2,694	3,279
Total Assets	$726,900	$278,825

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,157	$17,482
Current portion of operating lease liabilities	4,235	—
Current portion of finance lease liabilities	161	—
Accounts payable	5,200	3,304
Accrued liabilities	21,707	15,664
Accrued payroll	13,201	7,171
Taxes payable	8,575	5,570
Contingent liability (Note 17)	334	829
Total Current Liabilities	56,570	50,020

Long-term debt, net of current portion and deferred financing costs (Note 7)	175,806	42,041
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 8)	275,605	—
Operating lease liabilities, net of current portion	42,942	—
Finance lease liabilities, net of current portion	217	—
Taxes payable and other	2,672	3,381
Deferred income taxes	1,013	—
Total Liabilities	554,825	95,442
Commitments and Contingencies (Note 17)

See notes to consolidated financial statements.

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2019	2018
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,500,327 and 29,439,179 shares issued and outstanding	295	294
Additional paid-in capital	115,784	114,214
Retained earnings	56,669	76,056
Accumulated other comprehensive loss	(9,442)	(14,243)
Total Century Casinos, Inc. Shareholders' Equity	163,306	176,321
Non-controlling interests	8,769	7,062
Total Equity	172,075	183,383
Total Liabilities and Equity	$726,900	$278,825

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2019	2018	2017
Operating revenue:
Gaming	$176,866	$140,301	$137,871
Hotel	2,521	1,986	1,943
Food and beverage	20,022	15,742	14,513
Other	18,818	10,909	10,128
Operating revenue	218,227	168,938	164,455
Less: Promotional allowances (1)	—	—	(10,386)
Net operating revenue	218,227	168,938	154,069
Operating costs and expenses:
Gaming	92,749	73,328	66,364
Hotel	906	727	660
Food and beverage	19,482	15,854	12,959
General and administrative	82,980	60,194	50,526
Depreciation and amortization	10,843	9,399	8,945
Impairment - intangible and tangible assets	16,486	—	—
Total operating costs and expenses	223,446	159,502	139,454
(Loss) earnings from equity investment	(1)	23	—
(Loss) earnings from operations	(5,220)	9,459	14,615
Non-operating income (expense):
Interest income	21	103	92
Interest expense	(8,250)	(4,217)	(3,661)
Gain on foreign currency transactions, cost recovery income and other	1,482	578	1,405
Non-operating (expense) income, net	(6,747)	(3,536)	(2,164)
(Loss) earnings before income taxes	(11,967)	5,923	12,451
Income tax expense	(4,174)	(1,917)	(4,560)
Net (loss) earnings	(16,141)	4,006	7,891
Net earnings attributable to non-controlling interests	(3,014)	(612)	(1,632)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(19,155)	$3,394	$6,259

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.65)	$0.12	$0.25
Diluted	$(0.65)	$0.11	$0.24
Weighted average shares outstanding - basic	29,452	29,401	25,068
Weighted average shares outstanding - diluted	29,452	29,962	25,559

(1)	See Note 9 of the consolidated financial statements for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the year
	ended December 31,
Amounts in thousands	2019	2018	2017

Net (loss) earnings	$(16,141)	$4,006	$7,891

Other comprehensive (loss) income
Foreign currency translation adjustments	4,975	(8,960)	7,944
Other comprehensive income (loss)	4,975	(8,960)	7,944
Comprehensive (loss) income	$(11,166)	$(4,954)	$15,835

Comprehensive (loss) income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(3,014)	(612)	(1,632)
Foreign currency translation adjustments	(174)	844	(1,462)
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(14,354)	$(4,722)	$12,741

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	For the year
	ended December 31,
Amounts in thousands, except for share information	2019	2018	2017
Common Stock
Balance, beginning of period	$294	$294	$245
Exercise of options	1	—	49
Balance, end of period	295	294	294

Additional Paid-in Capital
Balance, beginning of period	$114,214	$113,068	$78,174
Amortization of stock-based compensation	1,303	868	669
Incremental costs of common stock issuance	—	(59)	34,210
Exercise of options	267	337	32
Cumulative effect of accounting change	—	—	(17)
Balance, end of period	115,784	114,214	113,068

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(14,243)	$(6,127)	$(12,609)
Foreign currency translation adjustment	4,801	(8,116)	6,482
Balance, end of period	(9,442)	(14,243)	(6,127)

Retained Earnings
Balance, beginning of period	$76,056	$72,662	$66,386
Net (loss) earnings	(19,155)	3,394	6,259
Cumulative effect of accounting change (1)	(232)	—	17
Balance, end of period	56,669	76,056	72,662

Total Century Casinos, Inc. Shareholders Equity	$163,306	$176,321	$179,897

Noncontrolling Interests
Balance, beginning of period	$7,062	$7,421	$6,388
Net earnings	3,014	612	1,632
Foreign currency translation adjustment	174	(844)	1,462
Distribution to non-controlling interest	(989)	(572)	(2,061)
Cumulative effect of accounting change (1)	(49)	—	—
Changes in non-controlling interest (2)	(443)	445	—
Balance, end of period	8,769	7,062	7,421

Total Equity	$172,075	$183,383	$187,318

Common shares issued	61,148	79,359	4,908,238

(1)

In January 2019, the Company recognized the cumulative effect of the accounting change related to the adoption of Accounting Standards Update 2016-09. See Note 2 of the consolidated financial statements for further details on the adoption of this accounting standard.

(2)

In May 2019, the Company sold its interest in Golden Hospitality Limited (“GHL”) to the unaffiliated shareholders of GHL resulting in a $0.4 million decrease to non-controlling interests on the Company’s consolidated balance sheet as of December 31, 2019. In July 2019, the Company purchased the remaining 25% non-controlling interest in Century Bets!, Inc. resulting in a less than $0.1 million decrease to non-controlling interest on the Company’s consolidated balance sheet as of December 31, 2019. In April 2018, non-controlling shareholders purchased a 49% interest in GHL resulting in a $0.4 million increase to non-controlling interest on the Company’s consolidated balance sheet as of December 31, 2018.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2019	2018	2017

Cash Flows provided by Operating Activities:
Net (loss) earnings	$(16,141)	$4,006	$7,891
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,843	9,399	8,945
Lease amortization	5,904	—	—
Loss on disposition of fixed assets	902	1,299	767
Adjustment of contingent liability (Note 17)	(484)	125	150
Unrealized loss (gain) on interest rate swaps	169	87	(413)
Amortization of stock-based compensation expense	1,303	868	669
Amortization of deferred financing costs and discount on note receivable	551	122	149
Impairment - Century Casino Bath (Note 5, Note 6 and Note 10)	16,486	—	—
Deferred taxes	110	(22)	183
Loss (income) from unconsolidated subsidiary	1	(23)	—
Loss on sale of Golden Hospitality Ltd. (Note 1 and Note 4)	16	—	—
Changes in Operating Assets and Liabilities:
Receivables, net	(1,462)	836	(1,449)
Prepaid expenses and other assets	(4,492)	(1,674)	(1,734)
Accounts payable	(4,319)	1,533	(531)
Accrued liabilities	5,417	4,189	2,896
Inventories	(80)	(202)	(127)
Other operating liabilities	(1,282)	1,636	173
Accrued payroll	2,819	703	1,307
Taxes payable	2,519	446	1,410
Contingent liability payment	—	(999)	(840)
Net cash provided by operating activities	18,780	22,329	19,446

Cash Flows used in Investing Activities:
Purchases of property and equipment	(24,038)	(56,774)	(11,127)
Acquisition of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville (net of cash acquired) (Note 3)	(96,629)	—	—
Acquisition of non-controlling interest of Century Bets!, Inc. (Note 1)	(44)	—	—
Acquisition of Century Casino St. Albert (net of cash acquired)	—	—	(1,494)
Acquisition of Century Casino Bath licenses	—	—	(398)
Acquisition of Golden Hospitality Ltd., net of $0.2 million cash acquired (Note 1 and Note 4)	—	(337)	—
Investment in Minh Chau Ltd. (Note 1 and Note 4)	—	(640)	—
Proceeds from disposition of assets	—	19	23
Note receivable proceeds	25	—	—
Net cash used in investing activities	(120,686)	(57,732)	(12,996)

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
Amounts in thousands	2019	2018	2017

Cash Flows provided by Financing Activities:
Proceeds from borrowings	186,217	16,192	2,680
Principal payments	(61,546)	(8,339)	(5,686)
Payment of deferred financing costs	(10,080)	(395)	—
Distribution to non-controlling interest	(989)	(642)	(2,043)
Common stock issuance	—	—	34,259
Proceeds from exercise of stock options	267	337	32
Net cash provided by financing activities	113,869	7,153	29,242

Effect of Exchange Rate Changes on Cash	$(2,607)	$(1,910)	$1,732

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$9,356	$(30,160)	$37,424

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$46,284	$76,444	$39,020
Cash, Cash Equivalents and Restricted Cash at End of Period	$55,640	$46,284	$76,444

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,500	$4,361	$5,187
Income taxes paid	$3,019	$2,794	$2,893

Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,140	$2,563	$3,676

Non-Cash Financing Activities:
Distributions payable to non-controlling shareholders	$—	$—	$604

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company. The Company’s operations as of December 31, 2019 are detailed below.

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America and England:

•	The Century Casino & Hotel in Central City, Colorado (“CTL”)
•	The Century Casino & Hotel in Cripple Creek, Colorado (“CRC”)
•	Mountaineer Casino, Racetrack & Resort in New Cumberland, West Virginia (“Mountaineer” or “MTR”)
•	The Century Casino Cape Girardeau, Missouri (“Cape Girardeau” or “CCG”)
•	The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”)
•	The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)
•	The Century Casino St. Albert in St. Albert, Alberta, Canada (“CSA”)
•	Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”)
•	The Century Casino Calgary, Alberta, Canada (“CAL”); and
•	The Century Casino Bath, England (“CCB”)

Mountaineer, Cape Girardeau and Caruthersville (the “Acquired Casinos”) were acquired on December 6, 2019 from Eldorado Resorts, Inc. (“Eldorado Resorts”) (the “Acquisition”). See Note 3 for additional information about the Acquired Casinos and the Acquisition.

Century Mile is a multi-level racing and entertainment center (“REC”) in the Edmonton market area that the Company opened on April 1, 2019. Century Mile includes a one-mile horse racetrack. Century Mile held its first horse race on April 28, 2019. In addition, Century Mile operates the pari-mutuel off-track betting network in northern Alberta, Canada. The project cost CAD 61.5 million ($47.4 million based on the exchange rate in effect on December 31, 2019) and was financed with cash from the Company’s equity offering in November 2017 and additional financing from the Company’s credit agreement with the Bank of Montreal (“BMO”). See Note 7 for additional information on the Company’s credit agreement with BMO.

In December 2019, the Company determined that the long-lived assets, right-of-use operating lease asset and intangible asset at CCB were impaired due to historical and forecast operating losses from changes in the regulatory environment requiring enhanced due diligence of customers. See Notes 5, 6, and 10 for additional information on the impairments at CCB.

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

The Company currently has a controlling financial interest through its subsidiary CRM in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). As of December 31, 2019, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

-F10-

The Company has the following concession, management and consulting service agreements:

•

As of December 31, 2019, the Company operated five ship-based casinos through concession agreements with TUI Cruises. The Company’s concession agreements to operate the ship-based casinos onboard the Wind Spirit and Star Pride ended in January 2019 and March 2019, respectively. The concession agreements to operate the ship-based casinos onboard the Wind Surf and Star Breeze ended in April 2019, and the concession agreement to operate the ship-based casino onboard the Star Legend ended in May 2019.

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

•

The Company, through its subsidiary CRM, had a 51% ownership interest in Golden Hospitality Ltd. (“GHL”). The Company sold its interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. The Company recognized a loss on the sale of its investment of less than $0.1 million in general and administrative expenses on its consolidated statement of (loss) earnings for the year ended December 31, 2019. The sale of the Company’s equity interest in GHL also ended its equity interest in Minh Chau Ltd. (“MCL”). See Note 4 for additional information regarding GHL and MCL.

Additional Projects and Other Developments

In August 2017, the Company announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, it had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé. In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. The Parliament of Bermuda has not yet adopted these rules and regulations. CRM entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if the license is awarded. CRM will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company also consolidates CPL and CDR as majority owned subsidiaries for which the Company has a controlling interest. The portion of CPL and CDR that are not wholly-owned are reflected as non-controlling interests in the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated.

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

-F11-

Recently Adopted Accounting Pronouncements – The Company has recently adopted the following accounting pronouncement:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company adopted ASU 2016-02 with a date of initial application of January 1, 2019. The Company applied ASU 2016-02 by recognizing (i) a $38.3 million right-of-use (“ROU”) asset which represents the right to use, or control the use of, specified assets for a lease term; and (ii) a $40.4 million lease liability for the obligation to make lease payments arising from the leases. The ROU asset is included in leased right-of-use assets, net, and the lease liability is included in current portion of operating lease liability and operating lease liability, net of current portion, on the Company’s consolidated balance sheets. The comparative information has not been adjusted and is reported under the accounting standards in effect for those periods. The Company used the alternative modified retrospective method, also known as the transition relief method, which did not require the restatement of prior periods and instead recognized a $0.3 million cumulative-effect adjustment to retained earnings upon transition. See Note 10 for additional information.

When adopting the leasing standard, the Company made the following policy elections:

•	The Company elected the practical expedient to account for the lease and non-lease components as a single lease component for all asset classes;
•	The Company elected the short-term lease measurement and recognition exemption and did not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less;
•	The Company used its original assumptions for operating leases entered into prior to adoption, electing not to use the hindsight practical expedient;
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

Accounting Pronouncements Pending Adoption – The Company has not yet adopted the following accounting pronouncements as of December 31, 2019:

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2017-04 should be applied on a prospective basis. The Company adopted ASU 2017-04 on January 1, 2020.  The adoption of the standard is not expected to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The objective of ASU 2018-13 is to modify disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be adopted using the prospective method for certain disclosures within the guidance and retrospectively upon the effective date. The Company adopted ASU 2018-13 on January 1, 2020.  The adoption of the standard is not expected to have a material impact on the Company’s financial statements or its disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied either retrospectively or prospectively. The Company adopted ASU 2018-15 on January 1, 2020 using the prospective method and accounts for new contracts that are service arrangements using this guidance. The adoption of the standard is not expected to have a material impact on the Company’s financial statements.

-F12-

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The objective of ASU 2018-17 is to improve (i) the application of variable interest entity guidance to private companies under common control and (ii) consideration of indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-17 on January 1, 2020.  The adoption of the standard is not expected to have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is (i) simplify the accounting for income taxes by removing certain exceptions, (ii) to update certain requirements to simplify the accounting for income taxes, and (iii) to make minor codification improvements for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited consolidated financial statements or notes thereto.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	December 31,	December 31,
Amounts in thousands	2019	2018
Cash and cash equivalents	$54,754	$45,575
Restricted cash included in deposits and other	886	709
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$55,640	$46,284

For the year ended December 31, 2019, restricted cash included $0.6 million in deposits and other related to a cash guarantee for the Company’s CCB credit agreement, $0.3 million in deposits related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits related to an insurance policy.

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. During the year ended December 31, 2019, the Company wrote down the leasehold improvements and other assets at CCB based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England. The Company charged $8.0 million related to the impairment of CCB’s leasehold improvements and other assets to impairment – intangible and tangible assets on its consolidated statement of (loss) earnings for the year ended December 31, 2019. During the year ended December 31, 2017, the Company wrote down the leasehold improvements at Casinos Poland’s LIM Center casino in Warsaw based on the transfer of the casino license to the Hilton Warsaw casino and charged $0.1 million to operating costs and expenses. No long-lived asset impairment charges were recorded for the year ended December 31, 2018.

-F13-

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Note 6.

Intangible Assets—Identifiable intangible assets include trademarks, player’s club lists and casino licenses. The Company has determined that the trademarks and casino licenses, with the exception of the trademark related to MTR and the casino licenses related to CPL, are indefinite-lived intangible assets and are therefore not amortized. The Company’s casino licenses related to CPL, the trademark related to MTR and the player’s club lists are finite-lived intangible assets and are amortized over their respective useful lives. See Note 6. During the year ended December 31, 2019, the Company wrote down the casino license at CCB based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England. The Company charged $1.2 million to impairment – intangible and tangible assets on its consolidated statement of (loss) earnings for the year ended December 31, 2019.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	December 31,	December 31,
Ending Rates	2019	2018
Canadian dollar (CAD)	1.2988	1.3642
Euros (EUR)	0.8906	0.8738
Polish zloty (PLN)	3.7873	3.7606
British pound (GBP)	0.7563	0.7823

	For the year
	ended December 31,			% Change
Average Rates	2019	2018	2017	2019/2018	2018/2017
Canadian dollar (CAD)	1.3268	1.2960	1.2981	(2.4%)	0.2%
Euros (EUR)	0.8934	0.8473	0.8871	(5.4%)	4.5%
Polish zloty (PLN)	3.8378	3.6103	3.7764	(6.3%)	4.4%
British pound (GBP)	0.7836	0.7497	0.7767	(4.5%)	3.5%
Source: Pacific Exchange Rate Service

Comprehensive Income – Comprehensive income includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Revenue Recognition – The Company’s performance obligations related to contracts with customers consist of the following:

Gaming

The majority of the Company’s revenue is derived from gaming transactions involving wagers wherein, upon settlement, the Company either retains the customer’s wager, or returns the wager to the customer. Gaming revenue is reported as the net difference between wins and losses. Gaming revenue is reduced by the incremental amount of unpaid progressive jackpots in the period during which the jackpot increases and the dollar value of points earned through tracked play. In Canada, gaming revenue is also reduced by amounts retained by the AGLC and HRA. Performance obligations are satisfied upon completion of the wager with liabilities recognized for points earned through play. The Company offers lines of credit to customers at select locations; the lines of credit are short-term in nature.

-F14-

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

Pari-Mutuel

Pari-mutuel revenue involves wagers on horse racing. The Company facilitates wagers on horse racing through live racing at the Company’s racetrack, off-track betting parlors at the Company’s casinos, and the operation of the northern and southern Alberta off-track betting networks. The Company has determined that it is the principal in the performance obligations through which amounts are wagered on horse races run at the Company’s racetrack. For these performance obligations, the Company records revenue as the commission retained on wagers with revenue recognized on the date of the wager. The Company has determined that it is acting as the agent for all wagers placed through the Company’s off-track betting parlors and the off-track betting network. For these performance obligations, the Company records pari-mutuel revenue as the commission retained on wagers less the expense for host fees to the host racetrack with revenue recognized on the date of the wager. Expenses related to licenses and HRA levies are expensed in the same month as revenue is recognized. The Company takes future bets for the Kentucky Derby only and recognizes wagers on the Kentucky Derby as deferred revenue.

Management and Consulting Fees

Revenue from the Company’s consulting services agreement with MCE is recorded monthly as services are provided. Payments are typically due within 30 days of the month to which the services relate. The agreed upon price in the contract does not contain variable consideration. The Company did not incur any costs to obtain its current agreements with MCE.

Promotional Allowances –The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of providing promotional allowances is included in casino expenses for the year ended December 31, 2017. For the years ended December 31, 2019,  2018, and 2017, the estimated direct cost of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2019	2018	2017
Hotel	$77	$49	$47
Food and beverage	1,472	1,159	1,117
	$1,549	$1,208	$1,164

See Note 9 for a discussion of the impact of the adoption of ASU 2014-09 on the presentation of promotional allowances.

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. The outstanding balance of this liability on the Company’s consolidated balance sheet was $1.4 million as of December 31, 2019 and $0.7 million as of December 31, 2018.

-F15-

Stock-Based Compensation – Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option pricing model for all non-performance option grants and the Monte Carlo option pricing model for all performance stock unit grants related to total shareholder return to determine the fair value of all such grants. See Note 13.

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $3.4 million, $2.2 million and $2.1 million in the years ended December 31, 2019,  2018 and 2017, respectively.

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

The Tax Act, which was enacted on December 22, 2017, included significant changes to the Internal Revenue Code, including, among other items, a reduction of the federal corporate tax rate to 21%, a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and the creation of new taxes on certain foreign earnings.  The Company has completed its analysis of the tax impact resulting from the enactment of the Tax Act. See Note 14 for more discussion of the provisional amounts recorded by the Company related to the Tax Act.

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the years ended December 31, 2019,  2018 and 2017 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2019	2018	2017
Weighted average common shares, basic	29,452	29,401	25,068
Dilutive effect of stock options	—	561	491
Weighted average common shares, diluted	29,452	29,962	25,559

The following stock options are anti-dilutive and have not been included in the weighted-average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2019	2018	2017
Stock options	1,630	69	—

Business Combinations – In accordance with ASC 805, “Business Combinations” (“ASC 805”), acquisitions are recorded using the acquisition method of accounting. The Company includes the operating results of acquired entities from their date of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management judgement, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to timing and amounts of future cash flows, discount rates, market prices and asset lives, among other things. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.

-F16-

3.  ACQUISITIONS

On December 6, 2019, the Company completed the Acquisition of the operations of the Acquired Casinos from Eldorado Resorts. Immediately prior to the Acquisition, the real estate assets underlying the Acquired Casinos were sold to an affiliate of VICI Properties Inc. (“VICI PropCo”). On the closing date, certain subsidiaries of the Company and subsidiaries of VICI PropCo entered into a triple net lease agreement (the “Master Lease”) for the three Acquired Casino properties. The Master Lease has an initial annual rent of approximately $25.0 million and an initial term of 15 years, with four five-year renewal options. The Master Lease was evaluated as a sale-leaseback of real estate. The Company determined that the Master Lease did not qualify for sale-leaseback accounting and accounted for the transaction as a financing obligation. See Note 8 for additional information about the Master Lease.

The Company paid for the Acquisition using a portion of the $180.0 million credit facility from Macquarie Capital (the “Macquarie Credit Agreement”) (see Note 7). The total consideration of $388.4 million (the “Purchase Price”) for the Acquisition was paid through the Macquarie Credit Agreement and by VICI PropCo in connection with its purchase of the real estate assets underlying the Acquired Casinos.

In connection with the Acquisition, the Company made an initial payment to the seller of $110.7 million on December 6, 2019. This amount included a base price of $107.2 million plus an adjustment based on the estimated working capital of the acquired entities at closing.

As of December 6, 2019, the Company began consolidating the Acquired Casinos as wholly-owned subsidiaries. CCG contributed $4.6 million in net operating revenue and $0.6 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019. CCV contributed $2.8 million in net operating revenue and $0.4 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019. MTR contributed $8.7 million in net operating revenue and $0.4 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019.

The Company accounted for the transaction as a business combination, and accordingly, the acquired assets of $379.8 million (including $13.9 million in cash and restricted cash) and liabilities of $287.9 million were included in the Company’s consolidated balance sheet at December 6, 2019. Goodwill of $18.6 million is attributable to the business expansion opportunity for the Company. The Acquisition leverages the Company’s management specialties and expertise in the gaming industry, expands the Company’s casino offerings into each of the three new markets and creates operational synergies. The Acquisition generated $18.6 million of tax deductible goodwill for the Company’s United States segment.

The fair value of the assets acquired and liabilities assumed (excluding cash and restricted cash received) was determined to be $96.6 million as of the acquisition date. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

•	multi-period excess earnings method;
•	cost method;
•	capitalized cash flow method;
•	relief from royalty method;
•	discounted cash flow method; and
•	direct market value approach.

Both the income and market approach valuation methodologies used for the identifiable net assets acquired in the Acquisition make use of Level 3 inputs and are provisional pending development of a final valuation.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented a reasonable approximation of the fair value of those items at the Acquisition date, based on management’s judgment and estimates.

The personal property components of the fixed assets were primarily valued utilizing the market and cost approaches. Certain personal property with an active and identifiable secondary market value were valued using the market approach. This property included, but was not limited to, certain gaming/slot equipment, information and technology equipment and vehicles. The cost approach was utilized to value all other personal property.

-F17-

The cost approach estimates fair value as the current cost of replacing or reproducing the utility of an asset, or group of assets and adjusting it for any depreciation resulting from one or more of the following: physical deterioration, functional obsolescence, and/or economic obsolescence.

The real estate assets that were sold to VICI PropCo subsidiaries and leased back by the Company were first adjusted to fair value concurrently with the Acquisition. The fair value of the properties was determined utilizing the direct capitalization method of the income approach. The fair value of the acquired real estate assets was determined to be $277.8 million.

The income approach incorporates all tangible and intangible property and served as a ceiling for the fair values of the acquired assets of the ongoing business enterprise, while still taking into account the premise of highest and best use.

The fair value of the gaming licenses was determined using the multi-period excess earnings methodology (“MPEEM”). The MPEEM is a variation of the income approach that allocates projected cash flows of the business to the gaming license intangible, including charges for contributory assets that, in addition to the gaming licenses, are required to generate the operating cash flows. The contributory assets of each reporting unit included working capital, real estate, fixed assets and other intangible assets. This methodology was considered appropriate as the gaming licenses are considered the primary intangible asset of the acquired entities and the licenses are linked to each respective facility.  Under the respective state’s gaming legislation, the property-specific licenses can only be acquired if a theoretical buyer were to acquire each existing facility. The existing licenses could not be acquired and used for a different facility. The properties’ estimated future cash flows were the primary assumption in the respective valuations. Cash flow estimates included net gaming revenue, gaming operating expenses, general and administrative expenses, and tax expense.

The fair value of the customer relationships from the player’s club lists was valued using the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without).  The present value difference in the two cash flow streams is ascribable to the intangible asset. The Company has assigned a seven year useful life to the player loyalty programs based on estimated revenue attrition among the player’s club members, based on each property’s historical operations as estimated by management.

The fair value of the trade names was valued using the relief from royalty method. The relief from royalty method presumes that, without ownership of the asset, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name.  By virtue of this asset, the Company avoids any such payments and records the related intangible value of the trade name.  The primary assumptions in the valuation included projected revenue, a pre-tax royalty rate, the trade name’s useful life, and tax expense. The Company has assigned the Mountaineer trade name a 10-year useful life after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name.

The Company has assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). The standard requires the Company to consider, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows.  In that analysis, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The Acquired Casinos currently have licenses in Missouri and West Virginia.  The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, the Company’s historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew each license.  No other competitive, contractual, or economic factor limits the useful lives of these assets.  Accordingly, the Company has concluded that the useful lives of these licenses are indefinite.

-F18-

Details of the Acquisition in the table below are based on estimated fair values of assets and liabilities as of December 6, 2019. The Acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the Acquisition have been recorded at their preliminary fair values. Certain estimated values for the Acquisition for accrued liabilities, intangible assets, and deferred income taxes are not yet finalized pending the final purchase price allocations and the receipt of additional information from the acquired entities. As a result, the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company expects to finalize the allocation of the purchase price within one year of the Acquisition.

Amounts in thousands
Cash	$13,688
Receivables	3,400
Prepaid expenses	2,949
Inventories	1,047
Property and equipment	28,824
Property subject to financing obligation	277,800
Leased right-of-use assets	127
Casino licenses	28,922
Players club lists	20,373
Trademarks	2,368
Deposits and other	329
Accounts payable	(690)
Accrued liabilities	(6,299)
Accrued payroll	(2,969)
Operating lease liabilities	(127)
Financing obligation to VICI Properties, Inc. subsidiaries (1)	(277,800)
Net identifiable assets acquired	91,942
Add: Goodwill	18,629
Net assets acquired	$110,571

(1)	See Note 8 for additional information about the Master Lease.

The following table details the purchase consideration net cash outflow.

Amounts in thousands
Outflow of cash to acquire subsidiaries, net of cash acquired
Cash consideration	$110,571
Less: cash and restricted cash balances acquired	(13,942)
Net cash - investing activities	$96,629

Acquisition-related costs

The Company incurred acquisition costs of approximately $5.4 million for the year ended December 31, 2019 in connection with the Acquisition. These costs include investment banking, legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Acquisition, the Company and the sellers entered into a transition services agreement dated December 6, 2019, whereby the sellers agreed to provide the Company with certain transitional services following the Acquisition. The agreement compensates the sellers for services following the Acquisition as performed by employees at stated hourly rates.  Fees incurred under the agreement amounted to less than $0.1 million during the year ended December 31, 2019 and were recorded as general and administrative expenses in the Corporate and Other segment.

-F19-

Acquisition-Related Contingencies

Each of the acquired entities is a party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before December 6, 2019. Estimated losses have been accrued as of the Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated.  The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. The Company estimated the range of these contingencies to be between $0.9 million and $1.9 million and, as a result, accrued $1.0 million related to these contingencies to accrued liabilities on its consolidated balance sheet as of December 31, 2019.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Acquisition for the years ended December 31, 2019 and December 31, 2018 including (i) removal of acquisition costs reported by the Company, (ii) pro forma adjustments to record the removal of interest expense related to the BMO Credit Agreement (as defined below), (iii) pro forma adjustments to record interest expense related to the Macquarie Credit Agreement and Master Lease, (iv) pro forma adjustments to record depreciation for assets acquired in the Acquisition, and (v) an estimated tax impact. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results. For the purposes of this table, financial information has been provided through December 31, 2019 for the Acquired Casinos and the Company.

	For the year ended
	December 31,
	2019	2018
Amounts in thousands, except for per share information	(Unaudited)	(Unaudited)
Net operating revenue	$422,716	$388,102
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(13,588)	$2,268
Basic and diluted (loss) earnings per share	$(0.46)	$0.06

4.    INVESTMENTS

Cost Investment

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CRM entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CRM purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CRM is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CRM appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which the Company did not exercise. The Company accounts for the $1.0 million investment in MCE at cost, less any impairment and adjusts for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

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

-F20-

In May 2019, the Company sold its ownership interest in GHL to the unaffiliated shareholders of GHL for a $0.7 million non-interest bearing promissory note. The Company derecognized the equity investment in MCL on its consolidated balance sheets as a result of the sale and is no longer a party to the agreements between GHL and MCL.

5.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2019 and 2018 consisted of the following:

	December 31,
Amounts in thousands	2019	2018
Land	$49,369	$48,090
Buildings and improvements	450,549	116,186
Gaming equipment	38,016	23,419
Furniture and non-gaming equipment	42,162	20,923
Property and equipment held under finance leases (Note 10)	731	1,496
Capital projects in process	2,065	41,963
	$582,892	$252,077
Less: accumulated depreciation	(78,959)	(65,060)
Property and equipment, net	$503,933	$187,017

Depreciation expense was $10.1 million, $9.0 million and $8.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

During the year ended December 31, 2019, the Company wrote down the leasehold improvements and other assets at CCB based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England. The assets were valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in negative value, and (ii) a value in exchange basis which resulted in no value for the assets due to the current market for gaming in the UK. As a result of the valuation, the Company charged $8.0 million to impairment – intangible and tangible assets in the Corporate and Other segment on the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2019.

6.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the future economic benefits of a business combination to the extent that the purchase price exceeds the fair value of the net identified tangible and intangible assets acquired and liabilities assumed. The Company determines the estimated fair value of the net identified tangible and intangible assets acquired and liabilities assumed after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management.

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of December 31, 2019 include the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill have been recorded for the year ended December 31, 2019.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi period excess earnings model and the relief from royalty method

-F21-

under the income approach. No impairment charges related to the Company’s indefinite-lived intangible assets have been recorded for the year ended December 31, 2019, with the exception of the casino license at Century Casino Bath.

-F22-

The evaluation of goodwill and other indefinite-lived intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates to determine the estimated fair value. Changes in the assumptions can materially affect these estimates. Thus, to the extent that gaming volumes deteriorate in the near future, discount rates increase significantly, or reporting units do not meet projected performance, the Company could have impairments to record in the future and such impairments could be material.

Changes in the carrying amount of goodwill related to United States, Canada and Poland are as follows:

	For the year ended December 31, 2019
Amounts in thousands	Balance at January 1	Acquisitions	Currency translation	Balance at December 31,
Goodwill, net by segment:
United States	$—	$18,629	$—	$18,629
Canada	7,188	—	362	7,550
Poland	6,805	—	(48)	6,757
	$13,993	$18,629	$314	$32,936

	For the year ended December 31, 2018
Amounts in thousands	Balance at January 1	Acquisitions	Currency translation	Balance at December 31,
Goodwill, net by segment:
United States	$—	$—	$—	$—
Canada	7,817	—	(629)	7,188
Poland	7,345	—	(540)	6,805
	$15,162	$—	$(1,169)	$13,993

Intangible Assets

Trademarks

The Company currently owns three trademarks, the Century Casinos trademark, the Mountaineer trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s consolidated balance sheets. Trademarks at December 31, 2019 and 2018 consisted of the following:

	December 31,
Amounts in thousands	2019	2018
Finite-lived
Trademarks	$2,368	$—
Less: accumulated amortization	(19)	—
Total finite-lived trademarks, net	2,349	—
Indefinite-lived
Trademarks	1,719	1,730
Total indefinite-lived trademarks	1,719	1,730
Trademarks, net	$4,068	$1,730

-F23-

Trademarks: Finite-Lived

The Company has determined that the Mountaineer trademark, reported in the United States segment, has a useful life of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name. As such the trademark will be amortized over its useful life. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statement of (loss) earnings. Changes in the carrying amount of the Mountaineer trademark are as follows:

Amounts in thousands	Balance at January 1, 2019	Acquisition	Amortization	Balance at December 31, 2019
United States	$—	$2,368	$(19)	$2,349

As of December 31, 2019, estimated amortization expense for the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2020	$237
2021	237
2022	237
2023	237
2024	237
Thereafter	1,164
$2,349

The weighted-average amortization period of the Mountaineer trademark is 9.9 years.

Trademarks: Indefinite-Lived

The Company has determined the Century Casinos trademark, reported in the Corporate and Other segment, and the Casinos Poland trademark, reported in the Poland segment, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s consolidated statement of (loss) earnings. Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2019	Currency translation	Balance at December 31, 2019
Poland	$1,622	$(11)	$1,611
Corporate and Other	108	—	108
	$1,730	$(11)	$1,719

Amounts in thousands	Balance at January 1, 2018	Currency translation	Balance at December 31, 2018
Poland	$1,751	$(129)	$1,622
Corporate and Other	108	—	108
	$1,859	$(129)	$1,730

-F24-

Casino Licenses

Casino licenses at December 31, 2019 and 2018 consisted of the following:

	December 31,
Amounts in thousands	2019	2018
Finite-lived
Casino licenses	$2,960	$2,883
Less: accumulated amortization	(882)	(708)
Total finite-lived casino licenses, net	2,078	2,175
Indefinite-lived
Casino licenses	40,782	12,453
Total indefinite-lived casino licenses	40,782	12,453
Casino licenses, net	$42,860	$14,628

Casino Licenses: Finite-Lived

As of December 31, 2019, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2019	New Casino License	Amortization	Currency translation	Balance at December 31, 2019
Poland	$2,175	$412	$(482)	$(27)	$2,078

Amounts in thousands	Balance at January 1, 2018	New Casino License	Amortization	Currency translation	Balance at December 31, 2018
Poland	$1,558	$1,151	$(427)	$(107)	$2,175

As of December 31, 2019, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2020	$494
2021	494
2022	480
2023	412
2024	168
Thereafter	30
$2,078

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 4.1 years. In Poland, gaming licenses are not renewable. Before a gaming license expires, the public is notified of the license availability and any gaming company can apply for the license. The Company was not awarded the licenses in Poznan and Plock, which expired and were fully amortized. No impairment charges related to the loss of the license tenders for these licenses were recorded.

-F25-

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission and the West Virginia Lottery Commission; held in the Canada segment from the AGLC and the HRA; and held in the Corporate and Other segment from the Great Britain Gambling Commission are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statement of (loss) earnings. The Company has determined that the casino license held by CCB was impaired based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England. As a result, the Company impaired $1.2 million related to the CCB license and recorded it to impairment – intangible and tangibles assets in the Corporate and Other segment on the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2019. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2019	Acquisition	Impairment	Currency translation	Balance at December 31, 2019
United States	$—	$28,922	$—	$—	$28,922
Canada	11,292	—	—	568	11,860
Corporate and Other	1,161	—	(1,190)	29	—
	$12,453	$28,922	$(1,190)	$597	$40,782

Amounts in thousands	Balance at January 1, 2018	Acquisition	Impairment	Currency translation	Balance at December 31, 2018
United States	$—	$—	$—	$—	$—
Canada	12,280	—	—	(988)	11,292
Corporate and Other	1,227	—	—	(66)	1,161
	$13,507	$—	$—	$(1,054)	$12,453

Player’s Club Lists

The Company has determined that the player’s club lists, reported in the United States segment, have a useful life of seven years based on estimated revenue attrition among the player’s club members as estimated by management over each property’s historical operations as estimated by management. As such the player’s club lists will be amortized over their useful lives. Changes in the carrying amount of the player’s club lists are as follows:

Amounts in thousands	Balance at January 1, 2019	Acquisition	Amortization	Balance at December 31, 2019
United States	$—	$20,373	$(240)	$20,133

As of December 31, 2019, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2020	$2,910
2021	2,910
2022	2,910
2023	2,910
2024	2,910
Thereafter	5,583
$20,133

The weighted-average amortization period for the player’s club lists is 6.9 years.

-F26-

7.   LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2019 and 2018 consisted of the following:

Amounts in thousands	December 31, 2019		December 31, 2018
Credit agreement - Macquarie	$170,000	7.22%	$—	—
Credit agreement - Bank of Montreal	—	—	40,515	4.43%
Credit agreements - CPL	1,966	3.13%	1,949	1.77%
Credit facilities - CPL	—	—	647	3.57%
Credit agreement - CCB	1,983	2.47%	2,429	2.34%
Financing obligation - CDR land lease	15,012	14.88%	14,291	13.79%
Capital leases	—	—	188	7.06%
Total principal	$188,961	7.06%	$60,019	6.74%
Deferred financing costs	(9,998)		(496)
Total long-term debt	$178,963		$59,523
Less current portion	(3,157)		(17,482)
Long-term portion	$175,806		$42,041

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaces the BMO Credit Agreement (as defined below). The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Term Loan”) and a $10.0 million revolving credit facility (the “Revolving Facility”). The Company used proceeds from the Term Loan to fund the Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. As of December 31, 2019, the outstanding balance of the Term Loan is $170.0 million and $10.0 million is available to borrow on the Revolving Facility.

The Term Loan matures on December 6, 2026, and the Revolving Facility matures on December 6, 2024.  The Revolving Facility includes up to $5.0 million available for the issuance of letters of credit.  The Term Loan requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

Borrowings under the Macquarie Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the London Interbank Offered Rate (“LIBOR”) (as defined in the Macquarie Credit Agreement), plus an applicable margin (each loan, being a “LIBOR Loan”) or (b) the Alternate Base Rate (as defined in the Macquarie Credit Agreement) (each loan, being a “ABR Loan”).  The applicable margin for borrowings under the Term Loan is currently 5.50% per annum with respect to LIBOR Loans and 4.50% per annum with respect to ABR Loans. The applicable margin for borrowings under the Revolving Facility is currently 4.25% per annum with respect to LIBOR Loans, and 3.25% per annum with respect to ABR Loans. Beginning in the second quarter of 2020, the applicable margin for borrowings under the Revolving Facility will be determined as follows: (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Macquarie Credit Agreement) of the Company is greater than 2.75 to 1.00, for LIBOR Loans will be 4.25% per annum, and for ABR Loans will be 3.25% per annum, and (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00, the applicable margin for LIBOR Loans will be 4.00% per annum, and for ABR Loans will be 3.00% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit participation fees equal to the applicable margin then in effect for LIBOR Loans multiplied by the average aggregate daily maximum amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit.  The Company is also required to pay customary agency fees.

-F27-

The Macquarie Credit Agreement requires the Company to prepay the Term Loan, subject to certain exceptions, with:

•	100% of the net cash proceeds of certain non-ordinary course asset sales or certain casualty events, subject to certain exceptions; and
•

50% of the Company’s annual Excess Cash Flow (as defined in the Macquarie Credit Agreement) (which percentage will be reduced to 25% if the Consolidated First Lien Net Leverage Ratio is greater than 2.25 to 1.00 but less than or equal to 2.75 to 1.00, and to 0% if the Consolidated First Lien Net Leverage Ratio is less than or equal to 2.25 to 1.00).

The Macquarie Credit Agreement provides that the Term Loan may be prepaid, subject to a prepayment premium in an amount equal to 1.00% of the principal amount of the Term Loan if such event occurs on or before the date that is twelve months following the Closing Date.

The borrowings under the Macquarie Credit Agreement are guaranteed by the material subsidiaries of the Company, subject to certain exceptions, and are secured by a pledge (and, with respect to real property, mortgage) of substantially all of the existing and future property and assets of the Company and the guarantors, subject to certain exceptions.

The Macquarie Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Macquarie Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. Financial covenants in the Macquarie Credit Agreement begin for the period ending March 31, 2020.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company recognized $10.1 million in deferred financing costs related to the Macquarie Credit Agreement for the year ended December 31, 2019. Amortization expenses relating to Macquarie Credit Agreement deferred financing costs were $0.1 million for the year ended December 31, 2019. These costs are included in interest expense in the consolidated statement of (loss) earnings for the year ended December 31, 2019.

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal (“BMO”). On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company, through its Canadian subsidiaries, entered into a second amended and restated credit agreement that increased the Company’s borrowing capacity to CAD 69.2 million. In August 2018, the Company, through its Canadian subsidiaries, entered into a third amended and restated credit agreement (the “BMO Credit Agreement”), to provide additional financing for the construction and development of the CMR project, which increased the Company’s borrowing capacity to CAD 102.2 million. In December 2019, the Company repaid the BMO Credit Agreement with borrowings from the Macquarie Credit Agreement.

The interest rate under the BMO Credit Agreement was BMO’s floating rate plus a margin, except for the rates for Credit Facility H, which were to be determined upon execution of a lease agreement. As discussed further in Note 15, the Company had entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement.

Casinos Poland

As of December 31, 2019, CPL had a short-term line of credit with Alior Bank used to finance current operations. The line of credit bears an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. As of December 31, 2019, the credit facility had no outstanding balance, and Alior Bank had secured bank guarantees of PLN 3.2 million ($0.8 million based on the exchange rate in effect on December 31, 2019), and approximately PLN 9.8 million ($2.6 million based on the exchange rate in effect on December 31, 2019) was available for borrowing. The credit facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt by CPL and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of December 31, 2019. The borrowing capacity of the credit facility lowers to PLN 4.0 million after April 2020 through April 2021, at which time the credit facility may only be used to secure bank guarantees.

-F28-

As of December 31, 2019, CPL also had four credit agreements with mBank as detailed below.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that was used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three-year term through November 2021. As of December 31, 2019, the credit agreement had an outstanding balance of PLN 2.3 million ($0.6 million based on the exchange rate in effect on December 31, 2019). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain both cash inflows of PLN 1.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.3% to 0.4%, liquidity ratios no less than 1.3 and a debt ratio not higher than 60%. CPL was in compliance with all financial covenants of this credit agreement as of December 31, 2019.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that was used to renovate casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three-year term through November 2021. As of December 31, 2019, the credit agreement had an outstanding balance of PLN 3.1 million ($0.8 million based on the exchange rate in effect on December 31, 2019). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain both cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. CPL was in compliance with all financial covenants of this credit agreement as of December 31, 2019.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four-year term through November 2022. As of December 31, 2019, the credit agreement had an outstanding balance of PLN 2.1 million ($0.6 million based on the exchange rate in effect on December 31, 2019). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain both cash inflows of PLN 7.0 million to its account held with mBank and financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. CPL was in compliance with all financial covenants of this credit agreement as of December 31, 2019.

As of December 31, 2019, CPL also had a short-term line of credit with mBank used to finance current operations that was entered into on April 9, 2018. The line of credit bears an interest rate of overnight WIBOR plus 1.40% with a borrowing capacity of PLN 5.0 million. The credit facility terminates on March 30, 2020. As of December 31, 2019, the credit facility had no outstanding balance and approximately PLN 5.0 million ($1.3 million based on the exchange rate in effect on December 31, 2019) was available for borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was in compliance with all financial covenants of this credit facility as of December 31, 2019.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.3 million based on the exchange rate in effect as of December 31, 2019). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.4 million ($0.4 million based on the exchange rate in effect as of December 31, 2019) with mBank and terminate in June 2024 and January 2026. In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 1.0 million ($0.3 million based on the exchange rate in effect as of December 31, 2019) in deposits for this purpose as of December 31, 2019. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2019.

-F29-

Century Casino Bath

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”). The loan matures in September 2023 and bears interest at the three-month pound LIBOR) plus 1.625%.  If LIBOR is not available, the interest rate will be determined based on a quoted rate from leading banks in the London interbank market. Proceeds from the loan were used for construction and fitting out of CCB. As of December 31, 2019, the amount outstanding on the loan was GBP 1.5 million ($2.0 million based on the exchange rate in effect on December 31, 2019). CCB has no further borrowing availability under the loan agreement. The loan is guaranteed by a $0.6 million cash guarantee by CRM. This guarantee is included in deposits and other on the Company’s consolidated balance sheet as of December 31, 2019.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation to the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of land on which Century Downs is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option is on July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of December 31, 2019, the outstanding balance on the financing obligation was CAD 19.5 million ($15.0 million based on the exchange rate in effect on December 31, 2019).

Century Resorts Management

On August 13, 2018, the Company’s subsidiary, CRM, entered into a loan agreement with UniCredit (the “UniCredit Agreement”) for a revolving line of credit of up to EUR 7.0 million ($7.9 million based on the exchange rate in effect on December 31, 2019) to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. The borrowings may be denominated in EUR, bearing an interest rate of EURIBOR plus a margin of 1.5%, or USD, bearing an interest rate of LIBOR plus a margin of 1.5%.  If the interest rate indicator is no longer available, the indicator that comes closest to the agreed upon indicator will be used. The line of credit is available until terminated by either party. Funds can be borrowed with terms of 1,  3,  6,  9 or 12 months. The UniCredit Agreement is secured by a EUR 7.0 million guarantee by the Company. The UniCredit Agreement contains customary events of default, including the failure to make required payments. Upon a failure to make required payments following a grace period, amounts due under the UniCredit Agreement may be accelerated. The Company had not borrowed any funds under the UniCredit Agreement as of December 31, 2019.

As of December 31, 2019, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	Century Casino Bath Credit Agreement	Century Downs Land Lease	Total
2020	$1,700	$928	$529	$—	$3,157
2021	1,700	866	529	—	3,095
2022	1,700	172	529	—	2,401
2023	1,700	—	396	—	2,096
2024	1,700	—	—	—	1,700
Thereafter	161,500	—	—	15,012	176,512
Total	$170,000	$1,966	$1,983	$15,012	$188,961

The UniCredit Agreement and CPL credit facilities are not included in the table above because no amounts were borrowed as of December 31, 2019.

8. LONG-TERM FINANCING OBLIGATION

On December 6, 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into the sale and leaseback transaction for the Acquired Casino properties.  The Master Lease does not transfer control of the Acquired Casino properties to VICI Propco subsidiaries. The Company accounts for the transaction as a failed sale-leaseback financing obligation.

-F30-

When cash proceeds are exchanged, a failed sale-leaseback financing obligation is equal to the proceeds received for the assets that are sold and then leased back. The value of the failed sale-leaseback financing obligations recognized in this transaction was determined to be the fair value of the leased real estate assets. In subsequent periods, a portion of the periodic payment under the Master Lease will be recognized as interest expense with the remainder of the payment reducing the failed sale-leaseback financing obligation using the effective interest method. The failed sale-leaseback obligations will not be reduced to less than the net book value of the leased real estate assets as of the end of the lease term, which is estimated to be $28.0 million.

The fair values of the real estate assets and the related failed sale-leaseback financing obligation were estimated based on the present value of the estimated future payments over the term plus renewal options of 35 years, using the imputed discount rate of approximately 8.7%. The value of the failed sale-leaseback financing obligation is dependent upon assumptions regarding the amount of the payments and the estimated discount rate of the payments required by a market participant.

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The Master Lease has an initial term of 15 years with no purchase option. At the Company’s option, the Master Lease may be extended for up to four five-year renewal terms beyond the initial 15 year term. The renewal terms are effective as to all, but not less than all, of the property then subject to the Master Lease. The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without VICI’s consent.

The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the Acquired Casino properties, including real estate taxes, insurance, utilities, maintenance and operational costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. The covenants under the Master Lease began on January 1, 2020. The Company has provided a guarantee of the Tenant’s obligations under the Master Lease.

The rent payable under the Master Lease is comprised of “Base Rent” and “Variable Rent”. Base rent is:

•	An initial annual rent (the “Rent”) of approximately $25.0 million.
•

The Rent will escalate at a rate of 1% for the 2nd and 3rd years and the greater of either 1.25% (the “Base Rent Escalator”) or the increase in the Consumer Price Index (“CPI”) for each year starting in the 4th year and ending the 7th year.

•	The Base Rent Escalator is subject to adjustment from and after the 6th year if the Minimum Rent Coverage Ratio (as defined in the Lease) is not satisfied.
•

Beginning in the 8th year of the lease term, Rent will be calculated as (i) 80% of the Rent for the 7th lease year (“Base Rent”), subject to an annual Base Rent Escalator of the greater of 1.25% or CPI subject to adjustment if the Minimum Rent Coverage Ratio is not satisfied, plus (ii) variable rent (“Variable Rent”) equal to 20% of the Rent for the 7th lease year, plus or minus 4% of the change in average net revenue of the Acquired Casinos calculated as set forth in the Lease.

•	For the 11th year and thereafter of the initial lease term, the Base Rent will escalate annually as set forth above and the Variable Rent will be recalculated as set forth in the Master Lease.

The estimated future payments include the payments and adjustments to reflect estimated payments as described in the Master Lease, including an annual escalator of up to 1.25% and estimates based on contingent rental payments.

The future payments related to the Master Lease financing obligation with VICI at December 31, 2019 are as follows.

Amounts in thousands
2020	$22,917
2021	25,250
2022	25,502
2023	25,821
2024	26,144
Thereafter	1,061,061
Total payments	1,186,695
Less imputed interest	(939,582)
Residual Value	28,492
Total	$275,605

Total payments and interest expense related to the Master Lease were $3.8 million and $1.6 million, respectively, for the year ended December 31, 2019.

-F31-

9.   REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 was to clarify the principles for recognizing revenue and to develop a common revenue standard under US GAAP and International Financial Reporting Standards. The Company adopted ASU 2014-09 in its consolidated financial statements for 2018 using the modified retrospective approach. The Company applied ASU 2014-09 to contracts that were not completed as of January 1, 2018. The Company determined that all contractual performance obligations were completed as of December 31, 2017 and that no adjustment to retained earnings was required. The Company determined there was no impact to its consolidated balance sheet, consolidated statement of comprehensive (loss) income or consolidated statement of cash flows. The standard impacted the presentation of the Company’s consolidated statement of (loss) earnings in its consolidated financial statements beginning with the year ended December 31, 2019. The changes related to the adoption of ASU 2014-09 are detailed below.

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

Revenue

The Company derives revenue and other income from:

1.	contracts with customers,
2.	financial instruments,
3.	cost recovery payments, and
4.	dividends from its cost investment.

A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the year
	ended December 31,
Amounts in thousands	2019	2018	2017
Revenue from contracts with customers	$218,227	$168,938	$154,069
Interest income	21	103	92
Cost recovery income	417	—	604
Dividend income	18	—	43
Total revenue	$218,683	$169,041	$154,808

-F32-

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

	For the year ended December 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$42,285	$49,450	$80,829	$4,302	$176,866
Hotel	2,030	491	—	—	2,521
Food and beverage	4,804	13,507	912	799	20,022
Pari-mutuel and other	879	17,202	153	584	18,818
Net operating revenue	$49,998	$80,650	$81,894	$5,685	$218,227

	For the year ended December 31, 2018
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$27,736	$40,470	$67,289	$4,806	$140,301
Hotel	1,444	542	—	—	1,986
Food and beverage	3,931	10,528	782	501	15,742
Pari-mutuel and other	372	9,821	138	578	10,909
Net operating revenue	$33,483	$61,361	$68,209	$5,885	$168,938

	For the year ended December 31, 2017
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$34,610	$39,866	$60,180	$3,215	$137,871
Hotel	1,389	554	—	—	1,943
Food and beverage	3,782	10,017	714	—	14,513
Pari-mutuel and other	334	8,427	158	1,209	10,128
Promotional allowances (1)	(7,961)	(1,132)	(1,256)	(37)	(10,386)
Net operating revenue	$32,154	$57,732	$59,796	$4,387	$154,069

(1)	With the adoption of ASU 2014-09, promotional allowances are presented as a reduction in gaming revenue beginning with the year ended December 31, 2018.

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

-F33-

The amount of revenue recognized that was included in the opening contract liability balance was $0.2 million for each of the years ended December 31, 2019 and 2018. This revenue consisted primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the table below.

	For the year		For the year
	ended December 31, 2019		ended December 31, 2018
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$305	$219	$266	$235
Closing	326	663	305	219
Increase/(decrease)	$21	$444	$39	$(16)

The Company did not have any contract assets for the years ended December 31, 2019 and 2018. The increase in contract liabilities for the year ended December 31, 2019 is due to the Acquisition of the Acquired Casinos.

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s consolidated balance sheets. There were no impairment losses for the Company’s receivables or contract liabilities recognized for the years ended December 31, 2019 and 2018.

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

10.   LEASES

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate in each of the jurisdictions in which its subsidiaries operate to calculate the present value of lease payments. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise those options. Operating lease expense is recorded on a straight-line basis over the lease term.

The Company accounts for lease agreements with lease and non-lease components as a single lease component for all asset classes. The Company does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.

The Company’s operating and finance leases include land, casino space, corporate offices, and gaming and other equipment. The leases have remaining lease terms of one month to 20 years.

The Company has determined that the ROU asset at CCB was impaired based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England. As a result of this conclusion, the Company impaired $7.3 million related to the CCB ROU asset to impairment – intangible and tangible assets on its consolidated statement of (loss) earnings for the year ended December 31, 2019.

-F34-

The components of lease expense were as follows:

For the year ended
Amounts in thousands	December 31, 2019
Operating lease expense	$6,443

Finance lease expense:
Amortization of right-of-use assets	$303
Interest on lease liabilities	44
Total finance lease expense	$347

Short-term lease expense	$697

Variable lease expense	$3,502

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

For the year ended
ended December 31,
Amounts in thousands	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$48
Operating cash flows from operating leases	7,062
Financing cash flows from finance leases	364

Supplemental balance sheet information related to leases was as follows:

As of
Amounts in thousands	December 31, 2019
Operating leases
Leased right-of-use assets, net	$37,040

Current portion of operating lease liabilities	4,235
Operating lease liabilities, net of current portion	42,942
Total operating lease liabilities	47,177

Finance leases
Finance lease right-of-use assets, gross	731
Accumulated depreciation	(338)
Property and equipment, net	393

Current portion of finance lease liabilities	161
Finance lease liabilities, net of current portion	217
Total finance lease liabilities	378

Weighted-average remaining lease term
Operating leases	14.4 years
Finance leases	2.7 years

Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.1%

Right-of-use assets obtained - operating leases	$56,001
Right-of-use assets obtained - finance leases	$1,477

-F35-

Maturities of lease liabilities as of December 31, 2019 were as follows:

Amounts in thousands	Operating leases	Finance leases
2020	$6,129	$174
2021	6,088	141
2022	5,844	40
2023	5,111	26
2024	4,120	20
Thereafter	41,661	—
Total lease payments	68,953	401
Less imputed interest	(21,776)	(23)
Total	$47,177	$378

10

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and under the prior lease standard, the following table summarizes the future minimum lease obligations of our operating leases as of December 31, 2018:

Amounts in thousands
2019	$4,079
2020	2,783
2021	2,748
2022	2,700
2023	2,646
Total	$14,956

11.   OTHER BALANCE SHEET AND STATEMENT OF EARNINGS CAPTIONS

Accrued liabilities include the following as of December 31, 2019 and 2018:

	December 31,
Amounts in thousands	2019	2018
Accrued commissions (AGLC)	$1,417	$2,262
Progressive slot, table and on track liability	3,921	1,713
Insurance liability	4,331	—
Player point liability	1,360	682
Chip liability	942	721
Racing-related liabilities	1,370	355
Deposit liability	376	2,716
Deferred rent	25	756
Construction liability	—	2,154
Other accrued liabilities	7,965	4,305
Total	$21,707	$15,664

Accrued commissions (AGLC) include the portion of slot machine net sales and table game wins owed to the AGLC as of December 31, 2019 and 2018.

-F36-

Taxes payable include the following as of December 31, 2019 and 2018:

	December 31,
Amounts in thousands	2019	2018
Accrued property taxes	$1,800	$1,041
Gaming taxes payable	6,034	4,364
Other taxes payable	741	165
Total	$8,575	$5,570

Other operating revenue includes the following for the years ended December 31, 2019,  2018 and 2017:

	For the year ended December 31,
Amounts in thousands	2019	2018	2017
Pari-mutuel revenue	$10,783	$4,572	$3,665
Bowling revenue	885	735	642
Other revenue	7,150	5,602	5,821
Total	$18,818	$10,909	$10,128

12.   SHAREHOLDERS’ EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. The Company did not repurchase any shares of its common stock during 2019 and 2018. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2019. The repurchase program has no set expiration or termination date.

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

13.  STOCK-BASED COMPENSATION

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

-F37-

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan will expire in June 2026. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 3,500,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2019, the Company has granted 441,223 target performance stock units (“PSUs”) under the 2016 Plan. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

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

Activity in the Company’s stock-based compensation plan for the PSUs was as follows:

	Target PSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	—	$—
Granted	167,968	8.03
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2017	167,968	$8.03
Granted	141,002	11.97
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	308,970	$9.83
Granted	132,253	9.12
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2019	441,223	$9.62

At December 31, 2019, there was a total of $1.5 million of total unrecognized compensation expense related to the PSUs. The cost is expected to be recognized over a weighted-average period of 1.6 years. The options granted during 2017 will vest in 2020.

The fair value of the PSUs granted is estimated on the date of grant using the Monte Carlo model with the following assumptions:

Assumptions for PSU Awards
	2019	2018	2017
Risk-free interest rate	2.32%	2.61%	1.59%
Expected life	2.8 years	2.7 years	3.0 years
Expected volatility	34.1%	34.7%	36.50%
Expected dividends	$0	$0	$0
Forfeiture rate	0%	0%	0%

-F38-

Stock Options

Activity related to options in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (1)	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2019	1,235,000	$5.02	5.94	1,235,000	$5.02
Granted	—	—
Exercised	(61,148)	4.38
Cancelled or forfeited	—	—
Expired	—	—
Outstanding at December 31, 2019	1,173,852	$5.05	4.99	1,173,852	$5.05

(1) In years

There were 75,000 options issued to directors of the Company during 2019. As of December 31, 2019, there were 106,700 options outstanding to independent directors of the Company with a weighted-average exercise price of $6.98.  At December 31, 2019, there was $0.2 million in unrecognized compensation expense.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2019:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$5.05	1,173,852	1,173,852	$3,369	$3,369	5.0	5.0

(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $7.92 per share as of December 31, 2019 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

The following table includes additional information related to exercises of stock options:

	For the year ended December 31,
Amounts in thousands	2019	2018	2017
Intrinsic value of share-based awards exercised	$270	$298	$16

The tax benefit from option exercises was $0.1 million for the year ended December 31, 2019.

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statement of (loss) earnings as follows:

	For the year ended December 31,
Amounts in thousands	2019	2018	2017
Compensation cost:
2005 Plan	$—	$—	$277
2016 Plan	1,303	868	392
Total compensation cost	$1,303	$868	$669

-F39-

14.   INCOME TAXES

The Company’s US and foreign pre-tax income is summarized in the table below:

Amounts in thousands	2019	2018	2017
Income before taxes:
US	$(3,736)	$1,329	$1,059
Foreign	(8,231)	4,594	11,392
Total income before taxes	$(11,967)	$5,923	$12,451

The Company’s provision for income taxes is summarized as follows:

	For the year ended December 31,
Amounts in thousands	2019	2018	2017
US - Current	$316	$682	$1,283
US - Deferred	(199)	12	(786)
Provision for US income taxes	$117	$694	$497

Foreign - Current	$3,748	$1,257	$3,094
Foreign - Deferred	309	(34)	969
Provision for foreign income taxes	4,057	1,223	4,063
Total provision for income taxes	$4,174	$1,917	$4,560

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2019	2018	2017
US federal income tax statutory rate	(21.0%)	21.0%	35.0%
Foreign income taxes	6.8%	8.9%	(9.1%)
State income tax (net of federal benefit)	(0.3%)	0.9%	2.4%
Meals, entertainment, gifts & giveaways	2.4%	3.1%	2.0%
Statutory to US GAAP adjustments, including foreign currency	3.7%	(16.0%)	2.8%
Valuation allowance	32.3%	—	(45.9%)
Unrecognized tax benefit	—	1.1%	0.1%
Stock options	1.9%	2.5%	1.6%
Tax Act impact	5.6%	7.0%	43.5%
Permanent and other items	3.5%	3.9%	4.2%
Total provision for income taxes	34.9%	32.4%	36.6%

-F40-

The Company’s current year effective income tax rate was impacted by a decrease in pre-tax income in the United States, Canada, Mauritius and the United Kingdom. The comparison of pre-tax loss of ($12.0) million for the year ended December 31, 2019 compared to pre-tax income of $5.9 million for the year ended December 31, 2018 should be considered when comparing tax rates year-over-year. The Company’s overall effective tax rate of 34.9% was significantly driven by statutory to US GAAP adjustments, including foreign currency adjustments for foreign subsidiaries. The federal corporate income tax rate in the United States for 2019 was 21%; additionally, the Company is subject to Colorado, Missouri and West Virginia state jurisdictions that had corporate tax rates ranging from 4.5% to 6.5% in 2019. The effective tax rate in the United States for 2019 was (3.1%) due to permanent addbacks including the current tax on global intangible low-taxed income (“GILTI”) and nondeductible stock option expense. A majority of the earnings recognized by the Company during the year ended December 31, 2019 were from the Company’s properties in Poland and Canada, which accounted for 80.9% of the total tax expense recorded. The effective tax rate of 31.1% related to 2019 earnings in Canada, which has a 26.5% income tax rate, was due primarily to the impact of foreign currency exchange rates. The effective tax rate of 23.4% related to 2019 earnings in Poland, which has a 19% income tax rate, was due to nondeductible payments to certain governing authorities as well as nondeductible meals, entertainment, gifts and giveaways. The effective tax rate of (2.4%) related to 2019 earnings in the UK, which has a 19% income tax rate, was due primarily to a valuation allowance of deferred tax assets. The effective tax rate of 1.1% related to 2019 earnings in Mauritius, which has a 3% income tax rate, was due to various permanent addbacks. The effective tax rate of 41.8% related to 2019 earnings in Austria, which has a 25% income tax rate, was due to various permanent addbacks. The effective tax rate of 0.0% related to 2019 earnings in Hong Kong, which has a 16.5% income tax rate, was due to earnings derived from outside sources that were not subject to the jurisdiction’s tax. The movement of exchange rates for intercompany loans denominated in US dollars further impacts the effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the overall effective income tax rate was significantly impacted in 2019 and can be significantly impacted by foreign currency gains or losses in the future.

The Tax Act created a new requirement that certain income, such as global intangible low-taxed income (“GILTI”), earned by a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s US shareholder, effective in 2018. Under US GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected to account for GILTI as a period cost and recorded a net tax expense of $0.5 million and less than $0.1 million for the years ended December 31, 2019 and 2018, respectively.

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

-F41-

The Company’s deferred income taxes at December 31, 2019 and 2018 are summarized as follows:

Amounts in thousands	2019	2018
Deferred tax assets (liabilities) - US Federal and state:
Deferred tax assets
Amortization of goodwill for tax	$1,243	$140
Amortization of startup costs	39	70
Financing obligation to VICI Properties, Inc. subsidiaries	68,759	—
Property and equipment	—	471
NOL carryforward	62	45
Operating and finance leases	302	—
Accrued liabilities and other	255	188
	70,660	914
Valuation allowance	—	—
	$70,660	$914
Deferred tax liabilities
Property and equipment	$(69,164)	$—
Operating and finance leases	(292)	—
Prepaid expenses	(231)	(140)
	$(69,687)	$(140)
Long-term deferred tax asset	$973	$774

Deferred tax assets (liabilities) - foreign
Deferred tax assets
Property and equipment	$2,064	$977
NOL carryforward	3,236	2,247
Tax credits	—	—
Accrued liabilities and other	734	864
Contingent liability	64	157
Operating and finance leases	10,498	—
Exchange rate gain	839	1,035
	17,435	5,280
Valuation allowance	(3,870)	—
	$13,565	$5,280
Deferred tax liabilities
Property and equipment	$(2,294)	$(2,606)
Exchange rate loss	(347)	(55)
Intangibles	(1,083)	(1,211)
Operating and finance leases	(8,953)	—
Others	(428)	(637)
	$(13,105)	$(4,509)
Long-term deferred tax asset	$460	$771

The Acquired Casinos were treated as asset acquisitions for tax purposes and the assets and liabilities were stepped up to fair value. As a result, there were limited deferred tax assets or liabilities recorded upon acquisition.

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

The Company is not currently under an income tax audit in any US or foreign jurisdiction. The Company does not maintain a valuation allowance related to its US or foreign entities other than Century Casino Bath, and as a result any adjustment made by a taxing authority in the future could impact the effective tax rate.

-F42-

The Company’s income tax returns for the following periods are currently subject to examination:

Jurisdiction	Periods
US Federal	2007-2018
US State - Colorado	2007-2018
US State – Missouri	Not applicable
US State – West Virginia	Not applicable
Canada	2006-2018
Mauritius	2016-2018
Poland	2014-2018
Austria	2014-2018
United Kingdom	2017-2018

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $18.5 million as of December 31, 2019. The Company had recorded $3.3 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustment of unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2020 - 2030	$13
2031 - 2039	1,478
No expiration	1,838
Total deferred tax assets	$3,329

Certain net operating loss carryforwards in the Company’s filed income tax returns include unrecognized tax benefits. The deferred tax assets recognized for those net operating loss carryforwards are presented net of these unrecognized tax benefits.

As of December 31, 2019, the Company has accumulated undistributed earnings generated by its foreign subsidiaries that significantly exceed the approximately $24.6 million of cash and cash equivalents held by its foreign subsidiaries. Because substantially all of these accumulated undistributed earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Act or have been subject to tax under the GILTI regime, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable. The Company intends, however, to indefinitely reinvest these earnings and expects its future US cash generation to be sufficient to meet its future US cash needs.

As of December 31, 2019, the Company’s unrecognized tax benefit totaled $0.8 million.  The current year unrecognized tax benefit increased due to an unfavorable change in foreign exchange rates. A portion of this adjustment has been recorded as a component of taxes payable, and a portion of this adjustment has been recorded as a reduction to deferred tax assets in the accompanying consolidated balance sheet as of December 31, 2019.  It is not anticipated that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits. The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s total amount of unrecognized tax benefit and changes to unrecognized tax benefit during the years ended December 31, 2019 and 2018 are summarized in the table below:

Amounts in thousands	2019	2018
Unrecognized tax benefit - January 1	$820	$803
Gross increases - tax positions in prior period	1	66
Gross decreases - tax positions in prior period	—	(49)
Gross increases - tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefit - December 31	$821	$820

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of less than $0.1 million during 2019 and 2018. The $0.8 million balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

-F43-

15.   FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS REPORTING

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the year ended December 31, 2019.

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2018
Amounts in thousands	Level 1	Level 2	Level 3
Interest rate swap asset (1)	$—	$169	$—

(1)	See “Derivative Instruments Reporting” below for detailed information regarding the Company’s interest rate swap agreements.

The Company determined the fair value of its interest rate swap agreements based on the notional amount of the swaps and the forward rate CAD-CDOR curve provided by Bloomberg and zero-coupon Canadian spot rates as of the valuation date. The Company classified these instruments as Level 2 because the inputs into the valuation model could be corroborated utilizing observable benchmark market rates at commonly quoted intervals. The interest rate swap agreements ended in December 2019 when the Company’s BMO Credit Agreement was repaid.

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2019, the Company wrote down the casino license, leasehold improvements and other assets at CCB based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England and, as a result, charged $16.5 million to impairment – intangible and tangible assets on its consolidated statement of (loss) earnings for the year ended December 31, 2019. During 2017, the Company transferred the LIM Center casino license at Casinos Poland to the Hilton Warsaw Hotel and, as a result, charged $0.1 million related to LIM Center leasehold improvements to operating costs and expenses during the year ended December 31, 2017. The Company classified these impairments as Level 3 because inputs into the valuation model were based on unobservable market information.

The Company applied the acquisition method of accounting for the Acquisition. Identifiable assets and liabilities assumed were recognized and measured at the fair value as of the acquisition date. The valuation of intangible assets was determined using an income approach methodology. The Company’s key assumptions include projected future revenues, customer attrition rates and discount rates. See Note 3 for more information about the Acquisition and accounting for the Acquisition.

-F44-

Long-Term Debt – The carrying value of the Company’s Macquarie Credit Agreement approximates fair value based on the recently negotiated terms and the variable interest paid on the obligation. The carrying value of the Company’s CCB credit agreement, CPL short-term lines of credit and credit agreements approximate fair value based on the variable interest paid on the obligations. The estimated fair values of the outstanding balances under the Macquarie Credit Agreement, CCB credit agreement and CPL lines of credit and credit agreements are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The fair values of the Company’s capital lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The Company had a valuation of the land at CDR completed in 2017 and the fair value of CDR’s land lease was CAD 28.6 million ($22.0 million based on the exchange rate in effect on December 31, 2019). The Company will update the valuation when factors indicate a revaluation is necessary. The estimated fair values of the outstanding balances related to the Company’s capital lease obligations and CDR’s land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of December 31, 2019 and 2018, the Company had no cash equivalents.

Derivative Instruments Reporting

In April 2016, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were repaid in December 2019 when the BMO Credit Agreement was repaid. The interest rate swaps were not designated as accounting hedges. These interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt.

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s consolidated statement of (loss) earnings. The location and effects of derivative instruments in the consolidated statements of earnings were as follows:

Amounts in thousands
		For the year
Derivatives not designated as	Income Statement	ended December 31,
ASC 815 hedges	Classification	2019	2018	2017
Interest Rate Swaps	Interest Expense	$712	$953	$476

The location and fair value amounts of the Company’s derivative instruments in the consolidated balance sheets were as follows:

Amounts in thousands		As of December 31, 2018
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)
Derivative assets:
Interest rate swaps - current	Other current assets	$94	$—	$94
Interest rate swaps - non-current	Deposits and other	75	—	75
Total derivative assets		$169	$—	$169

The interest rate swaps ended in December 2019, and there were no derivative assets on the Company’s consolidated balance sheet as of December 31, 2019.

-F45-

16.   SEGMENT AND GEOGRAPHIC INFORMATION

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

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment	Reporting Unit
United States	Colorado	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
	West Virginia	Mountaineer Casino, Racetrack & Resort
	Missouri	Century Casino Cape Girardeau
Century Casino Caruthersville
Canada	Edmonton	Century Casino & Hotel - Edmonton
Century Casino St. Albert
Century Mile Racetrack and Casino
	Calgary	Century Casino Calgary
Century Downs Racetrack and Casino
Century Bets! Inc.
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other
Century Casino Bath
Corporate Other

The Company’s chief operating decision maker is a management function comprised of two individuals. These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as a primary profit measure for its reportable segments. Adjusted EBITDA is a non-GAAP measure defined as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers.

-F46-

The following tables provide summary information regarding the Company’s segments for the years ended December 31, 2019,  2018 and 2017:

	For the year ended December 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$49,998	$80,650	$81,894	$5,685	$218,227

Earnings (loss) before income taxes	$7,843	$11,242	$6,814	$(37,866)	$(11,967)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,825	$6,669	$3,466	$(35,115)	$(19,155)
Interest expense (income), net (2)	1,635	5,312	197	1,085	8,229
Income taxes (benefit)	2,018	3,278	1,617	(2,739)	4,174
Depreciation and amortization	2,330	4,539	3,064	910	10,843
Net earnings (loss) attributable to non-controlling interests	—	1,295	1,731	(12)	3,014
Non-cash stock-based compensation	—	—	—	1,303	1,303
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(439)	(1,096)	16,709	15,174
Loss on disposition of fixed assets	17	20	413	345	795
Acquisition costs	—	—	—	5,366	5,366
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$11,825	$21,212	$9,392	$(12,148)	$30,281

Long-lived assets (3)	$354,468	$133,343	$13,765	$1,964	$503,540

Capital expenditures (4)	$1,148	$17,865	$4,188	$837	$24,038

(1)	Net operating revenue for Corporate and Other primarily relates to CCB and the Company’s cruise ship operations.
(2)

Expense of $1.6 million related to the Company’s Master Lease is included in interest expense (income), net in the United States segment. Expense of $2.2 million related to the Company’s CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Company’s Master Lease and CDR land lease were $3.8 million and $2.0 million, respectively, for the period presented.

(3)	Long-lived assets in the United States segment include $306.7 million related to the Acquired Casinos.
(4)	Capital expenditures in 2019 included construction costs of $15.0 million related to Century Mile in the Canada segment.
-F47-

	For the year ended December 31, 2018
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$33,483	$61,361	$68,209	$5,885	$168,938

Earnings (loss) before income taxes	$5,881	$10,973	$367	$(11,298)	$5,923

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$4,373	$7,715	$(153)	$(8,541)	$3,394
Interest expense (income), net (2)	1	3,895	206	12	4,114
Income taxes (benefit)	1,508	2,536	595	(2,722)	1,917
Depreciation and amortization	2,178	3,211	3,065	945	9,399
Net earnings (loss) attributable to non-controlling interests	—	722	(75)	(35)	612
Non-cash stock-based compensation	—	—	—	868	868
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(235)	(428)	2	(661)
Loss on disposition of fixed assets	1	10	1,054	25	1,090
Pre-opening expenses	—	1,668	626	350	2,644
Adjusted EBITDA	$8,061	$19,522	$4,890	$(9,096)	$23,377

Long-lived assets	$48,381	$115,861	$12,465	$10,310	$187,017

Capital expenditures (3)	$1,183	$42,029	$5,134	$8,428	$56,774

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)

Expense of $2.1 million related to the Company’s CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Company’s CDR land lease were $2.1 million for the period presented.

(3)	Capital expenditures in 2018 included construction costs of $40.0 million related to Century Mile in the Canada segment.

-F48-

	For the year ended December 31, 2017
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$32,154	$57,732	$59,796	$4,387	$154,069

Earnings (loss) before income taxes	$5,597	$11,685	$3,304	$(8,135)	$12,451

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,469	$7,681	$1,280	$(6,171)	$6,259
Interest expense (income), net (2)	2	3,487	105	(25)	3,569
Income taxes (benefit)	2,128	3,008	1,388	(1,964)	4,560
Depreciation and amortization	2,405	3,427	2,747	366	8,945
Net earnings attributable to non-controlling interests	—	996	636	—	1,632
Non-cash stock-based compensation	—	—	—	669	669
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(564)	(822)	24	(1,362)
Loss on disposition of fixed assets	1	83	535	3	622
Acquisition costs	—	28	—	327	355
Pre-opening expenses	—	25	537	275	837
Adjusted EBITDA	$8,005	$18,171	$6,406	$(6,496)	$26,086

Long-lived assets	$49,403	$86,361	$12,512	$4,502	$152,778

Capital expenditures (3)	$672	$6,476	$2,186	$1,793	$11,127

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)

Expense of $2.0 million related to the Company’s CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Company’s CDR land lease were $1.8 million for the period presented.

(3)

Capital expenditures in 2017 included purchases of property and equipment of $4.6 million related to Century Mile in the Canada segment and $1.5 million related to CCB in the Corporate and Other segment.

17.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

Casinos Poland

Since 2011, the Polish IRS has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through December 31, 2019, CPL has paid PLN 14.3 million ($4.2 million) to the Polish IRS related to these audits. In April 2018, a Polish appeals court issued a verbal decision on the 2009 tax audit, ruling in favor of the Polish IRS. The Company previously paid the amount owed related to this audit. In May 2018, the Polish IRS issued an official decision on the 2012 and 2013 tax audits and, as a result of the decision, CPL paid PLN 4.9 million ($1.3 million).

-F49-

The Company adjusted its contingent liability related to the CPL taxes to remove the estimated taxes accrued for the 2014 tax year due to the statute of limitations expiring. The adjustment reduced the contingent liability by PLN 2.2 million ($0.6 million) in December 2019 and was recorded as gain on foreign currency transactions, cost recovery income and other on the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2019.

The balance of the estimated potential contingent liability on the Company’s consolidated balance sheet for all open periods as of December 31, 2019 is PLN 1.3 million ($0.3 million based on the exchange rate in effect on December 31, 2019). The Company has evaluated the contingent liability recorded on its consolidated balance sheet as of December 31, 2019 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of December 31, 2019. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of December 31, 2019. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In October 2016, the Company filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. The Company sought to collect amounts owed to the Company by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which the Company acquired the additional 33.3% interest in CPL. In June 2017, an arbitrator ruled in favor of CPL, and LOT Polish Airlines paid the Company PLN 1.2 million ($0.3 million) related to this claim in the third quarter of 2018.

Distribution to Non-Controlling Interest – The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed $0.4 million, $0.6 million and $0.6 million related to the infrastructure to CDR’s non-controlling shareholders during the years ended December 31, 2019, 2018 and 2017, respectively.

Employee Benefit Plans – The Company provides its employees in the United States with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. The Company contributed $0.1 million for each of the years ended December 31, 2019, 2018 and 2017.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan (the “RSP Plan”) and Registered Pension Plan (the “RPP Plan”, and collectively the “RSP and RPP Plans”). The RSP and RPP Plans allow eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants in the RPP Plan become fully vested in employer contributions over a two-year period, and participants in the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.2 million to the RSP and RPP Plans during each of the years ended December 31, 2019,  2018 and 2017.

18.   TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management & Consulting AG (“Flyfish”), a management company controlled by Co CEO Erwin Haitzmann, and with Focus Lifestyle and Entertainment AG (“Focus”), a management company controlled by Co CEO Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings (loss) are charges from both Flyfish and Focus for a total of $0.7 million for each of the years ended December 31, 2019,  2018 and 2017.

-F50-

19.   UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2019 and 2018 are as follows:

	For the year ended December 31, 2019
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter (1)	3rd Quarter	4th Quarter (2)
Net operating revenue	$45,613	$52,445	$52,935	$67,236
Earnings (loss) from operations	3,446	2,598	3,480	(14,745)
Net earnings (loss)	1,723	358	1,047	(19,269)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	1,068	(565)	482	(20,140)
Basic earnings per share:
Earnings (loss) from operations	$0.12	$0.09	$0.12	$(0.50)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.04	$(0.02)	$0.02	$(0.68)
Diluted earnings per share:
Earnings (loss) from operations	$0.11	$0.09	$0.12	$(0.50)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.04	$(0.02)	$0.02	$(0.68)

	For the year ended December 31, 2018
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter (3)	3rd Quarter	4th Quarter
Net operating revenue	$40,620	$39,648	$43,564	$45,106
Earnings from operations	3,251	996	3,234	1,976
Net earnings	1,319	97	1,795	790
Net earnings attributable to Century Casinos, Inc. shareholders	926	317	1,640	506
Basic earnings per share:
Earnings from operations	$0.11	$0.03	$0.11	$0.07
Net earnings attributable to Century Casinos, Inc. shareholders	$0.03	$0.01	$0.06	$0.02
Diluted earnings per share:
Earnings from operations	$0.11	$0.03	$0.11	$0.07
Net earnings attributable to Century Casinos, Inc. shareholders	$0.03	$0.01	$0.05	$0.02

(1)	CMR began operating in April 2019.
(2)	The Company completed the Acquisition in December 2019. See Note 3. In addition, the Company impaired assets related to CCB in December 2019. See Notes 5, 6 and 10.
(3)	CCB began operating in May 2018.

20.   SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its consolidated financial statements and related notes. The Company did not identify any material subsequent events impacting its financial statements in this report.

-F51-