Form 10-Q
period 2020-03-31
CENTURY CASINOS INC /CO/
filed 2020-05-20
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,575,962 shares of common stock, $0.01 par value per share, were outstanding as of May 14, 2020.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$63,676	$54,754
Receivables, net	3,532	11,371
Prepaid expenses	8,689	10,379
Inventories	1,893	2,046
Other current assets	903	816
Total Current Assets	78,693	79,366

Property and equipment, net	490,307	503,933
Leased right-of-use assets, net	33,288	37,040
Goodwill	9,788	32,936
Intangible assets, net	53,887	67,061
Deferred income taxes	1,507	2,447
Cost investment	—	1,000
Note receivable, net of current portion and unamortized discount	426	423
Deposits and other	2,226	2,694
Total Assets	$670,122	$726,900

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$10,572	$3,157
Current portion of operating lease liabilities	3,938	4,235
Current portion of finance lease liabilities	146	161
Accounts payable	6,467	5,200
Accrued liabilities	18,595	21,707
Accrued payroll	9,894	13,201
Taxes payable	2,833	8,575
Contingent liability (Note 8)	1,035	334
Total Current Liabilities	53,480	56,570

Long-term debt, net of current portion and deferred financing costs (Note 6)	183,457	175,806
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 7)	276,636	275,605
Operating lease liabilities, net of current portion	38,852	42,942
Finance lease liabilities, net of current portion	160	217
Taxes payable and other	2,584	2,672
Deferred income taxes	2,279	1,013
Total Liabilities	557,448	554,825
Commitments and Contingencies (Note 8)

See notes to unaudited condensed consolidated financial statements.

- Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2020	2019
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,575,962 and 29,500,327 shares issued and outstanding	296	295
Additional paid-in capital	115,770	115,784
Retained earnings	10,813	56,669
Accumulated other comprehensive loss	(22,280)	(9,442)
Total Century Casinos, Inc. Shareholders' Equity	104,599	163,306
Non-controlling interests	8,075	8,769
Total Equity	112,674	172,075
Total Liabilities and Equity	$670,122	$726,900

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2020	2019
Operating revenue:
Gaming	$74,292	$37,340
Hotel	1,816	446
Food and beverage	6,552	3,752
Other	4,996	4,075
Net operating revenue	87,656	45,613
Operating costs and expenses:
Gaming	42,043	19,566
Hotel	724	178
Food and beverage	6,670	3,929
General and administrative	29,532	16,055
Depreciation and amortization	6,495	2,425
Impairment - goodwill and intangible assets	33,964	—
Total operating costs and expenses	119,428	42,153
Loss from equity investment	—	(14)
(Loss) earnings from operations	(31,772)	3,446
Non-operating income (expense):
Interest income	1	4
Interest expense	(11,367)	(1,258)
Gain on foreign currency transactions, cost recovery income and other	1	247
Non-operating (expense) income, net	(11,365)	(1,007)
(Loss) earnings before income taxes	(43,137)	2,439
Income tax expense	(2,524)	(716)
Net (loss) earnings	(45,661)	1,723
Net earnings attributable to non-controlling interests	(195)	(655)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(45,856)	$1,068

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(1.55)	$0.04
Diluted	$(1.55)	$0.04
Weighted average shares outstanding - basic	29,507	29,439
Weighted average shares outstanding - diluted	29,507	30,052

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2020	2019

Net (loss) earnings	$(45,661)	$1,723

Other comprehensive (loss) income
Foreign currency translation adjustments	(13,727)	1,368
Other comprehensive (loss) income	(13,727)	1,368
Comprehensive (loss) income	$(59,388)	$3,091

Comprehensive (loss) income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(195)	(655)
Foreign currency translation adjustments	889	61
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(58,694)	$2,497

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for share information	2020	2019
Common Stock
Balance, beginning of period	$295	$294
Performance stock unit issuance	1	—
Balance, end of period	296	294

Additional Paid-in Capital
Balance, beginning of period	$115,784	$114,214
Amortization of stock-based compensation (1)	(14)	261
Balance, end of period	115,770	114,475

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(9,442)	$(14,243)
Foreign currency translation adjustment	(12,838)	1,429
Balance, end of period	(22,280)	(12,814)

Retained Earnings
Balance, beginning of period	$56,669	$76,056
Net (loss) earnings	(45,856)	1,068
Cumulative effect of accounting change (2)	—	(232)
Balance, end of period	10,813	76,892

Total Century Casinos, Inc. Shareholders' Equity	$104,599	$178,847

Noncontrolling Interests
Balance, beginning of period	$8,769	$7,062
Net earnings	195	655
Foreign currency translation adjustment	(889)	(61)
Distribution to non-controlling interest	—	(37)
Cumulative effect of accounting change (2)	—	(49)
Balance, end of period	8,075	7,570

Total Equity	$112,674	$186,417

Common shares issued	75,635	—

See notes to unaudited condensed consolidated financial statements.

(1)Includes forfeiture credit for cancelled shares.

(2)Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-02. See Note 13 to the unaudited condensed consolidated financial statements for further details on the adoption of this accounting standard.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2020	2019

Cash Flows provided by Operating Activities:
Net (loss) earnings	$(45,661)	$1,723
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	6,495	2,425
Lease amortization	599	—
Loss on disposition of fixed assets	3	59
Adjustment of contingent liability (Note 8)	734	25
Unrealized loss on interest rate swaps	—	103
Amortization of stock-based compensation expense	(14)	261
Amortization of deferred financing costs and discount on note receivable	398	30
Impairment (Note 4 and Note 5)	33,964	—
Deferred taxes	2,207	(158)
Loss from unconsolidated subsidiary	—	14
Cashless stock issuance	1	—
Changes in Operating Assets and Liabilities:
Receivables, net	7,574	(881)
Prepaid expenses and other assets	1,731	(1,440)
Accounts payable	441	(385)
Accrued liabilities	4,671	1,855
Inventories	69	20
Other operating liabilities	—	(252)
Accrued payroll	(2,925)	(651)
Taxes payable	(5,614)	1,478
Net cash provided by operating activities	4,673	4,226

Cash Flows used in Investing Activities:
Purchases of property and equipment	(4,370)	(7,631)
Net cash used in investing activities	(4,370)	(7,631)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months
	ended March 31,
Amounts in thousands	2020	2019

Cash Flows provided by Financing Activities:
Proceeds from borrowings	17,351	9,173
Principal payments	(6,992)	(1,909)
Payment of deferred financing costs	(491)	—
Distribution to non-controlling interest	—	(37)
Net cash provided by financing activities	9,868	7,227

Effect of Exchange Rate Changes on Cash	$(1,304)	$163

Increase in Cash, Cash Equivalents and Restricted Cash	$8,867	$3,985

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$55,640	$46,284
Cash, Cash Equivalents and Restricted Cash at End of Period	$64,507	$50,269

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,828	$1,053
Income taxes paid	$893	$502

Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,153	$5,499

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of March 31, 2020 are detailed below.

The Company owns, operates and manages the following casinos through wholly-owned subsidiaries in North America and England:

•The Century Casino & Hotel in Central City, Colorado (“CTL”)

•The Century Casino & Hotel in Cripple Creek, Colorado (“CRC”)

•Mountaineer Casino, Racetrack & Resort in New Cumberland, West Virginia (“Mountaineer” or “MTR”)

•The Century Casino Cape Girardeau, Missouri (“Cape Girardeau” or “CCG”)

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”)

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”); and

•The Century Casino Calgary, Alberta, Canada (“CAL”)

In March 2020, the Company announced that it had temporarily closed its casinos to comply with quarantines issued by governments to contain the spread of the coronavirus (“COVID-19”) pandemic. On March 17, 2020, the Company also announced that it had permanently closed Century Casino Bath (“CCB”). On May 6, 2020, CCB entered into a Creditors Voluntary Liquidation (“CVL”). Prior to entering into the CVL, CCB voluntarily surrendered its casino gaming license on April 28, 2020.

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

The Company has a controlling financial interest through its wholly-owned subsidiary CRM in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of March 31, 2020, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

•The Company owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino (“CDR” or “Century Downs”). CDR operates Century Downs Racetrack and Casino, a racing and entertainment center (“REC”) in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. The remaining 25% of CDR is owned by unaffiliated shareholders and is reported as a non-controlling financial interest.

The Company has the following concession, management and consulting service agreements:

•As of March 31, 2020, the Company had concession agreements with TUI Cruises for five ship-based casinos. The ships have not sailed since March 2020 due to COVID-19. The Company’s concession agreement for four of the ship-based casinos that the Company operated prior to their closures in March 2020 ended on May 12, 2020.

•The Company, through its subsidiary CRM, has a 7.5% ownership interest in Mendoza Central Entretenimientos S.A., an Argentinian company (“MCE”). In addition, CRM provides advice to MCE on casino matters pursuant to a consulting agreement in exchange for a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). In March 2020, the Company impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE due to assessments made related to the impact of COVID-19 on MCE. See Note 4 for additional information related to MCE.

•The Company, through its subsidiary CRM, had a 51% ownership interest in Golden Hospitality Ltd. (“GHL”). The Company sold its interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. The Company recognized a loss on the sale of its investment of less than $0.1 million in general and administrative expenses on its condensed consolidated statement of (loss) earnings for the year ended December 31, 2019. The sale of the Company’s equity interest in GHL also ended its equity interest in Minh Chau Ltd. (“MCL”). See Note 4 for additional information related to GHL and MCL.

Going Concern and Recent Developments Related to COVID-19

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic has had an adverse effect on the Company’s first quarter 2020 results of operations and financial condition, and the Company expects this situation will have an adverse impact on the Company’s second quarter 2020 results. Between March 14, 2020 and March 17, 2020, the Company closed all of its casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. The Company anticipates a phased approach to reopening will be recommended by government officials in the jurisdictions where it operates, which could include reduced levels of gaming space, social distancing at slot machines and table games or reduced capacity within the casino, limited restaurant operating hours or continued closure of restaurants, requirements to wear face masks, including the potential to require guests to wear face masks, increased frequency of disinfecting surfaces and other measures to account for varying levels of demand. The Company’s casinos rely on a local customer base and, as such, the Company anticipates that its operations could resume at a quicker rate than those of casinos at destination resorts. The timing for reopening the Company’s locations will depend on determinations by governments in each jurisdiction. The Company’s Polish locations reopened on May 18, 2020. Based on information currently available, the Company is anticipating reopening most other locations beginning in June 2020 and no later than August 2020. However, the Company cannot predict how quickly customers will return to its casinos. The Company permanently closed Century Casino Bath in March 2020, and the Company’s concession agreement for four of the ship-based casinos that the Company operated prior to their closures in March 2020 ended on May 12, 2020.

Due to the temporary closures of its casinos, hotels and other facilities, the Company has taken actions to reduce operating costs, including furloughing most of its personnel and implementing reduced work weeks for other personnel. During the closures, the Company will continue to pay benefits to its United States and Canadian employees, inclusive of part time employees, through May 2020. In Poland, all employees were paid reduced salaries based on local employment laws. As of April 30, 2020, the Company had $50.0 million in cash on hand to fund future operations and make required payments under its credit agreements as they become due within one year after the date that these condensed consolidated financial statements are issued. The Company currently is not generating any revenue from its properties and estimates that the net cash outflow during the time the operations continue to be fully suspended will be, on average, approximately $8.0 million per month. Management estimates that the Company will need approximately $19.8 million to reopen operations and cover short-term cash needs at the casinos.

In March 2020, as a proactive measure to increase its cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, the Company borrowed an additional $17.4 million on its revolving credit facility with Macquarie Capital (“Macquarie”) and its credit agreement with UniCredit Bank Austria AG (“UniCredit”). The Company has no remaining availability under these credit facilities. As of March 31, 2020, the Company was in compliance with all financial covenants under its credit agreements. However, based on the anticipated timing of reopening the Company’s casinos, hotels and other operations, management is projecting a potential violation of a financial covenant related to the Macquarie revolving credit facility. If the financial covenant is not met and the amount outstanding under the revolving credit facility exceeds $3.5 million, Macquarie could demand repayment of the outstanding balance, and there is uncertainty whether the Company would have sufficient liquidity to finance its operations and repay its revolving credit facility within one year after the condensed consolidated financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and events, management obtained from Macquarie a proposal for a covenant waiver and terms for additional financing under the revolving credit facility which would be sufficient to mitigate conditions and events that raise substantial doubt. Management plans to execute one or both of these proposals only if there is an actual covenant violation or need for additional liquidity. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Additional Projects and Other Developments

Bermuda

In August 2017, the Company announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, it had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino would feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé. The Company’s subsidiary, CRM, entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if a license is awarded. CRM would also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded. In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. The Parliament of Bermuda has not yet adopted these rules and regulations, and the Company does not currently expect this project to go forward.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	March 31,	March 31,
Amounts in thousands	2020	2019
Cash and cash equivalents	$63,676	$49,533
Restricted cash included in deposits and other	831	736
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$64,507	$50,269

As of March 31, 2020, restricted cash included $0.6 million in deposits and other related to a cash guarantee under the CCB loan agreement that CRM assumed in February 2020, $0.2 million in deposits and other related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits and other related to an insurance policy.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Management’s use of estimates includes estimates for property and equipment, goodwill, intangible assets and income tax.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	March 31,	December 31,
Ending Rates	2020	2019
Canadian dollar (CAD)	1.4187	1.2988
Euros (EUR)	0.9104	0.8906
Polish zloty (PLN)	4.1339	3.7873
British pound (GBP)	0.8059	0.7563

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2020	2019	% Change
Canadian dollar (CAD)	1.3429	1.3294	(1.0%)
Euros (EUR)	0.9074	0.8808	(3.0%)
Polish zloty (PLN)	3.9221	3.7869	(3.6%)
British pound (GBP)	0.7816	0.7683	(1.7%)
Source: Pacific Exchange Rate Service

2. SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements – The Company has recently adopted the following accounting pronouncements:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2017-04 on a prospective basis on January 1, 2020. The adoption of the standard did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The objective of ASU 2018-13 is to modify disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be adopted using the prospective method for certain disclosures within the guidance and retrospectively upon the effective date. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of the standard did not have a material impact on the Company’s financial statements or its disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020 using the prospective method and accounts for new contracts that are service arrangements using this guidance. The adoption of the standard did not have a material impact on the Company’s financial statements.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The objective of ASU 2018-17 is to improve (i) the application of variable interest entity guidance to private companies under common control and (ii) consideration of indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-17 on January 1, 2020. The adoption of the standard did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Pending Adoption – The Company has not yet adopted the following accounting pronouncements:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is (i) to simplify the accounting for income taxes by removing certain exceptions, (ii) to update certain requirements to simplify the accounting for income taxes, and (iii) to make minor codification improvements for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective from March 12, 2020 through December 31, 2022. The Company is evaluating the expedients and exceptions provided by this standard.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto

3.ACQUISITIONS

On December 6, 2019, the Company completed the Acquisition of the operations of the Acquired Casinos from Eldorado Resorts. Immediately prior to the Acquisition, the real estate assets underlying the Acquired Casinos were sold to an affiliate of VICI Properties Inc. (“VICI PropCo”). On the closing date, certain subsidiaries of the Company and subsidiaries of VICI PropCo entered into a triple net lease agreement (the “Master Lease”) for the three Acquired Casino properties. The Master Lease has an initial annual rent of approximately $25.0 million and an initial term of 15 years, with four five year renewal options. The Master Lease was evaluated as a sale-leaseback of real estate. The Company determined that the Master Lease did not qualify for sale-leaseback accounting and accounted for the transaction as a financing obligation. See Note 7 for additional information about the Master Lease.

The Company paid for the Acquisition using a portion of the $180.0 million credit facility from Macquarie Capital (the “Macquarie Credit Agreement”) (see Note 6). The total consideration of $388.4 million (the “Purchase Price”) for the Acquisition was paid through the Macquarie Credit Agreement and by VICI PropCo in connection with its purchase of the real estate assets underlying the Acquired Casinos.

In connection with the Acquisition, the Company made an initial payment to the seller of $110.6 million on December 6, 2019. This amount included a base price of $107.2 million plus an adjustment based on the estimated working capital of the acquired entities at closing.

As of December 6, 2019, the Company began consolidating the Acquired Casinos as wholly-owned subsidiaries. CCG contributed $13.5 million in net operating revenue and ($22.8) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2020. CCV contributed $8.1 million in net operating revenue and ($8.3) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2020. MTR contributed $25.1 million in net operating revenue and ($2.6) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2020.

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

The fair value of the assets acquired and liabilities assumed (excluding cash and restricted cash received) was determined to be $96.6 million as of the acquisition date. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

•multi-period excess earnings method;

•cost method;

•capitalized cash flow method;

•relief from royalty method;

•discounted cash flow method; and

•direct market value approach.

Both the income and market approach valuation methodologies used for the identifiable net assets acquired in the Acquisition use Level 3 inputs and are provisional pending development of a final valuation.

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

The fair value of the trade names was valued using the relief from royalty method. The relief from royalty method presumes that, without ownership of the asset, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, the Company avoids any such payments and records the related intangible value of the trade name. The primary assumptions in the valuation included projected revenue, a pre-tax royalty rate, the trade name’s useful life, and tax expense. The Company has assigned the Mountaineer trade name a 10 year useful life after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name.

The Company has assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”). The standard requires the Company to consider, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The Acquired Casinos currently have licenses in Missouri and West Virginia. The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, the Company’s historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, the Company has concluded that the useful lives of these licenses are indefinite.

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

(1)See Note 7 for additional information about the Master Lease.

The following table details the purchase consideration net cash outflow.

Amounts in thousands
Outflow of cash to acquire subsidiaries, net of cash acquired
Cash consideration	$110,571
Less: cash and restricted cash balances acquired	(13,942)
Net cash used in investing activities	$96,629

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.2 million for the three months ended March 31, 2020 in connection with the Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate and Other segment.

Ancillary Agreements

In connection with the Acquisition, the Company and the sellers entered into a transition services agreement dated December 6, 2019, whereby the sellers agreed to provide the Company with certain transitional services following the Acquisition. The agreement compensates the sellers for services following the Acquisition as performed by employees at stated hourly rates. Fees incurred by the Company under the agreement amounted to $0.5 million during the three months ended March 31, 2020 and were recorded as general and administrative expenses in the Corporate and Other segment.

Acquisition-Related Contingencies

Each of the acquired entities is a party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before December 6, 2019. Estimated losses have been accrued as of the Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. The Company accrued $1.0 million related to these contingencies as accrued liabilities on its consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Acquisition for the three months ended March 31, 2019 including (i) removal of acquisition costs reported by the Company, (ii) pro forma adjustments to record the removal of interest expense related to the BMO Credit Agreement (as defined below), (iii) pro forma adjustments to record interest expense related to the Macquarie Credit Agreement and Master Lease, (iv) pro forma adjustments to record depreciation for assets acquired in the Acquisition, and (v) an estimated tax impact. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results. For the purposes of this table, financial information has been provided for the three months ended March 31, 2019 for the Acquired Casinos and the Company.

Amounts in thousands, except for per share information	(Unaudited)
Net operating revenue	$100,106
Net earnings attributable to Century Casinos, Inc. shareholders	$3,089
Basic and diluted earnings per share	$0.10

4.INVESTMENTS

Cost Investment

Mendoza Central Entretenimientos S.A.

In October 2014, CRM entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CRM purchased 7.5% of the shares of MCE for $1.0 million. Pursuant to the MCE Agreement, CRM is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina that is owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CRM has appointed one director to MCE’s board of directors and had a three year option through October 2017 to purchase up to 50% of the shares of MCE, which the Company did not exercise.

In March 2020, the Company assessed the MCE investment due to COVID-19. Casino de Mendoza, MCE’s only customer, temporarily closed in March 2020. The investment was valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in no value, and (ii) a value in exchange basis which resulted in no value due to the current circumstances of COVID-19. The Company charged $1.0 million to impairment – goodwill and intangible assets in the Corporate and Other segment on the Company’s condensed consolidated statement of (loss) earnings for the three months ended March 31, 2020.

Equity Investment

Minh Chau Ltd.

In April 2018, CRM acquired a 51% ownership interest in GHL for $0.6 million. GHL entered into an agreement with MCL and its owners, pursuant to which GHL agreed to purchase up to a total of 51% of MCL over a three year period for approximately $3.6 million. GHL had the option to purchase an additional 19% ownership interest in MCL for a total of 70% of MCL under certain conditions. As of May 2019, GHL had paid $0.6 million for a total ownership interest in MCL of 9.21%. GHL and MCL also entered into a management agreement, which provided that GHL would manage the operations at MCL’s hotel and international entertainment and gaming club in exchange for receiving a portion of MCL’s net profit. The Company accounted for GHL’s interest in MCL as an equity investment. The Company excluded the presentation of MCL’s stand-alone financial information after it determined that it is not significant compared to the Company’s consolidated results.

In May 2019, the Company sold its ownership interest in GHL to the unaffiliated shareholders of GHL for a $0.7 million non-interest bearing promissory note. The Company derecognized the equity investment in MCL on its condensed consolidated balance sheets as a result of the sale and is no longer an indirect party to the agreements between GHL and MCL.

5.GOODWILL AND INTANGIBLE ASSETS

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of March 31, 2020 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi period excess earnings model and the relief from royalty method under the income approach. The Company impaired the casino license at Century Casino Bath in December 2019.

During the first quarter of 2020, as a result of the COVID-19 pandemic and associated closure of its casinos, the Company concluded these triggering events could indicate possible impairment of its goodwill and indefinite-lived intangible assets. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill and casino licenses related to certain reporting units were impaired. The Company recorded $33.0 million to impairment – goodwill and intangible assets on its condensed consolidated statement of (loss) earnings for the three months ended March 31, 2020 related to the impairment of its goodwill and casino licenses for certain reporting units. The impairment analysis required management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

Goodwill

Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	Balance at January 1, 2020	Impairment	Currency translation	Balance at March 31, 2020
Goodwill, net by segment:
United States	$18,629	$(18,629)	$—	$—
Canada	7,550	(3,375)	(577)	3,598
Poland	6,757	—	(567)	6,190
	$32,936	$(22,004)	$(1,144)	$9,788

Intangible Assets

Intangible assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2020	2019
Finite-lived
Casino licenses	$2,712	$2,960
Less: accumulated amortization	(921)	(882)
	1,791	2,078
Trademarks	2,368	2,368
Less: accumulated amortization	(79)	(19)
	2,289	2,349
Players Club Lists	20,373	20,373
Less: accumulated amortization	(970)	(240)
	19,403	20,133
Total finite-lived intangible assets, net	23,483	24,560
Indefinite-lived
Casino licenses	28,820	40,782
Trademarks	1,584	1,719
Total indefinite-lived intangible assets	30,404	42,501
Total intangible assets, net	$53,887	$67,061

Trademarks

The Company currently owns three trademarks, the Century Casinos trademark, the Mountaineer trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that the Mountaineer trademark, reported in the United States segment, has a useful life of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name. As such the trademark will be amortized over its useful life. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of (loss) earnings. Changes in the carrying amount of the Mountaineer trademark are as follows:

Amounts in thousands	Balance at January 1, 2020	Amortization	Balance at March 31, 2020
United States	$2,349	$(60)	$2,289

As of March 31, 2020, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2020	$177
2021	237
2022	237
2023	237
2024	237
Thereafter	1,164
$2,289

The weighted-average amortization period of the Mountaineer trademark is 9.7 years.

Trademarks: Indefinite-Lived

The Company has determined the Century Casinos trademark, reported in the Corporate and Other segment, and the Casinos Poland trademark, reported in the Poland segment, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s condensed consolidated statement of (loss) earnings. Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2020	Currency translation	Balance at March 31, 2020
Poland	$1,611	$(135)	$1,476
Corporate and Other	108	—	108
	$1,719	$(135)	$1,584

Casino Licenses: Finite-Lived

As of March 31, 2020, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2020	Amortization	Currency translation	Balance at March 31, 2020
Poland	$2,078	$(119)	$(168)	$1,791

As of March 31, 2020, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2020	$340
2021	453
2022	440
2023	378
2024	154
Thereafter	26
$1,791

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the current CPL casino licenses expire is 3.9 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission and the West Virginia Lottery Commission and held in the Canada segment from the Alberta Gaming, Liquor and Cannabis Commission and Horse Racing Alberta are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statement of (loss) earnings. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2020	Impairment	Currency translation	Balance at March 31, 2020
United States	$28,922	$(10,960)	$—	$17,962
Canada	11,860	—	(1,002)	10,858
	$40,782	$(10,960)	$(1,002)	$28,820

Player’s Club Lists

The Company has determined that the player’s club lists, reported in the United States segment, have a useful life of seven years based on estimated revenue attrition among the player’s club members over each property’s historical operations as estimated by management. As such, the player’s club lists will be amortized over their useful lives. Changes in the carrying amount of the player’s club lists are as follows:

Amounts in thousands	Balance at January 1, 2020	Amortization	Balance at March 31, 2020
United States	$20,133	$(730)	$19,403

As of March 31, 2020, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2020	$2,183
2021	2,910
2022	2,910
2023	2,910
2024	2,910
Thereafter	5,580
$19,403

The weighted-average amortization period for the player’s club lists is 6.7 years.

6. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2020 and December 31, 2019 consisted of the following:

Amounts in thousands	March 31, 2020		December 31, 2019
Credit agreement - Macquarie	$179,525	7.16%	$170,000	7.22%
Credit agreements - CPL	1,591	3.65%	1,966	3.13%
UniCredit loan (1)	1,861	2.24%	1,983	2.47%
UniCredit agreement	7,400	2.60%	—	—
Financing obligation - CDR land lease	13,742	13.97%	15,012	14.88%
Total principal	$204,119	7.49%	$188,961	7.06%
Deferred financing costs	(10,090)		(9,998)
Total long-term debt	$194,029		$178,963
Less current portion	(10,572)		(3,157)
Long-term portion	$183,457		$175,806

(1)CRM assumed the UniCredit loan to CCB in February 2020.

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaces the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Term Loan”) and a $10.0 million revolving credit facility (the “Revolving Facility”). The Revolving Facility includes up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Term Loan to fund the Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In March 2020, the Company drew $10.0 million on the Revolving Facility. As of March 31, 2020, the outstanding balances of the Term Loan and Revolving Facility were $169.5 million and $10.0 million, respectively, and the Company had no available borrowings under the Revolving Facility.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit participation fees equal to the applicable margin then in effect for LIBOR Loans multiplied by the average aggregate daily maximum amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Commitment fees of less than $0.1 million were recorded as interest expense in the condensed consolidated statement of (loss) earnings for the three months ended March 31, 2020.

The Macquarie Credit Agreement requires the Company to prepay the Term Loan, subject to certain exceptions, with:

•100% of the net cash proceeds of certain non-ordinary course asset sales or certain casualty events, subject to certain exceptions; and

•50% of the Company’s annual Excess Cash Flow (as defined in the Macquarie Credit Agreement) (which percentage will be reduced to 25% if the Consolidated First Lien Net Leverage Ratio is greater than 2.25 to 1.00 but less than or equal to 2.75 to 1.00, and to 0% if the Consolidated First Lien Net Leverage Ratio is less than or equal to 2.25 to 1.00).

The Macquarie Credit Agreement provides that the Term Loan may be prepaid, subject to a prepayment premium in an amount equal to 1.00% of the principal amount of the Term Loan if such event occurs on or before the date that is 12 months following the Acquisition closing date.

The borrowings under the Macquarie Credit Agreement are guaranteed by the material subsidiaries of the Company, subject to certain exceptions, and are secured by a pledge (and, with respect to real property, mortgage) of substantially all of the existing and future property and assets of the Company and the guarantors, subject to certain exceptions.

The Macquarie Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Macquarie Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all financial covenants of the Macquarie Credit Agreement as of March 31, 2020.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company recognized $10.6 million in deferred financing costs related to the Macquarie Credit Agreement as of March 31, 2020. Amortization expenses relating to Macquarie Credit Agreement deferred financing costs were $0.4 million for the three months ended March 31, 2020. These costs are included in interest expense in the condensed consolidated statement of (loss) earnings for the three months ended March 31, 2020.

Casinos Poland

As of March 31, 2020, CPL had a short-term line of credit with Alior Bank used to finance current operations. The line of credit bears an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. As of March 31, 2020, the credit facility had no outstanding balance, and Alior Bank had secured bank guarantees of PLN 3.4 million ($0.8 million based on the exchange rate in effect on March 31, 2020) and approximately PLN 9.6 million ($2.3 million based on the exchange rate in effect on March 31, 2020) was available for borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of March 31, 2020. The borrowing capacity of the credit facility was reduced to PLN 4.0 million as of April 30, 2020, and the credit facility may only be used to secure bank guarantees through April 30, 2021.

As of March 31, 2020, CPL also had four credit agreements with mBank as detailed below.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that was used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of March 31, 2020, the credit agreement had an outstanding balance of PLN 2.0 million ($0.5 million based on the exchange rate in effect on March 31, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 1.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.3% to 0.4%, liquidity ratios no less than 1.3 and a debt ratio not higher than 60%. CPL was in compliance with all financial covenants of this credit agreement as of March 31, 2020.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that was used to renovate and enlarge the casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of March 31, 2020, the credit agreement had an outstanding balance of PLN 2.7 million ($0.7 million based on the exchange rate in effect on March 31, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. CPL was in compliance with all financial covenants of this credit agreement as of March 31, 2020.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that will be used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of March 31, 2020, the credit agreement had an outstanding balance of PLN 1.9 million ($0.5 million based on the exchange rate in effect on March 31, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. CPL was in compliance with all financial covenants of this credit agreement as of March 31, 2020.

As of March 31, 2020, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 1.40% with a borrowing capacity of PLN 5.0 million. As of March 31, 2020, the credit facility had no outstanding balance and approximately PLN 5.0 million ($1.2 million based on the exchange rate in effect on March 31, 2020) was available for additional borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was in compliance with all financial covenants of this credit facility as of March 31, 2020. The line of credit terminates on May 28, 2020.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on March 31, 2020). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on March 31, 2020) with mBank and will terminate in June 2024 and January 2025. In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.8 million ($0.2 million based on the exchange rate in effect on March 31, 2020) in deposits for this purpose as of March 31, 2020. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit (the “UniCredit Loan”). In February 2020, the Company’s subsidiary CRM assumed the UniCredit Loan. The UniCredit Loan matures in September 30, 2023 and bears interest at the LIBOR plus 1.625%. Proceeds from the loan were used for construction and fitting out of CCB. As of March 31, 2020, the amount outstanding on the UniCredit Loan was GBP 1.5 million ($1.9 million based on the exchange rate in effect on March 31, 2020). CRM has no further borrowing availability under the loan agreement. The loan is guaranteed by a $0.6 million cash guarantee. The amount of this guarantee is included in deposits and other on the Company’s condensed consolidated balance sheets.

In August 2018, CRM entered into a loan agreement with UniCredit (the “UniCredit Agreement”) for a revolving line of credit of up to EUR 7.0 million ($7.7 million based on the exchange rate in effect on March 31, 2020) to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. The borrowings may be denominated in EUR, bearing an interest rate of EURIBOR plus a margin of 1.5%, or USD, bearing an interest rate of LIBOR plus a margin of 1.5%. The line of credit is available until terminated by either party. Funds can be borrowed with terms of 1, 3, 6, 9 or 12 months. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement and the Company had no further borrowings available as of March 31, 2020. The UniCredit Agreement is secured by a EUR 7.0 million guarantee by the Company. The UniCredit Agreement contains customary events of default, including the failure to make required payments. Upon a failure to make required payments following a grace period, amounts due under the UniCredit Agreement may be accelerated.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of March 31, 2020, the outstanding balance on the financing obligation was CAD 19.5 million ($13.7 million based on the exchange rate in effect on March 31, 2020).

As of March 31, 2020, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Agreement	Total
2020	$1,275	$638	$496	$—	$—	$2,409
2021	1,700	794	496	—	7,400	10,390
2022	1,700	159	496	—	—	2,355
2023	1,700	—	373	—	—	2,073
2024	11,650	—	—	—	—	11,650
Thereafter	161,500	—	—	13,742	—	175,242
Total	$179,525	$1,591	$1,861	$13,742	$7,400	$204,119

There is no set repayment schedule for the CPL credit facilities, and the Company classifies them as short-term debt due to the nature of the agreements.

7.LONG-TERM FINANCING OBLIGATION

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

When cash proceeds are exchanged, a failed sale-leaseback financing obligation is equal to the proceeds received for the assets that are sold and then leased back. The value of the failed sale-leaseback financing obligations recognized in this transaction was determined to be the fair value of the leased real estate assets. In subsequent periods, a portion of the periodic payment under the Master Lease will be recognized as interest expense with the remainder of the payment reducing the failed sale-leaseback financing obligation using the effective interest method. The failed sale-leaseback obligations will not be reduced to less than the net book value of the leased real estate assets as of the end of the lease term, which is estimated to be $28.5 million.

The fair values of the real estate assets and the related failed sale-leaseback financing obligation were estimated based on the present value of the estimated future payments over the term plus renewal options of 35 years, using the imputed discount rate of approximately 10.6%. The value of the failed sale-leaseback financing obligation is dependent upon assumptions regarding the amount of the payments and the estimated discount rate of the payments required by a market participant.

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The Master Lease has an initial term of 15 years with no purchase option. At the Company’s option, the Master Lease may be extended for up to four five year renewal terms beyond the initial 15 year term. The renewal terms are effective as to all, but not less than all, of the property then subject to the Master Lease. The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without the Landlord’s consent.

The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the Acquired Casino properties, including real estate taxes, insurance, utilities, maintenance and operational costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. The covenants under the Master Lease began on January 1, 2020; however, as a result of the casino closures in connection with the COVID-19 pandemic, the Landlord and the Tenant entered into an amendment to the Master Lease in May 2020 that, among other things, waived the Tenant’s capital improvement expenditure requirements for 2020 and deferred to not later than December 31, 2021 certain other expenditures contemplated in the underwriting of the Acquired Casino properties. The Company has provided a guarantee of the Tenant’s obligations under the Master Lease.

The rent payable under the Master Lease is comprised of “Base Rent” and “Variable Rent”. Base rent is:

•An initial annual rent (the “Rent”) of approximately $25.0 million.

•The Rent will escalate at a rate of 1% for the 2nd and 3rd years and the greater of either 1.25% (the “Base Rent Escalator”) or the increase in the Consumer Price Index (“CPI”) for each year starting in the 4th year and ending the 7th year.

•The Base Rent Escalator is subject to adjustment from and after the 6th year if the Minimum Rent Coverage Ratio (as defined in the Master Lease) is not satisfied.

•Beginning in the 8th year of the lease term, Rent will be calculated as (i) 80% of the Rent for the 7th lease year (“Base Rent”), subject to an annual Base Rent Escalator of the greater of 1.25% or CPI subject to adjustment if the Minimum Rent Coverage Ratio is not satisfied, plus (ii) variable rent (“Variable Rent”) equal to 20% of the Rent for the 7th lease year, plus or minus 4% of the change in average net revenue of the Acquired Casinos calculated as set forth in the Master Lease.

•For the 11th year and thereafter of the initial lease term, the Base Rent will escalate annually as set forth above and the Variable Rent will be recalculated as set forth in the Master Lease.

The estimated future payments include the payments and adjustments to reflect estimated payments as described in the Master Lease, including an annual escalator of up to 1.25% and estimates based on contingent rental payments.

The future payments related to the Master Lease financing obligation with the Landlord at March 31, 2020 are as follows.

Amounts in thousands
2020	$16,667
2021	25,250
2022	25,502
2023	25,821
2024	26,144
Thereafter	1,061,061
Total payments	1,180,445
Less imputed interest	(932,301)
Residual Value	28,492
Total	$276,636

Total payments and interest expense related to the Master Lease were $6.2 million and $7.3 million, respectively, for the three months ended March 31, 2020.

8.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through March 31, 2020, CPL has paid PLN 14.3 million ($4.2 million) related to these audits.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of March 31, 2020 is PLN 4.3 million ($1.0 million based on the exchange rate in effect on March 31, 2020). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of March 31, 2020 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of March 31, 2020. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of March 31, 2020.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In March 2020, the Company assessed the likelihood of collecting the portion of the liability that it had sought to collect from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013 and analysis of LOT’s ability to pay, the Company determined that it was more likely than not that the amounts owed would not be collected. As a result, the Company wrote-down PLN 3.0 million ($0.7 million based on the exchange rate in effect on March 31, 2020) to general and administrative expenses on its condensed consolidated statement of (loss) earnings for the three months ended March 31, 2020.

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the three months ended March 31, 2020, the Company recognized an income tax expense of $2.5 million on pre-tax loss of ($43.1) million, representing an effective income tax rate of (5.9%) compared to an income tax expense of $0.7 million on pre-tax income of $2.4 million, representing an effective income tax rate of 29.5% for the same period in 2019. The comparison of pre-tax loss of ($43.1) million for the quarter ended March 31, 2020 to the pre-tax income of $2.4 million from March 31, 2019 should be considered when comparing effective tax rates quarter-over-quarter.

A number of items caused the effective income tax rate for the three months ended March 31, 2020 to differ from the US federal statutory income tax rate of 21% including a 25% statutory tax rate in Canada where the Company earns a significant portion of its income, certain nondeductible business expenses in Poland and the other items discussed below. The change in the effective tax rate compared to the same period in 2019 is primarily the result of the valuation allowances recorded in the first quarter of 2020 as well as the impairment of goodwill and intangible assets at certain reporting units, which is described below.

During the first quarter of 2020, the Company recorded valuation allowances on its net deferred tax assets related to CMR, resulting in $1.5 million of tax expense and on its net deferred tax assets related to the United States resulting in $1.0 million of tax expense. Based on the analysis of future realization of the CMR and United States deferred tax assets, the Company concluded that it is more likely than not that the benefit from certain deferred tax assets will not be realized and therefore recorded the valuation allowances. Additionally, during the first quarter of 2020, the Company impaired goodwill and intangible assets at certain of its reporting units and recorded $34.0 million to impairment – goodwill and intangible assets on its condensed consolidated statement of (loss) earnings. These impairments affected the income tax rates, but there was limited tax expense associated with these impairments.

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2020 and 2019 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2020	2019
Weighted average common shares, basic	29,507	29,439
Dilutive effect of stock options	—	613
Weighted average common shares, diluted	29,507	30,052

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2020	2019
Stock options	1,410	100

11. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS REPORTING

Fair Value Measurements

The Company follows fair value measurement authoritative accounting guidance for all assets and liabilities measured at fair value. That authoritative accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The fair value hierarchy for grouping these assets and liabilities is based on the significance level of the following inputs:

•Level 1 – quoted prices in active markets for identical assets or liabilities

•Level 2 – quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable

•Level 3 – significant inputs to the valuation model are unobservable

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three months ended March 31, 2020.

Recurring Fair Value Measurements

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2020, the Company wrote-down goodwill and intangible assets at certain properties based on forecast losses and cash flows at these reporting units resulting from the triggering events caused by COVID-19 and, as a result, charged $33.0 million to impairment – goodwill and intangible assets on its condensed consolidated statement of (loss) earnings for the three months ended March 31, 2020. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the goodwill and intangible assets. In addition, the Company impaired its MCE investment based on evaluations of the investment resulting from the triggering events caused by COVID-19. The Company made assessments about MCE’s ability to continue as a going concern and future cash flows of MCE. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the investment. The Company used an income approach and cost approach and weighted both equally. The resulting fair value was insignificant, and consequently the investment was fully impaired resulting in $1.0 million expense recorded as impairment – goodwill and intangible assets on the Company’s condensed consolidated statement of (loss) earnings for the three months ended March 31, 2020.

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

Long-Term Debt – The carrying value of the Macquarie Credit Agreement approximates fair value based on recently negotiated terms and the variable interest paid on the obligations. The carrying value of the UniCredit Agreement and CPL credit agreements approximate fair value based on the variable interest paid on obligations. The carrying values of the CRM and CPL short-term lines of credit approximate fair value due to the short-term nature of the agreements and recently negotiated terms. The estimated fair values of the outstanding balances under the Macquarie Credit Agreement, CPL credit facilities, CPL credit agreements, and UniCredit Loan Agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The fair value of the CDR land lease was CAD 28.6 million ($20.2 million based on the exchange rate in effect on March 31, 2020) as of March 31, 2020. The estimated fair values of the outstanding balances related to the Company’s finance lease obligations and the CDR land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities. The Company used a sale comparison approach to value the CDR land lease. Land for sale for seven properties zoned for commercial or industrial use was compiled, and adjustments were made for location, size, frontage and zoning/use. An equal weight was given to the seven selected properties, and the median price per acre was used to value the CDR land lease.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents.

Derivative Instruments Reporting

In April 2016, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were repaid in December 2019 when the BMO Credit Agreement was repaid. The interest rate swaps were not designated as accounting hedges. The interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreement was accrued as interest rates changed and recognized as an adjustment to interest expense for the related debt. The Company recognized $0.3 million in interest expense related to its interest rate swaps on its condensed consolidated statement of (loss) earnings for the three months ended March 31, 2019.

12.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months
	ended March 31,
Amounts in thousands	2020	2019
Revenue from contracts with customers	$87,656	$45,613
Interest income	1	4
Total revenue	$87,657	$45,617

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting) and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, hotel, food and beverage, and pari-mutuel and other. Disaggregation of the Company’s revenue from contracts with customers by type of revenue and segment is presented in the tables below.

	For the three months ended March 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$46,535	$10,210	$16,754	$793	$74,292
Hotel	1,733	83	—	—	1,816
Food and beverage	3,753	2,501	193	105	6,552
Other	1,406	3,393	115	82	4,996
Net operating revenue	$53,427	$16,187	$17,062	$980	$87,656

	For the three months ended March 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$6,799	$9,931	$19,460	$1,150	$37,340
Hotel	321	125	—	—	446
Food and beverage	863	2,441	227	221	3,752
Other	85	3,800	65	125	4,075
Net operating revenue	$8,068	$16,297	$19,752	$1,496	$45,613

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.6 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended March 31, 2020		ended March 31, 2019
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$326	663	$305	$219
Closing	19	722	320	214
Increase/(decrease)	$(307)	$59	$15	$(5)

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s condensed consolidated balance sheets. In March 2020, the Company wrote-down its receivables related to MCE based on assessments made due to COVID-19 and future cash flows of MCE, and as a result, charged $0.3 million to general and administrative expenses during the three months ended March 31, 2020.

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

13.LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company adopted ASU 2016-02 with a date of initial application of January 1, 2019. The Company applied ASU 2016-02 by recognizing (i) a $38.3 million right-of-use (“ROU”) asset which represents the right to use, or control the use of, specified assets for a lease term; and (ii) a $40.4 million lease liability for the obligation to make lease payments arising from the leases. The ROU asset is included in leased right-of-use assets, net, and the lease liability is included in current portion of operating lease liability and operating lease liability, net of current portion, on the Company’s condensed consolidated balance sheets. The comparative information has not been adjusted and is reported under the accounting standards in effect for those periods. The Company used the alternative modified retrospective method, also known as the transition relief method, which did not require the restatement of prior periods and instead recognized a $0.3 million cumulative-effect adjustment to retained earnings upon transition.

When adopting the leasing standard, the Company made the following policy elections:

•The Company elected the practical expedient to account for the lease and non-lease components as a single lease component for all asset classes;

•The Company elected the short-term lease measurement and recognition exemption and did not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less;

•The Company used its original assumptions for operating leases entered into prior to adoption, electing not to use the hindsight practical expedient;

•The Company elected to use the package of practical expedients for transition and did not reassess (i) whether expired or existing contracts were leases or contained leases, (ii) the classification of its existing leases, or (iii) initial direct costs for existing leases; and

•The Company elected not to evaluate existing or expired land easements under the leasing standard prior to the date of adoption.

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

The components of lease expense were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2020	2019
Operating lease expense	$1,519	$1,478

Finance lease expense:
Amortization of right-of-use assets	$40	$32
Interest on lease liabilities	4	3
Total finance lease expense	$44	$35

Short-term lease expense	$75	$138

Variable lease expense	$759	$681

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the three months
	ended March 31,
Amounts in thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4	$3
Operating cash flows from operating leases	1,822	1,108
Financing cash flows from finance leases	43	54

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	March 31, 2020	December 31, 2019
Operating leases
Leased right-of-use assets, net	$33,288	$37,040

Current portion of operating lease liabilities	3,938	4,235
Operating lease liabilities, net of current portion	38,852	42,942
Total operating lease liabilities	42,790	47,177

Finance leases
Finance lease right-of-use assets, gross	651	731
Accumulated depreciation	(339)	(338)
Property and equipment, net	312	393

Current portion of finance lease liabilities	146	161
Finance lease liabilities, net of current portion	160	217
Total finance lease liabilities	306	378

Weighted-average remaining lease term
Operating leases	12.0 years	14.4 years
Finance leases	2.5 years	2.7 years

Weighted-average discount rate
Operating leases	4.8%	4.8%
Finance leases	5.0%	5.1%

Maturities of lease liabilities as of March 31, 2020 were as follows:

Amounts in thousands	Operating leases	Finance leases
2020	$4,394	$118
2021	5,651	130
2022	5,424	37
2023	4,749	24
2024	3,834	18
Thereafter	38,698	—
Total lease payments	62,750	327
Less imputed interest	(19,960)	(21)
Total	$42,790	$306

14.SEGMENT INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. The Company views each market in which it operates as a separate operating segment and each casino within those markets as a reporting unit. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s operations related to Century Casino Bath, its concession, management and consulting agreements and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All intercompany transactions are eliminated in consolidation.

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments:

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

The following tables provide information regarding the Company’s segments:

	For the three months ended March 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$53,427	$16,187	$17,062	$980	$87,656

(Loss) earnings before income taxes	$(32,372)	$(2,157)	$91	$(8,699)	$(43,137)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(34,219)	$(4,408)	$31	$(7,260)	$(45,856)
Interest expense (income), net (2)	7,281	543	31	3,511	11,366
Income taxes (benefit)	1,847	2,071	45	(1,439)	2,524
Depreciation and amortization	4,259	1,337	763	136	6,495
Net earnings attributable to non-controlling interests	—	180	15	—	195
Non-cash stock-based compensation	—	—	—	(14)	(14)
Loss on foreign currency transactions, cost recovery income and other	29,589	3,311	172	1,645	34,717
Loss on disposition of fixed assets	—	—	2	2	4
Acquisition costs	—	—	—	213	213
Adjusted EBITDA	$8,757	$3,034	$1,059	$(3,206)	$9,644

(1)Net operating revenue for Corporate and Other primarily relates to CCB and the Company’s cruise ship operations.

(2)Expense of $7.3 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.2 million and $0.5 million, respectively, for the period presented.

	For the three months ended March 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$8,068	$16,297	$19,752	$1,496	$45,613

Earnings (loss) before income taxes	$1,339	$2,553	$1,831	$(3,284)	$2,439

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$983	$1,547	$913	$(2,375)	$1,068
Interest expense (income), net (2)	—	1,192	46	16	1,254
Income taxes (benefit)	356	766	461	(867)	716
Depreciation and amortization	560	797	770	298	2,425
Net earnings (loss) attributable to non-controlling interests	—	240	457	(42)	655
Non-cash stock-based compensation	—	—	—	261	261
Gain on foreign currency transactions and cost recovery income	—	(45)	(202)	(11)	(258)
Loss (gain) on disposition of fixed assets	16	(5)	5	28	44
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$1,915	$5,030	$2,450	$(2,692)	$6,703

(1)Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

(2)Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $0.5 million for the period presented.

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its condensed consolidated financial statements and related notes.

Casinos throughout Poland were closed on March 13, 2020 to comply with a quarantine imposed by the Polish government to contain the spread of COVID-19. On May 18, 2020, the Company announced that it had reopened its eight casinos in Poland. The regulation lifting the lockdown for the Polish casinos includes social distancing practices and enhanced health and safety protocols.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as under Part II, Item 1A of this quarterly report on Form 10-Q. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The table below provides information about the aggregation of our reporting units and operating segments into reportable segments. The reporting units, except for Century Downs Racetrack and Casino and Casinos Poland, are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below.

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

On March 17, 2020, we announced that we had permanently closed CCB. On May 6, 2020, CCB entered into a CVL. Prior to entering into the CVL, CCB voluntarily surrendered its casino gaming license on April 28, 2020.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of March 31, 2020, CPL owned eight casinos throughout Poland with a total of 526 slot machines and 119 tables. The following table summarizes the Polish cities in which CPL’s casinos were located as of March 31, 2020.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	July 2024	70	37
Warsaw	Hilton Hotel	September 2022	70	26
Warsaw	LIM Center	June 2025	63	4
Bielsko-Biala	Hotel President	October 2023	48	5
Katowice	Park Inn by Radisson	October 2023	70	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	18
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	65	10

Casino licenses are granted for six years. When a casino license expires, the Polish Minister of Finance notifies the public of its availability, and interested parties can submit an application for the casino license. Following approval of a casino license by the Minister of Finance, there is a period in which applicants can appeal the decision.

•We have a 75% ownership interest in CDR, and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is the only horse race track in the Calgary area and is located less than one-mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport.

The following agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•As of March 31, 2020, we had concession agreements with TUI Cruises for five ship-based casinos. The following table summarizes the cruise lines and the associated ships for which we had agreements to operate ship-based casinos as of March 31, 2020.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff Herz	17	1
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	17	1
TUI Cruises	Mein Schiff 6	17	1

Our concession agreement for four of the TUI Cruises ship-based casinos ended on May 12, 2020 and was not extended.

•Through our subsidiary CRM, we have a 7.5% ownership interest in MCE. In addition, CRM provides advice to MCE on casino matters pursuant to a consulting agreement for a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA. In March 2020, due to the impact of COVID-19 on MCE, we impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE. For additional information related to MCE, see Note 4, “Investments,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

•Through our subsidiary CRM, we had a 51% ownership interest in GHL. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. We recognized a loss on the sale of this investment of less than ($0.1) million in general and administrative expenses on our condensed consolidated statement of earnings for the nine months ended September 30, 2019. The sale of our equity interest in GHL also ended our equity interest in MCL. For additional information related to GHL and MCL, see Note 1, “Description of Business and Basis of Presentation,” and Note 4, “Investments,” to our condensed consolidated financial statements in Part I, Item 1 of this report.

Recent Developments Related to COVID-19

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic has had an adverse effect on our first quarter 2020 results of operations and financial condition, and we expect the situation will have an adverse impact on our second quarter 2020 results. Between March 14, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. We anticipate a phased approach to reopening will be recommended by the government officials in the jurisdictions where we operate, which could include reduced levels of gaming space, social distancing at slot machines and table games or reduced capacity within the casino, limited restaurant operating hours or continued closure of restaurants, requirements to wear face masks, including the potential to require guests to wear face masks, increased frequency of disinfecting surfaces and other measures to account for varying levels of demand. Our casinos rely on a local customer base and, as such, we anticipate that our operations could resume at a quicker rate than those of casinos at destination resorts. The timing for reopening our locations will depend on determinations by governments in each jurisdiction. Our Polish locations reopened on May 18, 2020. Based on information currently available, we anticipate reopening most other locations beginning in June 2020 and no later than August 2020. However, we cannot predict how quickly customers will return to our casinos. We permanently closed Century Casino Bath, and our concession agreement for four of the ship-based casinos that we operated prior to their closures in March 2020 ended on May 12, 2020.

Closures of all our facilities in March 2020 due to COVID-19 negatively impacted results for the three months ended March 31, 2020. We estimate that net operating revenue and Adjusted EBITDA for the three months ended March 31, 2020 were adversely impacted by approximately $18.2 million and $11.4 million, respectively, due to these closures. We currently are not generating any revenue from our properties, and estimate that the net cash outflow during the time the operations continue to be fully suspended will be, on average, approximately $8.0 million per month. Management estimates that we will need approximately $19.8 million to reopen operations and cover short-term cash needs at the casinos. In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $17.4 million on our revolving credit facilities with Macquarie Capital (“Macquarie”) and UniCredit Bank Austria AG (“UniCredit”). As of April 30, 2020, we had $50.0 million in cash on hand.

Due to the temporary closures of our casinos, hotels and other facilities, we took action to reduce operating costs, including furloughing most of our personnel and implementing reduced work weeks for other personnel. During the closures, we will continue to pay benefits to our United States and Canadian employees, inclusive of part time employees, through May 2020. In Poland, all employees were paid reduced salaries based on local employment laws. We have suspended most advertising and marketing costs and intend to eliminate approximately $13.7 million of non-labor operating costs in 2020. We intend to defer or eliminate discretionary capital projects for the remainder of 2020 in order to proactively address our capital spending and operating costs for 2020, and the landlord under our Master Lease for the Acquired Casinos has waived our capital improvement expenditure requirements for 2020 and agreed to defer to not later than December 31, 2021 our obligation to complete certain other expenditures contemplated in the underwriting of the Acquired Casino properties. Additionally, we have contacted some of our contractual counterparties, such as vendors and other lessors, to discuss possible modifications to the timing of certain contractual payments.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We will continue to closely monitor the evolving global health crisis and follow the most current guidance from government officials as we assess when we can reopen some or all of our properties.

Acquisition

On December 6, 2019, we completed the Acquisition of the operations of Cape Girardeau, Caruthersville and Mountaineer from Eldorado Resorts, Inc. for an aggregate purchase price of approximately $110.6 million (subject to an adjustment based on the Acquired Casinos’ working capital and cash at closing). Immediately prior to the Acquisition, the real estate assets underlying the Acquired Casinos were sold to VICI PropCo, and we and VICI PropCo subsidiaries entered into a triple net Master Lease for the three Acquired Casino properties. The Master Lease has an initial annual rent of approximately $25.0 million and an initial term of 15 years, with four five year renewal options.

Additional Projects Under Development

In August 2017, we announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, we had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino would feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon privé. CRM entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if the license is awarded. CRM will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded. In September 2017, the Bermuda Casino Gaming Commission granted a provisional casino gaming license, which is subject to certain conditions and approvals including the adoption of certain rules and regulations by the Parliament of Bermuda. The Parliament of Bermuda has not taken action on this project, and we do not currently expect this project to go forward.

Presentation of Foreign Currency Amounts - The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2020	2019	% Change
Canadian dollar (CAD)	1.3429	1.3294	(1.0%)
Euros (EUR)	0.9074	0.8808	(3.0%)
Polish zloty (PLN)	3.9221	3.7869	(3.6%)
British pound (GBP)	0.7816	0.7683	(1.7%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,			%
Amounts in thousands	2020	2019	Change	Change
Gaming Revenue	$74,292	$37,340	$36,952	99.0%
Hotel Revenue	1,816	446	1,370	307.2%
Food and Beverage Revenue	6,552	3,752	2,800	74.6%
Other Revenue	4,996	4,075	921	22.6%
Net Operating Revenue	87,656	45,613	42,043	92.2%
Gaming Expenses	(42,043)	(19,566)	22,477	114.9%
Hotel Expenses	(724)	(178)	546	306.7%
Food and Beverage Expenses	(6,670)	(3,929)	2,741	69.8%
General and Administrative Expenses	(29,532)	(16,055)	13,477	83.9%
Impairment - Goodwill and Intangible Assets	(33,964)	—	33,964	100.0%
Total Operating Costs and Expenses	(119,428)	(42,153)	77,275	183.3%
Loss from Equity Investment	—	(14)	14	100.0%
(Loss) earnings from Operations	(31,772)	3,446	(35,218)	(1022.0%)
Non-Controlling Interest	(195)	(655)	(460)	(70.2%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(45,856)	1,068	(46,924)	(4393.6%)
Adjusted EBITDA (1)	$9,644	$6,703	$2,941	43.9%

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic (Loss) Earnings Per Share	$(1.55)	$0.04	$(1.59)	(3975.0%)
Diluted (Loss) Earnings Per Share	$(1.55)	$0.04	$(1.59)	(3975.0%)

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

•Closures of all our facilities in March 2020 due to COVID-19 negatively impacted results for the three months ended March 31, 2020. We estimate that net operating revenue and Adjusted EBITDA were adversely impacted by approximately $18.2 million and $11.4 million, respectively, due to these closures.

United States

•We acquired the operations at MTR, CCG and CCV in the Acquisition in December 2019. MTR is reported in the West Virginia operating segment, and CCG and CCV are reported in the Missouri operating segment.

•West Virginia contributed a total of $25.1 million in net operating revenue and ($2.6) million in net losses for the three months ended March 31, 2020.

•Missouri contributed a total of $21.6 million in net operating revenue and ($31.1) million in net losses for the three months ended March 31, 2020.

•We impaired $29.6 million related to goodwill and intangible assets at the Acquired Casinos in the three months ended March 31, 2020 due to quantitative and qualitative impairment analysis performed related to the triggering events caused by COVID-19.

•We recorded a valuation allowance on our net deferred tax assets related to the United States segment resulting in $1.0 million of tax expense for the three months ended March 31, 2020.

Canada

•CMR began operating the Northern Alberta off-track betting network in January 2019. The casino opened and horse racing began in April 2019. CMR is reported in the Edmonton operating segment within the Canada reportable segment. CMR contributed $3.6 million in net operating revenue and ($2.6) million in net losses for the three months ended March 31, 2020 and $1.6 million in net operating revenue and ($0.7) million in net losses for the three months ended March 31, 2019.

•We impaired $3.4 million related to goodwill at CSA in the three months ended March 31, 2020 due to quantitative and qualitative impairment analysis performed related to the triggering events caused by COVID-19.

•We recorded a valuation allowance on our net deferred tax assets related to CMR resulting in $1.5 million of tax expense for the three months ended March 31, 2020.

Corporate and Other

•We impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE in the three months ended March 31, 2020 due to assessments made related to the impact of COVID-19 on MCE.

•We wrote-down $0.7 million related to the portion of the tip liability that we had sought to collect from LOT in the three months ended March 31, 2020.

•We operated casinos on a total of nine cruise ships during the three months ended March 31, 2019, compared to five cruise ships during the three months ended March 31, 2020, and all cruise ships suspended operations in March 2020 due to COVID-19.

Net operating revenue increased by $42.0 million, or 92.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

•United States increased by $45.4 million, or 562.2%.

•Canada decreased by ($0.1) million, or (0.7%).

•Poland decreased by ($2.7) million, or (13.6%).

•Corporate and Other decreased by ($0.5) million, or (34.5%).

Operating costs and expenses increased by $77.3 million, or 183.3%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Following is a breakout of operating costs and expenses by segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

•United States increased by $71.8 million, or 1066.9%.

•Canada increased by $5.3 million, or 41.8%.

•Poland decreased by ($1.3) million, or (7.2%).

•Corporate and Other increased by $1.5 million, or 32.1%.

Earnings from operations decreased by ($35.2) million, or (1022.0%), for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

•United States decreased by ($26.4) million, or (1973.9%).

•Canada decreased by ($5.4) million, or (145.4%).

•Poland decreased by ($1.4) million, or (82.4%).

•Corporate and Other decreased by ($2.0) million, or (62.1%).

Net earnings decreased by ($46.9) million, or (4393.6%), for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

Non-US GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation and amortization, non-controlling interests net earnings (loss) and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“US GAAP”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

Management believes that Adjusted EBITDA is a valuable measure of the relative performance of the Company and its properties. The gaming industry commonly uses Adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses Adjusted EBITDA to evaluate and forecast the operating performance of the Company and its properties as well as to compare results of current periods to prior periods. Management believes that presenting Adjusted EBITDA to investors provides them with information used by management for financial and operational decision-making in order to understand the Company’s operating performance and evaluate the methodology used by management to evaluate and measure such performance. Management believes that using Adjusted EBITDA is a useful way to compare the relative operating performance of separate reportable segments by eliminating the above-mentioned items associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our computation of Adjusted EBITDA may be different from, and therefore may not be comparable to, similar measures used by other companies within the gaming industry.

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended March 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(34,219)	$(4,408)	$31	$(7,260)	$(45,856)
Interest expense (income), net (1)	7,281	543	31	3,511	11,366
Income taxes (benefit)	1,847	2,071	45	(1,439)	2,524
Depreciation and amortization	4,259	1,337	763	136	6,495
Net earnings attributable to non-controlling interests	—	180	15	—	195
Non-cash stock-based compensation	—	—	—	(14)	(14)
Loss on foreign currency transactions, cost recovery income and other	29,589	3,311	172	1,645	34,717
Loss on disposition of fixed assets	—	—	2	2	4
Acquisition costs	—	—	—	213	213
Adjusted EBITDA	$8,757	$3,034	$1,059	$(3,206)	$9,644

(1)Expense of $7.3 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.2 million and $0.5 million, respectively, for the period presented.

	For the three months ended March 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$983	$1,547	$913	$(2,375)	$1,068
Interest expense (income), net (1)	—	1,192	46	16	1,254
Income taxes (benefit)	356	766	461	(867)	716
Depreciation and amortization	560	797	770	298	2,425
Net earnings (loss) attributable to non-controlling interests	—	240	457	(42)	655
Non-cash stock-based compensation	—	—	—	261	261
Gain on foreign currency transactions and cost recovery income	—	(45)	(202)	(11)	(258)
Loss (gain) on disposition of fixed assets	16	(5)	5	28	44
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$1,915	$5,030	$2,450	$(2,692)	$6,703

(1)Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $0.5 million for the period presented.

Non-US GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a Constant Currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believes that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our operating revenue, earnings from operations, net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA. Constant Currency results are calculated by dividing the current quarter or year to date local currency segment results, excluding the local currency impact of foreign currency gains and losses, by the prior year’s average exchange rate for the quarter or year to date and comparing them to actual US dollar results for the prior quarter or year to date. The current and prior year’s average exchange rates for the three-month periods are presented above. Constant Currency results are not considered a measure of performance recognized under US GAAP. The Constant Currency results are presented below.

	For the three months
	ended March 31,
Amounts in thousands	2020	2019	% Change
Net operating revenue as reported (US GAAP)	$87,656	$45,613	92%
Foreign currency impact vs. 2019	579
Net operating revenue constant currency (non-US GAAP)	$88,235	$45,613	93%

(Loss) earnings from operations (US GAAP)	$(31,772)	$3,446	(1022%)
Foreign currency impact vs. 2019	(264)
(Loss) earnings from operations constant currency (non-US GAAP)	$(32,036)	$3,446	(1030%)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders as reported (US GAAP)	$(45,856)	$1,068	(4394%)
Foreign currency impact vs. 2019	(473)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders constant currency (non-US GAAP)	$(46,329)	$1,068	(4438%)

Gains and losses on foreign currency transactions are added back to net earnings in our Adjusted EBITDA calculations. As such, there is no foreign currency impact to Adjusted EBITDA when calculating Constant Currency results.

Non-US GAAP Measures – Net Debt

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

Amounts in thousands	March 31, 2020	March 31, 2019
Total long-term debt, including current portion	$194,029	$67,772
Deferred financing costs	10,090	477
Total principal	$204,119	$68,249
Less: Cash and cash equivalents	$63,676	$49,533
Net Debt	$140,443	$18,716

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months
	ended March 31,			%
Amounts in thousands	2020	2019	Change	Change
Gaming	$46,535	$6,799	$39,736	584.4%
Hotel	1,733	321	1,412	439.9%
Food and Beverage	3,753	863	2,890	334.9%
Other	1,406	85	1,321	1554.1%
Net Operating Revenue	53,427	8,068	45,359	562.2%
Gaming Expenses	(27,815)	(3,239)	24,576	758.8%
Hotel Expenses	(675)	(128)	547	427.3%
Food and Beverage Expenses	(3,486)	(913)	2,573	281.8%
General and Administrative Expenses	(12,694)	(1,889)	10,805	572.0%
Impairment - Goodwill and Intangible Assets	(29,589)	—	29,589	100.0%
Total Operating Costs and Expenses	(78,518)	(6,729)	71,789	1066.9%
(Loss) Earnings from Operations	(25,091)	1,339	(26,430)	(1973.9%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(34,219)	983	(35,202)	(3581.1%)
Adjusted EBITDA	$8,757	$1,915	$6,842	357.3%

We acquired MTR in West Virginia and CCG and CCV in Missouri in the Acquisition in December 2019.

The Colorado properties closed due to COVID-19 at the end of the gaming day on March 16, 2020, and the Missouri and West Virginia properties closed due to COVID-19 on March 17, 2020.

Three Months Ended March 31, 2020 and 2019

The following discussion highlights results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue Highlights

•In Colorado, net operating revenue decreased by ($1.4) million, or (17.0%), due to the closures of the casinos in March 2020.

•In West Virginia, net operating revenue was $25.1 million.

•In Missouri, net operating revenue was $21.6 million.

Operating Expense Highlights

•In Colorado, operating expenses decreased by ($0.4) million, or (5.2%), due to decreased cost of goods sold, marketing and gaming-related expenses due to the closure of the casinos in March 2020.

•In West Virginia, operating expenses were $25.2 million, including $0.4 million related to the impairment of goodwill and intangible assets.

•In Missouri, operating expenses were $46.9 million, including $29.2 million related to the impairment of goodwill and intangible assets.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months
	ended March 31,			%
Amounts in thousands	2020	2019	Change	Change
Gaming	$10,210	$9,931	$279	2.8%
Hotel	83	125	(42)	(33.6%)
Food and Beverage	2,501	2,441	60	2.5%
Other	3,393	3,800	(407)	(10.7%)
Net Operating Revenue	16,187	16,297	(110)	(0.7%)
Gaming Expenses	(2,975)	(2,944)	31	1.1%
Hotel Expenses	(49)	(50)	(1)	(2.0%)
Food and Beverage Expenses	(2,385)	(2,102)	283	13.5%
General and Administrative Expenses	(7,744)	(6,704)	1,040	15.5%
Impairment - Goodwill and Intangible Assets	(3,375)	—	3,375	100.0%
Total Operating Costs and Expenses	(17,865)	(12,597)	5,268	41.8%
(Loss) Earnings from Operations	(1,678)	3,700	(5,378)	(145.4%)
Non-Controlling Interest	(180)	(240)	(60)	(25.0%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(4,408)	1,547	(5,955)	(384.9%)
Adjusted EBITDA	$3,034	$5,030	$(1,996)	(39.7%)

In January 2019, CMR began operating the Northern Alberta off-track betting network. The CMR casino in Edmonton opened on April 1, 2019, and the first horse race was held on April 28, 2019.

The Canada properties closed due to COVID-19 on March 17, 2020.

Three Months Ended March 31, 2020 and 2019

The following discussion highlights results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Results in US dollars were impacted by a 1.0% exchange rate decrease in the average rate between the US dollar and the Canadian dollar for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue Highlights

	In CAD		In US dollars
•

In Edmonton, net operating revenue increased by CAD 1.3 million, or 10.9%. The increase was primarily due to the CMR casino operating for the majority of the quarter in 2020; the casino was not operating in the 2019 period. This increase was offset by decreased net operating revenue due to the closure of the casinos.

		•	In Edmonton, net operating revenue increased by $0.9 million, or 10.5%.
•	In Calgary, net operating revenue decreased by (CAD 1.4) million, or (13.9%), due to the closure of the casinos.	•	In Calgary, net operating revenue decreased by ($1.0) million, or (14.1%).

Operating Expense Highlights

	In CAD		In US dollars
•

In Edmonton, operating expenses increased by CAD 7.4 million, or 73.5%, including $4.7 million related to the impairment of goodwill at CSA. The increase was primarily due to the additional expenses at CMR related to operating the casino for the majority of the quarter in 2020; the casino was not operating in 2019.

		•	In Edmonton, operating expenses increased by $5.3 million, or 70.3%.
•	In Calgary, operating expenses remained constant.	•	In Calgary, operating expenses decreased by ($0.1) million, or (1.2%).

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months
	ended March 31,			%
Amounts in thousands	2020	2019	Change	Change
Gaming	$16,754	$19,460	$(2,706)	(13.9%)
Food and Beverage	193	227	(34)	(15.0%)
Other	115	65	50	76.9%
Net Operating Revenue	17,062	19,752	(2,690)	(13.6%)
Gaming Expenses	(10,583)	(12,463)	(1,880)	(15.1%)
Food and Beverage Expenses	(666)	(714)	(48)	(6.7%)
General and Administrative Expenses	(4,756)	(4,130)	626	15.2%
Total Operating Costs and Expenses	(16,768)	(18,077)	(1,309)	(7.2%)
Earnings from Operations	294	1,675	(1,381)	(82.4%)
Non-Controlling Interest	(15)	(457)	(442)	(96.7%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	31	913	(882)	(96.6%)
Adjusted EBITDA	$1,059	$2,450	$(1,391)	(56.8%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. When a gaming license expires, any gaming company can apply for a new license for that city. The casino at the LIM Center in Warsaw reopened in August 2019. We expanded the gaming floor at the Marriott Hotel and added an additional six table games in May 2019.

The casinos in Poland closed due to COVID-19 on March 14, 2020.

Three Months Ended March 31, 2020 and 2019

Results in US dollars were impacted by a 3.6% decrease in the average exchange rate between the US dollar and Polish zloty for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue Highlights

	In PLN		In US dollars
•	Net operating revenue decreased by (PLN 8.3) million, or (11.0%), due to the closure of the casinos in March 2020.	•	Net operating revenue decreased by ($2.7) million, or (13.6%).

Operating Expense Highlights

	In PLN		In US dollars
•	Operating expenses decreased by (PLN 3.0) million, or (4.4%), primarily due to reduced gaming-related expenses resulting from the casino closures in March 2020.	•	Operating expenses decreased by ($1.3) million, or (7.2%).

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months
	ended March 31,			%
Amounts in thousands	2020	2019	Change	Change
Gaming	$793	$1,150	$(357)	(31.0%)
Food and Beverage	105	221	(116)	(52.5%)
Other	82	125	(43)	(34.4%)
Net Operating Revenue	980	1,496	(516)	(34.5%)
Gaming Expenses	(670)	(920)	(250)	(27.2%)
Food and Beverage Expenses	(133)	(200)	(67)	(33.5%)
General and Administrative Expenses	(4,338)	(3,332)	1,006	30.2%
Impairment - Goodwill and Intangible Assets	(1,000)	—	1,000	100.0%
Total Operating Costs and Expenses	(6,277)	(4,750)	1,527	32.1%
Loss from Equity Investment	—	(14)	14	100.0%
Losses from Operations	(5,297)	(3,268)	(2,029)	(62.1%)
Non-Controlling Interest	—	42	(42)	(100.0%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(7,260)	(2,375)	(4,885)	(205.7%)
Adjusted EBITDA	$(3,206)	$(2,692)	$(514)	(19.1%)

We permanently closed the casino at CCB on March 17, 2020.

The cruise ships on which our ship-based casinos are located stopped sailing around March 10, 2020 due to COVID-19. The concession agreement for four of the five TUI Cruises ships on which we operated casinos ended on May 12, 2020 and was not extended.

We have mutually agreed with the cruise lines through which we have concession agreements not to extend certain agreements at their termination dates. The following is a summary of concession agreements that ended in 2019.

Cruise Ship	Month of Contract Expiration
Wind Spirit	January 2019
Star Pride	March 2019
Wind Surf	April 2019
Star Breeze	April 2019
Star Legend	May 2019

In April 2018, CRM purchased a 51% ownership interest in GHL. GHL entered into agreements with MCL, the owner of a hotel and international entertainment and gaming club in the Cao Bang province of Vietnam, under which GHL manages MCL and owns 9.21% of its outstanding shares. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. We recognized a loss on sale of less than ($0.1) million in general and administrative expenses on our condensed consolidated statement of (loss) earnings for the year ended December 31, 2019. We consolidated GHL as a majority-owned subsidiary for which we have a controlling financial interest and accounted for GHL’s interest in MCL as an equity investment through May 2019. The sale of our equity interest in GHL also ended our equity interest in MCL.

Three Months Ended March 31, 2020 and 2019

The following discussion highlights results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Results at CCB were impacted by a 1.7% exchange rate decrease for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue Highlights

Non-Corporate Reporting Units

•Net operating revenue decreased by ($0.5) million, or (34.5%). The decrease was due to decreased revenue from Cruise Ships & Other as we operated five ship-based casinos during the three months ended March 31, 2020 compared to nine ship-based casinos during the three months ended March 31, 2019 as well as the closure of CCB and the ship-based casinos in March 2020 due to COVID-19, as detailed above.

Operating Expense Highlights

Non-Corporate Reporting Units

•Total operating costs and expenses decreased by ($0.4) million, or (18.2%). In March 2020, we wrote-down a $0.3 million receivable related to MCE due to the assessment of MCE’s operating and cash position and the impact of COVID-19 on MCE’s ability to repay the receivable.

Corporate Reporting Units

•Our corporate reporting units include certain other corporate and management operations. Total operating costs and expenses increased by $1.9 million, or 79.0%. In March 2020, we impaired the MCE investment due to an assessment of their operations resulting from COVID-19. As a result of the impairment, we recorded $1.0 million to impairment – goodwill and intangible assets during the three months ended March 31, 2020. In addition, we assessed the collectability of a receivable from LOT related to the Poland contingent liability and determined that, due to COVID-19, it was more likely than not that LOT will be unable to repay us for its portion of taxes paid by CPL to the Polish IRS. As a result, we wrote-down the $0.7 million receivable to general and administrative expenses for the three months ended March 31, 2020.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months
	ended March 31,			%
Amounts in thousands	2020	2019	Change	Change
Interest Income	$1	$4	$(3)	(75.0%)
Interest Expense	(11,367)	(1,258)	10,109	803.6%
Gain on Foreign Currency Transactions and Other	1	247	(246)	(99.6%)
Non-Operating (Expense) Income	$(11,365)	$(1,007)	$10,358	1028.6%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Macquarie Credit Agreement, our financing obligation with VICI PropCo, the BMO Credit Agreement, the fair value adjustments for our interest rate swap agreements, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2020, we recognized an income tax expense of $2.5 million on pre-tax loss of ($43.1) million, representing an effective income tax rate of (5.9%), compared to an income tax expense of $0.7 million on pre-tax income of $2.4 million, representing an effective income tax rate of 29.5% for the same period in 2019. For an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 9, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing activities. In 2020, our liquidity has been adversely affected by closure of all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19, as discussed below.

As of March 31, 2020, our total debt under bank borrowings and other agreements net of $10.1 million related to deferred financing costs was $194.0 million, of which $183.5 million was long-term debt and $10.6 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, the CPL credit facilities, the UniCredit Loan and the CRM credit facility. For a description of our debt agreements, see Note 6, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $140.4 million as of March 31, 2020 compared to $18.7 million as of March 31, 2019, due to additional borrowings related to the Acquisition. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2020 maturities of our debt:

Amounts in thousands
Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Agreement	Total
$1,275	$638	$496	$—	$—	$2,409

There is no set repayment schedule for the CPL credit facilities, and we classify them as short-term debt due to the nature of the agreements.

The following table lists the amount of remaining 2020 payments due under our lease agreements:

Amounts in thousands
Operating leases	Finance leases	Total
$4,394	$118	$4,512

Cash Flows

At March 31, 2020, cash, cash equivalents and restricted cash totaled $64.5 million, and we had working capital (current assets minus current liabilities) of $25.2 million compared to cash, cash equivalents and restricted cash of $55.6 million and working capital of $22.8 million at December 31, 2019. The increase in cash, cash equivalents and restricted cash from December 31, 2019 is due to $4.7 million of net cash provided by operating activities and $10.4 million in proceeds from borrowings net of principal payments, offset by $4.4 million used to purchase property and equipment, $0.5 million in deferred financing costs and $1.3 million in exchange rate changes.

Net cash provided by operating activities was $4.7 million for the three months ended March 31, 2020 and $4.2 million for the three months ended March 31, 2019. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $4.4 million for the three months ended March 31, 2020 consisted of $0.3 million for slot machine purchases at our Colorado properties; $0.4 million for slot machine purchases and $1.3 million for player tracking systems at our Missouri properties; $0.4 million for table game equipment at our Edmonton properties; $0.2 million for table game equipment at our Calgary properties; and $1.8 million in other fixed asset additions at our properties.

Net cash provided by financing activities of $9.9 million for the three months ended March 31, 2020 consisted of $10.4 million in proceeds from borrowings on our long-term debt net of principal repayments, offset by $0.5 million in deferred financing costs.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended March 31, 2020. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2020. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity, and Going Concern

Historically, our primary source of liquidity and capital resources has been cash flow from operations. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. In addition, we have generated cash from sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options.

The COVID-19 pandemic has had an adverse effect on our first quarter 2020 results of operations, financial condition and liquidity, and we expect the situation will have an adverse effect on our second quarter 2020 results of operations, financial condition and liquidity. Between March 14, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. We anticipate a phased approach to reopening will be recommended by government officials in the jurisdictions where we operate. Our casinos rely on a local customer base and, as such, we anticipate that our operations could resume at a quicker rate than those of casinos at destination resorts. The timing for reopening our locations will depend on determinations by governments in each jurisdiction. Our Polish locations reopened on May 18, 2020. Based on information currently available, we are anticipating reopening most other locations beginning in June 2020 and no later than August 2020. However, we cannot predict how quickly customers will return to our casinos.

Due to the temporary closures of our casinos, hotels and other facilities, we have taken actions to reduce operating costs, including furloughing most of our personnel and implementing reduced work weeks for other personnel. During the closures, we will continue to pay benefits to our United States and Canadian employees, inclusive of part time employees, through May 2020. In Poland, all employees were paid reduced salaries based on local employment laws. We have suspended most advertising and marketing costs and intend to eliminate approximately $13.7 million of non-labor operating costs in 2020. We intend to defer or eliminate discretionary capital projects for the remainder of 2020 in order to proactively address our capital spending and operating costs for 2020, and the landlord under our Master Lease for the Acquired Casinos has waived our capital improvement expenditure requirements for 2020 and agreed to defer to not later than December 31, 2021 our obligation to complete certain other expenditures contemplated in the underwriting of the Acquired Casino properties. Additionally, we have contacted some of our contractual counterparties, such as vendors and other lessors, to discuss possible modifications to the timing of certain contractual payments.

In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic, we drew an additional $17.4 million on our revolving credit facility with Macquarie and credit agreement with UniCredit. We have no remaining availability under these credit facilities. As of April 30, 2020, we had $50.0 million in cash on hand. We currently are not generating any revenue or cash flow from our properties, and we estimate that the net cash outflow during the time our operations continue to be fully suspended will be, on average, approximately $8.0 million per month. Management estimates that we will need approximately $19.8 million to reopen operations and cover short-term cash needs at the casinos. Based on our current cash on hand, the anticipated timing of reopening our casinos, hotels and other facilities, estimates of customer visits to our casinos, and the cost reduction measures taken to date, we are projecting that we will have sufficient liquidity to fund our operations and meet our scheduled debt service obligations for at least one year following the date that the condensed consolidated financial statements are issued.

As of March 31, 2020, we were in compliance with all financial covenants under our credit agreements. However, based on the anticipated timing of reopening our casinos, hotels and other operations, management is projecting a potential violation of a financial covenant related to the Macquarie revolving credit facility. If the financial covenant is not met and the amount outstanding under the revolving credit facility (currently $10.0 million) exceeds $3.5 million, Macquarie could demand repayment of the outstanding balance under the revolving credit facility, and there is uncertainty whether we would have sufficient liquidity to finance our operations and repay the revolving credit facility within one year after the condensed consolidated financial statements are issued. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In response to these conditions and events, management has obtained from Macquarie a proposal for a covenant waiver and terms for additional financing under the revolving credit facility which would be sufficient to mitigate conditions and events that raise substantial doubt. Management plans to execute one or both of these proposals only if there is an actual covenant violation or need for additional liquidity. As a result, we have concluded that management’s plans are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern.

We may be required to raise additional capital to address our liquidity and capital needs. We have a shelf registration statement with the SEC that became effective in July 2017 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities and under which we undertook the common stock offering in November 2017.

If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders. The failure to raise the funds necessary to fund our debt service and rent obligations and finance our operations and other capital requirements could have a material and adverse effect on our business, financial condition and liquidity.

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $27.2 million of our total $63.7 million in cash and cash equivalents at March 31, 2020 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the period covered by this report. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2020. There were no repurchases of common stock during the three months ended March 31, 2020.

Item 5.Other Items

Casinos throughout Poland were closed on March 13, 2020 to comply with a quarantine imposed by the Polish government to contain the spread of COVID-19. On May 18, 2020, we announced that we had reopened our eight casinos in Poland. The regulation lifting the lockdown for the Polish casinos includes social distancing practices and enhanced health and safety protocols.

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

Date: May 20, 2020