Form 10-Q/A
period 2020-03-31
CENTURY CASINOS INC /CO/
filed 2020-05-22
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Century Casinos, Inc. (the “Company”) for the quarterly period ended March 31, 2020 that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2020 (the “Form 10-Q”) is to add this Explanatory Note, which was inadvertently omitted from the Form 10-Q. As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on May 8, 2020, the filing of the Form 10-Q was delayed due to disruptions caused by the coronavirus (“COVID-19”) pandemic.  Between March 14, 2020 and March 17, 2020, the Company closed all of its casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. The volatility in the Company’s current and projected earnings triggered the need to conduct impairment assessments on its intangible and long-lived assets and goodwill. The uncertainty caused by COVID-19 complicated the analysis required in connection with such impairment assessments. The significant amount of additional time and resources needed to complete these assessments prevented the Company from filing the Form 10-Q by its May 11, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment No. 1.

This Amendment No. 1 does not modify or update in any way the disclosures contained in or exhibits filed or furnished with the Form 10-Q other than as set forth above.

PART II - OTHER INFORMATION

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
31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer is hereby incorporated by reference to Exhibit 31.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 that was filed with the SEC on May 20, 2020.

31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President is hereby incorporated by reference to Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 that was filed with the SEC on May 20, 2020.

31.3

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer is hereby incorporated by reference to Exhibit 31.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 that was filed with the SEC on May 20, 2020.

31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.5*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.6*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer is hereby incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 that was filed with the SEC on May 20, 2020.

32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President is hereby incorporated by reference to Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 that was filed with the SEC on May 20, 2020.

32.3

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer is hereby incorporated by reference to Exhibit 32.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 that was filed with the SEC on May 20, 2020.

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

Date: May 22, 2020

5