Form 10-Q
period 2020-06-30
CENTURY CASINOS INC /CO/
filed 2020-08-07
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,575,962 shares of common stock, $0.01 par value per share, were outstanding as of August 3, 2020.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$51,641	$54,754
Receivables, net	8,837	11,371
Prepaid expenses	6,296	10,379
Inventories	1,773	2,046
Other current assets	3,415	816
Assets held for sale	539	—
Total Current Assets	72,501	79,366

Property and equipment, net	491,904	503,933
Leased right-of-use assets, net	33,891	37,040
Goodwill	10,203	32,936
Intangible assets, net	53,567	67,061
Deferred income taxes	499	2,447
Cost investment	—	1,000
Note receivable, net of current portion and unamortized discount	438	423
Deposits and other	2,414	2,694
Total Assets	$665,417	$726,900

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$20,354	$3,157
Current portion of operating lease liabilities	4,003	4,235
Current portion of finance lease liabilities	135	161
Accounts payable	7,983	5,200
Accrued liabilities	17,982	21,707
Accrued payroll	9,950	13,201
Taxes payable	8,143	8,575
Contingent liability (Note 8)	1,112	334
Liabilities held for sale	248	—
Total Current Liabilities	69,910	56,570

Long-term debt, net of current portion and deferred financing costs (Note 6)	173,795	175,806
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 7)	277,133	275,605
Operating lease liabilities, net of current portion	32,152	42,942
Finance lease liabilities, net of current portion	137	217
Taxes payable and other	3,936	2,672
Deferred income taxes	2,758	1,013
Total Liabilities	559,821	554,825
Commitments and Contingencies (Note 8)

See notes to unaudited condensed consolidated financial statements.

- Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2020	2019
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,575,962 and 29,500,327 shares issued and outstanding	296	295
Additional paid-in capital	116,019	115,784
(Accumulated deficit) retained earnings	(1,794)	56,669
Accumulated other comprehensive loss	(16,639)	(9,442)
Total Century Casinos, Inc. Shareholders' Equity	97,882	163,306
Non-controlling interests	7,714	8,769
Total Equity	105,596	172,075
Total Liabilities and Equity	$665,417	$726,900

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2020	2019	2020	2019
Operating revenue:
Gaming	$29,922	$41,986	$104,215	$79,326
Hotel	476	494	2,292	940
Food and beverage	1,151	5,054	7,703	8,805
Other	4,554	4,911	9,550	8,986
Net operating revenue	36,103	52,445	123,760	98,057
Operating costs and expenses:
Gaming	16,482	21,718	58,525	41,284
Hotel	254	187	978	365
Food and beverage	1,468	4,550	8,138	8,480
General and administrative	12,451	20,963	41,986	37,015
Depreciation and amortization	6,405	2,443	12,899	4,868
Impairment - goodwill and intangible assets	1,157	—	35,121	—
Total operating costs and expenses	38,217	49,861	157,647	92,012
Earnings (Loss) from equity investment	—	14	—	(1)
(Loss) earnings from operations	(2,114)	2,598	(33,887)	6,044
Non-operating income (expense):
Interest income	5	5	6	9
Interest expense	(10,584)	(1,398)	(21,950)	(2,656)
Gain on foreign currency transactions, cost recovery income and other	78	523	79	770
Non-operating (expense) income, net	(10,501)	(870)	(21,865)	(1,877)
(Loss) earnings before income taxes	(12,615)	1,728	(55,752)	4,167
Income tax expense	(582)	(1,370)	(3,106)	(2,086)
Net (loss) earnings	(13,197)	358	(58,858)	2,081
Net loss (earnings) attributable to non-controlling interests	590	(923)	395	(1,578)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(12,607)	$(565)	$(58,463)	$503

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.43)	$(0.02)	$(1.98)	$0.02
Diluted	$(0.43)	$(0.02)	$(1.98)	$0.02
Weighted average shares outstanding - basic	29,576	29,440	29,541	29,440
Weighted average shares outstanding - diluted	29,576	29,440	29,541	30,114

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2020	2019	2020	2019

Net (loss) earnings	$(13,197)	$358	$(58,858)	$2,081

Other comprehensive (loss) income
Foreign currency translation adjustments	6,028	2,239	(7,699)	3,607
Other comprehensive income (loss)	6,028	2,239	(7,699)	3,607
Comprehensive (loss) income	$(7,169)	$2,597	$(66,557)	$5,688

Comprehensive (loss) income attributable to non-controlling interests
Net loss (earnings) attributable to non-controlling interests	590	(923)	395	(1,578)
Foreign currency translation adjustments	(387)	(251)	502	(190)
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(6,966)	$1,423	$(65,660)	$3,920

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for share information	2020	2019	2020	2019
Common Stock
Balance, beginning of period	$296	$294	$295	$294
Performance stock unit issuance	—	—	1	—
Balance, end of period	296	294	296	294

Additional Paid-in Capital
Balance, beginning of period	$115,770	$114,475	$115,784	$114,214
Amortization of stock-based compensation (1)	249	360	235	621
Exercise of options	—	45	—	45
Balance, end of period	116,019	114,880	116,019	114,880

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(22,280)	$(12,814)	$(9,442)	$(14,243)
Foreign currency translation adjustment	5,641	1,988	(7,197)	3,417
Balance, end of period	(16,639)	(10,826)	(16,639)	(10,826)

Retained Earnings
Balance, beginning of period	$10,813	$76,892	$56,669	$76,056
Net (loss) earnings	(12,607)	(565)	(58,463)	503
Cumulative effect of accounting change (2)	—	—	—	(232)
Balance, end of period	(1,794)	76,327	(1,794)	76,327

Total Century Casinos, Inc. Shareholders' Equity	$97,882	$180,675	$97,882	$180,675

Noncontrolling Interests
Balance, beginning of period	$8,075	$7,570	$8,769	$7,062
Net (loss) earnings	(590)	923	(395)	1,578
Foreign currency translation adjustment	387	251	(502)	190
Distribution to non-controlling interest	(158)	(952)	(158)	(989)
Cumulative effect of accounting change (2)	—	—	—	(49)
Changes in non-controlling interest (2)	—	(399)	—	(399)
Balance, end of period	7,714	7,393	7,714	7,393

Total Equity	$105,596	$188,068	$105,596	$188,068

Common shares issued	—	9,000	75,635	9,000

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

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2020	2019

Cash Flows (used in) provided by Operating Activities:
Net (loss) earnings	$(58,858)	$2,081
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	12,899	4,868
Lease amortization	2,269	—
(Gain) loss on disposition of fixed assets	(13)	655
Adjustment of contingent liability (Note 8)	766	50
Unrealized loss on interest rate swaps	—	143
Amortization of stock-based compensation expense	235	621
Amortization of deferred financing costs and discount on note receivable	813	56
Impairment (Note 4 and Note 5)	35,121	—
Deferred taxes	3,694	25
Loss from unconsolidated subsidiary	—	1
Loss on sale of Golden Hospitality Ltd. (Note 1 and Note 4)	—	16
Cashless stock issuance	1	—
Changes in Operating Assets and Liabilities:
Receivables, net	2,306	(2,012)
Prepaid expenses and other assets	1,926	(68)
Accounts payable	(7,309)	1,014
Accrued liabilities	9,400	1,964
Inventories	148	(103)
Other operating liabilities	—	(1,271)
Accrued payroll	(3,044)	(279)
Taxes payable	(722)	(272)
Net cash (used in) provided by operating activities	(368)	7,489

Cash Flows used in Investing Activities:
Purchases of property and equipment	(5,967)	(15,870)
Acquisition of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville (Note 3)	(1,157)	—
Note receivable proceeds	—	25
Net cash used in investing activities	(7,124)	(15,845)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the six months
	ended June 30,
Amounts in thousands	2020	2019

Cash Flows provided by Financing Activities:
Proceeds from borrowings	17,351	13,680
Principal payments	(11,524)	(3,669)
Payment of deferred financing costs	(661)	—
Distribution to non-controlling interest	(158)	(458)
Proceeds from exercise of stock options	—	45
Net cash provided by financing activities	5,008	9,598

Effect of Exchange Rate Changes on Cash	$(688)	$214

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(3,172)	$1,456

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$55,640	$46,284
Cash, Cash Equivalents and Restricted Cash at End of Period	$52,468	$47,740

Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,635	$2,271
Income taxes paid	$896	$1,346
Income tax refunds	$827	$—

Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,706	$1,100

Non-Cash Financing Activities:
Distributions payable to non-controlling shareholders	$—	$531

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of June 30, 2020 are detailed below.

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

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”)

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”); and

•The Century Casino Calgary, Alberta, Canada (“CAL”)

On March 17, 2020, the Company announced that it had permanently closed Century Casino Bath (“CCB”). CCB voluntarily surrendered its casino gaming license on April 28, 2020 and entered into a creditors voluntary liquidation (“CVL”) on May 6, 2020. See below for additional information about CCB.

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

The Company has a controlling financial interest through its wholly-owned subsidiary CRM in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of June 30, 2020, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•As of June 30, 2020, the Company had a concession agreement with TUI Cruises for one ship-based casino. The ship has not sailed since March 2020 due to the coronavirus (“COVID-19”) pandemic. The Company’s concession agreements for four of the ship-based casinos that the Company operated prior to their COVID-19 related closures in March 2020 ended on May 12, 2020. The Company is negotiating a concession agreement with TUI Cruises to operate three ship-based casinos through May 2021.

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

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic has had an adverse effect on the Company’s first and second quarter 2020 results of operations and financial condition, and the Company expects this situation will continue to have an adverse impact on its results for the remainder of 2020. The duration and impact of the COVID-19 pandemic otherwise remains uncertain. Between March 13, 2020 and March 17, 2020, the Company closed all of its casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. The Company’s Polish locations reopened on May 18, 2020 and its North American operations reopened between June 1, 2020 and June 17, 2020. The reopening approaches varied, with casinos in some jurisdictions reopening fully and others permitted to operate with reduced levels of gaming space or without table games. In addition, some locations are operating with limited restaurant operating hours or continued closure of restaurants, requirements to wear face masks, including the requirement of guests to wear face masks, increased frequency of disinfecting surfaces and other measures to account for varying levels of demand.

During the temporary closures of its casinos, hotels and other facilities, the Company took actions to reduce operating costs, including furloughing most of its personnel, implementing reduced work weeks for other personnel until operations resumed, and temporarily reducing salaries to senior management on a voluntary basis. During the closures, the Company continued to pay benefits to its United States and Canadian employees, including part time employees. In Poland, all employees were paid reduced salaries based on local employment laws.

The Company cannot predict the negative impacts that the failure to suppress the spread of COVID-19 will have on its consumer demand, workforce, suppliers, contractors and other partners and, although all locations have reopened, whether future closures will be required. Such closures have had and will continue to have a material impact on the Company. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19 and the requirements of health and safety protocols are expected to continue to have a material impact on the Company.

In March 2020, as a proactive measure to increase its cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, the Company borrowed an additional $9.95 million on its revolving credit facility (the “Revolving Facility”) under its credit facility with Macquarie Capital (the “Macquarie Credit Agreement”) and $7.4 million on its credit agreement with UniCredit Bank Austria AG (“UniCredit”). See Note 6 for further discussion of the Macquarie Credit Agreement and the UniCredit credit agreement. The Company did not use any portion of the $9.95 million borrowed under the Revolving Facility to fund operations, and maintained such borrowings in cash and cash equivalents until repaid as described below.

The Revolving Facility includes a springing leverage ratio (the “Financial Covenant”) tested as of the last day of each fiscal quarter in which borrowings under the Revolving Facility as of such day equal or exceed $3.5 million. In March 2020, based on the anticipated timing of reopening the Company’s casinos, hotels and other operations that had been closed due to the COVID-19 pandemic, and based on the anticipated use of all or a portion of the $9.95 million borrowed under the Revolving Facility to fund operations prior to such reopening, the Company projected that, if it was unable to repay the Revolving Facility below $3.5 million on or before the last day of a fiscal quarter, a potential future violation of the Financial Covenant could occur. Prior to June 30, 2020, the Company projected that it would be in compliance with the Financial Covenant as of June 30, 2020 and therefore elected not to pay the Revolving Facility below $3.5 million on or before such date.

The Company and the lender are currently reviewing the Financial Covenant calculation as of June 30, 2020 to determine whether the Company was in compliance with the covenant or was in default as of such date. If a default exists under the Financial Covenant as of June 30, 2020, the Company will not be able to borrow under the Revolving Facility or take certain actions that would otherwise be permitted under the Revolving Facility, and the lender may exercise other remedies, until such default is waived by the lender or the Macquarie Credit Agreement is amended. The Company repaid the Revolving Facility down to $0 as of July 30, 2020, except for a $50,000 letter of credit that it is in the process of cash collateralizing. The Company does not project a need for borrowing under the Revolving Facility in the future. As a result, compliance with the Financial Covenant under the Revolving Facility would not be required in future periods. If a default under the Financial Covenant has occurred, management intends to discuss a waiver of the default or amendment to the Macquarie Credit Agreement. The Company was in compliance with all financial covenants under its other credit agreements as of June 30, 2020.

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

Century Casino Bath

In March 2020, Century Casino Bath was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into the CVL and control of CCB was relinquished. Under Accounting Standards Codification (“ASC”) 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, when a subsidiary is in legal reorganization or files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. The Company will not regain control of CCB and determined that it was appropriate to deconsolidate CCB effective as of May 6, 2020. The Company will not retain any ownership in CCB and CCB will be dissolved as a company following its liquidation. The Company recognized a gain of $7.4 million in general and administrative expenses on its statement of (loss) earnings for the three and six months ended June 30, 2020.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the quarter ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	June 30,	June 30,
Amounts in thousands	2020	2019
Cash and cash equivalents	$51,641	$47,000
Restricted cash included in deposits and other	827	740
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$52,468	$47,740

As of June 30, 2020, restricted cash included $0.6 million in deposits and other related to a cash guarantee under the UniCredit loan agreement with CCB that CRM assumed in February 2020, $0.2 million in deposits and other related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits and other related to an insurance policy.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	June 30,	December 31,
Ending Rates	2020	2019
Canadian dollar (CAD)	1.3628	1.2988
Euros (EUR)	0.8904	0.8906
Polish zloty (PLN)	3.9628	3.7873
British pound (GBP)	0.8097	0.7563

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2020	2019	% Change	2020	2019	% Change
Canadian dollar (CAD)	1.3863	1.3376	(3.6%)	1.3646	1.3335	(2.3%)
Euros (EUR)	0.9085	0.8898	(2.1%)	0.9080	0.8853	(2.6%)
Polish zloty (PLN)	4.0959	3.8090	(7.5%)	4.0090	3.7980	(5.6%)
British pound (GBP)	0.8060	0.7782	(3.6%)	0.7938	0.7732	(2.7%)
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

Accounting Pronouncements Not Yet Adopted – The Company has not yet adopted the following accounting pronouncements:

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

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.

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

The Company paid for the Acquisition using a portion of the $180.0 million credit facility under the Macquarie Credit Agreement (see Note 6). The total consideration of $389.6 million (the “Purchase Price”) for the Acquisition was paid through the Macquarie Credit Agreement, with cash on hand and by VICI PropCo in connection with its purchase of the real estate assets underlying the Acquired Casinos.

In connection with the Acquisition, the Company made an initial payment to the seller of $110.6 million on December 6, 2019. This amount included a base price of $107.2 million plus an adjustment based on the estimated working capital of the acquired entities at closing. The Company paid $1.2 million on May 22, 2020 related to the working capital adjustment.

As of December 6, 2019, the Company began consolidating the Acquired Casinos as wholly-owned subsidiaries. CCG contributed $20.0 million in net operating revenue and ($25.8) million in net loss attributable to Century Casinos, Inc. shareholders for the six months ended June 30, 2020. CCV contributed $11.3 million in net operating revenue and ($10.6) million in net loss attributable to Century Casinos, Inc. shareholders for the six months ended June 30, 2020. MTR contributed $37.3 million in net operating revenue and ($6.8) million in net loss attributable to Century Casinos, Inc. shareholders for the six months ended June 30, 2020.

The Company accounted for the transaction as a business combination, and accordingly, the acquired assets of $379.8 million (including $13.9 million in cash and restricted cash) and liabilities of $287.9 million were included in the Company’s consolidated balance sheet at December 6, 2019. The Acquisition leverages the Company’s management specialties and expertise in the gaming industry, expands the Company’s casino offerings into each of the three new markets and creates operational synergies. The Acquisition generated $19.8 million of tax deductible goodwill for the Company’s United States segment attributable to the business expansion opportunity for the Company (see Note 5).

The fair value of the assets acquired and liabilities assumed (excluding cash and restricted cash received) was determined to be $97.8 million as of June 30, 2020. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

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

Amounts in thousands
Cash	$13,688
Receivables	3,400
Prepaid expenses	2,949
Inventories	1,047
Property and equipment	28,824
Property subject to financing obligation	277,800
Leased right-of-use assets	127
Casino licenses	28,922
Players club lists	20,373
Trademarks	2,368
Deposits and other	329
Accounts payable	(690)
Accrued liabilities	(6,299)
Accrued payroll	(2,969)
Operating lease liabilities	(127)
Financing obligation to VICI Properties, Inc. subsidiaries (1)	(277,800)
Net identifiable assets acquired	91,942
Add: Goodwill	19,786
Net assets acquired	$111,728

(1)See Note 7 for additional information about the Master Lease.

The following table details the purchase consideration net cash outflow.

Amounts in thousands
Outflow of cash to acquire subsidiaries, net of cash acquired
Cash consideration	$111,728
Less: cash and restricted cash balances acquired	(13,942)
Net cash used in investing activities	$97,786

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, in connection with the Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate and Other segment.

Ancillary Agreements

In connection with the Acquisition, the Company and the sellers entered into a transition services agreement dated December 6, 2019, whereby the sellers agreed to provide the Company with certain transitional services following the Acquisition. The agreement compensates the sellers for services following the Acquisition as performed by employees at stated hourly rates. Fees incurred by the Company under the agreement amounted to $0.5 million during the six months ended June 30, 2020 and were recorded as general and administrative expenses in the Corporate and Other segment.

Acquisition-Related Contingencies

Each of the acquired entities is a party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before December 6, 2019. Estimated losses have been accrued as of the Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. The Company accrued $1.0 million related to these contingencies as accrued liabilities on its consolidated balance sheets as of June 30, 2020 and December 31, 2019.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Acquisition for the three and six months ended June 30, 2019 including (i) removal of acquisition costs reported by the Company, (ii) pro forma adjustments to record the removal of interest expense related to the BMO Credit Agreement (as defined below), (iii) pro forma adjustments to record interest expense related to the Macquarie Credit Agreement and Master Lease, (iv) pro forma adjustments to record depreciation for assets acquired in the Acquisition, and (v) an estimated tax impact. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results. For the purposes of this table, financial information has been provided for the three and six months ended June 30, 2019 for the Acquired Casinos and the Company.

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
Amounts in thousands, except for per share information	(Unaudited)	(Unaudited)
Net operating revenue	$108,143	$208,249
Net earnings attributable to Century Casinos, Inc. shareholders	$870	$3,958
Basic and diluted earnings per share	$0.03	$0.13

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

In March 2020, the Company assessed the MCE investment due to COVID-19. Casino de Mendoza, MCE’s only customer, was temporarily closed in March 2020. The investment was valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in no value, and (ii) a value in exchange basis which resulted in no value due to the current circumstances of COVID-19. The Company charged $1.0 million to impairment – goodwill and intangible assets in the Corporate and Other segment on the Company’s condensed consolidated statement of (loss) earnings for the six months ended June 30, 2020. Casino de Mendoza has not yet reopened.

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of June 30, 2020 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi period excess earnings model and the relief from royalty method under the income approach. The Company impaired the casino license at Century Casino Bath in December 2019.

During the first quarter of 2020, as a result of the COVID-19 pandemic and associated closure of its casinos, the Company concluded these triggering events could indicate possible impairment of its goodwill and indefinite-lived intangible assets. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill and casino licenses related to certain reporting units were impaired. During the second quarter of 2020, the Company paid an additional $1.2 million related to the working capital adjustment for the Acquisition that resulted in additional goodwill. This amount was subsequently impaired in the same period. The Company recorded $1.2 million and $34.2 million to impairment – goodwill and intangible assets on its condensed consolidated statement of (loss) earnings for the three and six months ended June 30, 2020 related to the impairment of its goodwill and casino licenses for certain reporting units. The impairment analysis required management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

Goodwill

Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	Balance at January 1, 2020	Acquisition	Impairment	Currency translation	Balance at June 30, 2020
Goodwill, net by segment:
United States	$18,629	$1,157	$(19,786)	$—	$—
Canada	7,550	—	(3,375)	(430)	3,745
Poland	6,757	—	—	(299)	6,458
	$32,936	$1,157	$(23,161)	$(729)	$10,203

Intangible Assets

Intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2020	2019
Finite-lived
Casino licenses	$2,829	$2,960
Less: accumulated amortization	(1,079)	(882)
	1,750	2,078
Trademarks	2,368	2,368
Less: accumulated amortization	(138)	(19)
	2,230	2,349
Players Club Lists	20,373	20,373
Less: accumulated amortization	(1,698)	(240)
	18,675	20,133
Total finite-lived intangible assets, net	22,655	24,560
Indefinite-lived
Casino licenses	29,265	40,782
Trademarks	1,647	1,719
Total indefinite-lived intangible assets	30,912	42,501
Total intangible assets, net	$53,567	$67,061

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

Amounts in thousands	Balance at January 1, 2020	Amortization	Balance at June 30, 2020
United States	$2,349	$(119)	$2,230

As of June 30, 2020, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2020	$118
2021	237
2022	237
2023	237
2024	237
Thereafter	1,164
$2,230

The weighted-average amortization period of the Mountaineer trademark is 9.4 years.

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

Amounts in thousands	Balance at January 1, 2020	Currency translation	Balance at June 30, 2020
Poland	$1,611	$(72)	$1,539
Corporate and Other	108	—	108
	$1,719	$(72)	$1,647

Casino Licenses: Finite-Lived

As of June 30, 2020, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2020	Amortization	Currency translation	Balance at June 30, 2020
Poland	$2,078	$(234)	$(94)	$1,750

As of June 30, 2020, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2020	$236
2021	472
2022	459
2023	394
2024	161
Thereafter	28
$1,750

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the current CPL casino licenses expire is 3.6 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

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

Amounts in thousands	Balance at January 1, 2020	Impairment	Currency translation	Balance at June 30, 2020
United States	$28,922	$(10,960)	$—	$17,962
Canada	11,860	—	(557)	11,303
	$40,782	$(10,960)	$(557)	$29,265

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

Amounts in thousands	Balance at January 1, 2020	Amortization	Balance at June 30, 2020
United States	$20,133	$(1,458)	$18,675

As of June 30, 2020, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2020	$1,455
2021	2,910
2022	2,910
2023	2,910
2024	2,910
Thereafter	5,580
$18,675

The weighted-average amortization period for the player’s club lists is 6.4 years.

6. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2020 and December 31, 2019 consisted of the following:

Amounts in thousands	June 30, 2020		December 31, 2019
Credit agreement - Macquarie	$179,100	7.56%	$170,000	7.22%
Credit agreements - CPL	1,583	3.14%	1,966	3.13%
UniCredit loan (1)	1,606	2.29%	1,983	2.47%
UniCredit agreement	7,400	2.60%	—	—
Financing obligation - CDR land lease	14,306	13.09%	15,012	14.88%
Total principal	$203,995	7.74%	$188,961	7.06%
Deferred financing costs	(9,846)		(9,998)
Total long-term debt	$194,149		$178,963
Less current portion	(20,354)		(3,157)
Long-term portion	$173,795		$175,806

(1)CRM assumed the UniCredit loan to CCB in February 2020.

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaces the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Term Loan”) and the $10.0 million Revolving Facility. The Revolving Facility includes up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Term Loan to fund the Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In March 2020, the Company drew $10.0 million on the Revolving Facility. As of June 30, 2020, the outstanding balances of the Term Loan and Revolving Facility were $169.1 million and $10.0 million, respectively, and the Company had no available borrowings under the Revolving Facility.

The Term Loan matures on December 6, 2026, and the Revolving Facility matures on December 6, 2024. The Term Loan requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

Borrowings under the Macquarie Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the London Interbank Offered Rate (“LIBOR”) (as defined in the Macquarie Credit Agreement), plus an applicable margin (each loan, being a “LIBOR Loan”) or (b) the Alternate Base Rate (as defined in the Macquarie Credit Agreement) (each loan, being a “ABR Loan”). The applicable margin for borrowings under the Term Loan is currently 5.50% per annum with respect to LIBOR Loans and 4.50% per annum with respect to ABR Loans. The applicable margin for borrowings under the Revolving Facility is determined as follows: (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Macquarie Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for LIBOR Loans is 4.25% per annum, and for ABR Loans is 3.25% per annum, and (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00, the applicable margin for LIBOR Loans is 4.00% per annum, and for ABR Loans is 3.00% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit participation fees equal to the applicable margin then in effect for LIBOR Loans multiplied by the average aggregate daily maximum amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Commitment fees of less than $0.1 million were recorded as interest expense in the condensed consolidated statement of (loss) earnings for the three and six months ended June 30, 2020.

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

The Macquarie Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Macquarie Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. See Note 1 for further discussion of the Macquarie Credit Agreement.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company recognized $10.7 million in deferred financing costs related to the Macquarie Credit Agreement as of June 30, 2020. Amortization expenses relating to Macquarie Credit Agreement deferred financing costs were $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively. These costs are included in interest expense in the condensed consolidated statement of (loss) earnings for the three and six months ended June 30, 2020.

Casinos Poland

CPL’s short-term line of credit with Alior Bank ended in April 2020. The line of credit bore an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55%.

As of June 30, 2020, CPL had four credit agreements with mBank as detailed below. As of June 30, 2020, CPL was in compliance with all financial covenants under these credit agreements.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that was used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of June 30, 2020, the credit agreement had an outstanding balance of PLN 1.9 million ($0.5 million based on the exchange rate in effect on June 30, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash in an account with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.3% to 0.4%, liquidity ratios no less than 1.3 and a debt ratio not higher than 60%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021 and waive financial covenants through August 30, 2020.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that was used to renovate and enlarge the casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of June 30, 2020, the credit agreement had an outstanding balance of PLN 2.5 million ($0.6 million based on the exchange rate in effect on June 30, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021 and waive financial covenants through August 30, 2020.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of June 30, 2020, the credit agreement had an outstanding balance of PLN 1.8 million ($0.5 million based on the exchange rate in effect on June 30, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021 and waive financial covenants through August 30, 2020.

As of June 30, 2020, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 1.50% with a borrowing capacity of PLN 5.0 million. As of June 30, 2020, the credit facility had no outstanding balance and PLN 5.0 million ($1.3 million based on the exchange rate in effect on June 30, 2020) was available for additional borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. In May 2020, the credit agreement was amended to extend the line of credit and waive financial covenants through August 27, 2020.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on June 30, 2020). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on June 30, 2020) with mBank and will terminate in June 2024 and January 2025. In addition, Alior Bank issued guarantees to CPL totaling PLN 1.3 million ($0.3 million based on the exchange rate in effect on June 30, 2020). CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.8 million ($0.2 million based on the exchange rate in effect on June 30, 2020) in deposits for this purpose as of June 30, 2020. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit (the “UniCredit Loan”). In February 2020, the Company’s subsidiary CRM assumed the UniCredit Loan. The UniCredit Loan matures in September 30, 2023 and bears interest at the LIBOR plus 1.625%. Proceeds from the loan were used for construction and fitting out of CCB. As of June 30, 2020, the amount outstanding on the UniCredit Loan was GBP 1.3 million ($1.6 million based on the exchange rate in effect on June 30, 2020). CRM has no further borrowing availability under the loan agreement. The loan is guaranteed by a $0.6 million cash guarantee. The amount of this guarantee is included in deposits and other on the Company’s condensed consolidated balance sheets.

In August 2018, CRM entered into a loan agreement with UniCredit (the “UniCredit Agreement”) for a revolving line of credit of up to EUR 7.0 million ($7.9 million based on the exchange rate in effect on June 30, 2020) to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. The borrowings may be denominated in EUR, bearing an interest rate of EURIBOR plus a margin of 1.5%, or USD, bearing an interest rate of LIBOR plus a margin of 1.5%. The line of credit is available until terminated by either party. Funds can be borrowed with terms of 1, 3, 6, 9 or 12 months. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement and the Company had no further borrowings available as of March 31, 2020. The UniCredit Agreement is secured by a EUR 7.0 million guarantee by the Company. The UniCredit Agreement contains customary events of default, including the failure to make required payments. Upon a failure to make required payments following a grace period, amounts due under the UniCredit Agreement may be accelerated.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of June 30, 2020, the outstanding balance on the financing obligation was CAD 19.5 million ($14.3 million based on the exchange rate in effect on June 30, 2020).

As of June 30, 2020, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Agreement	Total
2020	$10,800	$370	$247	$—	$—	$11,417
2021	1,700	1,005	494	—	7,400	10,599
2022	1,700	208	494	—	—	2,402
2023	1,700	—	371	—	—	2,071
2024	1,700	—	—	—	—	1,700
Thereafter	161,500	—	—	14,306	—	175,806
Total	$179,100	$1,583	$1,606	$14,306	$7,400	$203,995

There is no set repayment schedule for the CPL credit facility, and the Company classifies it as short-term debt due to the nature of the agreements.

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

Total payments and interest expense related to the Master Lease were $10.4 million and $14.2 million, respectively, for the six months ended June 30, 2020.

The future payments related to the Master Lease financing obligation with the Landlord at June 30, 2020 are as follows.

Amounts in thousands
2020	$12,500
2021	25,250
2022	25,502
2023	25,821
2024	26,144
Thereafter	1,061,061
Total payments	1,176,278
Less imputed interest	(927,637)
Residual Value	28,492
Total	$277,133

8.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through June 30, 2020, CPL has paid PLN 14.3 million ($4.2 million) related to these audits.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of June 30, 2020 is PLN 4.4 million ($1.1 million based on the exchange rate in effect on June 30, 2020). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of June 30, 2020 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of June 30, 2020. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of June 30, 2020.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In March 2020, the Company assessed the likelihood of collecting the portion of the liability that it had sought to collect from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013 and analysis of LOT’s ability to pay, the Company determined that it was more likely than not that the amounts owed would not be collected. As a result, the Company wrote-down PLN 3.0 million ($0.7 million based on the exchange rate in effect on March 31, 2020) to general and administrative expenses on its condensed consolidated statement of (loss) earnings for the six months ended June 30, 2020.

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the six months ended June 30, 2020, the Company recognized income tax expense of $3.1 million on pre-tax loss of ($55.8) million, representing an effective income tax rate of (5.6%) compared to income tax expense of $2.1 million on pre-tax income of $4.2 million, representing an effective income tax rate of 50.1% for the same period in 2019. The comparison of pre-tax loss of ($55.8) million for the six months ended June 30, 2020 to the pre-tax income of $4.2 million for the six months ended June 30, 2019 should be considered when comparing effective tax rates for the respective periods.

For the six months ended June 30, 2020, the Company computed its effective tax rate using actual year to date information rather than a full year forecast to compute an annual effective tax rate. Based on current forecasts, which take into account a range of potential impacts from the COVID-19 pandemic, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The extent of the effects of the COVID-19 pandemic on the Company and the casino industry at large is highly uncertain and will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, future recurrences of the outbreak and the length of time it takes for normal economic and operating conditions to resume, if at all. Accordingly, the Company concluded that computing its effective tax rate using year to date actual results is its best estimate of tax expense for the six months ended June 30, 2020.

A number of items caused the effective income tax rate for the three and six months ended June 30, 2020 to differ from the US federal statutory income tax rate of 21% including a 25% statutory tax rate in Canada, certain nondeductible business expenses in Poland and the other items discussed below. The change in the effective tax rate compared to the same period in 2019 is primarily the result of the valuation allowances recorded in the first and second quarters of 2020 as well as the impairment of goodwill and intangible assets at certain reporting units, which is described below.

During the first quarter of 2020, the Company recorded valuation allowances on its net deferred tax assets related to CMR, resulting in $1.5 million of tax expense and on its net deferred tax assets related to the United States resulting in $1.0 million of tax expense. During the second quarter of 2020, the Company recorded a valuation allowance on its net deferred tax assets related to CRM, which resulted in $1.1 million of tax expense. Based on the analysis of future realization of the CMR, United States and CRM deferred tax assets, the Company concluded that it is more likely than not that the benefit from certain deferred tax assets will not be realized and therefore recorded the valuation allowances. Additionally, the Company impaired goodwill and intangible assets during 2020 at certain of its reporting units and recorded $35.1 million to impairment – goodwill and intangible assets on its condensed consolidated statement of (loss) earnings during the six months ended June 30, 2020. These impairments affected the income tax rates, but there was limited tax expense associated with these impairments.

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2020	2019	2020	2019
Weighted average common shares, basic	29,576	29,440	29,541	29,440
Dilutive effect of stock options	—	—	—	674
Weighted average common shares, diluted	29,576	29,440	29,541	30,114

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2020	2019	2020	2019
Stock options	113	1,686	1,411	115

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and six months ended June 30, 2020.

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2020, the Company wrote-down goodwill and intangible assets at certain properties based on forecast losses and cash flows at these reporting units resulting from the triggering events caused by COVID-19 and, as a result, charged $34.1 million to impairment – goodwill and intangible assets on its condensed consolidated statement of (loss) earnings for the six months ended June 30, 2020. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the goodwill and intangible assets. In addition, the Company impaired its MCE investment based on evaluations of the investment resulting from the triggering events caused by COVID-19. The Company made assessments about MCE’s ability to continue as a going concern and future cash flows of MCE. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the investment. The Company used an income approach and cost approach and weighted both equally. The resulting fair value was insignificant, and consequently the investment was fully impaired resulting in $1.0 million expense recorded as impairment – goodwill and intangible assets on the Company’s condensed consolidated statement of (loss) earnings for the six months ended June 30, 2020.

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

Long-Term Debt – The carrying value of the Macquarie Credit Agreement approximates fair value based on recently negotiated terms and the variable interest paid on the obligations. The carrying value of the UniCredit Agreement and CPL credit agreements approximate fair value based on the variable interest paid on obligations. The carrying values of the CRM and CPL short-term lines of credit approximate fair value due to the short-term nature of the agreements and recently negotiated terms. The estimated fair values of the outstanding balances under the Macquarie Credit Agreement, CPL credit facility, CPL credit agreements, and UniCredit Loan Agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2020 and December 31, 2019, the Company had no cash equivalents.

Derivative Instruments Reporting

In April 2016, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were repaid in December 2019 when the BMO Credit Agreement was repaid. The interest rate swaps were not designated as accounting hedges. The interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreement was accrued as interest rates changed and recognized as an adjustment to interest expense for the related debt. The Company recognized $0.2 million and $0.5 million in interest expense related to its interest rate swaps on its condensed consolidated statement of (loss) earnings for the three and six months ended June 30, 2019, respectively.

12.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2020	2019	2020	2019
Revenue from contracts with customers	$36,103	$52,445	$123,760	$98,057
Interest income	5	5	6	9
Cost recovery income	158	417	158	417
Dividend income	—	18	—	18
Total revenue	$36,266	$52,885	$123,924	$98,501

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting) and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, hotel, food and beverage, and pari-mutuel and other. Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the three months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$21,095	$2,077	$6,748	$2	$29,922
Hotel	476	—	—	—	476
Food and beverage	774	313	64	—	1,151
Other	1,487	2,329	578	160	4,554
Net operating revenue	$23,832	$4,719	$7,390	$162	$36,103

	For the three months ended June 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$7,381	$13,649	$19,875	$1,081	$41,986
Hotel	373	121	—	—	494
Food and beverage	949	3,656	214	235	5,054
Other	106	4,562	18	225	4,911
Net operating revenue	$8,809	$21,988	$20,107	$1,541	$52,445

	For the six months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$67,631	$12,286	$23,503	$795	$104,215
Hotel	2,209	83	—	—	2,292
Food and beverage	4,528	2,812	258	105	7,703
Other	2,894	5,721	692	243	9,550
Net operating revenue	$77,262	$20,902	$24,453	$1,143	$123,760

	For the six months ended June 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$14,179	$23,582	$39,335	$2,230	$79,326
Hotel	694	246	—	—	940
Food and beverage	1,811	6,097	441	456	8,805
Other	190	8,364	83	349	8,986
Net operating revenue	$16,874	$38,289	$39,859	$3,035	$98,057

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was less than $0.1 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and $0.2 million for the three and six months ended June 30, 2019. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended June 30, 2020		ended June 30, 2019
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$19	722	$320	$214
Closing	9	2,193	310	242
Increase/(decrease)	$(10)	$1,471	$(10)	$28

	For the six months		For the six months
	ended June 30, 2020		ended June 30, 2019
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$326	663	$305	$219
Closing	9	2,193	310	242
Increase/(decrease)	$(317)	$1,530	$5	$23

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s condensed consolidated balance sheets. In March 2020, the Company wrote-down its receivables related to MCE based on assessments made due to COVID-19 and future cash flows of MCE, and as a result, charged $0.3 million to general and administrative expenses during the six months ended June 30, 2020. The increase in contract liabilities for the three and six months ended June 30, 2020 relates to deferred revenue for a sports betting agreement entered into by the Company’s subsidiary CRC.

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

The components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2020	2019	2020	2019
Operating lease expense	$1,260	$1,537	$2,651	$3,015

Finance lease expense:
Amortization of right-of-use assets	$38	$29	$79	$61
Interest on lease liabilities	4	8	8	11
Total finance lease expense	$42	$37	$87	$72

Short-term lease expense	$68	$401	$147	$539

Variable lease expense	$(151)	$1,085	$568	$1,766

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the six months
	ended June 30,
Amounts in thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$7
Operating cash flows from operating leases	3,430	3,418
Financing cash flows from finance leases	79	111

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	June 30, 2020	December 31, 2019
Operating leases
Leased right-of-use assets, net	$33,891	$37,040

Current portion of operating lease liabilities	4,003	4,235
Operating lease liabilities, net of current portion	32,152	42,942
Total operating lease liabilities	36,155	47,177

Finance leases
Finance lease right-of-use assets, gross	553	731
Accumulated depreciation	(276)	(338)
Property and equipment, net	277	393

Current portion of finance lease liabilities	135	161
Finance lease liabilities, net of current portion	137	217
Total finance lease liabilities	272	378

Weighted-average remaining lease term
Operating leases	11.5 years	14.4 years
Finance leases	2.4 years	2.7 years

Weighted-average discount rate
Operating leases	4.5%	4.8%
Finance leases	5.0%	5.1%

Maturities of lease liabilities as of June 30, 2020 were as follows:

Amounts in thousands	Operating leases	Finance leases
2020	$2,665	$77
2021	5,299	128
2022	5,064	39
2023	4,426	25
2024	3,734	19
Thereafter	27,380	—
Total lease payments	48,568	288
Less imputed interest	(12,413)	(16)
Total	$36,155	$272

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

The following tables provide information regarding the Company’s segments:

	For the three months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$23,832	$4,719	$7,390	$162	$36,103

(Loss) earnings before income taxes	$(10,271)	$(1,791)	$(2,162)	$1,609	$(12,615)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(10,271)	$(1,781)	$(1,246)	$691	$(12,607)
Interest expense (income), net (2)	6,954	435	(14)	3,204	10,579
Income (benefit) taxes	—	(44)	(292)	918	582
Depreciation and amortization	4,246	1,289	735	135	6,405
Net earnings (loss) attributable to non-controlling interests	—	34	(624)	—	(590)
Non-cash stock-based compensation	—	—	—	249	249
Loss (gain) on foreign currency transactions, cost recovery income and other	1,157	135	(25)	(7,631)	(6,364)
(Gain) on disposition of fixed assets	—	(69)	—	—	(69)
Acquisition costs	—	—	—	53	53
Adjusted EBITDA	$2,086	$(1)	$(1,466)	$(2,381)	$(1,762)

(1)Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations and consulting agreements.

(2)Expense of $7.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $4.2 million and $0.4 million, respectively, for the period presented.

	For the three months ended June 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$8,809	$21,988	$20,107	$1,541	$52,445

Earnings (loss) before income taxes	$1,642	$3,995	$1,054	$(4,963)	$1,728

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,236	$2,536	$425	$(4,762)	$(565)
Interest expense (income), net (2)	—	1,320	45	28	1,393
Income taxes (benefit)	406	778	416	(230)	1,370
Depreciation and amortization	527	1,059	716	141	2,443
Net earnings attributable to non-controlling interests	—	681	213	29	923
Non-cash stock-based compensation	—	—	—	359	359
(Gain) loss on foreign currency transactions and cost recovery income	—	(432)	(78)	5	(505)
Loss on disposition of fixed assets	1	2	248	272	523
Acquisition costs	—	—	—	768	768
Adjusted EBITDA	$2,170	$5,944	$1,985	$(3,390)	$6,709

(1)Net operating revenue for Corporate and Other primarily relates to CCB, the Company’s cruise ship operations and consulting agreements.

(2)Expense of $0.6 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $0.5 million for the period presented.

	For the six months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$77,262	$20,902	$24,453	$1,143	$123,760

Loss before income taxes	$(42,636)	$(3,960)	$(2,074)	$(7,082)	$(55,752)

Net loss attributable to Century Casinos, Inc. shareholders	$(43,659)	$(5,987)	$(1,218)	$(7,599)	$(58,463)
Interest expense (income), net (2)	14,235	979	17	6,713	21,944
Income taxes (benefit)	1,023	1,813	(247)	517	3,106
Depreciation and amortization	8,505	2,628	1,501	265	12,899
Net earnings (loss) attributable to non-controlling interests	—	214	(609)	—	(395)
Non-cash stock-based compensation	—	—	—	236	236
Loss (gain) on foreign currency transactions, cost recovery income and other	30,746	3,447	147	(6,046)	28,294
(Gain) loss on disposition of fixed assets	—	(69)	2	2	(65)
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$10,850	$3,025	$(407)	$(5,646)	$7,822

(1)Net operating revenue for Corporate and Other primarily relates to CCB, the Company’s cruise ship operations and consulting agreements.

(2)Expense of $14.2 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.9 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $10.4 million and $0.9 million, respectively, for the period presented.

	For the six months ended June 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$16,874	$38,289	$39,859	$3,035	$98,057

Earnings (loss) before income taxes	$2,979	$6,548	$2,884	$(8,244)	$4,167

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,215	$4,085	$1,339	$(7,136)	$503
Interest expense (income), net (2)	—	2,511	91	45	2,647
Income taxes (benefit)	764	1,542	876	(1,096)	2,086
Depreciation and amortization	1,086	1,856	1,487	439	4,868
Net earnings (loss) attributable to non-controlling interests	—	921	669	(12)	1,578
Non-cash stock-based compensation	—	—	—	620	620
Gain on foreign currency transactions and cost recovery income	—	(476)	(280)	(7)	(763)
Loss (gain) on disposition of fixed assets	17	(3)	253	300	567
Acquisition costs	—	—	—	768	768
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$4,082	$10,974	$4,435	$(6,079)	$13,412

(1)Net operating revenue for Corporate and Other primarily relates to CCB, the Company’s cruise ship operations and consulting agreements.

(2)Expense of $1.1 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $1.0 million for the period presented.

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its condensed consolidated financial statements and related notes.

On August 5, 2020, the Company announced that it had entered into a definitive agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on July 31, 2020) plus a three year quarterly earn out as specified in the agreement. The CAD 10.0 million was paid at the execution of the definitive agreement and is non-refundable except in the event the Company is in breach of certain covenants set out in the agreement and subject to working capital and other adjustments. The Company will continue to operate Century Sports (sports bar, bowling and entertainment) and to own the real estate. Upon closing of the transaction, the Company will enter into a three year lease agreement with the purchaser of the casino operations for annual net rent of CAD 480,000 ($358,102 based on the exchange rate on July 31, 2020). The transaction is expected to close in fall 2020 subject to approval by the AGLC as well as other customary closing conditions. On August 2, 2020, Macquarie provided a consent to the sale of the casino operations of Century Casino Calgary.

The Company recorded a loss of $0.1 million to general and administrative expenses on its condensed consolidated statement of (loss) earnings for the three and six months ended June 30, 2020 related to the estimated costs the Company will incur for the sale. Held for sale assets on the Company’s condensed consolidated balance sheet as of June 30, 2020 include $0.1 million in inventories and $0.5 million in property and equipment, net. Held for sale liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2020 include $0.2 million in accrued liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019, in Item 8.01 in our Current Report on Form 8-K filed on May 8, 2020, as well as under Part II, Item 1A of this quarterly report on Form 10-Q. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On March 17, 2020, we announced that we had permanently closed CCB. CCB voluntarily surrendered its casino gaming license on April 28, 2020 and entered into a creditors voluntary liquidation on May 6, 2020. For additional information related to CCB, see Note 1, “Description of Business and Basis of Presentation,” to our condensed consolidated financial statements in Part I, Item 1 of this report.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of June 30, 2020, CPL owned eight casinos throughout Poland with a total of 526 slot machines and 119 tables. The following table summarizes information about CPL’s casinos as of June 30, 2020.

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

The following agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•As of June 30, 2020, we had a concession agreement with TUI Cruises for one ship-based casino. Our concession agreements for four of the TUI Cruises ship-based casinos that we operated prior to their COVID-19 related closures in March 2020 ended on May 12, 2020. We are negotiating a concession agreement with TUI Cruises to operate three ship-based casinos through May 2021.

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

Recent Developments Related to COVID-19

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic has had an adverse effect on our first and second quarter 2020 results of operations and financial condition, and we expect the situation will continue to have an adverse impact on our results for the remainder of 2020. The duration and impact of the COVID-19 pandemic otherwise remains uncertain. Between March 13, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020 and our North American operations reopened between June 1, 2020 and June 17, 2020. The reopening approaches varied, with casinos in some jurisdictions reopening fully and others permitted to operate with reduced levels of gaming space or without table games. In addition, some locations are operating with limited restaurant operating hours or continued closure of restaurants, requirements to wear face masks, including the potential to require guests to wear face masks, increased frequency of disinfecting surfaces and other measures to account for varying levels of demand.

Temporary closures of all our facilities between March 2020 and June 2020 due to COVID-19 negatively impacted results for the three and six months ended June 30, 2020. We estimate that net operating revenue and Adjusted EBITDA for the six months ended June 30, 2020 were adversely impacted by approximately $91.3 million and $34.3 million, respectively, due to these closures. We estimate that the net cash outflows related to operations during the time they were fully suspended were, on average, approximately $8.0 million per month. In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $17.4 million on our revolving credit facilities with Macquarie Capital (“Macquarie”) and UniCredit Bank Austria AG (“UniCredit”).

During the temporary closures of our casinos, hotels and other facilities, we took actions to reduce operating costs, including furloughing most of our personnel, implementing reduced work weeks for other personnel and temporarily reducing salaries to senior management on a voluntary basis. During the closures, we continued to pay benefits to our United States and Canadian employees, including part time employees. In Poland, all employees were paid reduced salaries based on local employment laws. We continue to operate with reduced spending on most advertising and marketing costs as well as implementing cost saving initiatives that are intended to eliminate approximately $13.7 million of non-labor operating costs in 2020. We intend to defer or eliminate approximately $2.2 million of discretionary capital projects for the remainder of 2020 in order to proactively address our capital spending for 2020. Additionally, we negotiated arrangements with some of our contractual counterparties, such as vendors and lessors, to modify the timing of certain contractual payments.

We cannot predict the negative impacts that the failure to suppress the spread of COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners and, although all locations have reopened, whether future closures will be required. Such closures have had and will continue to have a material impact on us. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19 and the requirements of health and safety protocols are expected to continue to have a material impact on us.

For additional information, see “Liquidity and Capital Resources – Potential Sources of Liquidity and Short-Term Liquidity.”

Acquisition

On December 6, 2019, we completed the Acquisition of the operations of Cape Girardeau, Caruthersville and Mountaineer from Eldorado Resorts, Inc. for an aggregate purchase price of approximately $111.7 million. Immediately prior to the Acquisition, the real estate assets underlying the Acquired Casinos were sold to VICI PropCo, and we and VICI PropCo subsidiaries entered into a triple net Master Lease for the three Acquired Casino properties. The Master Lease has an initial annual rent of approximately $25.0 million and an initial term of 15 years, with four five year renewal options.

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

Presentation of Foreign Currency Amounts - The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2020	2019	% Change	2020	2019	% Change
Canadian dollar (CAD)	1.3863	1.3376	(3.6%)	1.3646	1.3335	(2.3%)
Euros (EUR)	0.9085	0.8898	(2.1%)	0.9080	0.8853	(2.6%)
Polish zloty (PLN)	4.0959	3.8090	(7.5%)	4.0090	3.7980	(5.6%)
British pound (GBP)	0.8060	0.7782	(3.6%)	0.7938	0.7732	(2.7%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming Revenue	$29,922	$41,986	$(12,064)	(28.7%)	$104,215	$79,326	$24,889	31.4%
Hotel Revenue	476	494	(18)	(3.6%)	2,292	940	1,352	143.8%
Food and Beverage Revenue	1,151	5,054	(3,903)	(77.2%)	7,703	8,805	(1,102)	(12.5%)
Other Revenue	4,554	4,911	(357)	(7.3%)	9,550	8,986	564	6.3%
Net Operating Revenue	36,103	52,445	(16,342)	(31.2%)	123,760	98,057	25,703	26.2%
Gaming Expenses	(16,482)	(21,718)	(5,236)	(24.1%)	(58,525)	(41,284)	17,241	41.8%
Hotel Expenses	(254)	(187)	67	35.8%	(978)	(365)	613	167.9%
Food and Beverage Expenses	(1,468)	(4,550)	(3,082)	(67.7%)	(8,138)	(8,480)	(342)	(4.0%)
General and Administrative Expenses	(12,451)	(20,963)	(8,512)	(40.6%)	(41,986)	(37,015)	4,971	13.4%
Impairment - Goodwill and Intangible Assets	(1,157)	—	1,157	100.0%	(35,121)	—	35,121	100.0%
Total Operating Costs and Expenses	(38,217)	(49,861)	(11,644)	(23.4%)	(157,647)	(92,012)	65,635	71.3%
Loss from Equity Investment	—	14	(14)	(100.0%)	—	(1)	1	100.0%
(Loss) Earnings from Operations	(2,114)	2,598	(4,712)	(181.4%)	(33,887)	6,044	(39,931)	(660.7%)
Non-Controlling Interest	590	(923)	(1,513)	(163.9%)	395	(1,578)	(1,973)	(125.0%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(12,607)	(565)	(12,042)	(2131.3%)	(58,463)	503	(58,966)	(11722.9%)
Adjusted EBITDA (1)	$(1,762)	$6,709	$(8,471)	(126.3%)	$7,822	$13,412	$(5,590)	(41.7%)

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic (Loss) Earnings Per Share	$(0.43)	$(0.02)	$(0.41)	(2050.0%)	$(1.98)	$0.02	$(2.00)	(10000.0%)
Diluted (Loss) Earnings Per Share	$(0.43)	$(0.02)	$(0.41)	(2050.0%)	$(1.98)	$0.02	$(2.00)	(10000.0%)

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

COVID-19

Closures of all our facilities due to COVID-19 had a significant negative impact on our results for the three and six months ended June 30, 2020. A discussion of the estimated impact of COVID-19 on our reportable segments is presented below.

•Below is a summary of the closures in each operating segment and the percentage of the gaming floors that were open upon reopening:

Operating Segment	Closure Date	Reopen Date	Gaming Floor Open
Colorado	March 17	June 15 and June 17	77% (1)
Missouri	March 17	June 1	83%
West Virginia	March 17	June 5	48%
Edmonton	March 17	June 13	26% (2)
Calgary	March 17	June 13	28% (3)
Poland	March 13	May 18	100%

(1)CRC’s gaming floor is fully open. CTL’s floor is 60% open due to a county variance requiring every other machine to be powered off. No table games are open in Colorado.

(2)Barriers put in place in early July 2020 allowed us to reopen an additional 29% of our gaming floors at these properties.

(3)Barriers put in place in early July 2020 allowed us to reopen an additional 20% of our gaming floors at these properties.

•We impaired goodwill and intangible assets in the three and six months ended June 30, 2020 due to quantitative and qualitative impairment analysis performed related to the triggering events caused by COVID 19. We impaired $30.7 million in the United States segment and $3.4 million in the Canada segment.

•We impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE in the Corporate and Other segment due to assessments made related to the impact of COVID-19 on MCE in the six months ended June 30, 2020.

•We recorded valuation allowances on our net deferred tax assets in the United States and Canada segments in the six months ended June 30, 2020 which resulted in $1.0 million and $1.5 million of tax expense in the United States and Canada segments, respectively. In addition, for the three and six months ended June 30, 2020, we recorded a valuation allowance on our net deferred tax assets at CRM that resulted in $1.1 million of tax expense in the Corporate and Other segment.

Results for June 2020 and 2019 are presented below.

	For the month ended
Amounts in thousands	June 30,
Consolidated Results	2020	2019	% Change
Net Operating Revenue	$32,524	$17,828	82%
Earnings (Loss) from Operations	7,081	(7)	101257%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	$2,664	$(1,858)	243%

Adjusted EBITDA*	$10,806	$2,274	375%

* For a discussion of Adjusted EBITDA see “Non-US GAAP Measures – Adjusted EBITDA” below.

United States

•We acquired the operations at MTR, CCG and CCV in the Acquisition in December 2019. The results of operations from the properties acquired in the Acquisition and payment obligations under the Master Lease significantly impact the comparability of our results of operations in the United States segment for the 2020 and 2019 periods. MTR is reported in the West Virginia operating segment, and CCG and CCV are reported in the Missouri operating segment.

•West Virginia contributed a total of $12.2 million in net operating revenue and ($4.4) million in net losses for the three months ended June 30, 2020 and $37.3 million in net operating revenue and ($6.8) million in net losses for the six months ended June 30, 2020.

•Missouri contributed a total of $9.7 million in net operating revenue and ($5.6) million in net losses for the three months ended June 30, 2020 and $31.3 million in net operating revenue and ($36.4) million in net losses for the six months ended June 30, 2020.

Canada

•CMR is reported in the Edmonton operating segment within the Canada reportable segment. CMR began operating the Northern Alberta off-track betting network in January 2019. The Edmonton casino opened and horse racing began in April 2019. CMR contributed $1.9 million in net operating revenue and ($0.9) million in net losses for the three months ended June 30, 2020 and $6.5 million in net operating revenue and ($0.1) million in net losses for the three months ended June 30, 2019. CMR contributed $5.5 million in net operating revenue and ($3.2) million in net losses for the six months ended June 30, 2020 and $8.0 million in net operating revenue and ($0.8) million in net losses for the six months ended June 30, 2019.

Corporate and Other

•The interest payments under our Macquarie Credit Agreement significantly impact the comparability of our results of operations in the Corporate and Other segment for the 2020 and 2019 periods.

•We wrote-down $0.7 million related to the portion of the liability that we had sought to collect from LOT in the six months ended June 30, 2020.

•We closed CCB during the six months ended June 30, 2020.

•We operated fewer ship-based casinos during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, and all cruise ships suspended operations in March 2020 due to COVID-19.

Net operating revenue decreased by ($16.3) million, or (31.2%), and increased by $25.7 million, or 26.2%, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

•United States increased by $15.0 million, or 170.5%, and by $60.4 million, or 357.9%.

•Canada decreased by ($17.3) million, or (78.5%), and by ($17.4) million, or (45.4%).

•Poland decreased by ($12.7) million, or (63.2%), and by ($15.4) million, or (38.7%).

•Corporate and Other decreased by ($1.4) million, or (89.5%), and by ($1.9) million, or (62.3%).

Operating costs and expenses decreased by ($11.6) million, or (23.4%), and increased by $65.6 million, or 71.3%, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Following is a breakout of operating costs and expenses by segment for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

•United States increased by $20.0 million, or 278.8%, and by $91.8 million, or 660.4%.

•Canada decreased by ($11.2) million, or (65.2%), and by ($5.9) million, or (19.8%).

•Poland decreased by ($9.5) million, or (49.7%), and by ($10.8) million, or (29.1%).

•Corporate and Other decreased by ($11.0) million, or (168.8%), and by ($9.4) million, or (84.0%).

Earnings from operations decreased by ($4.7) million, or (181.4%), and by ($39.9) million, or (660.7%), for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

•United States decreased by ($5.0) million, or (302.0%), and by ($31.4) million, or (1053.4%).

•Canada decreased by ($6.1) million, or (125.2%), and by ($11.5) million, or (134.0%).

•Poland decreased by ($3.2) million, or (315.6%), and by ($4.6) million, or (170.9%).

•Corporate and Other increased by $9.6 million, or 193.6%, and by $7.6 million, or 92.0%.

Net earnings decreased by ($12.0) million, or (2131.3%), and by ($59.0) million, or (11722.9%), for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(10,271)	$(1,781)	$(1,246)	$691	$(12,607)
Interest expense (income), net (1)	6,954	435	(14)	3,204	10,579
Income (benefit) taxes	—	(44)	(292)	918	582
Depreciation and amortization	4,246	1,289	735	135	6,405
Net earnings (loss) attributable to non-controlling interests	—	34	(624)	—	(590)
Non-cash stock-based compensation	—	—	—	249	249
Loss (gain) on foreign currency transactions, cost recovery income and other	1,157	135	(25)	(7,631)	(6,364)
(Gain) on disposition of fixed assets	—	(69)	—	—	(69)
Acquisition costs	—	—	—	53	53
Adjusted EBITDA	$2,086	$(1)	$(1,466)	$(2,381)	$(1,762)

(1)Expense of $7.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $4.2 million and $0.4 million, respectively, for the period presented.

	For the three months ended June 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,236	$2,536	$425	$(4,762)	$(565)
Interest expense (income), net (1)	—	1,320	45	28	1,393
Income taxes (benefit)	406	778	416	(230)	1,370
Depreciation and amortization	527	1,059	716	141	2,443
Net earnings attributable to non-controlling interests	—	681	213	29	923
Non-cash stock-based compensation	—	—	—	359	359
(Gain) loss on foreign currency transactions and cost recovery income	—	(432)	(78)	5	(505)
Loss on disposition of fixed assets	1	2	248	272	523
Acquisition costs	—	—	—	768	768
Adjusted EBITDA	$2,170	$5,944	$1,985	$(3,390)	$6,709

(1)Expense of $0.6 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $0.5 million for the period presented.

	For the six months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net loss attributable to Century Casinos, Inc. shareholders	$(43,659)	$(5,987)	$(1,218)	$(7,599)	$(58,463)
Interest expense (income), net (1)	14,235	979	17	6,713	21,944
Income taxes (benefit)	1,023	1,813	(247)	517	3,106
Depreciation and amortization	8,505	2,628	1,501	265	12,899
Net earnings (loss) attributable to non-controlling interests	—	214	(609)	—	(395)
Non-cash stock-based compensation	—	—	—	236	236
Loss (gain) on foreign currency transactions, cost recovery income and other	30,746	3,447	147	(6,046)	28,294
(Gain) loss on disposition of fixed assets	—	(69)	2	2	(65)
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$10,850	$3,025	$(407)	$(5,646)	$7,822

(1)Expense of $14.2 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.9 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $10.4 million and $0.9 million, respectively, for the period presented.

	For the six months ended June 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,215	$4,085	$1,339	$(7,136)	$503
Interest expense (income), net (1)	—	2,511	91	45	2,647
Income taxes (benefit)	764	1,542	876	(1,096)	2,086
Depreciation and amortization	1,086	1,856	1,487	439	4,868
Net earnings (loss) attributable to non-controlling interests	—	921	669	(12)	1,578
Non-cash stock-based compensation	—	—	—	620	620
Gain on foreign currency transactions and cost recovery income	—	(476)	(280)	(7)	(763)
Loss (gain) on disposition of fixed assets	17	(3)	253	300	567
Acquisition costs	—	—	—	768	768
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$4,082	$10,974	$4,435	$(6,079)	$13,412

(1)Expense of $1.1 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $1.0 million for the period presented.

Non-US GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a Constant Currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believes that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our operating revenue, (loss) earnings from operations, net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA. Constant Currency results are calculated by dividing the current quarter or year to date local currency segment results, excluding the local currency impact of foreign currency gains and losses, by the prior year’s average exchange rate for the quarter or year to date and comparing them to actual US dollar results for the prior quarter or year to date. The current and prior year’s average exchange rates for the three-month periods are presented above. Constant Currency results are not considered a measure of performance recognized under US GAAP. The Constant Currency results are presented below.

	For the three months			For the six months
	ended June 30,			ended June 30,
Amounts in thousands	2020	2019	% Change	2020	2019	% Change
Net operating revenue as reported (US GAAP)	$36,103	$52,445	(31%)	$123,760	$98,057	26%
Foreign currency impact vs. 2019	474			989
Net operating revenue constant currency (non-US GAAP)	$36,577	$52,445	(30%)	$124,749	$98,057	27%

(Loss) earnings from operations (US GAAP)	$(2,114)	$2,598	(181%)	$(33,887)	$6,044	(661%)
Foreign currency impact vs. 2019	540			446
(Loss) earnings from operations constant currency (non-US GAAP)	$(1,574)	$2,598	(161%)	$(33,441)	$6,044	(653%)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders as reported (US GAAP)	$(12,607)	$(565)	(2131%)	$(58,463)	$503	(11723%)
Foreign currency impact vs. 2019	413			159
Net (loss) earnings attributable to Century Casinos, Inc. shareholders constant currency (non-US GAAP)	$(12,194)	$(565)	(2058%)	$(58,304)	$503	(11691%)

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

Amounts in thousands	June 30, 2020	June 30, 2019
Total long-term debt, including current portion	$194,149	$72,057
Deferred financing costs	9,846	411
Total principal	$203,995	$72,468
Less: Cash and cash equivalents	$51,641	$47,000
Net Debt	$152,354	$25,468

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming	$21,095	$7,381	$13,714	185.8%	$67,631	$14,179	$53,452	377.0%
Hotel	476	373	103	27.6%	2,209	694	1,515	218.3%
Food and Beverage	774	949	(175)	(18.4%)	4,528	1,811	2,717	150.0%
Other	1,487	106	1,381	1302.8%	2,894	190	2,704	1423.2%
Net Operating Revenue	23,832	8,809	15,023	170.5%	77,262	16,874	60,388	357.9%
Gaming Expenses	(11,813)	(3,409)	8,404	246.5%	(39,628)	(6,649)	32,979	496.0%
Hotel Expenses	(256)	(130)	126	96.9%	(930)	(258)	672	260.5%
Food and Beverage Expenses	(1,005)	(1,005)	—	—	(4,489)	(1,918)	2,571	134.0%
General and Administrative Expenses	(8,672)	(2,096)	6,576	313.7%	(21,365)	(3,984)	17,381	436.3%
Impairment - Goodwill and Intangible Assets	(1,157)	—	1,157	100.0%	(30,746)	—	30,746	100.0%
Total Operating Costs and Expenses	(27,149)	(7,167)	19,982	278.8%	(105,663)	(13,895)	91,768	660.4%
(Loss) Earnings from Operations	(3,317)	1,642	(4,959)	(302.0%)	(28,401)	2,979	(31,380)	(1053.4%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(10,271)	1,236	(11,507)	(931.0%)	(43,659)	2,215	(45,874)	(2071.1%)
Adjusted EBITDA	$2,086	$2,170	$(84)	(3.9%)	$10,850	$4,082	$6,768	165.8%

We acquired MTR in West Virginia and CCG and CCV in Missouri in the Acquisition in December 2019.

Sports wagering in Colorado became legal on May 1, 2020. We have partnered with sports betting operators that will conduct sports wagering under two of our three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

Our US operations closed due to COVID-19 on March 17, 2020 and reopened between June 1, 2020 and June 17, 2020. The results below are presented to illustrate the impact of COVID-19 on net operating revenue in the United States segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. We did not acquire the West Virginia and Missouri properties until December 2019.

Amounts in millions, except percentages	Jan	Feb	Mar	Apr	May	Jun	Q2	YTD
Colorado
2020	2.8	2.8	1.1	—	—	2.0	2.0	8.7
2019	2.6	2.5	3.0	2.8	3.0	3.0	8.8	16.9
	0.2	0.3	(1.9)	(2.8)	(3.0)	(1.0)	(6.8)	(8.2)
	7.7%	12.0%	(63.3%)	(100.0%)	(100.0%)	(33.3%)	(77.3%)	(48.5%)

West Virginia
2020	9.6	10.3	5.2	—	0.2	12.0	12.2	37.3

Missouri
2020	7.9	9.0	4.7	—	—	9.6	9.6	31.2

Preliminary net operating revenue estimates for July 2020 are $3.6 million for Colorado, $8.1 million for West Virginia and $8.1 million for Missouri.

The results below are presented to illustrate the impact of COVID-19 on operating expenses in the United States segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, excluding depreciation and amortization expense and impairment – goodwill and intangible assets.

Amounts in millions, except percentages	Jan	Feb	Mar	Apr	May	Jun	Q2	YTD
Colorado
2020	2.2	2.1	1.6	0.5	0.4	0.8	1.7	7.6
2019	2.1	2.0	2.1	2.2	2.2	2.2	6.6	12.8
	0.1	0.1	(0.5)	(1.7)	(1.8)	(1.4)	(4.9)	(5.2)
	4.8%	5.0%	(23.8%)	(77.3%)	(81.8%)	(63.6%)	(74.2%)	(40.6%)

West Virginia
2020	8.5	8.5	6.3	2.2	1.8	8.7	12.7	36.0

Missouri
2020	5.2	6.0	4.3	1.5	1.3	4.5	7.3	22.8

During the United States closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Additional savings related to gaming-related expenses. COVID-19 continues to impact results, and we are seeking to maintain operating costs at or below prior year levels for the remainder of 2020. In Colorado, we expect payroll costs will continue to trend below the prior year due to table game closures anticipated through at least mid-August 2020. We anticipate increasing our promotional offerings as needed to compete in the competitive markets in which we operate our US casinos. Special events at our properties have been cancelled or postponed, which will reduce advertising costs. We plan to continue to update our properties with enhancements to encourage social distancing and other measures to allow us to reopen additional gaming space and other facilities that currently are closed due to COVID-19 restrictions.

Estimated preliminary Adjusted EBITDA for July 2020 are $1.6 million for Colorado, $0.7 million for West Virginia and $3.2 million for Missouri.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming	$2,077	$13,649	$(11,572)	(84.8%)	$12,286	$23,582	$(11,296)	(47.9%)
Hotel	—	121	(121)	(100.0%)	83	246	(163)	(66.3%)
Food and Beverage	313	3,656	(3,343)	(91.4%)	2,812	6,097	(3,285)	(53.9%)
Other	2,329	4,562	(2,233)	(48.9%)	5,721	8,364	(2,643)	(31.6%)
Net Operating Revenue	4,719	21,988	(17,269)	(78.5%)	20,902	38,289	(17,387)	(45.4%)
Gaming Expenses	(12)	(3,456)	(3,444)	(99.7%)	(2,986)	(6,399)	(3,413)	(53.3%)
Hotel Expenses	2	(57)	(59)	(103.5%)	(48)	(107)	(59)	(55.1%)
Food and Beverage Expenses	(99)	(3,192)	(3,093)	(96.9%)	(2,486)	(5,295)	(2,809)	(53.1%)
General and Administrative Expenses	(4,550)	(9,341)	(4,791)	(51.3%)	(12,296)	(16,049)	(3,753)	(23.4%)
Impairment - Goodwill and Intangible Assets	—	—	—	—	(3,375)	—	3,375	100.0%
Total Operating Costs and Expenses	(5,948)	(17,105)	(11,157)	(65.2%)	(23,819)	(29,706)	(5,887)	(19.8%)
(Loss) Earnings from Operations	(1,229)	4,883	(6,112)	(125.2%)	(2,917)	8,583	(11,500)	(134.0%)
Non-Controlling Interest	(34)	(681)	(647)	(95.0%)	(1,973)	(921)	1,052	114.2%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(1,781)	2,536	(4,317)	(170.2%)	(5,987)	4,085	(10,072)	(246.6%)
Adjusted EBITDA	$(1)	$5,944	$(5,945)	(100.0%)	$3,025	$10,974	$(7,949)	(72.4%)

In January 2019, CMR began operating the Northern Alberta off-track betting network. The CMR casino in Edmonton opened on April 1, 2019, and the first horse race was held on April 28, 2019.

Results in US dollars were impacted by 3.6% and 2.3% exchange rate decreases in the average rate between the US dollar and the Canadian dollar for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively.

Our Canadian operations closed due to COVID-19 on March 17, 2020 and reopened on June 13, 2020. The results below are presented to illustrate the impact of COVID-19 on net operating revenue in the Canada segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Amounts in millions, except percentages	Jan	Feb	Mar	Apr	May	Jun	Q2	YTD
Edmonton - CAD
2020	4.8	5.3	3.0	0.4	0.5	3.0	3.9	17.0
2019	3.7	3.7	4.4	6.4	6.1	6.0	18.5	30.3
	1.1	1.6	(1.4)	(6.0)	(5.6)	(3.0)	(14.6)	(13.3)
	29.7%	43.2%	(31.8%)	(93.8%)	(91.8%)	(50.0%)	(78.9%)	(43.9%)
Edmonton - USD
2020	3.6	4.0	2.2	0.3	0.3	2.2	2.8	12.6
2019	2.8	2.8	3.3	4.7	4.6	4.5	13.8	22.7
	0.8	1.2	(1.1)	(4.4)	(4.3)	(2.3)	(11.0)	(10.1)
	28.6%	42.9%	(33.3%)	(93.6%)	(93.5%)	(51.1%)	(79.7%)	(44.5%)

Calgary - CAD
2020	3.3	3.5	1.7	0.2	0.4	2.0	2.6	11.1
2019	3.4	2.7	3.8	3.4	3.8	3.7	10.9	20.8
	(0.1)	0.8	(2.1)	(3.2)	(3.4)	(1.7)	(8.3)	(9.7)
	(2.9%)	29.6%	(55.3%)	(94.1%)	(89.5%)	(45.9%)	(76.1%)	(46.6%)
Calgary - USD
2020	2.6	2.6	1.2	0.2	0.3	1.4	1.9	8.3
2019	2.5	2.0	2.9	2.6	2.8	2.8	8.2	15.6
	0.1	0.6	(1.7)	(2.4)	(2.5)	(1.4)	(6.3)	(7.3)
	4.0%	30.0%	(58.6%)	(92.3%)	(89.3%)	(50.0%)	(76.8%)	(46.8%)

Preliminary net operating revenue estimates for July 2020 are CAD 4.4 million ($3.3 million based on the exchange rate on July 31, 2020) for Edmonton and CAD 2.7 million ($2.0 million based on the exchange rate on July 31, 2020) for Calgary.

The results below are presented to illustrate the impact of COVID-19 on operating expenses in the Canada segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, excluding depreciation and amortization expense and impairment – goodwill and intangible assets.

Amounts in millions, except percentages	Jan	Feb	Mar	Apr	May	Jun	Q2	YTD
Edmonton - CAD
2020	3.9	4.0	3.7	1.1	1.0	2.0	4.1	15.7
2019	2.9	3.1	3.6	4.7	5.2	4.6	14.5	24.1
	1.0	0.9	0.1	(3.6)	(4.2)	(2.6)	(10.4)	(8.4)
	34.5%	29.0%	2.8%	(76.6%)	(80.8%)	(56.5%)	(71.7%)	(34.9%)
Edmonton - USD
2020	3.0	3.0	2.7	0.7	0.7	1.5	2.9	11.6
2019	2.2	2.4	2.7	3.5	3.8	3.5	10.8	18.1
	0.8	0.6	—	(2.8)	(3.1)	(2.0)	(7.9)	(6.5)
	36.4%	25.0%	—	(80.0%)	(81.6%)	(57.1%)	(73.1%)	(35.9%)

Calgary - CAD
2020	1.9	2.1	2.0	0.7	0.6	1.3	2.6	8.6
2019	2.0	2.0	2.1	2.2	2.4	2.4	7.0	13.1
	(0.1)	0.1	(0.1)	(1.5)	(1.8)	(1.1)	(4.4)	(4.5)
	(5.0%)	5.0%	(4.8%)	(68.2%)	(75.0%)	(45.8%)	(62.9%)	(34.4%)
Calgary - USD
2020	1.5	1.6	1.4	0.5	0.4	0.9	1.8	6.3
2019	1.5	1.5	1.6	1.6	1.8	1.8	5.2	9.8
	—	0.1	(0.2)	(1.1)	(1.4)	(0.9)	(3.4)	(3.5)
	—	6.7%	(12.5%)	(68.8%)	(77.8%)	(50.0%)	(65.4%)	(35.7%)

During the Canadian closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Additional savings related to wage subsidies provided by the Canadian government. Because COVID-19 continues to impact results, and we are focusing on managing costs. We continue to look for synergies between our Canadian properties including prizes that are available to guests at all locations instead of at individual casinos only. We expect payroll costs will continue to trend below the prior year due to closures of table games, limited attendance allowed for horse racing and government wage subsidies through December 2020. We plan to continue to update our properties with enhancements to encourage social distancing and other measures to allow us to reopen additional gaming space and other facilities that currently are closed due to COVID-19 restrictions.

Estimated preliminary Adjusted EBITDA for July 2020 are CAD 2.1 million ($1.6 million based on the exchange rate on July 31, 2020) for Edmonton and CAD 1.2 million ($0.9 million based on the exchange rate on July 31, 2020) for Calgary.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming	$6,748	$19,875	$(13,127)	(66.0%)	$23,503	$39,335	$(15,832)	(40.2%)
Food and Beverage	64	214	(150)	(70.1%)	258	441	(183)	(41.5%)
Other	578	18	560	3111.1%	692	83	609	733.7%
Net Operating Revenue	7,390	20,107	(12,717)	(63.2%)	24,453	39,859	(15,406)	(38.7%)
Gaming Expenses	(4,641)	(14,012)	(9,371)	(66.9%)	(15,224)	(26,475)	(11,251)	(42.5%)
Food and Beverage Expenses	(364)	(142)	222	156.3%	(1,030)	(856)	174	20.3%
General and Administrative Expenses	(3,851)	(4,216)	(365)	(8.7%)	(8,608)	(8,346)	262	3.1%
Total Operating Costs and Expenses	(9,591)	(19,086)	(9,495)	(49.7%)	(26,363)	(37,164)	(10,801)	(29.1%)
(Loss) Earnings from Operations	(2,201)	1,021	(3,222)	(315.6%)	(1,910)	2,695	(4,605)	(170.9%)
Non-Controlling Interest	624	(213)	(837)	(393.0%)	609	(669)	(1,278)	(191.0%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(1,246)	425	(1,671)	(393.2%)	(1,218)	1,339	(2,557)	(191.0%)
Adjusted EBITDA	$(1,466)	$1,985	$(3,451)	(173.9%)	$(407)	$4,435	$(4,842)	(109.2%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. When a gaming license expires, any gaming company can apply for a new license for that city. The casino at the LIM Center in Warsaw reopened in August 2019. We expanded the gaming floor at the Marriott Hotel and added an additional six table games in May 2019.

We currently operate three casinos in Warsaw. There is proposed legislation to split the Warsaw voivodship (or province), which could limit the number of casino licenses available in Warsaw in the future. If the legislation is passed, it is expected that as licenses in Warsaw expire a new tender would not be offered until the maximum number of licenses available is reached. Any change to the number of licenses available in a city could have a negative impact on results if we are unable to renew our casino licenses.

Results in US dollars were impacted by 7.5% and 5.6% decreases in the average exchange rate between the US dollar and Polish zloty for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively.

The casinos in Poland closed due to COVID-19 on March 13, 2020 and reopened on May 18, 2020. The results below are presented to illustrate the impact of COVID-19 on net operating revenue in the Poland segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Amounts in millions, except percentages	Jan	Feb	Mar	Apr	May	Jun	Q2	YTD
PLN
2020	26.6	26.2	13.8	(0.3)	8.1	21.8	29.6	96.2
2019	22.7	22.8	29.3	24.7	25.2	26.7	76.6	151.4
	3.9	3.4	(15.5)	(25.0)	(17.1)	(4.9)	(47.0)	(55.2)
	17.2%	14.9%	(52.9%)	(101.2%)	(67.9%)	(18.4%)	(61.4%)	(36.5%)
USD
2020	7.0	6.7	3.4	—	1.9	5.5	7.4	24.5
2019	6.1	6.0	7.7	6.5	6.5	7.1	20.1	39.9
	0.9	0.7	(4.3)	(6.5)	(4.6)	(1.6)	(12.7)	(15.4)
	14.8%	11.7%	(55.8%)	(100.0%)	(70.8%)	(22.5%)	(63.2%)	(38.6%)

Preliminary net operating revenue estimates for July 2020 are PLN 20.1 million ($5.4 million based on the exchange rate on July 31, 2020) for Poland.

The results below are presented to illustrate the impact of COVID-19 on operating expenses in the Poland segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, excluding depreciation and amortization expense and impairment – goodwill and intangible assets.

Amounts in millions, except percentages	Jan	Feb	Mar	Apr	May	Jun	Q2	YTD
PLN
2020	24.5	23.9	14.1	6.0	11.8	18.1	35.9	98.4
2019	20.1	20.7	24.7	22.6	23.1	23.3	69.0	134.5
	4.4	3.2	(10.6)	(16.6)	(11.3)	(5.2)	(33.1)	(36.1)
	21.9%	15.5%	(42.9%)	(73.5%)	(48.9%)	(22.3%)	(48.0%)	(26.8%)
USD
2020	6.4	6.1	3.5	1.4	2.9	4.6	8.9	24.9
2019	5.4	5.5	6.4	5.9	6.0	6.2	18.1	35.4
	(1.0)	(0.6)	2.9	4.5	3.1	1.6	9.2	10.5
	18.5%	10.9%	(45.3%)	(76.3%)	(51.7%)	(25.8%)	(50.8%)	(29.7%)

During the closures of our Poland casinos we reduced operating costs and expenses as much as possible. Additional cost savings related to wage subsidies were provided by the Polish government. COVID-19 continues to impact results, and we are focusing on analyzing staffing needs to match customer volumes to continue to manage our costs.

Estimated preliminary Adjusted EBITDA for Poland for July 2020 is PLN 1.5 million ($0.4 million based on the exchange rate on July 31, 2020).

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming	$2	$1,081	$(1,079)	(99.8%)	$795	$2,230	$(1,435)	(64.3%)
Food and Beverage	—	235	(235)	(100.0%)	105	456	(351)	(77.0%)
Other	160	225	(65)	(28.9%)	243	349	(106)	(30.4%)
Net Operating Revenue	162	1,541	(1,379)	(89.5%)	1,143	3,035	(1,892)	(62.3%)
Gaming Expenses	(16)	(841)	(825)	(98.1%)	(687)	(1,761)	(1,074)	(61.0%)
Food and Beverage Expenses	—	(211)	(211)	(100.0%)	(133)	(411)	(278)	(67.6%)
General and Administrative Expenses	4,622	(5,310)	(9,932)	(187.0%)	283	(8,636)	(8,919)	(103.3%)
Impairment - Goodwill and Intangible Assets	—	—	—	—	(1,000)	—	1,000	100.0%
Total Operating Costs and Expenses	4,471	(6,503)	(10,974)	(168.8%)	(1,802)	(11,247)	(9,445)	(84.0%)
Loss from Equity Investment	—	14	(14)	(100.0%)	—	(1)	1	100.0%
Earnings (Loss) from Operations	4,633	(4,948)	9,581	193.6%	(659)	(8,213)	7,554	92.0%
Non-Controlling Interest	—	(29)	29	100.0%	—	12	(12)	(100.0%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	691	(4,762)	5,453	114.5%	(7,599)	(7,136)	(463)	(6.5%)
Adjusted EBITDA	$(2,381)	$(3,390)	$1,009	29.8%	$(5,646)	$(6,079)	$433	7.1%

We permanently closed the casino at CCB on March 17, 2020. CCB entered creditor’s voluntary liquidation in May 2020 and was deconsolidated as a subsidiary during the three months ended June 30, 2020. For additional information related to CCB, see Note 1, “Description of Business and Basis of Presentation,” to our condensed consolidated financial statements in Part I, Item 1 of this report.

The cruise ships on which our ship-based casinos are located stopped sailing around March 10, 2020 due to COVID-19. As of June 30, 2020, we had a concession agreement with TUI Cruises for one ship-based casino. Our concession agreements for four of the ship-based casinos that we operated prior to their COVID-19 related closures in March 2020 ended on May 12, 2020. We are negotiating a concession agreement with TUI Cruises to operate three ship-based casinos through May 2021

We have mutually agreed with the cruise lines through which we have concession agreements not to extend certain agreements at their termination dates. The following is a summary of concession agreements that ended in 2019 and 2020.

Cruise Ship	Month of Contract Expiration
Wind Spirit	January 2019
Star Pride	March 2019
Wind Surf	April 2019
Star Breeze	April 2019
Star Legend	May 2019
Mein Schiff 3	May 2020

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

Three Months Ended June 30, 2020 and 2019

The following discussion highlights results for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Revenue Highlights

Non-Corporate Reporting Units

•Net operating revenue decreased due to the casino closures at CCB and on the ships.

Operating Expense Highlights

Non-Corporate Reporting Units

•Total operating costs and expenses decreased due to the casino closures at CCB and on the ships. In addition, the deconsolidation of CCB resulted in a gain of $7.4 million that we recognized in general and administrative expenses on our statement of (loss) earnings for the three months ended June 30, 2020.

Corporate Reporting Units

•Our corporate reporting units include certain other corporate and management operations. Total operating costs and expenses decreased by ($0.6) million, or (19.5%) due to the closures. During the closures, certain of our corporate staff voluntarily decreased their salaries. In addition, in 2019 there were additional expenses related to the Acquisition that did not reoccur in 2020.

Six Months Ended June 30, 2020 and 2019

The following discussion highlights results for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Revenue Highlights

Non-Corporate Reporting Units

•Net operating revenue decreased due to the casino closures at CCB and on the ships due to COVID-19.

Operating Expense Highlights

Non-Corporate Reporting Units

•Total operating costs and expenses decreased due to casino closures at CCB and on the ships. In addition, the deconsolidation of CCB resulted in a gain of $7.4 million that we recognized in general and administrative expenses on our statement of (loss) earnings for the six months ended June 30, 2020.

Corporate Reporting Units

•Total operating costs and expenses increased by $0.3 million, or 5.6%. In March 2020, we impaired the MCE investment due to an assessment of their operations resulting from COVID-19. As a result of the impairment, we recorded $1.0 million to impairment – goodwill and intangible assets during the six months ended June 30, 2020. In addition, we assessed the collectability of a receivable from LOT related to the Poland contingent liability and determined that, due to COVID-19, it was more likely than not that LOT will be unable to repay us for its portion of taxes paid by CPL to the Polish IRS. As a result, we wrote-down the $0.7 million receivable to general and administrative expenses for the six months ended June 30, 2020. Offsetting these increases, during the closures certain of our corporate staff voluntarily decreased their salaries. In addition, in 2019 there were additional expenses related to the Acquisition that did not reoccur in 2020

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Interest Income	$5	$5	$—	—	$6	$9	$(3)	(33.3%)
Interest Expense	(10,584)	(1,398)	9,186	657.1%	(21,950)	(2,656)	19,294	726.4%
Gain on Foreign Currency Transactions and Other	78	523	(445)	(85.1%)	79	770	(691)	(89.7%)
Non-Operating (Expense) Income	$(10,501)	$(870)	$9,631	1107.0%	$(21,865)	$(1,877)	$19,988	1064.9%

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

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2020, we recognized income tax expense of $3.1 million on pre-tax loss of ($55.8) million, representing an effective income tax rate of (5.6%), compared to income tax expense of $2.1 million on pre-tax income of $4.2 million, representing an effective income tax rate of 50.1% for the same period in 2019. For further discussion on our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 9, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing activities. In 2020, our liquidity has been adversely affected by temporary closures of all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19, as discussed below.

As of June 30, 2020, our total debt under bank borrowings and other agreements net of $9.8 million related to deferred financing costs was $194.2 million, of which $183.5 million was long-term debt and $10.6 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, the CPL credit facility, the UniCredit Loan and the CRM credit facility. For a description of our debt agreements, see Note 6, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $152.4 million as of June 30, 2020 compared to $25.5 million as of June 30, 2019, due to additional borrowings related to the Acquisition and drawdowns of $17.4 million on our Revolving Facility and credit agreement with UniCredit in March 2020 as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2020 maturities of our debt:

Amounts in thousands
Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Agreement	Total
$10,800	$370	$247	$—	$—	$11,417

There is no set repayment schedule for the CPL credit facility, and we classify it as short-term debt due to the nature of the agreements. We classified the $10.0 million Revolving Facility as current portion of long-term debt due to the repayment of the Revolving Facility on July 30, 2020.

The following table lists the amount of remaining 2020 payments due under our lease agreements:

Amounts in thousands
Operating leases	Finance leases	Total
$2,665	$77	$2,742

In addition to these payment obligations, we are required to pay annual rent of approximately $25.1 million under the Master Lease and $1.5 million under the CDR land lease financing obligation, excluding variable rent payments. Cash payments related to the Master Lease and CDR land lease were $10.4 million and $0.9 million, respectively, for the six months ended June 30, 2020.

Cash Flows

At June 30, 2020, cash, cash equivalents and restricted cash totaled $52.5 million, and we had working capital (current assets minus current liabilities) of $2.6 million compared to cash, cash equivalents and restricted cash of $55.6 million and working capital of $22.8 million at December 31, 2019. The decrease in cash, cash equivalents and restricted cash from December 31, 2019 is due to $6.0 million used to purchase property and equipment, a $1.2 million payment related to the working capital adjustment in the Acquisition, $0.7 million in deferred financing costs, $0.4 million net cash used by operating activities, a $0.2 million distribution to non-controlling interests at CDR and $0.7 million in exchange rate changes, offset by $5.8 million in proceeds from borrowings net of principal payments.

Net cash used in operating activities was $0.4 million for the six months ended June 30, 2020 and net cash provided by operating activities was $7.5 million for the six months ended June 30, 2019. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flow from operations for the six months ended June 30, 2020 was negatively impacted by the suspension of our operations due to COVID-19. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $7.1 million for the six months ended June 30, 2020 consisted of $0.4 million for slot machine purchases at our Colorado properties; $0.6 million for slot machine purchases, $0.2 million in rebranding signage and $1.7 million for player tracking systems at our Missouri properties; $0.2 million for surveillance upgrades at our West Virginia property; $0.4 million for table game equipment and $0.5 million in building updates at our Edmonton properties; $0.2 million for table game equipment at our Calgary properties; $0.2 million in casino improvements in Poland; $1.5 million in other fixed asset additions at our properties; and the $1.2 million payment related to the working capital adjustment in the Acquisition.

Net cash provided by financing activities of $5.0 million for the six months ended June 30, 2020 consisted of $5.8 million in proceeds from borrowings on our long-term debt net of principal repayments, offset by $0.7 million in deferred financing costs and a $0.2 million distribution to non-controlling interests in CDR.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the six months ended June 30, 2020. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2020. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity and Short-Term Liquidity

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

The COVID-19 pandemic has had an adverse effect on our first and second quarter 2020 results of operations, financial condition and liquidity, and we expect the situation will continue to have an adverse effect on results of operations, financial condition and liquidity for the remainder of 2020. The duration and impact of the COVID-19 pandemic otherwise remains uncertain. Between March 13, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020 and our North American operations reopened between June 1, 2020 and June 17, 2020.

During to the temporary closures of our casinos, hotels and other facilities, we took actions to reduce operating costs, including furloughing most of our personnel, implementing reduced work weeks for other personnel and temporarily reducing salaries to senior management on a voluntary basis. During the closures, we continued to pay benefits to our United States and Canadian employees, including part time employees. In Poland, all employees were paid reduced salaries based on local employment laws. We continue to operate with reduced spending on most advertising and marketing costs as well as implementing cost saving initiatives that are intended to eliminate approximately $13.7 million of non-labor operating costs in 2020. We intend to defer or eliminate approximately $2.2 million of discretionary capital projects for the remainder of 2020 in order to proactively address our capital spending for 2020. Additionally, we negotiated arrangements with some of our contractual counterparties, such as vendors and lessors, to modify the timing of certain contractual payments.

In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $9.95 million on the Revolving Facility under the Macquarie Credit Agreement and $7.4 million on the UniCredit credit agreement. We did not use any portion of the $9.95 million borrowed under the Revolving Facility to fund operations, and maintained such borrowings in cash and cash equivalents until repaid as described below.

The Revolving Facility includes a springing leverage ratio (the “Financial Covenant”) tested as of the last day of each fiscal quarter in which borrowings under the Revolving Facility as of such day equal or exceed $3.5 million. In March 2020, based on the anticipated timing of reopening our casinos, hotels and other operations that had been closed due to the COVID-19 pandemic, and based on the anticipated use of all or a portion of the $9.95 million borrowed under the Revolving Facility to fund operations prior to such reopening, we projected that, if we were unable to repay the Revolving Facility below $3.5 million on or before the last day of a fiscal quarter, a potential future violation of the Financial Covenant could occur. Prior to June 30, 2020, we projected that we would be in compliance with the Financial Covenant as of June 30, 2020 and therefore we elected not to pay the Revolving Facility below $3.5 million on or before such date.

We and the lender under the Macquarie Credit Agreement are currently reviewing the Financial Covenant calculation as of June 30, 2020 to determine whether we were in compliance with the covenant or were in default as of such date. If a default exists under the Financial Covenant as of June 30, 2020, we will not be able to borrow under the Revolving Facility or take certain actions that would otherwise be permitted under the Revolving Facility, and the lender may exercise other remedies, until such default is waived by the lender or the Macquarie Credit Agreement is amended. We repaid the Revolving Facility down to $0 as of July 30, 2020, except for a $50,000 letter of credit that we are in the process of cash collateralizing. We do not project a need for borrowing under the Revolving Facility in the future. As a result, compliance with the Financial Covenant under the Revolving Facility would not be required in future periods. If a default under the Financial Covenant has occurred, management intends to discuss a waiver of the default or amendment to the Macquarie Credit Agreement. We were in compliance with all financial covenants under our other credit agreements as of June 30, 2020.

We estimate that the net cash outflows related to operations during the time they were fully suspended were, on average, approximately $8.0 million per month, and that we spent approximately $14.7 million through June 30, 2020 to reopen operations and cover short-term cash needs at the casinos.

We cannot predict the negative impacts that the failure to suppress the spread of COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners and, although all locations have reopened, whether future closures will be required. Such closures have had and will continue to have a material impact on our business. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19 and the requirements of health and safety protocols are expected to continue to have a material impact on our business.

We may be required to raise additional capital to address our liquidity and capital needs. We have a shelf registration statement with the SEC that became effective in July 2020 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $23.7 million of our total $51.6 million in cash and cash equivalents at June 30, 2020 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The COVID-19 pandemic has had and will continue to have an adverse effect on our business, operations, financial condition, operating results and liquidity, and the ultimate outcome of the pandemic is uncertain

In late 2019, an outbreak of a new strain of coronavirus, COVID-19, was identified in China and has since spread rapidly around the world as a pandemic, prompting aggressive actions by local, state, federal and provincial governments in the US, Canada and elsewhere to control the spread of the coronavirus. COVID-19 has significantly affected virtually all facets of the United States and global economies. This outbreak and the actions taken in response to this public health epidemic, pose the risk that we or our employees, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Restrictions on travel, quarantines and other measures imposed in response to the COVID-19 pandemic, as well as ongoing concern regarding the virus’ potential impact, have had and will likely continue to have a negative effect on economies and financial markets, including supply chain shortages and additional business disruptions. Between March 13, 2020 and March 17, 2020, we temporarily closed all of our casinos, hotels and other facilities to comply with quarantine orders issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020 and our North American operations reopened between June 1, 2020 and June 17, 2020. The reopening approaches varied, with casinos in some jurisdictions reopening fully and others permitted to operate with reduced levels of gaming space or without table games. In addition, some locations are operating with limited restaurant operating hours or continued closure of restaurants, requirements to wear face masks, including the potential to require guests to wear face masks, increased frequency of disinfecting surfaces and other measures to account for varying levels of demand. The temporary closures of all our facilities between March 2020 and June 2020 due to COVID-19 negatively impacted our results for the three and six months ended June 30, 2020. We estimate that net operating revenue and Adjusted EBITDA for the six months ended June 30, 2020 were adversely impacted by approximately $91.3 million and $34.3 million, respectively, due to these closures. We estimate that the net cash outflows related to operations during the time they were fully suspended were, on average, approximately $8.0 million per month.

The COVID-19 pandemic has significantly increased demand uncertainty. Although our properties are again operating, some customers may choose for a period of time not to visit our properties as a result of continuing concerns related to COVID-19, which could lead to lower attendance and further disruptions in our business and results of operations. Governmental officials may impose restrictions on travel or introduce social distancing measures. If the coronavirus continues to spread in the United States or in other jurisdictions in which we operate, or the virus recurs, we may elect on a voluntary basis to again close certain of our properties or portions thereof, or governmental officials may order additional closures, impose further restrictions on travel or introduce additional social distancing measures. The current and future impact of the COVID-19 pandemic, including its effect on the ability and desire of people to visit is expected to continue to impact our results, operations, outlooks, plans, goals, growth cash flows and liquidity. The extent of the effects of the outbreak on our business and the casino industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, future recurrences of the outbreak and the length of time it takes for normal economic and operating conditions to resume, if at all.

Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs, such as, for example, the need for enhanced health and hygiene requirements in one or more regions in attempts to counteract future outbreaks. Further, COVID-19 may also affect our operating and financial results in ways that are not presently known to us or that we currently do not consider present significant risks to our operations. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and liquidity.

General economic conditions affecting discretionary consumer spending may have an adverse impact on our business, financial condition or results of operations.

The current outbreak and continued spread of COVID-19 has created economic uncertainty and could cause a global recession. Adverse changes in the economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from business shutdowns and associated mass layoffs by businesses, and the adoption of social distancing and other policies to slow or control the spread of the virus, are likely to have a negative impact on demand for casinos, including ours, and these impacts could exist for an extensive period of time. Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future economic landscape, have at times had a negative effect on consumers’ discretionary income and consumer confidence, and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown or deterioration in the economy, could adversely affect the frequency with which customers choose to visit our properties and the amount that our customers spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our customers. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2020. There were no repurchases of common stock during the six months ended June 30, 2020.

Item 5.Other Information

On August 5, 2020 we announced that we had entered into a definitive agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on July 31, 2020) plus a three year quarterly earn out as specified in the agreement. The CAD 10.0 million was paid at the execution of the definitive agreement and is non-refundable except in the event we are in breach of certain covenants set out in the agreement and subject to working capital and other adjustments. We will continue to operate Century Sports (sports bar, bowling and entertainment) and to own the real estate. Upon closing of the transaction, we will enter into a three year lease agreement with the purchaser of the casinos operations for annual net rent of CAD 480,000 ($358,102 based on the exchange rate on July 31, 2020). The transaction is expected to close in consent to the sale of the casino operations of Century Casino Calgary.

We recorded a loss of $0.1 million to general and administrative expenses on our condensed consolidated statement of (loss) earnings for the three and six months ended June 30, 2020 related to the estimated costs we will incur for the sale. Held for sale assets on our condensed consolidated balance sheet as of June 30, 2020 include $0.1 million in inventories and $0.5 million in property and equipment, net. Held for sale liabilities on our condensed consolidated balance sheet as of June 30, 2020 include $0.2 million in accrued liabilities.

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

Date: August 7, 2020