Form 10-Q
period 2020-09-30
CENTURY CASINOS INC /CO/
filed 2020-11-06
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,575,962 shares of common stock, $0.01 par value per share, were outstanding as of November 2, 2020.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$62,068	$54,754
Receivables, net	8,602	11,371
Prepaid expenses	7,047	10,379
Inventories	1,712	2,046
Other current assets	1,023	816
Assets held for sale	593	—
Total Current Assets	81,045	79,366

Property and equipment, net	490,178	503,933
Leased right-of-use assets, net	33,785	37,040
Goodwill	10,442	32,936
Intangible assets, net	52,985	67,061
Deferred income taxes	400	2,447
Cost investment	—	1,000
Note receivable, net of current portion and unamortized discount	438	423
Deposits and other	2,517	2,694
Total Assets	$671,790	$726,900

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$10,530	$3,157
Current portion of operating lease liabilities	4,137	4,235
Current portion of finance lease liabilities	131	161
Accounts payable	6,376	5,200
Accrued liabilities	25,392	21,707
Accrued payroll	11,004	13,201
Taxes payable	9,917	8,575
Contingent liability (Note 8)	1,156	334
Liabilities held for sale	257	—
Total Current Liabilities	68,900	56,570

Long-term debt, net of current portion and deferred financing costs (Note 6)	173,576	175,806
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 7)	277,923	275,605
Operating lease liabilities, net of current portion	31,991	42,942
Finance lease liabilities, net of current portion	110	217
Taxes payable and other	3,726	2,672
Deferred income taxes	2,307	1,013
Total Liabilities	558,533	554,825
Commitments and Contingencies (Note 8)

See notes to unaudited condensed consolidated financial statements.

- Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2020	2019
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,575,962 and 29,500,327 shares issued and outstanding	296	295
Additional paid-in capital	116,373	115,784
Retained earnings	1,954	56,669
Accumulated other comprehensive loss	(13,527)	(9,442)
Total Century Casinos, Inc. Shareholders' Equity	105,096	163,306
Non-controlling interests	8,161	8,769
Total Equity	113,257	172,075
Total Liabilities and Equity	$671,790	$726,900

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2020	2019	2020	2019
Operating revenue:
Gaming	$78,289	$42,019	$182,503	$121,345
Hotel	1,981	562	4,273	1,502
Food and beverage	4,633	5,425	12,336	14,230
Other	10,803	4,929	20,354	13,913
Net operating revenue	95,706	52,935	219,466	150,990
Operating costs and expenses:
Gaming	37,643	21,589	96,168	62,873
Hotel	574	200	1,552	565
Food and beverage	4,277	5,411	12,415	13,891
General and administrative	31,374	19,426	73,359	56,438
Depreciation and amortization	6,824	2,829	19,723	7,698
Impairment - goodwill and intangible assets	—	—	35,121	—
Total operating costs and expenses	80,692	49,455	238,338	141,465
Loss from equity investment	—	—	—	(1)
Earnings (loss) from operations	15,014	3,480	(18,872)	9,524
Non-operating income (expense):
Interest income	—	11	6	20
Interest expense	(10,587)	(1,427)	(32,538)	(4,083)
(Loss) gain on foreign currency transactions, cost recovery income and other	(43)	116	36	886
Non-operating (expense) income, net	(10,630)	(1,300)	(32,496)	(3,177)
Earnings (loss) before income taxes	4,384	2,180	(51,368)	6,347
Income tax expense	(428)	(1,133)	(3,535)	(3,219)
Net earnings (loss)	3,956	1,047	(54,903)	3,128
Net (earnings) loss attributable to non-controlling interests	(208)	(565)	188	(2,143)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,748	$482	$(54,715)	$985

Earnings (loss) per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.13	$0.02	$(1.85)	$0.03
Diluted	$0.13	$0.02	$(1.85)	$0.03
Weighted average shares outstanding - basic	29,576	29,453	29,553	29,444
Weighted average shares outstanding - diluted	29,709	30,179	29,553	30,134

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2020	2019	2020	2019

Net earnings (loss)	$3,956	$1,047	$(54,903)	$3,128

Other comprehensive income (loss)
Foreign currency translation adjustments	3,351	(2,738)	(4,347)	869
Other comprehensive income (loss)	3,351	(2,738)	(4,347)	869
Comprehensive income (loss)	$7,307	$(1,691)	$(59,250)	$3,997

Comprehensive income (loss) attributable to non-controlling interests
Net (earnings) loss attributable to non-controlling interests	(208)	(565)	188	(2,143)
Foreign currency translation adjustments	(239)	480	262	290
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$6,860	$(1,776)	$(58,800)	$2,144

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for share information	2020	2019	2020	2019
Common Stock
Balance, beginning of period	$296	$294	$295	$294
Performance stock unit issuance	—	1	1	1
Balance, end of period	296	295	296	295

Additional Paid-in Capital
Balance, beginning of period	$116,019	$114,880	$115,784	$114,214
Amortization of stock-based compensation (1)	354	358	589	979
Exercise of options	—	112	—	157
Balance, end of period	116,373	115,350	116,373	115,350

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(16,639)	$(10,826)	$(9,442)	$(14,243)
Foreign currency translation adjustment	3,112	(2,258)	(4,085)	1,159
Balance, end of period	(13,527)	(13,084)	(13,527)	(13,084)

Retained Earnings
Balance, beginning of period	$(1,794)	$76,327	$56,669	$76,056
Net earnings (loss)	3,748	482	(54,715)	985
Cumulative effect of accounting change (2)	—	—	—	(232)
Balance, end of period	1,954	76,809	1,954	76,809

Total Century Casinos, Inc. Shareholders' Equity	$105,096	$179,370	$105,096	$179,370

Noncontrolling Interests
Balance, beginning of period	$7,714	$7,393	$8,769	$7,062
Net earnings (loss)	208	565	(188)	2,143
Foreign currency translation adjustment	239	(480)	(262)	(290)
Distribution to non-controlling interest	—	—	(158)	(989)
Cumulative effect of accounting change (2)	—	—	—	(49)
Changes in non-controlling interest (2)	—	(208)	—	(607)
Balance, end of period	8,161	7,270	8,161	7,270

Total Equity	$113,257	$186,640	$113,257	$186,640

Common shares issued	—	22,148	75,635	31,148

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

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,
Amounts in thousands	2020	2019

Cash Flows provided by Operating Activities:
Net (loss) earnings	$(54,903)	$3,128
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	19,723	7,698
Lease amortization	2,385	—
Loss on disposition of fixed assets	28	793
Adjustment of contingent liability (Note 8)	783	74
Unrealized loss on interest rate swaps	—	136
Amortization of stock-based compensation expense	589	979
Amortization of deferred financing costs and discount on note receivable	1,222	80
Impairment (Note 4 and Note 5)	35,121	—
Gain on deconsolidated subsidiary, excluding cash (Note 1)	(7,848)	—
Deferred taxes	3,342	(383)
Loss from unconsolidated subsidiary	—	1
Loss on sale of Golden Hospitality Ltd. (Note 1 and Note 4)	—	16
Cashless stock issuance	1	—
Changes in Operating Assets and Liabilities:
Receivables, net	1,985	(2,814)
Prepaid expenses and other assets	3,454	(1)
Accounts payable	(560)	875
Other current and long-term liabilities	184	1,595
Inventories	224	(120)
Other operating liabilities	—	(1,272)
Accrued payroll	(2,147)	306
Taxes payable	1,834	(198)
Net cash provided by operating activities	5,417	10,893

Cash Flows used in Investing Activities:
Purchases of property and equipment	(8,083)	(18,509)
Acquisition of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville (Note 3)	(1,157)	—
Acquisition of non-controlling interest of Century Bets!, Inc. (Note 1)	—	(208)
Proceeds from Century Casino Calgary Sale (Note 1)	7,460	—
Note receivable proceeds	—	25
Net cash used in investing activities	(1,780)	(18,692)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the nine months
	ended September 30,
Amounts in thousands	2020	2019

Cash Flows provided by Financing Activities:
Proceeds from borrowings	17,351	15,752
Principal payments	(12,198)	(5,840)
Payment of deferred financing costs	(876)	—
Distribution to non-controlling interest	(158)	(989)
Proceeds from exercise of stock options	—	157
Net cash provided by financing activities	4,119	9,080

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(467)	$(2,662)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$7,289	$(1,381)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$55,640	$46,284
Cash, Cash Equivalents and Restricted Cash at End of Period	$62,929	$44,903

Supplemental Disclosure of Cash Flow Information:
Interest paid	$29,636	$3,799
Income taxes paid	$2,313	$2,375
Income tax refunds	$961	$—

Non-Cash Investing Activities:
Purchase of property and equipment on account	$795	$1,753

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of September 30, 2020 are detailed below.

The Company owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

•The Century Casino & Hotel in Central City, Colorado (“CTL”)

•The Century Casino & Hotel in Cripple Creek, Colorado (“CRC”)

•Mountaineer Casino, Racetrack & Resort in New Cumberland, West Virginia (“Mountaineer” or “MTR”) (1)

•The Century Casino Cape Girardeau, Missouri (“Cape Girardeau” or “CCG”) (1)

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”)

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”); and

•The Century Casino Calgary, Alberta, Canada (“CAL”)

(1)VICI Properties Inc. (“VICI PropCo”) owns the real estate assets.

On March 17, 2020, the Company announced that it had permanently closed Century Casino Bath (“CCB”). CCB voluntarily surrendered its casino gaming license on April 28, 2020 and entered into a creditors voluntary liquidation on May 6, 2020. See below in Note 1 for additional information about CCB.

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

The Company has a controlling financial interest through its wholly-owned subsidiary CRM in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of September 30, 2020, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•As of September 30, 2020, the Company had a concession agreement with TUI Cruises for four ship-based casinos, one of which was operating. The other three ships have not sailed since March 2020 due to the coronavirus (“COVID-19”) pandemic. The agreement ends in May 2021.

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

•The Company, through its subsidiary CRM, had a 51% ownership interest in Golden Hospitality Ltd. (“GHL”). The Company sold its interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. The Company recognized a loss on the sale of its investment of less than $0.1 million in general and administrative expenses on its condensed consolidated statement of earnings (loss) for the year ended December 31, 2019. The sale of the Company’s equity interest in GHL also ended its equity interest in Minh Chau Ltd. (“MCL”). See Note 4 for additional information related to GHL and MCL.

Recent Developments Related to COVID-19

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic has had an adverse effect on the Company’s results of operations and financial condition for the first three quarters of 2020, and the Company expects this situation will continue to have an adverse impact on its results for the remainder of 2020 and perhaps into 2021. The duration and impact of the COVID-19 pandemic otherwise remains uncertain. Between March 13, 2020 and March 17, 2020, the Company closed all of its casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. The Company’s Polish locations reopened on May 18, 2020 and its North American operations reopened between June 1, 2020 and June 17, 2020.

The Company’s casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operation.

The Company continues to monitor its liquidity in light of the uncertainty resulting from COVID-19. The Company plans to continue its reduced marketing expenditures for the remainder of 2020 along with reducing operating costs where possible. The majority of the Company’s 2020 planned capital expenditure projects remain on hold and will be reevaluated in the first quarter of 2021. In March 2020, as a proactive measure to increase its cash position and preserve financial flexibility, the Company borrowed an additional $9.95 million on its revolving credit facility (the “Revolving Facility”) under its credit facility (“Macquarie Credit Agreement”) with Macquarie Capital (“Macquarie”) and $7.4 million on its credit agreement with UniCredit Bank Austria AG (“UniCredit”). The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that the Company cash collateralized. See Note 6 for further discussion of the Macquarie Credit Agreement and the UniCredit credit agreement, including discussion of a recent amendment to the Macquarie Credit Agreement that, among other things, waives compliance with a financial covenant under the Macquarie Credit Agreement.

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

Additional Projects and Other Developments

Century Casino Calgary

On August 5, 2020, the Company announced that it had entered into a definitive agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The CAD 10.0 million that the Company received at the execution of the definitive agreement is non-refundable except in the event the Company is in breach of certain covenants set out in the agreement and subject to working capital and other adjustments. The Company will continue to operate Century Sports, a sports bar, bowling and entertainment facility, and to own the underlying real estate. Upon closing of the transaction, the Company will enter into a three year lease agreement with the purchaser of the casino operations for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on September 30, 2020). The transaction is expected to close on November 30, 2020 subject to customary closing conditions.

The Company recorded a loss of $0.1 million to general and administrative expenses on its condensed consolidated statement of earnings (loss) for the nine months ended September 30, 2020 related to the estimated costs the Company will incur for the sale. Held for sale assets on the Company’s condensed consolidated balance sheet as of September 30, 2020 include $0.1 million in inventories and $0.6 million in property and equipment, net. Held for sale liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2020 include $0.3 million in accrued liabilities.

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

Century Casino Bath

In March 2020, Century Casino Bath was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. Under Accounting Standards Codification (“ASC”) 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, when a subsidiary is in legal reorganization or files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. The Company will not regain control of CCB and determined that it was appropriate to deconsolidate CCB effective as of May 6, 2020. The Company will not retain any ownership in CCB and CCB will be dissolved as a company following its liquidation. The Company recognized a gain of $7.4 million in general and administrative expenses on its statement of earnings (loss) for the nine months ended September 30, 2020. Prior to the deconsolidation, the Company impaired the assets related to CCB and wrote-down $16.5 million during the fourth quarter of 2019.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	September 30,	September 30,
Amounts in thousands	2020	2019
Cash and cash equivalents	$62,068	$44,029
Restricted cash included in deposits and other	861	874
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$62,929	$44,903

As of September 30, 2020, restricted cash included $0.6 million in deposits and other related to a cash guarantee under the UniCredit loan agreement with CCB that CRM assumed in February 2020, $0.2 million in deposits and other related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits and other related to an insurance policy.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	September 30,	December 31,
Ending Rates	2020	2019
Canadian dollar (CAD)	1.3339	1.2988
Euros (EUR)	0.8534	0.8906
Polish zloty (PLN)	3.8684	3.7873
British pound (GBP)	0.7756	0.7563

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2020	2019	% Change	2020	2019	% Change
Canadian dollar (CAD)	1.3325	1.3205	(0.9%)	1.3539	1.3292	(1.9%)
Euros (EUR)	0.8557	0.8997	4.9%	0.8905	0.8901	—
Polish zloty (PLN)	3.8013	3.8850	2.2%	3.9397	3.8270	(2.9%)
British pound (GBP)	0.7745	0.8111	4.5%	0.7874	0.7859	(0.2%)
Source: Pacific Exchange Rate Service

2.SIGNIFICANT ACCOUNTING POLICIES

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

3.ACQUISITIONS

On December 6, 2019, the Company completed the Acquisition of the operations of the Acquired Casinos from Eldorado Resorts. Immediately prior to the Acquisition, the real estate assets underlying the Acquired Casinos were sold to an affiliate of VICI PropCo. On the closing date, certain subsidiaries of the Company and subsidiaries of VICI PropCo entered into a triple net lease agreement (the “Master Lease”) for the three Acquired Casino properties. The Master Lease has an initial annual rent of approximately $25.0 million and an initial term of 15 years, with four five year renewal options. The Master Lease was evaluated as a sale-leaseback of real estate. The Company determined that the Master Lease did not qualify for sale-leaseback accounting and accounted for the transaction as a financing obligation. See Note 7 for additional information about the Master Lease.

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

As of December 6, 2019, the Company began consolidating the Acquired Casinos as wholly-owned subsidiaries. CCG contributed $34.5 million in net operating revenue and ($24.6) million in net loss attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2020. CCV contributed $20.7 million in net operating revenue and ($9.6) million in net loss attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2020. MTR contributed $65.7 million in net operating revenue and ($5.6) million in net loss attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2020.

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

The fair value of the assets acquired and liabilities assumed (excluding cash and restricted cash received) was determined to be $97.8 million as of September 30, 2020. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

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

The personal property components of the fixed assets were primarily valued utilizing the market and cost approaches. Certain personal property with an active and identifiable secondary market value was valued using the market approach. This property included, but was not limited to, certain gaming/slot equipment, information and technology equipment and vehicles. The cost approach was utilized to value all other personal property.

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

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.3 and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, in connection with the Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate and Other segment.

Ancillary Agreements

In connection with the Acquisition, the Company and the sellers entered into a transition services agreement dated December 6, 2019, whereby the sellers agreed to provide the Company with certain transitional services following the Acquisition. The agreement compensates the sellers for services following the Acquisition as performed by employees at stated hourly rates. Fees incurred by the Company under the agreement amounted to $0.4 and $0.2 million during the nine months ended September 30, 2020 and were recorded as general and administrative expenses in the Corporate and Other and United States segments, respectively.

Acquisition-Related Contingencies

Each of the acquired entities is a party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before December 6, 2019. Estimated losses have been accrued as of the Acquisition date for these proceedings in accordance with ASC Topic 450, Contingencies (“ASC 450”), which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. The Company accrued $1.0 million related to these contingencies as accrued liabilities on its consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Pro forma results

The following table provides unaudited pro forma information of the Company as if the Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Acquisition for the three and nine months ended September 30, 2019 including (i) removal of acquisition costs reported by the Company, (ii) pro forma adjustments to record the removal of interest expense related to the BMO Credit Agreement (as defined below), (iii) pro forma adjustments to record interest expense related to the Macquarie Credit Agreement and Master Lease, (iv) pro forma adjustments to record depreciation for assets acquired in the Acquisition, and (v) an estimated tax impact. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results. For the purposes of this table, financial information has been provided for the three and nine months ended September 30, 2019 for the Acquired Casinos and the Company.

	For the three months ended	For the nine months ended
Amounts in thousands, except for per share information	September 30, 2019	September 30, 2019
Net operating revenue	$108,509	$316,758
Net earnings attributable to Century Casinos, Inc. shareholders	$1,897	$5,855
Basic and diluted earnings per share	$0.06	$0.12

4.INVESTMENTS

Cost Investment

Mendoza Central Entretenimientos S.A.

In October 2014, CRM entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CRM purchased 7.5% of the shares of MCE for $1.0 million. Pursuant to the MCE Agreement, CRM is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina that is owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CRM has appointed one director to MCE’s board of directors.

In March 2020, the Company assessed the MCE investment due to COVID-19. Casino de Mendoza, MCE’s only customer, was temporarily closed in March 2020. The investment was valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in no value, and (ii) a value in exchange basis which resulted in no value due to the current circumstances of COVID-19. The Company charged $1.0 million to impairment – goodwill and intangible assets in the Corporate and Other segment on the Company’s condensed consolidated statement of earnings (loss) for the nine months ended September 30, 2020. Casino de Mendoza has not yet reopened.

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of September 30, 2020 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the MPEEM and the relief from royalty method under the income approach. The Company impaired the casino license at Century Casino Bath in December 2019.

During the first quarter of 2020, as a result of the COVID-19 pandemic and associated closure of its casinos, the Company concluded these triggering events could indicate possible impairment of its goodwill and indefinite-lived intangible assets. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill and casino licenses related to certain reporting units were impaired. During the second quarter of 2020, the Company paid an additional $1.2 million related to the working capital adjustment for the Acquisition that resulted in additional goodwill. This amount was subsequently impaired in the same period. The Company recorded $34.1 million to impairment – goodwill and intangible assets on its condensed consolidated statement of earnings (loss) for the nine months ended September 30, 2020 related to the impairment of its goodwill and casino licenses for certain reporting units. The impairment analysis required management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

Goodwill

Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	Balance at January 1, 2020	Acquisition	Impairment	Currency translation	Balance at September 30, 2020
Goodwill, net by segment:
United States	$18,629	$1,157	$(19,786)	$—	$—
Canada	7,550	—	(3,375)	(348)	3,827
Poland	6,757	—	—	(142)	6,615
	$32,936	$1,157	$(23,161)	$(490)	$10,442

Intangible Assets

Intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2020	2019
Finite-lived
Casino licenses	$2,898	$2,960
Less: accumulated amortization	(1,227)	(882)
	1,671	2,078
Trademarks	2,368	2,368
Less: accumulated amortization	(197)	(19)
	2,171	2,349
Players Club Lists	20,373	20,373
Less: accumulated amortization	(2,425)	(240)
	17,948	20,133
Total finite-lived intangible assets, net	21,790	24,560
Indefinite-lived
Casino licenses	29,510	40,782
Trademarks	1,685	1,719
Total indefinite-lived intangible assets	31,195	42,501
Total intangible assets, net	$52,985	$67,061

Trademarks

The Company currently owns three trademarks, the Century Casinos trademark, the Mountaineer trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that the Mountaineer trademark, reported in the United States segment, has a useful life of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name. As such the trademark will be amortized over its useful life. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of earnings (loss). Changes in the carrying amount of the Mountaineer trademark are as follows:

Amounts in thousands	Balance at January 1, 2020	Amortization	Balance at September 30, 2020
United States	$2,349	$(178)	$2,171

As of September 30, 2020, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2020	$59
2021	237
2022	237
2023	237
2024	237
Thereafter	1,164
$2,171

The weighted-average amortization period of the Mountaineer trademark is 9.2 years.

Trademarks: Indefinite-Lived

The Company has determined the Century Casinos trademark, reported in the Corporate and Other segment, and the Casinos Poland trademark, reported in the Poland segment, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s condensed consolidated statement of earnings (loss). Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2020	Currency translation	Balance at September 30, 2020
Poland	$1,611	$(34)	$1,577
Corporate and Other	108	—	108
	$1,719	$(34)	$1,685

Casino Licenses: Finite-Lived

As of September 30, 2020, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2020	Amortization	Currency translation	Balance at September 30, 2020
Poland	$2,078	$(357)	$(50)	$1,671

As of September 30, 2020, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2020	$121
2021	484
2022	470
2023	403
2024	165
Thereafter	28
$1,671

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the current CPL casino licenses expire is 3.4 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission and the West Virginia Lottery Commission and held in the Canada segment from the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”) and Horse Racing Alberta are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statement of earnings (loss). Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2020	Impairment	Currency translation	Balance at September 30, 2020
United States	$28,922	$(10,960)	$—	$17,962
Canada	11,860	—	(312)	11,548
	$40,782	$(10,960)	$(312)	$29,510

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

Amounts in thousands	Balance at January 1, 2020	Amortization	Balance at September 30, 2020
United States	$20,133	$(2,185)	$17,948

As of September 30, 2020, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2020	$728
2021	2,910
2022	2,910
2023	2,910
2024	2,910
Thereafter	5,580
$17,948

The weighted-average amortization period for the player’s club lists is 6.2 years.

6. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of September 30, 2020 and December 31, 2019 consisted of the following:

Amounts in thousands	September 30, 2020		December 31, 2019
Credit agreement - Macquarie	$168,725	7.03%	$170,000	7.22%
Credit agreements - CPL	1,469	2.76%	1,966	3.13%
UniCredit loan (1)	1,547	2.13%	1,983	2.47%
UniCredit agreement	7,400	2.60%	—	—
Financing obligation - CDR land lease	14,616	13.48%	15,012	14.88%
Total principal	$193,757	7.29%	$188,961	7.06%
Deferred financing costs	(9,651)		(9,998)
Total long-term debt	$184,106		$178,963
Less current portion	(10,530)		(3,157)
Long-term portion	$173,576		$175,806

(1)CRM assumed the UniCredit loan to CCB in February 2020.

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaces the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Term Loan”) and the $10.0 million Revolving Facility. The Revolving Facility includes up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Term Loan to fund the Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In March 2020, the Company drew $9.95 million on the Revolving Facility. The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that the Company cash collateralized. As of September 30, 2020, the outstanding balances of the Term Loan was $168.7 million and the Company had $9.95 million available to borrow on the Revolving Facility.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit participation fees equal to the applicable margin then in effect for LIBOR Loans multiplied by the average aggregate daily maximum amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Commitment fees of less than $0.1 million were recorded as interest expense in the condensed consolidated statement of earnings (loss) for the three and nine months ended September 30, 2020.

The Macquarie Credit Agreement requires the Company to prepay the Term Loan, subject to certain exceptions, with:

•100% of the net cash proceeds of certain non-ordinary course asset sales or certain casualty events, subject to certain exceptions; and

•75% of the Company’s annual Excess Cash Flow (as defined in the Macquarie Credit Agreement) if the Consolidated First Lien Net Leverage Ratio is greater than 2.75 to 1.00 (which percentage will be reduced to (i) 50% if the Consolidated First Lien Net Leverage Ratio is greater than 2.50 to 1.00 but less than or equal to 2.75 to 1.00, (ii) 25% if the Consolidated First Lien Net Leverage Ratio is greater than 2.25 to 1.00 but less than or equal to 2.50 to 1.00, and (iii) 0% if the Consolidated First Lien Net Leverage Ratio is less than or equal to 2.25 to 1.00).

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

The Macquarie Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Macquarie Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Revolving Facility includes a Financial Covenant tested as of the last day of each fiscal quarter in which borrowings under the Revolving Facility as of such day equal or exceed $3.5 million. Due to the COVID-19-related borrowings under the Revolving Facility, the Company and the lender concluded that the Company had not been in compliance with the Financial Covenant. As of September 30, 2020, the Company amended the Macquarie Credit Agreement. Among other things, the Amendment waives past noncompliance with the Financial Covenant, suspends further testing of the Financial Covenant until the fiscal quarter ending September 30, 2021, and suspends certain restricted payment baskets until June 30, 2021. The Company also agreed to extend its cooperation with the syndication of the credit facility until March 30, 2021. As of September 30, 2020, the Company was in compliance with all applicable financial covenants under the Macquarie Credit Agreement.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company recognized $11.0 million in deferred financing costs related to the Macquarie Credit Agreement as of September 30, 2020. Amortization expenses relating to Macquarie Credit Agreement deferred financing costs were $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. These costs are included in interest expense in the condensed consolidated statement of earnings (loss) for the three and nine months ended September 30, 2020.

Casinos Poland

CPL’s short-term line of credit with Alior Bank ended in April 2020. The line of credit bore an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55%.

As of September 30, 2020, CPL had four credit agreements with mBank as detailed below. As of September 30, 2020, CPL was in compliance with all applicable financial covenants under these credit agreements.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that was used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of September 30, 2020, the credit agreement had an outstanding balance of PLN 1.7 million ($0.4 million based on the exchange rate in effect on September 30, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash in an account with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.3% to 0.4%, liquidity ratios no less than 1.3 and a debt ratio not higher than 60%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that was used to renovate and enlarge the casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of September 30, 2020, the credit agreement had an outstanding balance of PLN 2.3 million ($0.6 million based on the exchange rate in effect on September 30, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of September 30, 2020, the credit agreement had an outstanding balance of PLN 1.7 million ($0.4 million based on the exchange rate in effect on September 30, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2022.

As of September 30, 2020, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 1.80% with a borrowing capacity of PLN 5.0 million. As of September 30, 2020, the credit facility had no outstanding balance and PLN 5.0 million ($1.3 million based on the exchange rate in effect on September 30, 2020) was available for additional borrowing. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. In May 2020, the credit agreement was amended to extend the line of credit through March 2021 and waive financial covenants through December 31, 2020.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on September 30, 2020). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on September 30, 2020) with mBank and will terminate in June 2024 and January 2025. In addition, Alior Bank issued guarantees to CPL totaling PLN 0.9 million ($0.2 million based on the exchange rate in effect on September 30, 2020). CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.9 million ($0.2 million based on the exchange rate in effect on September 30, 2020) in deposits for this purpose as of September 30, 2020. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit (the “UniCredit Loan”). In February 2020, the Company’s subsidiary CRM assumed the UniCredit Loan. The UniCredit Loan matures in September 30, 2023 and bears interest at the LIBOR plus 1.625%. Proceeds from the loan were used for construction and fitting out of CCB. As of September 30, 2020, the amount outstanding on the UniCredit Loan was GBP 1.2 million ($1.5 million based on the exchange rate in effect on September 30, 2020). CRM has no further borrowing availability under the loan agreement. The loan is guaranteed by a $0.6 million cash guarantee. The amount of this guarantee is included in deposits and other on the Company’s condensed consolidated balance sheets.

In August 2018, CRM entered into a loan agreement with UniCredit (the “UniCredit Agreement”) for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. The borrowings may be denominated in EUR, bearing an interest rate of EURIBOR plus a margin of 1.5%, or USD, bearing an interest rate of LIBOR plus a margin of 1.5% of up to EUR 7.0 million, or the US dollar equivalent. The line of credit is available until terminated by either party. Funds can be borrowed with terms of 1, 3, 6, 9 or 12 months. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement and the Company had no further borrowings available as of September 30, 2020. The UniCredit Agreement is secured by a EUR 7.0 million guarantee by the Company. The UniCredit Agreement contains customary events of default, including the failure to make required payments. Upon a failure to make required payments following a grace period, amounts due under the UniCredit Agreement may be accelerated.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of September 30, 2020, the outstanding balance on the financing obligation was CAD 19.5 million ($14.6 million based on the exchange rate in effect on September 30, 2020).

As of September 30, 2020, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Agreement	Total
2020	$425	$227	$129	$—	$—	$781
2021	1,700	1,029	516	—	7,400	10,645
2022	1,700	213	516	—	—	2,429
2023	1,700	—	386	—	—	2,086
2024	1,700	—	—	—	—	1,700
Thereafter	161,500	—	—	14,616	—	176,116
Total	$168,725	$1,469	$1,547	$14,616	$7,400	$193,757

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

The fair values of the real estate assets and the related failed sale-leaseback financing obligation were estimated based on the present value of the estimated future payments over the term plus renewal options of 35 years, using an imputed discount rate of approximately 10.6%. The value of the failed sale-leaseback financing obligation is dependent upon assumptions regarding the amount of the payments and the estimated discount rate of the payments required by a market participant.

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

Total payments and interest expense related to the Master Lease for the three and nine months ended September 30, 2020 were as follows.

	For the three months ended	For the nine months ended
	September 30,	September 30,
Amounts in thousands	2020	2020
Payments made	$6,250	$16,667
Interest expense on financing obligation	$7,051	$21,286

The future payments related to the Master Lease financing obligation with the Landlord at September 30, 2020 are as follows.

Amounts in thousands
2020	$6,250
2021	25,250
2022	25,502
2023	25,821
2024	26,144
Thereafter	1,061,061
Total payments	1,170,028
Less imputed interest	(920,597)
Residual Value	28,492
Total	$277,923

8.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through September 30, 2020, CPL has paid PLN 14.3 million ($4.2 million) related to these audits.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of September 30, 2020 is PLN 4.5 million ($1.2 million based on the exchange rate in effect on September 30, 2020). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of September 30, 2020 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of September 30, 2020. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of September 30, 2020.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In March 2020, the Company assessed the likelihood of collecting the portion of the liability that it had sought to collect from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013 and analysis of LOT’s ability to pay, the Company determined that it was more likely than not that the amounts owed would not be collected. As a result, the Company wrote-down PLN 3.0 million ($0.7 million based on the exchange rate in effect on March 31, 2020) to general and administrative expenses on its condensed consolidated statement of earnings (loss) for the nine months ended September 30, 2020.

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the nine months ended September 30, 2020, the Company recognized income tax expense of $3.5 million on pre-tax loss of ($51.4) million, representing an effective income tax rate of (6.9%) compared to income tax expense of $3.2 million on pre-tax income of $6.3 million, representing an effective income tax rate of 50.7% for the same period in 2019. The comparison of pre-tax loss of ($51.4) million for the nine months ended September 30, 2020 to the pre-tax income of $6.3 million for the nine months ended September 30, 2019 should be considered when comparing effective tax rates for the respective periods.

For the nine months ended September 30, 2020, the Company computed its effective tax rate using actual year to date information rather than a full year forecast to compute an annual effective tax rate. Based on current forecasts, which take into account a range of potential impacts from the COVID-19 pandemic, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The extent of the effects of the COVID-19 pandemic on the Company and the casino industry at large is highly uncertain and will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, future recurrences of the outbreak and the length of time it takes for normal economic and operating conditions to resume, if at all. Accordingly, the Company concluded that computing its effective tax rate using year to date actual results is its best estimate of tax expense for the nine months ended September 30, 2020.

A number of items caused the effective income tax rate for the three and nine months ended September 30, 2020 to differ from the US federal statutory income tax rate of 21% including a 24% statutory tax rate in Canada, certain nondeductible business expenses in Poland and the other items discussed below. The change in the effective tax rate compared to the same period in 2019 is primarily the result of the valuation allowances recorded in the first and second quarters of 2020 as well as the impairment of goodwill and intangible assets at certain reporting units, which is described below.

During the first quarter of 2020, the Company recorded valuation allowances on its net deferred tax assets related to CMR, resulting in $1.5 million of tax expense and on its net deferred tax assets related to the United States resulting in $1.0 million of tax expense. During the second quarter of 2020, the Company recorded a valuation allowance on its net deferred tax assets related to CRM, which resulted in $1.1 million of tax expense. Based on the analysis of future realization of the CMR, United States and CRM deferred tax assets, the Company concluded that it is more likely than not that the benefit from certain deferred tax assets will not be realized and therefore recorded the valuation allowances. Additionally, the Company impaired goodwill and intangible assets during 2020 at certain of its reporting units and recorded $35.1 million to impairment – goodwill and intangible assets on its condensed consolidated statement of earnings (loss) during the nine months ended September 30, 2020. These impairments affected the income tax rates, but there was limited tax expense associated with these impairments.

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2020	2019	2020	2019
Weighted average common shares, basic	29,576	29,453	29,553	29,444
Dilutive effect of stock options	133	726	—	690
Weighted average common shares, diluted	29,709	30,179	29,553	30,134

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2020	2019	2020	2019
Stock options	1,415	755	1,425	690

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and nine months ended September 30, 2020.

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2020, the Company wrote-down goodwill and intangible assets at certain properties based on forecast losses and cash flows at these reporting units resulting from the triggering events caused by COVID-19 and, as a result, charged $34.1 million to impairment – goodwill and intangible assets on its condensed consolidated statement of earnings (loss) for the nine months ended September 30, 2020. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the goodwill and intangible assets. In addition, the Company impaired its MCE investment based on evaluations of the investment resulting from the triggering events caused by COVID-19. The Company made assessments about MCE’s ability to continue as a going concern and future cash flows of MCE. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the investment. The Company used an income approach and cost approach and weighted both equally. The resulting fair value was insignificant, and consequently the investment was fully impaired resulting in $1.0 million expense recorded as impairment – goodwill and intangible assets on the Company’s condensed consolidated statement of earnings (loss) for the nine months ended September 30, 2020.

The Company applied the acquisition method of accounting for the Acquisition. Identifiable assets and liabilities assumed were recognized and measured at the fair value as of the Acquisition date. The valuation of intangible assets was determined using an income approach methodology. The Company’s key assumptions include projected future revenues, customer attrition rates and discount rates ranging from 11% to 16%. See Note 3 for more information about the Acquisition and accounting for the Acquisition.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2020 and December 31, 2019, the Company had no cash equivalents.

Derivative Instruments Reporting

In April 2016, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were repaid in December 2019 when the BMO Credit Agreement was repaid. The interest rate swaps were not designated as accounting hedges. The interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreement was accrued as interest rates changed and recognized as an adjustment to interest expense for the related debt. The Company recognized $0.2 million and $0.7 million in interest expense related to its interest rate swaps on its condensed consolidated statement of earnings (loss) for the three and nine months ended September 30, 2019, respectively.

12.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2020	2019	2020	2019
Revenue from contracts with customers	$95,706	$52,935	$219,466	$150,990
Interest income	—	11	6	20
Cost recovery income	—	—	158	417
Dividend income	—	—	—	18
Total revenue	$95,706	$52,946	$219,630	$151,445

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

	For the three months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$52,163	$9,961	$16,140	$25	$78,289
Hotel	1,981	—	—	—	1,981
Food and beverage	2,747	1,712	174	—	4,633
Other	5,756	4,904	25	118	10,803
Net operating revenue	$62,647	$16,577	$16,339	$143	$95,706

	For the three months ended September 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$7,637	$13,252	$20,107	$1,023	$42,019
Hotel	443	119	—	—	562
Food and beverage	1,022	4,021	215	167	5,425
Other	97	4,671	38	123	4,929
Net operating revenue	$9,199	$22,063	$20,360	$1,313	$52,935

	For the nine months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$119,796	$22,243	$39,643	$821	$182,503
Hotel	4,190	83	—	—	4,273
Food and beverage	7,273	4,526	432	105	12,336
Other	8,649	10,627	718	360	20,354
Net operating revenue	$139,908	$37,479	$40,793	$1,286	$219,466

	For the nine months ended September 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$21,815	$36,834	$59,443	$3,253	$121,345
Hotel	1,137	365	—	—	1,502
Food and beverage	2,833	10,118	656	623	14,230
Other	288	13,036	122	467	13,913
Net operating revenue	$26,073	$60,353	$60,221	$4,343	$150,990

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.6 million for the three and nine months ended September 30, 2020 and $0.2 million for the three and nine months ended September 30, 2019. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended September 30, 2020		ended September 30, 2019
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$9	2,193	$310	$242
Closing	—	2,014	308	228
Increase/(decrease)	$(9)	$(179)	$(2)	$(14)

	For the nine months		For the nine months
	ended September 30, 2020		ended September 30, 2019
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$326	663	$305	$219
Closing	—	2,014	308	228
Increase/(decrease)	$(326)	$1,351	$3	$9

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s condensed consolidated balance sheets. In March 2020, the Company wrote-down its receivables related to MCE based on assessments made due to COVID-19 and future cash flows of MCE, and as a result, charged $0.3 million to general and administrative expenses during the nine months ended September 30, 2020. The increase in contract liabilities for the nine months ended September 30, 2020 relates to deferred revenue for a sports betting agreement entered into by the Company’s subsidiary that owns CRC.

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

The components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2020	2019	2020	2019
Operating lease expense	$1,484	$1,495	$4,134	$4,367

Finance lease expense:
Amortization of right-of-use assets	$39	$142	$120	$203
Interest on lease liabilities	3	20	11	31
Total finance lease expense	$42	$162	$131	$234

Short-term lease expense	$55	$132	$209	$679

Variable lease expense	$543	$904	$1,112	$2,614

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the nine months
	ended September 30,
Amounts in thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$31
Operating cash flows from operating leases	4,915	5,185
Financing cash flows from finance leases	118	250

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	September 30, 2020	December 31, 2019
Operating leases
Leased right-of-use assets, net	$33,785	$37,040

Current portion of operating lease liabilities	4,137	4,235
Operating lease liabilities, net of current portion	31,991	42,942
Total operating lease liabilities	36,128	47,177

Finance leases
Finance lease right-of-use assets, gross	566	731
Accumulated depreciation	(320)	(338)
Property and equipment, net	246	393

Current portion of finance lease liabilities	131	161
Finance lease liabilities, net of current portion	110	217
Total finance lease liabilities	241	378

Weighted-average remaining lease term
Operating leases	11.3 years	14.4 years
Finance leases	2.2 years	2.7 years

Weighted-average discount rate
Operating leases	4.5%	4.8%
Finance leases	4.9%	5.1%

Maturities of lease liabilities as of September 30, 2020 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2020	$1,361	$38
2021	5,466	131
2022	5,242	40
2023	4,589	25
2024	3,831	20
Thereafter	27,957	—
Total lease payments	48,446	254
Less imputed interest	(12,318)	(13)
Total	$36,128	$241

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

The following tables provide information regarding the Company’s segments:

	For the three months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$62,647	$16,577	$16,339	$143	$95,706

Earnings (loss) before income taxes	$7,656	$2,514	$252	$(6,038)	$4,384

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,656	$1,880	$86	$(5,874)	$3,748
Interest expense (income), net (2)	7,051	525	6	3,005	10,587
Income taxes (benefit)	—	469	123	(164)	428
Depreciation and amortization	4,506	1,345	777	196	6,824
Net earnings attributable to non-controlling interests	—	165	43	—	208
Non-cash stock-based compensation	—	—	—	354	354
Loss (gain) on foreign currency transactions, cost recovery income and other	—	30	(56)	69	43
Loss on disposition of fixed assets	9	11	2	—	22
Adjusted EBITDA	$19,222	$4,425	$981	$(2,414)	$22,214

(1)Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations and consulting agreements.

(2)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.2 million and $0.4 million, respectively, for the period presented.

	For the three months ended September 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$9,199	$22,063	$20,360	$1,313	$52,935

Earnings (loss) before income taxes	$1,813	$2,169	$1,679	$(3,481)	$2,180

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,348	$1,623	$775	$(3,264)	$482
Interest expense (income), net (2)	—	1,346	51	19	1,416
Income taxes (benefit)	465	367	518	(217)	1,133
Depreciation and amortization	488	1,327	797	217	2,829
Net earnings attributable to non-controlling interests	—	179	386	—	565
Non-cash stock-based compensation	—	—	—	358	358
Loss (gain) on foreign currency transactions and cost recovery income	—	12	(139)	11	(116)
Loss on disposition of fixed assets	—	—	85	44	129
Acquisition costs	—	—	—	297	297
Adjusted EBITDA	$2,301	$4,854	$2,473	$(2,535)	$7,093

(1)Net operating revenue for Corporate and Other primarily relates to CCB, the Company’s cruise ship operations and consulting agreements.

(2)Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $0.5 million for the period presented.

	For the nine months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$139,908	$37,479	$40,793	$1,286	$219,466

Loss before income taxes	$(34,976)	$(1,444)	$(1,822)	$(13,126)	$(51,368)

Net loss attributable to Century Casinos, Inc. shareholders	$(35,999)	$(4,102)	$(1,134)	$(13,480)	$(54,715)
Interest expense (income), net (2)	21,286	1,504	23	9,719	32,532
Income taxes (benefit)	1,023	2,281	(123)	354	3,535
Depreciation and amortization	13,008	3,973	2,279	463	19,723
Net earnings (loss) attributable to non-controlling interests	—	377	(565)	—	(188)
Non-cash stock-based compensation	—	—	—	589	589
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	30,746	3,476	91	(5,976)	28,337
Loss (gain) on disposition of fixed assets	9	(58)	4	2	(43)
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$30,073	$7,451	$575	$(8,063)	$30,036

(1)Net operating revenue for Corporate and Other primarily relates to CCB, the Company’s cruise ship operations and consulting agreements.

(2)Expense of $21.3 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $16.7 million and $1.3 million, respectively, for the period presented.

(3)Expense of $30.7 million and $3.4 million is included in the United States and Canada segments, respectively, related to the impairment of goodwill and intangible assets (see Note 5). Expense of $1.0 million is included in the Corporate and Other segment related to the impairment of the MCE investment (see Note 4).

	For the nine months ended September 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$26,073	$60,353	$60,221	$4,343	$150,990

Earnings (loss) before income taxes	$4,793	$8,716	$4,566	$(11,728)	$6,347

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,564	$5,704	$2,115	$(10,398)	$985
Interest expense (income), net (2)	—	3,856	142	65	4,063
Income taxes (benefit)	1,229	1,913	1,395	(1,318)	3,219
Depreciation and amortization	1,573	3,184	2,284	657	7,698
Net earnings (loss) attributable to non-controlling interests	—	1,099	1,056	(12)	2,143
Non-cash stock-based compensation	—	—	—	979	979
(Gain) loss on foreign currency transactions and cost recovery income	—	(465)	(419)	5	(879)
Loss (gain) on disposition of fixed assets	17	(1)	338	342	696
Acquisition costs	—	—	—	1,064	1,064
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$6,383	$15,828	$6,911	$(8,616)	$20,506

(1)Net operating revenue for Corporate and Other primarily relates to CCB, the Company’s cruise ship operations and consulting agreements.

(2)Expense of $1.7 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $1.5 million for the period presented.

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its condensed consolidated financial statements and related notes.

On November 5, 2020, the Company received AGLC approval of the sale of the casino operations of Century Casino Calgary. The sale is expected to close on November 30, 2020 subject to customary closing conditions (see Note 1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019, in Item 8.01 in our Current Report on Form 8-K filed on May 8, 2020, as well as under Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2020. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The table below provides information about the aggregation of our reporting units and operating segments into reportable segments. The reporting units, except for Century Downs Racetrack and Casino and Casinos Poland, are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below. The real estate assets at our West Virginia and Missouri operating segments are owned by VICI PropCo.

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

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of September 30, 2020, CPL owned eight casinos throughout Poland with a total of 526 slot machines and 119 tables. The following table summarizes information about CPL’s casinos as of September 30, 2020.

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

The following agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•As of September 30, 2020, we had a concession agreement with TUI Cruises for four ship-based casinos, one of which was operating. The agreement ends in May 2021.

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

Recent Developments Related to COVID-19

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic has had an adverse effect on our results of operations and financial condition for the first three quarters of 2020, and we expect the situation will continue to have an adverse impact on our results for the remainder of 2020 and perhaps into 2021. The duration and impact of the COVID-19 pandemic otherwise remains uncertain. Between March 13, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020 and our North American operations reopened between June 1, 2020 and June 17, 2020.

Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. In Colorado, each city has different gaming floor restrictions. In Cripple Creek, the full slot floor is open but table games are expected to remain closed through 2020. In Central City, the casino is currently operating approximately 65% of the slot machines and table games are reopened, with the exception of craps and roulette which closed in October 2020. For both Colorado cities there are capacity restrictions within the casinos and alcohol sales must stop at midnight but the casinos are able to operate 24/7. In Missouri, the full gaming floor is open, hours of operation are reduced, and food outlets that have reopened have limited operating hours. In West Virginia, the majority of the gaming floor has reopened, the gaming floor is limited to machines that are six feet apart or with barriers, food and beverage outlets have reopened with limited hours of operation, the convention space remains closed and is anticipated to remain closed through 2020, hours of operation are limited to 10:00 a.m. to 2:00 a.m., there are capacity restrictions within the casino, and the hotel is operating with limited rooms available. In Canada, the gaming floors are currently operating approximately 60% of the total gaming machines, hours of operation are limited to 9:30 a.m. to 3:00 a.m., there are restrictions on spectators at the racetracks, and the hotel and showroom at CRA remain closed. In Poland, the gaming floors are fully reopened, alcohol sales are currently suspended and there are capacity restrictions within the casinos.

Temporary closures of all our facilities between March 2020 and June 2020 due to COVID-19 negatively impacted results for the nine months ended September 30, 2020. We estimate that the closures adversely impacted net operating revenue and Adjusted EBITDA for the nine months ended September 30, 2020 by approximately $91.3 million and $34.3 million, respectively, due to these closures. We estimate that the net cash outflows related to operations during the time they were fully suspended were, on average, approximately $8.0 million per month. We continue to monitor our liquidity in light of the uncertainty resulting from COVID-19. We plan to continue our reduced marketing expenditures for the remainder of 2020 along with reducing operating costs where possible. The majority of our 2020 planned capital expenditure projects remain on hold and will be reevaluated in the first quarter of 2021. In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed $9.95 million on our revolving credit facility with Macquarie and $7.4 million on our credit facility with UniCredit. We repaid the revolving credit facility in July 2020 except for a $50,000 letter of credit that we cash collateralized. See Note 6 for further discussion of the Macquarie credit agreement and the UniCredit credit agreement, including discussion of a recent amendment to the Macquarie credit agreement that, among other things, waives compliance with a financial covenant under the Macquarie credit agreement.

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

Additional Projects and Other Developments

Century Casino Calgary

On August 5, 2020, we announced that we had entered into a definitive agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three-year quarterly earn out as specified in the agreement. The CAD 10.0 million that we received at the execution of the definitive agreement is non-refundable except in the event we are in breach of certain covenants set out in the agreement and subject to working capital and other adjustments. We will continue to operate Century Sports, a sports bar, bowling and entertainment facility, and to own the underlying real estate. Upon closing of the transaction, we will enter into a three-year lease agreement with the purchaser of the casino operations for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on September 30, 2020). The transaction is expected to close on November 30, 2020 subject to customary closing conditions.

We recorded a loss of $0.1 million to general and administrative expenses on our condensed consolidated statement of earnings (loss) for the nine months ended September 30, 2020 related to the estimated costs we will incur for the sale. Held for sale assets on our condensed consolidated balance sheet as of September 30, 2020 include $0.1 million in inventories and $0.6 million in property and equipment, net. Held for sale liabilities on our condensed consolidated balance sheet as of September 30, 2020 include $0.3 million in accrued liabilities.

Bermuda

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

Presentation of Foreign Currency Amounts - The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2020	2019	% Change	2020	2019	% Change
Canadian dollar (CAD)	1.3325	1.3205	(0.9%)	1.3539	1.3292	(1.9%)
Euros (EUR)	0.8557	0.8997	4.9%	0.8905	0.8901	—
Polish zloty (PLN)	3.8013	3.8850	2.2%	3.9397	3.8270	(2.9%)
British pound (GBP)	0.7745	0.8111	4.5%	0.7874	0.7859	(0.2%)
Source: Pacific Exchange Rate Service

We recognize in our condensed consolidated statement of earnings (loss) foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming Revenue	$78,289	$42,019	$36,270	86.3%	$182,503	$121,345	$61,158	50.4%
Hotel Revenue	1,981	562	1,419	252.5%	4,273	1,502	2,771	184.5%
Food and Beverage Revenue	4,633	5,425	(792)	(14.6%)	12,336	14,230	(1,894)	(13.3%)
Other Revenue	10,803	4,929	5,874	119.2%	20,354	13,913	6,441	46.3%
Net Operating Revenue	95,706	52,935	42,771	80.8%	219,466	150,990	68,476	45.4%
Gaming Expenses	(37,643)	(21,589)	16,054	74.4%	(96,168)	(62,873)	33,295	53.0%
Hotel Expenses	(574)	(200)	374	187.0%	(1,552)	(565)	987	174.7%
Food and Beverage Expenses	(4,277)	(5,411)	(1,134)	(21.0%)	(12,415)	(13,891)	(1,476)	(10.6%)
General and Administrative Expenses	(31,374)	(19,426)	11,948	61.5%	(73,359)	(56,438)	16,921	30.0%
Impairment - Goodwill and Intangible Assets	—	—	—	—	(35,121)	—	35,121	100.0%
Total Operating Costs and Expenses	(80,692)	(49,455)	31,237	63.2%	(238,338)	(141,465)	96,873	68.5%
Loss from Equity Investment	—	—	—	—	—	(1)	1	100.0%
Earnings (Loss) from Operations	15,014	3,480	11,534	331.4%	(18,872)	9,524	(28,396)	(298.2%)
Non-Controlling Interest	(208)	(565)	(357)	(63.2%)	188	(2,143)	(2,331)	(108.8%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	3,748	482	3,266	677.6%	(54,715)	985	(55,700)	(5654.8%)
Adjusted EBITDA (1)	$22,214	$7,093	$15,121	213.2%	$30,036	$20,506	$9,530	46.5%

Earnings (Loss) Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings (Loss) Per Share	$0.13	$0.02	$0.11	550.0%	$(1.85)	$0.03	$(1.88)	(6266.7%)
Diluted Earnings (Loss) Per Share	$0.13	$0.02	$0.11	550.0%	$(1.85)	$0.03	$(1.88)	(6266.7%)

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

COVID-19

Closures of all our facilities due to COVID-19 had a significant negative impact on our results for the three and nine months ended September 30, 2020. A discussion of the estimated impact of COVID-19 on our reportable segments is presented below.

•Below is a summary of the closures in each operating segment and the percentage of the gaming floors that are currently open:

Operating Segment	Closure Date	Reopen Date	Gaming Floor Open
Colorado	March 17	June 15 and June 17	79% (1)
Missouri	March 17	June 1	90%
West Virginia	March 17	June 5	81%
Edmonton	March 17	June 13	62% (2)(3)
Calgary	March 17	June 13	62% (2)
Poland	March 13	May 18	100%

(1)CRC’s gaming floor is fully open, but table games are still closed. CTL’s slot floor is 65% open due to a county variance requiring every other machine to be powered off. CTL’s table games reopened in September 2020 with restrictions on the number of gaming positions open, but craps and roulette were closed in October 2020 due to revised public health orders.

(2)Table games reopened in September 2020 with restrictions on the number of gaming positions open.

(3)The Edmonton operating segment opened an additional 1% of its gaming floor as of October 16, 2020.

•We impaired goodwill and intangible assets in the nine months ended September 30, 2020 due to quantitative and qualitative impairment analysis performed related to the triggering events caused by COVID-19. We impaired $30.7 million in the United States segment and $3.4 million in the Canada segment.

•We impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE in the Corporate and Other segment due to assessments made related to the impact of COVID-19 on MCE in the nine months ended September 30, 2020.

•We recorded valuation allowances on our net deferred tax assets in the United States, Canada and Corporate and Other segments in the nine months ended September 30, 2020, which resulted in $1.0 million, $1.5 million and $1.1 million of tax expense in the United States, Canada and Corporate and Other segments, respectively.

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

•The West Virginia operating segment contributed a total of $28.4 million in net operating revenue and $1.1 million in net earnings for the three months ended September 30, 2020 and $65.6 million in net operating revenue and ($5.6) million in net losses for the nine months ended September 30, 2020.

•The Missouri operating segment contributed a total of $23.9 million in net operating revenue and $2.2 million in net earnings for the three months ended September 30, 2020 and $55.1 million in net operating revenue and ($34.1) million in net losses for the nine months ended September 30, 2020.

Canada

•CMR is reported in the Edmonton operating segment within the Canada reportable segment. CMR began operating the Northern Alberta off-track betting network in January 2019. The Edmonton casino opened and horse racing began in April 2019. CMR contributed $5.5 million in net operating revenue and ($0.3) million in net losses for the three months ended September 30, 2020 and $6.1 million in net operating revenue and ($0.8) million in net losses for the three months ended September 30, 2019. CMR contributed $11.0 million in net operating revenue and ($3.5) million in net losses for the nine months ended September 30, 2020 and $14.2 million in net operating revenue and ($1.6) million in net losses for the nine months ended September 30, 2019.

Corporate and Other

•The interest payments under our Macquarie Credit Agreement significantly impact the comparability of our results of operations in the Corporate and Other segment for the 2020 and 2019 periods.

•We wrote-down $0.7 million related to the portion of the liability that we had sought to collect from LOT in the nine months ended September 30, 2020.

•We closed CCB during the nine months ended September 30, 2020.

•We operated fewer ship-based casinos during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, and all cruise ships suspended operations in March 2020 due to COVID-19. One cruise ship restarted operations in September 2020.

Net operating revenue increased by $42.8 million, or 80.8%, and by $68.5 million, or 45.4%, for the three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

•United States increased by $53.4 million, or 581.0%, and by $113.8 million, or 436.6%.

•Canada decreased by ($5.5) million, or (24.9%), and by ($22.9) million, or (37.9%).

•Poland decreased by ($4.0) million, or (19.7%), and by ($19.4) million, or (32.3%).

•Corporate and Other decreased by ($1.2) million, or (89.1%), and by ($3.1) million, or (70.4%).

Operating costs and expenses increased by $31.2 million, or 63.2%, and by $96.9 million, or 68.5%, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Following is a breakout of operating costs and expenses by segment for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

•United States increased by $40.6 million, or 549.1%, and by $132.3 million, or 621.8%.

•Canada decreased by ($5.0) million, or (27.1%), and by ($10.9) million, or (22.6%).

•Poland decreased by ($2.6) million, or (14.0%), and by ($13.4) million, or (24.0%).

•Corporate and Other decreased by ($1.7) million, or (34.8%), and by ($11.1) million, or (69.3%).

Earnings from operations increased by $11.5 million, or 331.4%, and decreased by ($28.4) million, or (298.2%), for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

•United States increased by $12.9 million, or 711.2%, and decreased by ($18.5) million, or (385.6%).

•Canada decreased by ($0.5) million, or (13.0%), and by ($12.0) million, or (98.7%).

•Poland decreased by ($1.4) million, or (87.3%), and by ($6.0) million, or (139.8%).

•Corporate and Other increased by $0.5 million, or 14.1%, and by $8.0 million, or 68.9%.

Net earnings increased by $3.3 million, or 677.6%, and decreased by ($55.7) million, or (5654.8%), for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,656	$1,880	$86	$(5,874)	$3,748
Interest expense (income), net (1)	7,051	525	6	3,005	10,587
Income taxes (benefit)	—	469	123	(164)	428
Depreciation and amortization	4,506	1,345	777	196	6,824
Net earnings attributable to non-controlling interests	—	165	43	—	208
Non-cash stock-based compensation	—	—	—	354	354
Loss (gain) on foreign currency transactions, cost recovery income and other	—	30	(56)	69	43
Loss on disposition of fixed assets	9	11	2	—	22
Adjusted EBITDA	$19,222	$4,425	$981	$(2,414)	$22,214

(1)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.2 million and $0.4 million, respectively, for the period presented.

	For the three months ended September 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,348	$1,623	$775	$(3,264)	$482
Interest expense (income), net (1)	—	1,346	51	19	1,416
Income taxes (benefit)	465	367	518	(217)	1,133
Depreciation and amortization	488	1,327	797	217	2,829
Net earnings attributable to non-controlling interests	—	179	386	—	565
Non-cash stock-based compensation	—	—	—	358	358
Loss (gain) on foreign currency transactions and cost recovery income	—	12	(139)	11	(116)
Loss on disposition of fixed assets	—	—	85	44	129
Acquisition costs	—	—	—	297	297
Adjusted EBITDA	$2,301	$4,854	$2,473	$(2,535)	$7,093

(1)Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $0.5 million for the period presented.

	For the nine months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net loss attributable to Century Casinos, Inc. shareholders	$(35,999)	$(4,102)	$(1,134)	$(13,480)	$(54,715)
Interest expense (income), net (1)	21,286	1,504	23	9,719	32,532
Income taxes (benefit)	1,023	2,281	(123)	354	3,535
Depreciation and amortization	13,008	3,973	2,279	463	19,723
Net earnings (loss) attributable to non-controlling interests	—	377	(565)	—	(188)
Non-cash stock-based compensation	—	—	—	589	589
Loss (gain) on foreign currency transactions, cost recovery income and other (2)	30,746	3,476	91	(5,976)	28,337
Loss (gain) on disposition of fixed assets	9	(58)	4	2	(43)
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$30,073	$7,451	$575	$(8,063)	$30,036

(1)Expense of $21.3 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $16.7 million and $1.3 million, respectively, for the period presented.

(2)Expense of $30.7 million and $3.4 million is included in the United States and Canada segments, respectively, related to the impairment of goodwill and intangible assets (see Note 5). Expense of $1.0 million is included in the Corporate and Other segment related to the impairment of the MCE investment (see Note 4).

	For the nine months ended September 30, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,564	$5,704	$2,115	$(10,398)	$985
Interest expense (income), net (1)	—	3,856	142	65	4,063
Income taxes (benefit)	1,229	1,913	1,395	(1,318)	3,219
Depreciation and amortization	1,573	3,184	2,284	657	7,698
Net earnings (loss) attributable to non-controlling interests	—	1,099	1,056	(12)	2,143
Non-cash stock-based compensation	—	—	—	979	979
(Gain) loss on foreign currency transactions and cost recovery income	—	(465)	(419)	5	(879)
Loss (gain) on disposition of fixed assets	17	(1)	338	342	696
Acquisition costs	—	—	—	1,064	1,064
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$6,383	$15,828	$6,911	$(8,616)	$20,506

(1)Expense of $1.7 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $1.5 million for the period presented.

Non-US GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a Constant Currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believes that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our operating revenue, earnings (loss) from operations, net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA. Constant Currency results are calculated by dividing the current quarter or year to date local currency segment results, excluding the local currency impact of foreign currency gains and losses, by the prior year’s average exchange rate for the quarter or year to date and comparing them to actual US dollar results for the prior quarter or year to date. The current and prior year’s average exchange rates for the three-month periods are presented above. Constant Currency results are not considered a measure of performance recognized under US GAAP. The Constant Currency results are presented below.

	For the three months			For the nine months
	ended September 30,			ended September 30,
Amounts in thousands	2020	2019	% Change	2020	2019	% Change
Net operating revenue as reported (US GAAP)	$95,706	$52,935	81%	$219,466	$150,990	45%
Foreign currency impact vs. 2019	(208)			782
Net operating revenue constant currency (non-US GAAP)	$95,498	$52,935	80%	$220,248	$150,990	46%

Earnings (loss) from operations (US GAAP)	$15,014	$3,480	331%	$(18,872)	$9,524	(298%)
Foreign currency impact vs. 2019	38			85
Earnings (loss) from operations constant currency (non-US GAAP)	$15,052	$3,480	333%	$(18,787)	$9,524	(297%)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders as reported (US GAAP)	$3,748	$482	678%	$(54,715)	$985	(5655%)
Foreign currency impact vs. 2019	24			(27)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders constant currency (non-US GAAP)	$3,772	$482	683%	$(54,742)	$985	(5658%)

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

Amounts in thousands	September 30, 2020	September 30, 2019
Total long-term debt, including current portion	$184,106	$71,069
Deferred financing costs	9,651	387
Total principal	$193,757	$71,456
Less: Cash and cash equivalents	$62,068	$44,029
Net Debt	$131,689	$27,427

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming	$52,163	$7,637	$44,526	583.0%	$119,796	$21,815	$97,981	449.1%
Hotel	1,981	443	1,538	347.2%	4,190	1,137	3,053	268.5%
Food and Beverage	2,747	1,022	1,725	168.8%	7,273	2,833	4,440	156.7%
Other	5,756	97	5,659	5834.0%	8,649	288	8,361	2903.1%
Net Operating Revenue	62,647	9,199	53,448	581.0%	139,908	26,073	113,835	436.6%
Gaming Expenses	(25,845)	(3,496)	22,349	639.3%	(65,472)	(10,145)	55,327	545.4%
Hotel Expenses	(572)	(145)	427	294.5%	(1,502)	(403)	1,099	272.7%
Food and Beverage Expenses	(2,206)	(1,043)	1,163	111.5%	(6,695)	(2,961)	3,734	126.1%
General and Administrative Expenses	(14,811)	(2,214)	12,597	569.0%	(36,175)	(6,198)	29,977	483.7%
Impairment - Goodwill and Intangible Assets	—	—	—	—	(30,746)	—	30,746	100.0%
Total Operating Costs and Expenses	(47,940)	(7,386)	40,554	549.1%	(153,598)	(21,280)	132,318	621.8%
Earnings (Loss) from Operations	14,707	1,813	12,894	711.2%	(13,690)	4,793	(18,483)	(385.6%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	7,656	1,348	6,308	468.0%	(35,999)	3,564	(39,563)	(1110.1%)
Adjusted EBITDA	$19,222	$2,301	$16,921	735.4%	$30,073	$6,383	$23,690	371.1%

We acquired MTR in West Virginia and CCG and CCV in Missouri in the Acquisition in December 2019.

Sports wagering in Colorado became legal on May 1, 2020. We have partnered with sports betting operators that will conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

Our US operations closed due to COVID-19 on March 17, 2020 and reopened between June 1, 2020 and June 17, 2020. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the United States segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We did not acquire the West Virginia and Missouri properties until December 2019.

Amounts in millions, except percentages	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Colorado
2020	6.7	2.0	3.8	3.4	3.2	10.4	19.1
2019	8.1	8.8	3.1	3.2	2.9	9.2	26.1
	(1.4)	(6.8)	0.7	0.2	0.3	1.2	(7.0)
	(17.3%)	(77.3%)	22.6%	6.2%	10.3%	13.3%	(26.6%)

West Virginia
2020	25.1	12.2	8.8	9.7	9.9	28.4	65.7

Missouri
2020	21.6	9.6	8.2	8.0	7.7	23.9	55.1

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the United States segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, excluding depreciation and amortization expense and impairment – goodwill and intangible assets.

Amounts in millions, except percentages	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Colorado
2020	5.9	1.7	2.0	1.7	2.0	5.7	13.3
2019	6.2	6.6	2.3	2.4	2.2	6.9	19.7
	(0.3)	(4.9)	(0.3)	(0.7)	(0.2)	(1.2)	(6.4)
	(4.8%)	(74.2%)	(13.0%)	(29.2%)	(9.1%)	(17.4%)	(32.5%)

West Virginia
2020	23.3	12.7	7.6	7.9	8.1	23.6	59.6

Missouri
2020	15.5	7.3	4.8	4.7	4.7	14.2	37.0

During the United States closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Additional savings related to gaming-related expenses. COVID-19 continues to impact results, and we are seeking to maintain operating costs at or below prior year levels for the remainder of 2020. In Colorado, we expect payroll costs will continue to trend below the prior year due to table game closures that continued through September 2020 in Central City and are continuing for Cripple Creek, which we expect will not permit table games to reopen in 2020. We anticipate increasing our promotional offerings as needed to compete in the competitive markets in which we operate our US casinos. Special events at our properties have been cancelled or postponed, which will reduce advertising costs. We plan to continue to encourage social distancing and other measures to allow us to reopen additional facilities that currently are closed due to COVID-19 restrictions.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming	$9,961	$13,252	$(3,291)	(24.8%)	$22,243	$36,834	$(14,591)	(39.6%)
Hotel	—	119	(119)	(100.0%)	83	365	(282)	(77.3%)
Food and Beverage	1,712	4,021	(2,309)	(57.4%)	4,526	10,118	(5,592)	(55.3%)
Other	4,904	4,671	233	5.0%	10,627	13,036	(2,409)	(18.5%)
Net Operating Revenue	16,577	22,063	(5,486)	(24.9%)	37,479	60,353	(22,874)	(37.9%)
Gaming Expenses	(1,406)	(3,974)	(2,568)	(64.6%)	(4,393)	(10,372)	(5,979)	(57.6%)
Hotel Expenses	(2)	(55)	(53)	(96.4%)	(50)	(162)	(112)	(69.1%)
Food and Beverage Expenses	(1,442)	(3,279)	(1,837)	(56.0%)	(3,927)	(8,575)	(4,648)	(54.2%)
General and Administrative Expenses	(9,313)	(9,901)	(588)	(5.9%)	(21,608)	(25,953)	(4,345)	(16.7%)
Impairment - Goodwill and Intangible Assets	—	—	—	—	(3,375)	—	3,375	100.0%
Total Operating Costs and Expenses	(13,508)	(18,536)	(5,028)	(27.1%)	(37,326)	(48,246)	(10,920)	(22.6%)
Earnings (Loss) from Operations	3,069	3,527	(458)	(13.0%)	153	12,107	(11,954)	(98.7%)
Non-Controlling Interest	(165)	(179)	(14)	(7.8%)	(377)	(1,099)	(722)	(65.7%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	1,880	1,623	257	15.8%	(4,102)	5,704	(9,806)	(171.9%)
Adjusted EBITDA	$4,425	$4,854	$(429)	(8.8%)	$7,451	$15,828	$(8,377)	(52.9%)

In January 2019, CMR began operating the Northern Alberta off-track betting network. The CMR casino in Edmonton opened on April 1, 2019, and the first horse race was held on April 28, 2019.

Results in US dollars were impacted by (0.9%) and (1.9%) exchange rate decreases in the average rates between the US dollar and the Canadian dollar for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively.

Our Canadian operations closed due to COVID-19 on March 17, 2020 and reopened on June 13, 2020. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Canada segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Amounts in millions, except percentages	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Edmonton - CAD
2020	13.1	3.9	4.4	4.4	4.7	13.5	30.5
2019	11.8	18.5	5.8	6.5	5.6	17.9	48.2
	1.3	(14.6)	(1.4)	(2.1)	(0.9)	(4.4)	(17.7)
	11.0%	(78.9%)	(24.1%)	(32.3%)	(16.1%)	(24.6%)	(36.8%)
Edmonton - USD
2020	9.8	2.8	3.3	3.3	3.6	10.2	22.8
2019	8.9	13.8	4.4	4.9	4.3	13.6	36.3
	0.9	(11.0)	(1.1)	(1.6)	(0.7)	(3.4)	(13.5)
	10.1%	(79.7%)	(25.0%)	(32.7%)	(16.3%)	(25.2%)	(37.2%)

Calgary - CAD
2020	8.5	2.6	2.7	2.8	3.1	8.6	19.7
2019	9.9	10.9	3.4	4.2	3.6	11.2	32.0
	(1.4)	(8.3)	(0.7)	(1.4)	(0.5)	(2.6)	(12.3)
	(14.1%)	(76.1%)	(20.6%)	(33.3%)	(13.9%)	(23.6%)	(38.6%)
Calgary - USD
2020	6.4	1.9	2.0	2.1	2.3	6.4	14.7
2019	7.4	8.2	2.6	3.2	2.7	8.5	24.1
	(1.0)	(6.3)	(0.6)	(1.1)	(0.4)	(2.1)	(9.4)
	(13.5%)	(76.8%)	(23.1%)	(34.4%)	(14.8%)	(24.3%)	(39.0%)

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Canada segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, excluding depreciation and amortization expense and impairment – goodwill and intangible assets.

Amounts in millions, except percentages	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Edmonton - CAD
2020	11.6	4.1	2.9	3.1	4.3	10.3	26.0
2019	9.6	14.5	4.6	5.1	4.7	14.4	38.5
	2.0	(10.4)	(1.7)	(2.0)	(0.4)	(4.1)	(12.5)
	20.8%	(71.7%)	(37.0%)	(39.2%)	(8.5%)	(28.5%)	(32.5%)
Edmonton - USD
2020	8.7	2.9	2.2	2.4	3.2	7.8	19.4
2019	7.3	10.8	3.5	3.9	3.5	10.9	29.0
	1.4	(7.9)	(1.3)	(1.5)	(0.3)	(3.1)	(9.6)
	19.2%	(73.1%)	(37.1%)	(38.5%)	(8.6%)	(28.4%)	(33.1%)

Calgary - CAD
2020	6.0	2.5	1.9	1.8	2.1	5.8	14.3
2019	6.1	7.0	2.6	3.0	2.7	8.3	21.4
	(0.1)	(4.5)	(0.7)	(1.2)	(0.6)	(2.5)	(7.1)
	(1.6%)	(64.3%)	(26.9%)	(40.0%)	(22.2%)	(30.1%)	(33.2%)
Calgary - USD
2020	4.5	1.8	1.4	1.4	1.6	4.4	10.7
2019	4.6	5.2	2.0	2.2	2.1	6.3	16.1
	(0.1)	(3.4)	(0.6)	(0.8)	(0.5)	(1.9)	(5.4)
	(2.2%)	(65.4%)	(30.0%)	(36.4%)	(23.8%)	(30.2%)	(33.5%)

Net operating revenue during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was impacted negatively by continued closures due to COVID-19. Table games were reopened in mid-September 2020. Casinos in Canada are operating with approximately 60% of the gaming floor open. Attendance restrictions for racing and closures of our showroom in Edmonton also negatively impacted food and beverage revenue in the third quarter 2020. We do not expect the Edmonton showroom to reopen in 2020.

During the Canadian closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Operating costs and expenses in the Canada segment continued to be lower during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 because of wage subsidies provided by the Canadian government and reduced marketing expenditures. Because COVID-19 continues to impact results, we are continuing to focus on managing costs. We continue to look for synergies between our Canadian properties including prizes that are available to guests at all locations instead of at individual casinos only. We expect payroll costs will begin to trend higher as table games reopened in September 2020 and government wage subsidies are not forecast to continue. We plan to continue to update our properties with enhancements to encourage social distancing and other measures to allow us to reopen additional gaming space and other facilities that currently are closed due to COVID-19 restrictions.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming	$16,140	$20,107	$(3,967)	(19.7%)	$39,643	$59,443	$(19,800)	(33.3%)
Food and Beverage	174	215	(41)	(19.1%)	432	656	(224)	(34.1%)
Other	25	38	(13)	(34.2%)	718	122	596	488.5%
Net Operating Revenue	16,339	20,360	(4,021)	(19.7%)	40,793	60,221	(19,428)	(32.3%)
Gaming Expenses	(10,368)	(12,563)	(2,195)	(17.5%)	(25,592)	(39,038)	(13,446)	(34.4%)
Food and Beverage Expenses	(629)	(695)	(66)	(9.5%)	(1,660)	(1,550)	110	7.1%
General and Administrative Expenses	(4,363)	(4,714)	(351)	(7.4%)	(12,970)	(13,060)	(90)	(0.7%)
Total Operating Costs and Expenses	(16,137)	(18,769)	(2,632)	(14.0%)	(42,501)	(55,932)	(13,431)	(24.0%)
Earnings (Loss) from Operations	202	1,591	(1,389)	(87.3%)	(1,708)	4,289	(5,997)	(139.8%)
Non-Controlling Interest	(43)	(386)	(343)	(88.9%)	565	(1,056)	(1,621)	(153.5%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	86	775	(689)	(88.9%)	(1,134)	2,115	(3,249)	(153.6%)
Adjusted EBITDA	$981	$2,473	$(1,492)	(60.3%)	$575	$6,911	$(6,336)	(91.7%)

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

Results in US dollars were impacted by a 2.2% increase in the average exchange rate between the US dollar and Polish zloty for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and a (2.9%) decrease in the average exchange rate between the US dollar and Polish zloty for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The casinos in Poland closed due to COVID-19 on March 13, 2020 and reopened on May 18, 2020. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Poland segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Amounts in millions, except percentages	Q1	Q2	Jul	Aug	Sep	Q3	YTD
PLN
2020	66.6	29.6	20.1	19.3	22.7	62.1	158.3
2019	74.8	76.6	28.7	25.5	24.8	79.0	230.4
	(8.2)	(47.0)	(8.6)	(6.2)	(2.1)	(16.9)	(72.1)
	(11.0%)	(61.4%)	(30.0%)	(24.3%)	(8.5%)	(21.4%)	(31.3%)
USD
2020	17.1	7.4	5.2	5.2	5.9	16.3	40.8
2019	19.8	20.1	7.6	6.4	6.3	20.3	60.2
	(2.7)	(12.7)	(2.4)	(1.2)	(0.4)	(4.0)	(19.4)
	(13.6%)	(63.2%)	(31.6%)	(18.8%)	(6.3%)	(19.7%)	(32.3%)

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Poland segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, excluding depreciation and amortization expense and impairment – goodwill and intangible assets.

Amounts in millions, except percentages	Q1	Q2	Jul	Aug	Sep	Q3	YTD
PLN
2020	62.5	35.9	18.6	19.2	20.5	58.3	156.7
2019	65.5	69.0	24.1	22.8	22.9	69.8	204.3
	(3.0)	(33.1)	(5.5)	(3.6)	(2.4)	(11.5)	(47.6)
	(4.6%)	(48.0%)	(22.8%)	(15.8%)	(10.5%)	(16.5%)	(23.3%)
USD
2020	16.0	8.9	4.8	5.2	5.3	15.3	40.2
2019	17.3	18.1	6.3	5.9	5.8	18.0	53.4
	(1.3)	(9.2)	(1.5)	(0.7)	(0.5)	(2.7)	(13.2)
	(7.5%)	(50.8%)	(23.8%)	(11.9%)	(8.6%)	(15.0%)	(24.7%)

The net operating revenue decreases during the third quarter 2020 relate primarily to operations in the Warsaw casinos. Reduced tourism in Warsaw has negatively impacted operations. Our current expectation is that tourism will begin to increase in early 2021.

During the closures of our Poland casinos we reduced operating costs and expenses as much as possible. Additional cost savings related to wage subsidies were provided by the Polish government. Operating costs and expenses in the Poland segment continued to be lower during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 because of lower payroll and marketing expenditures as well as lower gaming related expenses corresponding to decreased gaming revenue. COVID-19 continues to impact results, and we are focusing on analyzing staffing needs to match customer volumes to continue to manage our costs.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Gaming	$25	$1,023	$(998)	(97.6%)	$821	$3,253	$(2,432)	(74.8%)
Food and Beverage	—	167	(167)	(100.0%)	105	623	(518)	(83.1%)
Other	118	123	(5)	(4.1%)	360	467	(107)	(22.9%)
Net Operating Revenue	143	1,313	(1,170)	(89.1%)	1,286	4,343	(3,057)	(70.4%)
Gaming Expenses	(24)	(1,556)	(1,532)	(98.5%)	(711)	(3,318)	(2,607)	(78.6%)
Food and Beverage Expenses	—	(394)	(394)	(100.0%)	(133)	(805)	(672)	(83.5%)
General and Administrative Expenses	(2,887)	(2,597)	290	11.2%	(2,606)	(11,228)	(8,622)	(76.8%)
Impairment - Goodwill and Intangible Assets	—	—	—	—	(1,000)	—	1,000	100.0%
Total Operating Costs and Expenses	(3,107)	(4,764)	(1,657)	(34.8%)	(4,913)	(16,007)	(11,094)	(69.3%)
Loss from Equity Investment	—	—	—	—	—	(1)	1	100.0%
Loss from Operations	(2,964)	(3,451)	487	14.1%	(3,627)	(11,665)	8,038	68.9%
Non-Controlling Interest	—	—	—	—	—	12	(12)	(100.0%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(5,874)	(3,264)	(2,610)	(80.0%)	(13,480)	(10,398)	(3,082)	(29.6%)
Adjusted EBITDA	$(2,414)	$(2,535)	$121	4.8%	$(8,063)	$(8,616)	$553	6.4%

We permanently closed the casino at CCB on March 17, 2020. CCB entered creditor’s voluntary liquidation in May 2020 and was deconsolidated as a subsidiary during the three months ended June 30, 2020. For additional information related to CCB, see Note 1, “Description of Business and Basis of Presentation,” to our condensed consolidated financial statements in Part I, Item 1 of this report.

The cruise ships on which our ship-based casinos are located stopped sailing around March 10, 2020 due to COVID-19. We have a concession agreement with TUI Cruises for the operation of four ship-based casinos, one of which is currently operating. The agreement ends in May 2021.

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

In April 2018, CRM purchased a 51% ownership interest in GHL. GHL entered into agreements with MCL, the owner of a hotel and international entertainment and gaming club in the Cao Bang province of Vietnam, under which GHL manages MCL and owns 9.21% of its outstanding shares. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. We recognized a loss on sale of less than ($0.1) million in general and administrative expenses on our condensed consolidated statement of earnings (loss) for the year ended December 31, 2019. We consolidated GHL as a majority-owned subsidiary for which we have a controlling financial interest and accounted for GHL’s interest in MCL as an equity investment through May 2019. The sale of our equity interest in GHL also ended our equity interest in MCL.

Three Months Ended September 30, 2020 and 2019

The following discussion highlights results for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Revenue Highlights

Non-Corporate Reporting Units

•Net operating revenue decreased due to the casino closures at CCB and on the ships.

Operating Expense Highlights

Non-Corporate Reporting Units

•Total operating costs and expenses decreased due to the casino closures at CCB and on the ships.

Corporate Reporting Units

•Our corporate reporting units include certain other corporate and management operations. Total operating costs and expenses decreased by ($0.1) million, or (4.9%). The decrease is primarily due to decreased payroll costs.

Nine Months Ended September 30, 2020 and 2019

The following discussion highlights results for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Revenue Highlights

Non-Corporate Reporting Units

•Net operating revenue decreased due to the casino closures at CCB and on the ships due to COVID-19.

Operating Expense Highlights

Non-Corporate Reporting Units

•Total operating costs and expenses decreased due to casino closures at CCB and on the ships. In addition, the deconsolidation of CCB resulted in a gain of $7.4 million that we recognized in general and administrative expenses on our statement of earnings (loss) for the nine months ended September 30, 2020.

Corporate Reporting Units

•Total operating costs and expenses remained constant. In March 2020, we impaired the MCE investment due to an assessment of their operations resulting from COVID-19. As a result of the impairment, we recorded $1.0 million to impairment – goodwill and intangible assets during the nine months ended September 30, 2020. In addition, we assessed the collectability of a receivable from LOT related to the Poland contingent liability and determined that, due to COVID-19, it was more likely than not that LOT will be unable to repay us for its portion of taxes paid by CPL to the Polish IRS. As a result, we wrote-down the $0.7 million receivable to general and administrative expenses for the nine months ended September 30, 2020. Offsetting these increases, during the closures certain of our corporate staff voluntarily decreased their salaries. In addition, in 2019 there were additional expenses related to the Acquisition that did not reoccur in 2020.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2020	2019	Change	Change	2020	2019	Change	Change
Interest Income	$—	$11	$(11)	(100.0%)	$6	$20	$(14)	(70.0%)
Interest Expense	(10,587)	(1,427)	9,160	641.9%	(32,538)	(4,083)	28,455	696.9%
(Loss) Gain on Foreign Currency Transactions and Other	(43)	116	(159)	(137.1%)	36	886	(850)	(95.9%)
Non-Operating (Expense) Income	$(10,630)	$(1,300)	$9,330	717.7%	$(32,496)	$(3,177)	$29,319	922.9%

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

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2020, we recognized income tax expense of $3.5 million on pre-tax loss of ($51.4) million, representing an effective income tax rate of (6.9%), compared to income tax expense of $3.2 million on pre-tax income of $6.3 million, representing an effective income tax rate of 50.7% for the same period in 2019. For further discussion on our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 9, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

As of September 30, 2020, our total debt under bank borrowings and other agreements net of $9.7 million related to deferred financing costs was $184.1 million, of which $173.6 million was long-term debt and $10.5 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, the CPL credit facility, the UniCredit Loan and the CRM credit facility. For a description of our debt agreements, see Note 6, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $131.7 million as of September 30, 2020 compared to $27.4 million as of September 30, 2019, due to additional borrowings related to the Acquisition and the drawdown of $7.4 million on our credit agreement with UniCredit in March 2020 as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2020 maturities of our debt:

Amounts in thousands
Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Agreement	Total
$425	$227	$129	$—	$—	$781

There is no set repayment schedule for the CPL credit facility, and we classify it as short-term debt due to the nature of the agreements.

The following table lists the amount of remaining 2020 payments due under our lease agreements:

Amounts in thousands
Operating leases	Finance leases	Total
$1,361	$38	$1,399

In addition to these payment obligations, we are required to pay annual rent of approximately $25.2 million under the Master Lease and $1.6 million under the CDR land lease financing obligation, excluding variable rent payments. Cash payments related to the Master Lease and CDR land lease were $16.7 million and $1.3 million, respectively, for the nine months ended September 30, 2020.

Cash Flows

At September 30, 2020, cash, cash equivalents and restricted cash totaled $62.9 million, and we had working capital (current assets minus current liabilities) of $12.1 million compared to cash, cash equivalents and restricted cash of $55.6 million and working capital of $22.8 million at December 31, 2019. The increase in cash, cash equivalents and restricted cash from December 31, 2019 is due to $5.4 million of net cash provided by operating activities, $4.1 million of net cash provided by financing activities and a $7.5 million non-refundable deposit for the sale of Century Casino Calgary (see Note 1, “Description of Business and Basis of Presentation,” to our condensed consolidated financial statements included in Part I, Item 1 of this report), offset by $8.1 million used to purchase property and equipment, a $1.2 million payment related to the working capital adjustment in the Acquisition, and $0.5 million in exchange rate changes. Our cash position improved in the third quarter of 2020 due to increased cash flows from operating activities and the deposit of $7.5 million for the sale of Century Casino Calgary.

Net cash provided by operating activities was $5.4 million for the nine months ended September 30, 2020 and $10.9 million for the nine months ended September 30, 2019. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flow from operations for the nine months ended September 30, 2020 was favorably impacted by the operations of the properties we acquired in the Acquisition and negatively impacted by the suspension of our operations due to COVID-19. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $1.8 million for the nine months ended September 30, 2020 consisted of $0.6 million for slot machine purchases at our Colorado properties; $0.1 million for slot chairs at CTL; $0.6 million for slot machine purchases, $0.2 million in rebranding signage and $1.7 million for player tracking systems and upgrades to the slot accounting systems at our Missouri properties; $0.2 million for surveillance upgrades, $0.5 million for slot machine purchases and $0.2 million for racetrack reconditioning at our West Virginia property; $0.4 million for table game equipment and $0.5 million in building updates at our Edmonton properties; $0.2 million for table game equipment at our Calgary properties; $0.2 million in casino improvements in Poland; $2.7 million in other fixed asset additions at our properties; and the $1.2 million payment related to the working capital adjustment in the Acquisition, offset by a $7.5 million deposit for the sale of Century Casino Calgary.

Net cash provided by financing activities of $4.1 million for the nine months ended September 30, 2020 consisted of $5.2 million in proceeds from borrowings net of principal payments, offset by $0.9 million in deferred financing costs and a $0.2 million distribution to non-controlling interests in CDR.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the nine months ended September 30, 2020. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2020. The repurchase program has no set expiration or termination date.

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

The COVID-19 pandemic has had an adverse effect on results of operations, financial condition and liquidity for the first three quarters of 2020, and we expect the situation will continue to have an adverse effect on results of operations, financial condition and liquidity for the remainder of 2020. The duration and impact of the COVID-19 pandemic remains uncertain. Between March 13, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020, and our North American operations reopened between June 1, 2020 and June 17, 2020. Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operations.

We estimate that the net cash outflows related to operations during the time they were fully suspended were, on average, approximately $8.0 million per month, and that we spent approximately $14.7 million through June 30, 2020 to reopen operations and cover short-term cash needs at the casinos.

We continue to monitor our liquidity in light of the uncertainty resulting from COVID-19. We plan to continue our reduced marketing expenditures for the remainder of 2020 along with reducing operating costs where possible. The majority of our 2020 planned capital expenditure projects remain on hold and will be reevaluated in the first quarter of 2021. In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed $9.95 million on our revolving credit facility (“Revolving Facility”) with Macquarie and $7.4 million on our credit facility with UniCredit. We repaid the Revolving Facility in July 2020 except for a $50,000 letter of credit that we cash collateralized. The Revolving Facility includes a Financial Covenant tested as of the last day of each fiscal quarter in which borrowings under the Revolving Facility as of such day equal or exceed $3.5 million. Due to the COVID-19-related borrowings under the Revolving Facility, we and the lender concluded that we had not been in compliance with the Financial Covenant. As of September 30, 2020, we amended the Macquarie Credit Agreement. Among other things, the amendment waives past noncompliance with the Financial Covenant, suspends further testing of the Financial Covenant until the fiscal quarter ending September 30, 2021, and suspends certain restricted payment baskets until June 30, 2021. We also agreed to extend our cooperation with the syndication of the credit facility until March 30, 2021. See Note 6 for further discussion of the Macquarie credit agreement and the UniCredit credit agreement.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $35.2 million of our total $62.1 million in cash and cash equivalents at September 30, 2020 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2020. There were no repurchases of common stock during the nine months ended September 30, 2020.

Item 6. Exhibits

Exhibit No.	Document
3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
4.1	Form of Indenture – Senior Debt Securities is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed with the SEC on July 7, 2020.
4.2	Form of Indenture – Subordinated Debt Securities is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on July 7, 2020.
10.1

Amendment No. 2 and Waiver to Credit Agreement, dated as of September 30, 2020, among the Company, as borrower, the Company’s subsidiaries party thereto, Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto, is hereby incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 16, 2020.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

P Filed on Paper

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Margaret Stapleton

Chief Financial Officer

Date: November 5, 2020