Form 10-K
period 2020-12-31
CENTURY CASINOS INC /CO/
filed 2021-03-12
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, based upon the closing price of $4.15 for the Common Stock on the Nasdaq Capital Market on that date, was $106,159,594. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 3, 2021, the registrant had 29,575,962 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

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

PART I

Item 1. Business.

As used in this report, the terms “Company,” “we,” “our,” or “us” refer to Century Casinos, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise requires.

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

Overview

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

We began operating land-based casinos in 1996 with the acquisition of our casino in Cripple Creek, Colorado. In 2006, we opened casinos in Central City, Colorado and Alberta, Canada. Between 2010 and 2019, we acquired two additional casinos and developed two Racing and Entertainment Centers (“RECs”) in Alberta, Canada. In 2013, we increased our ownership in Casinos Poland, Ltd., the owner and operator of eight casinos throughout Poland, to a majority 66.6% ownership interest. In December 2019, we completed our largest acquisition to date, adding three properties to our United States (“US”) portfolio, two in Missouri and one in West Virginia (the “Acquisition”).

2020 Business Developments

In March 2020, we temporarily closed all of our casinos, hotels and other facilities to comply with quarantine orders issued by governments to contain the spread of the coronavirus (“COVID-19”) pandemic. Our Polish locations reopened on May 18, 2020 and our North American operations reopened between June 1, 2020 and June 17, 2020. In December 2020, we again temporarily closed our Canadian casinos and RECs and our Poland casinos to comply with quarantines issued by the Alberta and Polish governments to contain the spread of COVID-19. Our Poland casinos reopened February 12, 2021 but our Canadian casinos remain closed.

As discussed further in this report, the temporary closures of all our facilities between March 2020 and June 2020 and additional closures in December 2020 due to COVID-19 negatively impacted our 2020 results. The COVID-19 situation continues to evolve, and it currently appears that the pandemic will adversely impact us at least through the first half of 2021.

In May 2018, we opened Century Casino Bath (“CCB”) in Bath, England. The casino was closed in March 2020 due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that CCB would enter into creditors voluntary liquidation, which occurred in May 2020.

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

On December 1, 2020, we sold the casino operations of Century Casino Calgary. We continue to own the underlying real estate, which we lease to the casino operator, and to operate Century Sports, a sports bar, bowling and entertainment facility located on the property. In December 2020, we began to market the sale of the land and building that we continue to own in Calgary. The sale is expected to occur by the end of 2021. See Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional information about the held for sale assets.

In December 2020, we entered into an agreement with a gaming partner to utilize our license with the state of West Virginia to operate an internet and mobile interactive gaming application. The application is estimated to launch in the second quarter of 2021. The agreement provides for a share of net gaming revenue.

Operations

We view each jurisdiction in which our casinos are located as separate operating segments and each casino within those jurisdictions as reportable units. Except as described below, we aggregate our operating segments into three reportable segments based on the geographical locations in which our casinos operate. We have additional business activities, including our concession, management and consulting agreements and certain other corporate and management operations that we report as Corporate and Other. The following are our reportable segments:

•United States

•Canada

•Poland

•Corporate and Other

The general characteristics of our properties, including machine and table counts at our casinos, are provided in Part I, Item 2. Properties.

United States

Colorado –

Century Casino & Hotel – Central City, Colorado (“CTL” or “Central City”). Central City is located approximately 35 miles west of Denver. CTL is located at the end of the Central City Parkway, an eight mile four-lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. In addition to the casino, the facility has 26 hotel rooms, a bar, two restaurants and a 500-space on-site covered parking garage.

Century Casino & Hotel – Cripple Creek, Colorado (“CRC” or “Cripple Creek”). The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado. In addition to the casino, the facility has 21 hotel rooms, two bars, a restaurant and 271 surface parking spaces neighboring the casino.

West Virginia –

Mountaineer Casino, Racetrack & Resort – New Cumberland, West Virginia (“MTR” or “Mountaineer”). Mountaineer is located on the Ohio River bank at the northern tip of West Virginia’s northwestern panhandle approximately 30 miles from the Pittsburgh International Airport and a one hour drive from downtown Pittsburgh. In addition to the casino, Mountaineer has a racetrack that holds live thoroughbred races from April to December. The facility also has on-site pari-mutuel wagering, 357 hotel rooms, five dining venues, a golf course and 5,248 surface parking spaces neighboring the casino. Sports betting also is available through the Mountaineer casino.

Missouri –

Century Casino Cape Girardeau – Cape Girardeau, Missouri (“CCG” or “Cape Girardeau”). Cape Girardeau is located along the Mississippi River three and a half miles from Interstate 55 in southeast Missouri, approximately 120 miles south of St. Louis, Missouri. In addition to the casino, the facility has three dining venues, a pavilion and entertainment center and 1,088 surface parking spaces neighboring the casino.

Century Casino Caruthersville – Caruthersville, Missouri (“CCV” or “Caruthersville”). Caruthersville is located in southeast Missouri on the Mississippi River approximately 95 miles north of Memphis, Tennessee. In addition to the casino, the facility has two dining venues, a 40,000 square foot pavilion, a 27 space RV park and 856 surface parking spaces neighboring the casino.

Canada

Edmonton –

Century Casino & Hotel – Edmonton, Alberta, Canada (“CRA” or “Edmonton”). CRA is located in Edmonton, the capital of the province of Alberta. In addition to the casino, the facility has an off-track betting parlor, 26 hotel rooms, a 10,700 square foot showroom that can seat approximately 500 customers, a 3,000 square foot showroom that can seat approximately 200 customers, where we host Yuk Yuks Comedy Club comedic performances, two restaurants, three bars, 600 surface parking spaces and a complimentary underground heated parking garage with 300 additional spaces.

Century Casino St. Albert – Edmonton, Alberta, Canada (“CSA” or “St. Albert”). St. Albert is located 13 miles from CRA. In addition to the casino, the facility has an off-track betting parlor, a restaurant, a bar, a lounge, a banquet facility and 585 surface parking spaces.

Century Mile Racetrack and Casino – Edmonton, Alberta, Canada (“CMR” or “Century Mile”). Century Mile is a one-mile horse racetrack and a multi-level REC located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. In addition to the casino, the REC has a restaurant, two bars, two delis and an off-track betting parlor. Century Mile holds a minimum of 100 racing days per year. CMR operates the northern Alberta pari-mutuel network under which CMR provides pari-mutuel content and live video to 20 off-track betting parlors throughout northern Alberta and has agreements with over 90 racetracks world-wide to broadcast races through the off-track betting network. The off-track betting parlors include the parlors at Century Mile, CRA and CSA.

Calgary –

Century Downs Racetrack and Casino – Calgary, Alberta, Canada (“CDR” or “Century Downs”). Our subsidiary Century Resorts Management GmbH (“CRM”) owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino, which in turn owns and operates a REC. The REC is in Calgary, the largest city in the province of Alberta, 4.5 miles from the Calgary International Airport. In addition to the casino and racetrack, the REC has a bar, a lounge, a restaurant facility, an off-track betting parlor, an entertainment area and 700 surface parking spaces. CDR holds a minimum of 100 racing days per year. CDR is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

Century Sports – Calgary, Alberta, Canada (“CAL” or “Calgary”). On December 1, 2020, we sold the casino operations of Century Casino Calgary. We continue to own the underlying real estate, which we lease to the casino operator, and to operate Century Sports, a sports bar, bowling and entertainment facility located on the property that includes a 30-lane bowling alley and 18-hole miniature golf course. In December 2020, we began to market the sale of the land and building that we continue to own in Calgary. The sale is expected to occur by the end of 2021. See Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional information about the held for sale assets.

Century Bets! Inc. – Calgary, Alberta, Canada (“CBS” or “Century Bets”). CBS operates the southern Alberta pari-mutuel network consisting of the sourcing of common pool pari-mutuel wagering content for racetracks throughout North America and world-wide. CBS provides pari-mutuel wagering content and live video to 12 off-track betting parlors throughout southern Alberta, including the parlor at CDR, and has agreements with over 90 racetracks world-wide to broadcast races through the off-track betting network.

Poland

Casinos Poland – Poland (“CPL” or “Casinos Poland”). CPL has been in operation since 1989 and currently is the owner and operator of eight casinos throughout Poland. We consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest.

We were in preliminary discussions with Totalizator Sportowy, Poland’s state-run gambling operator, regarding a potential sale of our interest in Casinos Poland; however, the discussions have been suspended and may not resume.

Corporate and Other

Cruise Ships. We have concession agreements with TUI Cruises to operate four ship-based casinos. The ships are currently not operating due to COVID-19.

Mendoza Central Entretenimientos S.A. (“MCE”). Our subsidiary CRM owns 7.5% of the shares of MCE. MCE has an exclusive agreement with the Instituto Provincial de Juegos y Casinos (“IPJC”) to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. MCE leases slot machines to Casino de Mendoza. In addition, CRM and MCE have entered into a consulting services agreement pursuant to which CRM provides advice on casino matters and receives a service fee. See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Terminated Projects

Century Casino Bath. In March 2020, Century Casino Bath was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that CCB would enter into creditors voluntary liquidation and control of CCB was relinquished. CCB entered creditors voluntary liquidation in May 2020 and was deconsolidated as a subsidiary. See Note 1 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Golden Hospitality Limited (“GHL”) and Minh Chau Ltd. (“MCL”). In April 2018, our subsidiary CRM entered into a Shareholder’s Agreement with GHL and GHL’s shareholders, pursuant to which CRM purchased a 51% ownership interest in GHL. The remaining 49% of GHL was owned by unaffiliated shareholders. As of May 2019, GHL owned approximately 9.21% of MCL, which owns a small hotel and entertainment and gaming club in Vietnam. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019. The sale of our equity interest in GHL also ended our equity interest in MCL. See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Additional Projects and Other Developments

We currently are exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether. For more information on these and other risks related to our business, see Item 1A, “Risk Factors” below.

Capital Needs, Uses and Cash Flow

As a gaming company, our operating results are highly dependent on the volume of customers at our casinos and customer spending. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing.

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

United States

Colorado – Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado, and are located in historic mining towns dating back to the late 1800’s that have developed into tourist attractions. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 56% of the total gaming devices in Colorado and approximately 72% of total gaming revenue in Colorado in 2020. Central City and Black Hawk are located approximately one mile apart and compete with one another for market share. As a result, we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. In November 2020, Colorado voters passed a constitutional amendment to allow Cripple Creek, Black Hawk and Central City to increase or remove betting limits and approve new casino games. Elected officials in all three cities approved no limits on single bets at the casinos and new games to begin in May 2021. The changes are expected to encourage gamblers who might otherwise travel to destination casinos to gamble in local Colorado casinos. Sports wagering in Colorado became legal on May 1, 2020. We have partnered with sports betting operators that will conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020.

Our marketing objective for the casinos in Colorado is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of channels including radio, billboard, print and social media. Cripple Creek currently has 12 casinos operating, and there are currently six and 15 casinos operating in Central City and Black Hawk, respectively. There are competitors in each city that offer covered parking and more hotel rooms, which may negatively impact our Colorado casinos, particularly during inclement weather and the peak tourist season.

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

Missouri – Cape Girardeau and Caruthersville have competitors in Missouri, Tennessee, Arkansas, Illinois and Kentucky. The distance between our Cape Girardeau and Caruthersville properties is 85 miles. We do not believe that our properties compete against one another for customers. We market these casinos as the premier providers of personal service. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of channels including radio, billboard, print and social media. Cape Girardeau includes an event center and draws customers mostly from within a 50-mile radius from the property. The two closest competitors to Cape Girardeau are 60 miles and 85 miles away. A potential casino in southern Illinois approximately 56 miles from Cape Girardeau, which we expect to open in 2022, could increase competition at our Cape Girardeau casino. Caruthersville includes a 40,000 square foot pavilion and a 27-space RV park. The two closest competitors to Caruthersville are 85 and 90 miles away.

Canada

Edmonton – CRA, St. Albert and Century Mile have five competitors, all casinos, in the Edmonton market. The distance between CRA and CSA is approximately 13 miles, and CMR is approximately 30 miles from each of CRA and CSA. We do not believe that our properties compete against one another for customers. Our main marketing activities for these properties focus on casino branding, promoting the racetrack, the player’s club program and promotions made through various marketing channels such as print, mail and social media. CRA is one of two casinos in the city of Edmonton that have both a hotel and showrooms. The property’s showrooms allow us to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. In addition, the property is the only casino in the Edmonton market to offer a heated and complimentary parking garage. CRA’s closest competitor is located approximately five miles away. St. Albert includes a small concert and event venue. St. Albert’s closest competitor is located approximately five miles away. Century Mile is the only REC in the Edmonton area. Unique to this property is an 8.0 furlong (1.0 mile) horse racetrack. Century Mile’s closest competitor is located approximately 17 miles away.

Calgary - Century Downs has seven competitors (two of which have a combination of hotel and casino) in the Calgary market. Unique to this property is a 5.5 furlong (0.7 mile) horse racetrack. Our casino is one of three casinos in the market with an off-track betting parlor. Using numerous forms of media, such as radio, television and billboards, we concentrate our marketing on the casino floor, the players’ club and racetrack. This property is located one mile north of the city limits of Calgary, one mile from the CrossIron Mills Mall and 4.5 miles from the Calgary International Airport with the closest competition located approximately 13 miles away.

Pari-mutuel networks – Century Mile and Century Bets are the exclusive operators of the northern and southern Alberta pari-mutuel networks, respectively. In addition to permitting customers to place wagers at off-track betting locations, the networks offer advance deposit wagering for online wagering.

Loyalty program – Our casinos in Alberta participate in the Winner’s Edge, an Alberta-wide casino loyalty program implemented by the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”). Players who sign up for the program can earn points that can be redeemed for free play, take part in monthly contests and receive discounts on food in casino restaurants. Our casinos offer Winner’s Edge in addition to our own loyalty program.

Online gaming – The AGLC launched an online gaming website, “Play Now”, on October 1, 2020. The website competes primarily with unregulated online gaming websites that are currently available to Alberta residents. We have not experienced a negative impact to our results of operations in Canada from online gaming; however, increased competition from online gaming could occur and adversely affect our results of operations in Alberta in the future.

Poland

There are 52 casino licenses available throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. CPL relies on the locations of its casinos, which are primarily in hotels in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, five other casinos in the Warsaw district compete with our three casinos operating in Warsaw. The Polish Minister of Finance does not disclose individual casino data. Changes to the Polish gaming law that went into effect in April 2017 legalize online gaming and reintroduce slot arcades through a state-run company. Slot arcades began operating in June 2018 and online gaming began in December 2018. We have not experienced a negative impact to our results of operations in Poland from slot arcades or online gaming; however, increased competition from slot arcades that are located in the cities in which our casinos are located as well as online gaming could occur and adversely affect our results of operations in the future.

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

Statutes and regulations can require us to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, chips, gaming participants, and ownership interests. Civil and criminal penalties, including shutdowns or the loss of our ability to operate gaming facilities in a particular jurisdiction, can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of the state or local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions in which we may do business. Management believes that we are in compliance with all applicable gaming and non-gaming regulations. A detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this report, which is incorporated herein by reference.

Other Regulations

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

Employees and Human Capital

Employees – As of December 31, 2020, we had approximately 2,076 full-time employees and 178 part-time employees. Approximately 261 full-time employees and 254 part-time employees in Canada are furloughed due to temporary casino closures and are not included in the employee count as of December 31, 2020. During busier months, a casino may supplement its permanent staff with seasonal employees. Approximately 229 employees at our CPL casinos in Poland and 48 employees at Mountaineer belong to trade unions. The trade unions in Poland do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees at CPL require approval of the unions. The trade unions at Mountaineer have collective bargaining agreements with Mountaineer.

Human Capital – Our company is led by two gaming industry professionals with a combined industry experience of more than 75 years. Due to extensive industry experience, the team’s diversity of experience gives us the ability to tailor our gaming-based entertainment developments and operations to the unique needs and circumstances of each specific location. We are aware that much of our success is based on our employees’ combined talents, skills and ideas. As an international casino entertainment company, we cater to very different markets with different customer expectations. In order to meet these expectations, we strive to build a workforce that is as diversified as our customers. Information regarding our workforce diversity, including furloughed employees in Canada, can be found below:

	By Region		Management Team
	Male	Female	Male	Female
Company-wide	50%	50%	64%	36%
United States	53%	47%	65%	35%
Canada	46%	54%	64%	36%
Poland	48%	52%	60%	40%
Corporate and Other	44%	56%	62%	38%

Focusing on employee development and creating a positive work environment is one of our main priorities. We have training and development programs to provide our employees with the opportunity to succeed and thrive at our company. We seek to provide upward and lateral movement to employees at all locations. In Missouri, for example, we have an Upward Mobility Program to provide front-line employees with information on how they can develop their leadership skills and be prepared to step into a leadership role. This program makes training and educational opportunities available to enhance qualification and permit progress into other career fields through mentorships.

As a company, we strive to be community leaders and to add value through our products, services, social responsibility and sharing of our financial and human resources to achieve a positive impact on our employees, their families and our fellow citizens. We have committed to supporting the local communities with their requests and needs in an effort to improve the lives of people in these communities. We seek to disburse contributions fairly among several charitable and non-profit organizations. Our management is confident that through working with charitable and non-profit organizations we are able to make a positive difference to the lives of people living in the communities in which we have operations. Examples of initiatives include:

•donation boxes on the casino floor;

•Jeans Days which raises cash donations for select charities;

•volunteer events for employees including Relay for Life, Race for the Cure, Polar Bear Plunge, Make a Wish and Adopt a Highway;

•fundraising drives to local food banks, hospitals and other community partnerships;

•event sponsorships and charity events;

•and, unique to Alberta, Canada, the charitable gaming model in which charitable organizations are licensed to conduct and manage casino events at our casinos.

Information about our Executive Officers

Name	Age	Position Held
Erwin Haitzmann	67	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	58	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	59	Chief Financial Officer and Corporate Secretary
Timothy Wright	50	Chief Accounting Officer and Corporate Controller
Andreas Terler	51	Managing Director of Century Resorts Management GmbH, Senior Vice President, Operations – Missouri and West Virginia and Chief Information Officer
Nikolaus Strohriegel	51	Managing Director of Century Resorts Management GmbH and Senior Vice President, Operations - Europe
Geoff Smith	50	Senior Vice President, Operations - Alberta

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

COVID-19 Risks

The COVID-19 pandemic has had and is expected to continue to have an adverse effect on our business, operations, financial condition, operating results and liquidity, and the ultimate outcome of the pandemic is uncertain.

In late 2019, an outbreak of a new strain of coronavirus, COVID-19, was identified in China and has since spread rapidly around the world as a pandemic, prompting aggressive actions by local, state, federal and provincial governments in the US, Canada and elsewhere to control the spread of the coronavirus. COVID-19 has significantly affected virtually all facets of the United States and global economies and continues, with new, potentially more virulent strains emerging. This outbreak and the actions taken in response to this public health epidemic, pose the risk that we or our employees, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Restrictions on travel, quarantines and other measures imposed in response to the COVID-19 pandemic, as well as ongoing concern regarding the virus’ potential impact, have had and will likely continue to have a negative effect on economies and financial markets, including supply chain shortages and additional business disruptions. We were required to temporarily close our casinos, hotels and other facilities to comply with quarantine orders issued by governments to contain the spread of COVID-19 and may be required to temporarily close these facilities in the future. Our Canadian and Polish casinos were required to close for a second time in December 2020. Our Poland casinos reopened in February 2021, but our Canadian casinos have not yet reopened. In addition, some locations are operating with limited operating hours, limited number of gaming positions or continued closures of restaurants and other facilities or amenities, requirements to wear face masks, including the potential to require guests to wear face masks, increased frequency of disinfecting surfaces and other measures to account for varying levels of demand. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information on the impact of closures on our financial results.

The COVID-19 pandemic has significantly increased demand uncertainty. Although our properties other than Canada are again operating, some customers may choose for a period of time not to visit our properties as a result of continuing concerns related to COVID-19, which could lead to lower attendance and further disruptions in our business and results of operations. Governmental officials may impose restrictions on travel or introduce additional social distancing measures. If the coronavirus continues to spread in the United States or in other jurisdictions in which we operate, or the virus recurs, we may elect on a voluntary basis to again close certain of our properties or portions thereof, or governmental officials may order additional closures, impose further restrictions on travel or introduce additional social distancing measures. The current and future impact of the COVID-19 pandemic, including its effect on the ability and desire of people to visit our properties, is expected to continue to impact our results, operations, outlooks, plans, goals, growth cash flows and liquidity. The extent of the effects of the outbreak on our business and the casino industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, future recurrences of the outbreak, the availability and effectiveness of COVID-19 vaccines, and the length of time it takes for normal economic and operating conditions to resume, if at all.

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

Business Environment and Competition Risks

General economic conditions affecting discretionary consumer spending may have an adverse impact on our business, financial condition or results of operations.

Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. The current outbreak and continued spread of COVID-19 has created economic uncertainty and could cause a global recession. Adverse changes in the economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from business shutdowns and associated mass layoffs by businesses, and the adoption of social distancing and other policies to slow or control the spread of the virus, have had and are likely to continue to have a negative impact on demand for casinos, including ours, and these impacts could exist for an extensive period of time. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future economic landscape, have at times had a negative effect on consumers’ discretionary income and consumer confidence, and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown or deterioration in the economy, could adversely affect the frequency with which customers choose to visit our properties and the amount that our customers spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our customers. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth and expansion through development of gaming operations in existing or new markets, through acquiring other gaming facilities, through redeveloping our existing gaming facilities, and through joint ventures in new markets. We cannot be sure that we will be able to identify attractive acquisition opportunities or that we will experience the return on investment that we expect. Acquisitions require significant management attention and resources to integrate new properties, businesses and operations. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, into our existing operations without substantial costs, delays or other problems. Our acquisitions, including the recent Acquisition of Mountaineer, Cape Girardeau and Caruthersville (the “Acquired Casinos”), and new developments may not generate revenue that will be sufficient to pay related expenses, or, even if such revenue is sufficient to pay related expenses, the acquisitions and new developments may not yield an adequate return or any return on our significant investments. In addition, generating returns on acquisitions, including the Acquisition, and new investments may take significantly longer than we expect and may negatively impact our operating results and financial condition.

We may not be successful in obtaining the rights to develop new casino properties, and as a result, we may incur significant costs for which we will receive no return. Even if we are successful in obtaining the rights to develop such casino properties, commencing operations at new casino projects may require substantial development capital. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties from construction delays and cost overruns, in obtaining liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters.

In addition, acquisitions require significant management attention and resources to integrate new properties, businesses and operations. Potential difficulties we may encounter as part of the integration process include:

•the inability to successfully integrate acquired assets in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the acquired operations;

•complexities associated with managing the combined business, including difficulties addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of the company in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•potential unknown liabilities and unforeseen increased expenses associated with acquired operations;

•diversion of the attention of our management;

•the disruption of, or the loss of momentum in, our ongoing businesses; and

•inconsistencies in standards, controls, procedures and policies;

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits, or could reduce our earnings or otherwise adversely affect our business and financial results.

We may pursue gaming opportunities that would require us to obtain a gaming license. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, legal fees and other associated preparation costs. Moreover, if we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to find industry partners that are licensable, but cannot assure that such partners will, in fact, be licensable. Certain licenses include competitive situations where, even if we and our industry partners are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult. If any of our gaming license applications are denied or we are otherwise unable to complete a project, we may have to write off costs related to our investment in such application processes, which could be significant. In addition, our ability to attract and retain competent management and employees for any new location is critical to our success. One or more of these risks may result in any new gaming opportunity not being successful. If we are not able to successfully commence operations at these properties, our results of operations may be adversely affected.

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

We face intense competition from other casinos in jurisdictions in which we operate and from casinos in neighboring jurisdictions. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs and other marketing efforts. For example, for CRA, we emphasize the casino’s showroom, complimentary heated parking, players’ club program, and superior service. These marketing efforts may not be successful, which could hurt our competitive position.

The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability. We are particularly vulnerable to competition in our markets due to the large number of competitors in those markets. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. For example, a potential casino in southern Illinois could increase competition at our Cape Girardeau casino, and gaming facilities in Ohio that have commenced operations in recent years present significant competition for Mountaineer.

Changes to gaming laws in countries or states in which we have operations and in states near our operations could increase competition and could adversely affect our operations. Any such expansion of legalized gaming could adversely impact our properties. Changes to the Colorado gaming law that allows for increased betting limits and expanded table game variety will go into effect in May 2021. It is unclear what impact these changes will have on our Colorado casinos or the Colorado market, but they could be material.

Other potential changes in gaming laws in jurisdictions in which we have operations include:

•In Missouri, a sports betting bill would allow Class B gaming licensees and daily fantasy sports licensees to conduct sports wagering including on mobile devices so long as such devices are located within the state of Missouri. This bill is in the early stages of the law-making process and subject to significant changes in proposed statutory language prior to enactment.

•In Missouri, a video lottery terminal bill would allow the state lottery to operate video gaming terminals, similar to slot machines, at various locations distributed across the state including bars, restaurants, veterans and fraternal organizations and convenience stores throughout the state. This bill is in the early stages of the law-making process and subject to significant changes in proposed statutory language prior to enactment.

•In Canada, a sports betting bill would remove the national prohibition on single-game sports betting and allow the Canadian provinces to regulate the industry. The bill needs to undergo a final review prior to enactment.

It is unclear what impact these changes will have on our casinos in these markets, but they could be material.

Capital expenditures, such as those for new gaming equipment, room refurbishments and amenity upgrades may be necessary from time to time to preserve the competitiveness of our properties. If we are not successful in making these improvements, our facilities may be less attractive to our visitors than those of our competitors, which could have a negative impact on our business.

Credit and Liquidity Risks

Our obligations under our indebtedness and our Master Lease are significant. We may not be able to generate sufficient cash to service all of our indebtedness and pay rent under the Master Lease and may be forced to take other actions to satisfy our obligations under our indebtedness and Master Lease, which may not be successful.

All of our $193.8 million face value debt outstanding as of December 31, 2020 is variable rate debt. Each one percentage point change associated with the variable rate debt would result in an estimated $0.7 million change to our annual cash interest expenses. In connection with the Acquisition, we entered into a triple net lease agreement (the “Master Lease”) with VICI Properties Inc. (“VICI PropCo”) subsidiaries to lease the real estate assets of the Acquired Casinos. Our scheduled 2021 rent payments under the Master Lease are approximately $23.1 million. Our rent payments are subject to annual escalation. See Notes 7 and 8 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our long-term debt and Master Lease.

These financial obligations could:

•limit our ability to satisfy our obligations;

•limit our ability to obtain additional indebtedness or financing to fund working capital requirements, capital expenditures, debt service, acquisitions, general corporate or other obligations;

•limit our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on our outstanding debt;

•expose us to interest rate risk due to the variable interest rate on borrowings under our credit agreements;

•place us at a competitive disadvantage compared to competitors that have less debt;

•subject us to restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments;

•cause our failure to comply with financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under such indebtedness and which, if not cured or waived, could have a material adverse effect on us;

•increase our vulnerability to general adverse economic and industry changes;

•limit our flexibility in planning for, or reacting to, changes in our businesses, changing market conditions, changes in our industry and economic downturns; and

•affect our ability to renew gaming and other licenses necessary to conduct our business.

We have been required to make rent payments under the Master Lease during 2020 even during the temporary closures of the casinos covered by the Master Lease. In addition, the Master Lease requires us to make specific minimum investments in capital expenditures and, subject to certain caps, the rent escalations under the Master Lease will continue to apply regardless of the cash flows generated by the properties subject to the Master Lease and the obligations guaranteed by us. Further, if our properties subject to the Master Lease are impacted by a casualty event, the Master Lease requires us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under the Master Lease is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay rent under the Master Lease and the principal, premium, if any, and interest on our indebtedness.

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

Our RECs and racetracks in Calgary and Edmonton are located on leased parcels of land, and our casinos in Poland are located within leased building spaces. If we were to default on any one or more of the leases or if we are unable to secure renewal terms for these locations, the lessors could terminate the affected leases and we could lose possession of the land or building and any improvements on the land and buildings, including the RECs that we have built in Canada. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate the affected facilities.

We lease the land and buildings for our casinos in Missouri and West Virginia under a “triple-net” Master Lease. Accordingly, in addition to rent, we are required to pay, among other things, the following: (1) facility maintenance costs; (2) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring these costs notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the lessor as the owner of the associated facilities. In addition, we remain obligated for lease payments and other obligations under the Master Lease even if one or more of such leased facilities is not operating or is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities, including lease termination costs, impairment charges and other charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

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

Legal, Regulatory and Compliance Risks

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could harm our business, and potential changes in the regulatory environment may adversely impact us.

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and in North America we must have the suitability of certain of our directors, officers and employees approved. We are scheduled for renewals for our casino licenses in Colorado, West Virginia and Missouri in 2021. A detailed description of the regulations to which we are subject, including the timing of license renewals for our properties, is contained in Exhibit 99.1 to this report, which is incorporated herein by reference. Failure to obtain license renewals would have an adverse effect on us.

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

We depend on agreements with our horsemen and pari-mutuel clerks. Failure to renew or modify agreements on satisfactory terms could materially affect our financial position and results of operations.

In the US, the Federal Interstate Horseracing Act of 1978, as amended (“FIHA”), and state law in West Virginia require that, in order to simulcast races, we have certain agreements with the horse owners and trainers at our racetrack. In addition, West Virginia requires applicants seeking to renew their gaming license to demonstrate they have an agreement regarding the proceeds of the gaming machines with a representative of a majority of (i) the horse owners and trainers, (ii) the pari-mutuel clerks, and (iii) the horse breeders. If we fail to present evidence of an agreement with horsemen at a track, we may not be permitted to conduct live racing and to export and import simulcasting at that track and through off-track wagering, and our video lottery license may not be renewed. In addition, our annual simulcast export agreements are subject to horsemen’s approval under the FIHA. Simulcast import and export agreements require horsemen approval per West Virginia law.

In Canada, the Pari-Mutuel Betting Supervision Regulations require that in order to conduct pari-mutuel betting we have certain agreements with approved horsepersons addressing the sharing of revenues. If we fail to present evidence of an agreement with approved horsepersons, we may not be permitted to conduct live racing, export simulcasting and teletheatre wagering. If we are unable to conduct live racing, our license to operate a REC may not be renewed.

If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our financial position, results of operations and cash flows.

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

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, provincial and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. A detailed description of the gaming taxes and fees to which we are subject is contained in Exhibit 99.1 to this report, which is incorporated herein by reference. In addition, negative economic conditions could intensify the efforts of federal, state, provincial and local governments to raise revenue through increases in gaming taxes or introduction of additional gaming opportunities, which could adversely affect our results of operations and cash flows.

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.

A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and US regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the US Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and US Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

Operational Risks

Our financial condition and results of operations may be adversely affected by the occurrence of severe weather, natural or man-made disasters and other catastrophic events, including war, terrorism and other acts of violence, and disease, such as the current COVID-19 pandemic.

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

An outbreak of a contagious disease, such as the current COVID-19 pandemic or any similar illness, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if an outbreak were to occur in or near the areas in which we operate. Negative impacts on the economy, travel restrictions and other restrictions by local or federal governments in the areas in which we operate could result in consumers reducing travel and leisure expenditures, including visits to our casinos. Our operating costs may increase due to additional health and safety requirements, we may experience disruptions due to employee illness, and we could be forced to close our locations for a period of time. As a result of the actions taken by the US government, our management located in Europe may be unable to travel to the US. We cannot predict the extent to which future outbreaks of a contagious disease will directly or indirectly affect our business and operating results, but the impact could be material.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

We derive our revenue principally from operations located on two continents. Our management is located in North America and Europe, and our worldwide operations pose risks to our business, especially for a smaller company such as ours. Risks associated with international operations include:

•different time zones;

•culture, management and language differences;

•fluctuations in foreign currency exchange rates;

•changes in laws and policies that govern our foreign operations;

•possible failure to comply with anti-bribery laws such as the US FCPA and similar anti-bribery laws in other jurisdictions;

•difficulty in establishing staffing and managing non-United States operations;

•different labor regulations;

•changes in environmental, health and safety laws;

•potentially negative consequences from changes in or interpretations of tax laws;

•political instability and actual or anticipated military or political conflicts;

•economic instability and inflation, recession or interest rate fluctuations; and

•uncertainties regarding judicial systems and procedures.

These factors make it more challenging to manage and administer a globally-dispersed business and, as a result, we must devote greater resources to operating under several regulatory and legislative regimes (See “Governmental Regulation and Licensing” in Item 1, “Business” of this report). This business model also increases our costs.

The evolution of the slot machine manufacturing industry could impose additional costs on us.

The majority of our revenue is generated from slot machines operated at our gaming facilities. In order to remain competitive, we seek to offer the most popular and up-to-date slot machine games to our customers. In recent years, slot machine manufacturers have frequently required new slot machines to be leased through participation arrangements instead of selling the machines. Participation arrangements typically require payments based on a percentage of coin-in or net win. Generally, a participation arrangement is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may be forced to purchase new slot machines or enter into participation lease arrangements that are more expensive than costs associated with continuing to operate our existing slot machines. If the newer slot machines do not result in sufficient incremental revenue to offset the increased investment and costs, it may negatively impact our operating results.

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

Our reputation and business may be harmed by cybersecurity breaches, and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers', our business partners' or our own information or other breaches of our information security.

We make use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information, including credit card numbers and other personally identifiable information for marketing and promotional purposes, is a critical element of our operations. Our collection and use of personal data are governed by state and federal privacy laws as well as the applicable laws of the countries in which we operate. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, the European Union adopted the General Data Protection Regulation, which became effective in May 2018, that changed companies’ operational and compliance requirements and included significant penalties for non-compliance. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to market our products, properties and services to our guests.

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

Human Capital Risks

The loss of key personnel could have a material adverse effect on us.

We are highly dependent on the services of Erwin Haitzmann and Peter Hoetzinger, our founders and Co-Chief Executive Officers, and other members of our senior management team. The employment agreements with Erwin Haitzmann and Peter Hoetzinger provide that, under some circumstances, the departure of one executive could allow the other to leave for cause. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition, and results of operations may be harmed by work stoppages and other labor issues.

There are 229 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL but changes in pay for union employees at CPL require approval from the trade unions. In the United States, there are 48 employees at our West Virginia casino who belong to unions. A lengthy strike or other work stoppage at our casino properties with unions could have an adverse effect on our business and results of operations. Our other employees in the US and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations. In addition, changes to labor laws or prevailing market conditions could lead to increased labor costs that could have an adverse impact on our profitability.

Common Stock and Stockholder Risks

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

Gaming authorities in the US and Canada generally can require that any beneficial owner of our common stock and other securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability, and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

General Risk Factors

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

From time to time, we are defendants in various lawsuits and gaming regulatory proceedings relating to matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations. We have open tax audits currently in litigation with the Polish Internal Revenue Service (“Polish IRS”), as described further in Note 17 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report. Additional tax obligations as a result of the tax audits by the Polish IRS could adversely affect our financial position.

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

We have $681 million of tangible and intangible assets, including $11 million of goodwill, $32 million in casino licenses, $4 million in trademarks and $519 million in property and equipment as of December 31, 2020. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. In 2020, we impaired $35.1 million related to goodwill and other intangible assets, including our MCE cost investment, due to the impact from COVID-19. See Notes 4 and 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our goodwill and other intangible assets.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities at each of our casinos as of December 31, 2020:

Summary of Property Information

Segment/Property	Year Opened / Acquired	Approximate Casino Square Footage	Acreage	Slot / Electronic Gaming Machines (#) (1)	Video Lottery Terminals (#) (1)	Tables (#) (1)	Racetrack (#)
United States
Colorado
Century Casino & Hotel - Central City	2006	22,640	1.3	462	—	7	—
Century Casino & Hotel - Cripple Creek	1996	19,610	3.5	431	—	6	—
West Virginia
Mountaineer Casino, Racetrack & Resort (2)	2019	72,380	214.8	1,127	—	34	1
Missouri
Century Casino Cape Girardeau (2)	2019	41,530	19.1	844	—	23	—
Century Casino Caruthersville (2)	2019	21,000	38.2	523	—	9	—
Subtotal		177,160	276.9	3,387	—	79	1
Canada
Edmonton
Century Casino & Hotel - Edmonton	2006	32,960	6.0	813	30	22	—
Century Casino St. Albert	2016	12,970	7.1	408	24	10	—
Century Mile Racetrack and Casino (3)	2019	19,480	100.0	590	14	—	1
Calgary
Century Downs Racetrack and Casino (4)	2015	25,500	57.3	661	10	—	1
Century Sports	2010	—	8.0	—	—	—	—
Century Bets! Inc. (5)	2015	—	—	—	—	—	—
Subtotal		90,910	178.4	2,472	78	32	2
Poland
Casinos Poland (6)	2007	85,560	—	526	—	119	—
Subtotal		85,560	—	526	—	119	—
Corporate Other
Cruise Ships (total of 4) (7)	N/A	11,900	—	68	—	4	—
Mendoza Central Entretenimientos S.A. (8)	2014	23,000	—	600	—	—	—
Subtotal		34,900	—	668	—	4	—
Total		388,530	455.3	7,053	78	234	3

(1)Machine and table counts are reported as the total number of machines as of December 31, 2020. Active machines and tables may differ due to operating restrictions related to COVID-19.

(2)The land, buildings and riverboat (as applicable) at these properties are leased under the Master Lease. For more information see “Master Lease” below.

(3)Century Mile runs the pari-mutuel network in northern Alberta. The off-track betting parlors are located throughout northern Alberta and include the parlors at Century Mile, Century Casino & Hotel – Edmonton and Century Casino St. Albert. The land on which the REC and racetrack are located is leased.

(4)The land on which the REC and racetrack are located was sold by CDR to 1685258 Alberta Ltd. (“Rosebridge”) prior to our acquisition of our ownership interest in CDR. CDR leases from Rosebridge the 57.3 acres on which the REC and racetrack are located.

(5)Century Bets! Inc. runs the pari-mutuel network in southern Alberta. The off-track betting parlors are located throughout southern Alberta, including in Century Downs Racetrack and Casino.

(6)As of December 31, 2020, Casinos Poland owned eight separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Additional Property Information” below.

(7)Operated under concession agreements. We do not own the ships on which our casinos operate. For additional information about these ships, see “Additional Property Information” below.

(8)Operated under a consulting services agreement. We do not own the building in which the casino operates.

Additional Property Information

As of December 31, 2020, our subsidiaries are pledged as collateral for our obligations under our credit facility (“Macquarie Credit Agreement”) with Macquarie Capital (“Macquarie”). As of December 31, 2020, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland was used to secure a bank guarantee with mBank. See Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Century Sports – In addition to the property described above, we lease approximately 13,049 square feet of land at our property in Calgary for additional parking.

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

Poland – The following table summarizes information about CPL’s casinos as of December 31, 2020.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	July 2024	70	37
Warsaw	Hilton Hotel	September 2022	70	26
Warsaw	LIM Center	June 2025	63	4
Bielsko-Biala	Hotel President	October 2023	48	5
Katowice	Park Inn by Radisson	October 2023	70	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	18
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	65	10

Cruise Ships – The following table summarizes information about the ship-based casinos for which we had concession agreements as of December 31, 2020.

Cruise Line	Ship	Concession Agreement End Date	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff Herz	June 2022 (1)	17	1
TUI Cruises	Mein Schiff 4	May 2021	17	1
TUI Cruises	Mein Schiff 5	May 2021	17	1
TUI Cruises	Mein Schiff 6	May 2021	17	1

(1)Estimated - The ship is scheduled to be sold to a different cruise line no earlier than the second quarter of 2022.

Master Lease

Mountaineer, Cape Girardeau and Caruthersville are subject to the Master Lease. The Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The scheduled 2021 rent payments under the Master Lease are approximately $23.1 million. The rent payments are subject to annual escalations during the lease term. The Master Lease has an initial term of 15 years with no purchase option. At our option, the Master Lease may be extended for up to four five year renewal terms beyond the initial 15 year term. The renewal terms are effective as to all, but not less than all, of the properties then subject to the Master Lease. We do not have the ability to terminate our obligations under the Master Lease prior to its expiration without the lessor’s consent.

The Master Lease has a triple-net structure, which requires us to pay substantially all costs associated with the Acquired Casino properties, including real estate taxes, insurance, utilities, maintenance and operational costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. Our parent company has provided a guarantee of our subsidiaries’ obligations under the Master Lease. For additional information regarding the Master Lease, see Note 8 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Item 3. Legal Proceedings.

We are not a party to any pending litigation that, in management’s opinion, could have a material effect on our financial position or results of operations except as disclosed in Note 17 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the Nasdaq Capital Market under the symbol “CNTY”.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2015 through December 31, 2020, and compares it to the cumulative total return on the Nasdaq and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2015, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/15	12/16	12/17	12/18	12/19	12/20
CNTY	100.00	105.78	117.35	94.99	99.87	82.13
Nasdaq	100.00	107.50	137.86	132.51	179.19	257.38
Dow Jones US Gambling Index	100.00	124.20	169.03	113.85	163.20	144.51

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 3, 2021, we had 143 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2020 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2020.

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

	For the year ended December 31,
Amounts in thousands, except for share information	2020 (1)	2019 (2)	2018 (3)	2017 (4)	2016 (5)
Results of Operations:
Net operating revenue	$304,268	$218,227	$168,938	$154,069	$139,234
Impairment - intangible and tangible assets	(35,121)	(16,486)	—	—	—
Gain on sale of casino operations	6,457	—	—	—	—
(Loss) earnings from operations	(127)	(5,220)	9,459	14,615	16,165
Non-operating (expense) income, net	(43,161)	(6,747)	(3,536)	(2,164)	(565)
Net loss (earnings) attributable to non-controlling interests	134	(3,014)	(612)	(1,632)	(4,598)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	(48,002)	(19,155)	3,394	6,259	9,215
Adjusted EBITDA (6)	$48,398	$30,281	$23,377	$26,086	$25,762

Basic (loss) earnings per share:
(Loss) earnings from operations	$—	$(0.18)	$0.32	$0.59	$0.66
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(1.62)	$(0.65)	$0.12	$0.25	$0.38
Diluted (loss) earnings per share:
(Loss) earnings from operations	$—	$(0.18)	$0.32	$0.57	$0.66
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(1.62)	$(0.65)	$0.11	$0.24	$0.37

Balance Sheet:
Cash and cash equivalents	$63,413	$54,754	$45,575	$74,677	$38,837
Total assets	680,760	726,900	278,825	274,876	217,838
Long-term debt	184,550	178,963	59,523	56,713	55,609
Financing obligation	278,940	275,605	—	—	—
Total liabilities	553,777	554,825	95,442	87,558	79,254
Non-controlling interests	8,829	8,769	7,062	7,421	6,388
Total Century Casinos, Inc. shareholders' equity	$118,154	$163,306	$183,383	$187,318	$132,196

Cash payments on Master Lease	$25,021	$3,831	$—	$—	$—

(1)Due to temporary closures of our casinos during the first and second quarters of 2020 to comply with quarantines issued by governments to contain the spread of COVID-19, we impaired $35.1 million related to goodwill, intangible assets and our cost investment to impairment – intangible and tangible assets on our consolidated statement of (loss) earnings. We deconsolidated Century Casino Bath in May 2020 after it entered creditor’s voluntary liquidation following our permanent closure of the casino in March 2020. The deconsolidation resulted in a gain of $7.4 million recorded to general and administrative expenses on our consolidated statement of (loss) earnings. In December 2020, we sold the casino operations of CAL for CAD 10.0 million ($7.5 million based on the exchange rate in effect on August 5, 2020, the date we entered into a purchase agreement for the sale). We recorded the sale less working capital adjustments to gain on sale of casino operations on our consolidated statement of (loss) earnings.

(2)In January 2019, we adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and the subsequent amendments using the alternative modified retrospective method, which did not require the restatement of prior periods. Upon adoption of ASU 2016-02 we recognized leased right-of-use (“ROU”) assets of $38.3 million and operating lease liabilities of $40.4 million in our consolidated balance sheet. In April 2019, we began operation of Century Mile Racetrack and Casino. In December 2019, we began operation of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville. In December 2019, we impaired the assets related to Century Casino Bath and wrote-down $16.5 million to impairment – intangible and tangible assets on our consolidated statement of (loss) earnings.

(3)In May 2018, we began operation of Century Casino Bath.

(4)In November 2017, we completed an underwritten public offering in which we sold 4,887,500 shares of our common stock and received net proceeds from the offering of $34.4 million.

(5)In October 2016, we began operation of Century Casino St. Albert.

(6)A reconciliation of Adjusted EBITDA to net (loss) earnings attributable to Century Casinos, Inc. shareholders is presented below.

We have not declared or paid dividends in any of the years presented above.

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net (loss) earnings attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation and amortization, non-controlling interests net earnings (loss) and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, loss (gain) on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“US GAAP”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

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

The reconciliation of Adjusted EBITDA to net (loss) earnings attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(30,571)	$2,551	$(1,373)	$(18,609)	$(48,002)
Interest expense (income), net (1)	28,357	2,047	27	12,667	43,098
Income taxes (benefit)	1,023	3,765	(518)	578	4,848
Depreciation and amortization	17,580	5,264	3,124	566	26,534
Net earnings (loss) attributable to non-controlling interests	—	553	(687)	—	(134)
Non-cash stock-based compensation	—	—	—	(214)	(214)
Gain on foreign currency transactions, cost recovery income and other (2)	—	(6,015)	(233)	(6,897)	(13,145)
Impairment - intangible and tangible assets	30,746	3,375	—	1,000	35,121
Loss (gain) on disposition of fixed assets	64	(43)	4	1	26
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$47,199	$11,497	$344	$(10,642)	$48,398

(1)Expense of $28.4 million related to our Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.5 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our Master Lease and CDR land lease were $25.0 million and $1.3 million, respectively, for the period presented.

(2)Income of $6.5 million is included in the Canada segment related to the gain on sale of the casino operations of Century Casino Calgary.

	For the year ended December 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,825	$6,669	$3,466	$(35,115)	$(19,155)
Interest expense (income), net (1)	1,635	5,312	197	1,085	8,229
Income taxes (benefit)	2,018	3,278	1,617	(2,739)	4,174
Depreciation and amortization	2,330	4,539	3,064	910	10,843
Net earnings (loss) attributable to non-controlling interests	—	1,295	1,731	(12)	3,014
Non-cash stock-based compensation	—	—	—	1,303	1,303
(Gain) loss on foreign currency transactions and cost recovery income	—	(439)	(1,096)	223	(1,312)
Impairment - intangible and tangible assets	—	—	—	16,486	16,486
Loss on disposition of fixed assets	17	20	413	345	795
Acquisition costs	—	—	—	5,366	5,366
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$11,825	$21,212	$9,392	$(12,148)	$30,281

(1)Expense of $1.6 million related to our Master Lease is included in interest expense (income), net in the United States segment. Expense of $2.2 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our Master Lease and CDR land lease were $3.8 million and $2.0 million, respectively, for the period presented.

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

(1)Expense of $2.1 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our CDR land lease were $2.1 million for the period presented.

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

(1)Expense of $2.0 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our CDR land lease were $1.8 million for the period presented.

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

(1)Expense of $2.0 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our CDR land lease were $2.0 million for the period presented.

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

Amounts in thousands	December 31, 2020	December 31, 2019
Total long-term debt, including current portion	$184,550	$178,963
Deferred financing costs	9,261	9,998
Total principal	$193,811	$188,961
Less: Cash and cash equivalents	$63,413	$54,754
Net Debt	$130,398	$134,207

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Information contained in the following discussion of our results of operations and financial condition contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and, as such, is based on current expectations and is subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons, including those risks discussed under Item 1A, “Risk Factors,” and elsewhere in this document. See “Cautionary Statement Regarding Forward-Looking Information” that precedes Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

EXECUTIVE OVERVIEW

Overview

Since our inception in 1992, we have been primarily engaged in developing and operating gaming establishments and related lodging, restaurant and entertainment facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenue generated from hotel, restaurant, horse racing (including off-track betting), sports wagering, bowling and entertainment facilities that are in most instances a part of the casinos.

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

Reportable Segment	Operating Segment	Reporting Unit
United States	Colorado	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
	West Virginia	Mountaineer Casino, Racetrack & Resort
	Missouri	Century Casino Cape Girardeau
Century Casino Caruthersville
Canada	Edmonton	Century Casino & Hotel - Edmonton
Century Casino St. Albert
Century Mile Racetrack and Casino
	Calgary	Century Downs Racetrack and Casino
Century Sports
Century Bets! Inc.
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other
Corporate Other

Century Bets operates the pari-mutuel off-track betting network in southern Alberta, Canada. Prior to August 2019, we had a 75% controlling financial interest in CBS through CRM. In August 2019, we purchased the remaining 25% non-controlling financial interest from Rocky Mountain Turf Club for CAD 0.2 million ($0.2 million based on the exchange rate in effect on August 5, 2019), resulting in CBS becoming a wholly-owned subsidiary.

On March 17, 2020, we announced that we had permanently closed CCB. CCB voluntarily surrendered its casino gaming license on April 28, 2020 and entered into a creditors voluntary liquidation on May 6, 2020. For additional information related to CCB, see Note 1, “Description of Business and Basis of Presentation,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% in CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of December 31, 2020, owned eight casinos throughout Poland.

•We have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada.

We also have a concession agreement for ship-based casinos and ownership in and a consulting agreement with MCE, which are detailed further under “Corporate and Other” below.

Acquisition

On December 6, 2019, we completed the Acquisition of the operations of Cape Girardeau, Caruthersville and Mountaineer from Eldorado Resorts, Inc. for an aggregate purchase price of approximately $111.7 million, which consisted of $110.6 million at closing and an additional $1.1 million in working capital adjustments. Immediately prior to the Acquisition, the real estate assets underlying the Acquired Casinos were sold to VICI PropCo, and we and VICI PropCo subsidiaries entered into a triple net Master Lease for the three Acquired Casino properties. See “Master Lease” in Item 2 for more information.

Additional Projects Under Development

We currently are exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2020	2019	2018	2020/2019	2019/2018
Canadian dollar (CAD)	1.3412	1.3268	1.2960	(1.1%)	(2.4%)
Euros (EUR)	0.8776	0.8934	0.8473	1.8%	(5.4%)
Polish zloty (PLN)	3.8989	3.8378	3.6103	(1.6%)	(6.3%)
British pound (GBP)	0.7798	0.7836	0.7497	0.5%	(4.5%)
Source: Pacific Exchange Rate Service

We recognize in our statement of (loss) earnings, foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Recent Developments Related to COVID-19

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic had an adverse effect on our 2020 results of operations and financial condition, and we expect the situation will continue to have an adverse impact on our results into 2021. The duration and impact of the COVID-19 pandemic otherwise remains uncertain. The table below provides a summary of the time periods in 2020 in which we closed our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19 and the percentage of gaming floors currently open unless otherwise indicated.

Operating Segment	Closure Date	Reopen Date	Gaming Floor Open
Colorado	March 17	June 15 and June 17	82% (1)
Missouri	March 17	June 1	94%
West Virginia	March 17	June 5	85%
Edmonton	March 17	June 13	71% (2)
	December 13	Currently Closed
Calgary	March 17	June 13	71% (2)
	December 13	Currently Closed
Poland	March 13	May 18	69% (3)
	December 29	February 12, 2021

(1)CRC’s slot floor is fully open. CTL’s slot floor is 71% open due to a county variance requiring every other machine to be powered off. Table games at CRC were closed from June to December 2020. Table games at CTL were closed from June to September 2020 and closed again in December 2020. When table games at CTL were open, there were restrictions on the number of gaming positions. CRC and CTL reopened table games in February 2021 with restrictions on the number of gaming positions.

(2)Percentage of the gaming floor open prior to the second closure in December 2020. Prior to the second closure in December 2020, slot floors were open with restrictions on the number of slot machines operating. Table games were open from September 2020 to November 2020 with restrictions on the number of gaming positions.

(3)CPL’s slot floors are fully open. Table games are open with restrictions on the number of gaming positions.

Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. In Colorado, each city has different gaming floor restrictions, and table games in both Cripple Creek and Central City were closed during portions of 2020 but were able to reopen in February 2021. The full slot floor is open in Cripple Creek compared to approximately 65% in Central City. For both Colorado cities, there are capacity restrictions within the casinos and alcohol sales must stop at 2:00 a.m. but the casinos are able to operate 24 hours a day, seven days per week. In Missouri, the full gaming floor is open with restrictions on gaming positions, hours of operation are reduced, and food outlets that have reopened have limited operating hours. In West Virginia, the majority of the gaming floor has reopened, the gaming floor is limited to machines that are six feet apart or with barriers, food and beverage outlets have reopened with limited hours of operation, the convention space remains closed, hours of operation are limited, there are capacity restrictions within the casino, and the hotel is operating with limited rooms available. In Canada, casinos remain closed. In Poland, the slot floors are fully reopened, table games have reopened with capacity restrictions, alcohol sales are currently suspended and there are capacity restrictions within the casinos.

Temporary closures of all our facilities throughout 2020 due to COVID-19 negatively impacted results for the year ended December 31, 2020. We estimate that the closures during the first and second quarters of 2020 adversely impacted net operating revenue and Adjusted EBITDA by approximately $91.3 million and $34.3 million, respectively, and closures in December 2020 adversely impacted net operating revenue and Adjusted EBITDA by approximately $9.2 million and $1.7 million, respectively. We estimate that the net cash outflows related to operations during the time they were fully suspended were, on average, approximately $8.0 million per month. We continue to monitor our liquidity in light of the uncertainty resulting from COVID-19. We plan to continue to reduce marketing and operational expenditures where possible and to seek government subsidies in jurisdictions in which they are available and attainable. Planned capital expenditures in 2021 include approximately $8.0 million in gaming equipment, renovations to various properties and security system upgrades. Our planned capital expenditure projects in 2021 will be evaluated throughout the year and postponed to 2022 if necessary and permitted under our agreements.

In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed $9.95 million on our revolving credit facility with Macquarie and $7.4 million on our credit facility with UniCredit Bank Austria AG (“UniCredit”). We repaid the revolving credit facility in July 2020 except for a $50,000 letter of credit that we cash collateralized. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for further discussion of the Macquarie credit agreement and the UniCredit credit agreement, including discussion of a recent amendment to the Macquarie credit agreement that, among other things, waives compliance with a financial covenant under the Macquarie credit agreement.

We cannot predict the negative impacts that the failure to suppress the spread of COVID-19 will continue to have on our consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had and will continue to have a material impact on us. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19 and the requirements of health and safety protocols are expected to continue to have a material impact on us.

DISCUSSION OF RESULTS

Years ended December 31, 2020, 2019 and 2018

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2020/2019		2019/2018
Amounts in thousands	2020	2019	2018	$ Change	% Change	$ Change	% Change
Gaming Revenue	$253,281	$176,866	$140,301	$76,415	43.2%	$36,565	26.1%
Hotel Revenue	5,910	2,521	1,986	3,389	134.4%	535	26.9%
Food and Beverage Revenue	16,194	20,022	15,742	(3,828)	(19.1%)	4,280	27.2%
Other Revenue	28,883	18,818	10,909	10,065	53.5%	7,909	72.5%
Net Operating Revenue	304,268	218,227	168,938	86,041	39.4%	49,289	29.2%
Gaming Expenses	(131,563)	(92,749)	(73,328)	38,814	41.8%	19,421	26.5%
Hotel Expenses	(2,125)	(906)	(727)	1,219	134.5%	179	24.6%
Food and Beverage Expenses	(15,962)	(19,482)	(15,854)	(3,520)	(18.1%)	3,628	22.9%
General and Administrative Expenses	(99,547)	(82,980)	(60,194)	16,567	20.0%	22,786	37.9%
Depreciation and Amortization	(26,534)	(10,843)	(9,399)	15,691	144.7%	1,444	15.4%
Impairment - Intangible and Tangible Assets	(35,121)	(16,486)	—	18,635	113.0%	16,486	100.0%
Gain on Sale of Casino Operations	6,457	—	—	6,457	100.0%	—	—
Total Operating Costs and Expenses	(304,395)	(223,446)	(159,502)	80,949	36.2%	63,944	40.1%
(Loss) Earnings from Equity Investment	—	(1)	23	1	100.0%	(24)	(104.3%)
(Loss) Earnings from Operations	(127)	(5,220)	9,459	5,093	97.6%	(14,679)	(155.2%)

Income Tax Expense	(4,848)	(4,174)	(1,917)	674	16.1%	2,257	117.7%
Net Loss (Earnings) Attributable to Non-controlling Interests	134	(3,014)	(612)	(3,148)	(104.4%)	2,402	392.5%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(48,002)	(19,155)	3,394	(28,847)	(150.6%)	(22,549)	(664.4%)
Adjusted EBITDA (1)	$48,398	$30,281	$23,377	$18,117	59.8%	$6,904	29.5%

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic (Loss) Earnings Per Share	$(1.62)	$(0.65)	$0.12	$(0.97)	(149.2%)	$(0.77)	(641.7%)
Diluted (Loss) Earnings Per Share	$(1.62)	$(0.65)	$0.11	$(0.97)	(149.2%)	$(0.76)	(690.9%)

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net (loss) earnings attributable to Century Casinos, Inc. shareholders, see Item 6, “Selected Financial Data” of this report.

Factors impacting year-over-year comparability of the results include the following:

United States

•We acquired the operations at MTR, CCG and CCV in the Acquisition in December 2019. MTR is reported in the West Virginia operating segment and CCG and CCV are reported in the Missouri operating segment.

•West Virginia contributed a total of $90.2 million in net operating revenue and ($5.9) million in net losses for the year ended December 31, 2020 and $8.7 million in net operating revenue and $0.4 million in net earnings for the year ended December 31, 2019, which consisted of the month of December 2019.

•Missouri contributed a total of $79.6 million in net operating revenue and ($31.3) million in net losses for the year ended December 31, 2020 and $7.4 million in net operating revenue and $1.0 million in net earnings for the year ended December 31, 2019, which consisted of the month of December 2019.

Canada

•In Edmonton, we began operating CMR in April 2019. CMR contributed a total of $14.7 million in net operating revenue and ($3.9) million in net losses for the year ended December 31, 2020, $18.9 million in net operating revenue and ($2.4) million in net losses for the year ended December 31, 2019 and ($1.1) million in net losses for the year ended December 31, 2018.

Poland

•Casino closures due to license expirations and delays in license tender awards in Poland impacted comparability of results for CPL beginning in 2017. We estimate that casino closures throughout 2018 decreased CPL’s net operating revenue by PLN 35.2 million ($9.8 million based on the average exchange rate for the year ended December 31, 2018), net income attributable to Century Casinos, Inc. shareholders by PLN 7.4 ($2.1 million based on the average exchange rate for the year ended December 31, 2018), and Adjusted EBITDA by PLN 12.0 ($3.3 million based on the average exchange rate for the year ended December 31, 2018). See the Poland discussion below for additional information.

Corporate and Other

•We began operating CCB in May 2018. CCB was closed in March 2020 due to COVID-19 and CCB’s board of directors determined that CCB would enter into creditors voluntary liquidation, which occurred in May 2020. CCB was deconsolidated as a subsidiary in May 2020. We recorded a $23.7 million gain related to the deconsolidation to general and administrative expenses for the year ended December 31, 2020. Due to historical and forecast losses at CCB due to changes in the current regulatory environment for casinos in England requiring enhanced due diligence of customers, we determined that the long-lived assets, ROU operating lease asset and intangible asset were impaired and wrote-off $16.5 million to impairment – intangible and tangible assets in December 2019. CCB contributed a total of $0.5 million in net operating revenue and $23.1 million in net earnings for the year ended December 31, 2020, primarily related to the gain on deconsolidation. CCB contributed $3.2 million in net operating revenue and ($20.0) million in net losses for the year ended December 31, 2019, and $2.7 million in net operating revenue and ($2.1) million in net losses for the year ended December 31, 2018.

•We incurred $5.4 million in acquisition costs in 2019 related to the Acquisition.

Net operating revenue increased by $86.0 million, or 39.4%, and by $49.3 million, or 29.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively. Following is a breakout of net operating revenue by segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018.

•United States increased by $148.3 million, or 296.7%, and by $16.5 million, or 49.3%.

•Canada decreased by ($30.4) million, or (37.7%), and increased by $19.3 million, or 31.4%.

•Poland decreased by ($27.6) million, or (33.7%), and increased by $13.7 million, or 20.1%.

•Corporate Other decreased by ($4.3) million, or (75.1%), and by ($0.2) million, or (3.4%).

Operating costs and expenses increased by $80.9 million, or 36.2%, and by $63.9 million, or 40.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively. Following is a breakout of operating costs and expenses by segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018.

•United States increased by $159.0 million, or 392.4%, and by $12.9 million, or 46.8%.

•Canada decreased by ($23.6) million, or (36.6%), and increased by $17.8 million, or 38.1%.

•Poland decreased by ($18.9) million, or (24.9%), and increased by $7.9 million, or 11.6%.

•Corporate Other decreased by ($35.5) million, or (83.7%), and increased by $25.3 million, or 147.9%.

(Loss) earnings from operations increased by $5.1 million, or 97.6%, and decreased by ($14.7) million, or (155.2%), for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively. Following is a breakout of (loss) earnings from operations by segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018.

•United States decreased by ($10.7) million, or (112.6%), and increased by $3.6 million, or 61.1%.

•Canada decreased by ($6.8) million, or (42.0%), and increased by $1.5 million, or 10.1%.

•Poland decreased by ($8.7) million, or (147.0%), and increased by $5.8 million, or 3979.3%.

•Corporate Other increased by $31.2 million, or 85.0%, and decreased by ($25.5) million, or (227.9%).

Net (loss) earnings attributable to Century Casinos, Inc. shareholders decreased by ($28.8) million, or (150.6%), and by ($22.5) million, or (664.4%), for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

REPORTABLE SEGMENTS

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the year
	ended December 31,			2020/2019		2019/2018
Amounts in thousands	2020	2019	2018	$ Change	% Change	$ Change	% Change
Gaming	$168,904	$42,285	$27,736	$126,619	299.4%	$14,549	52.5%
Hotel	5,826	2,030	1,444	3,796	187.0%	586	40.6%
Food and Beverage	9,795	4,804	3,931	4,991	103.9%	873	22.2%
Other Revenue	13,819	879	372	12,940	1472.1%	507	136.3%
Net Operating Revenue	198,344	49,998	33,483	148,346	296.7%	16,515	49.3%
Gaming Expenses	(90,553)	(21,495)	(12,897)	69,058	321.3%	8,598	66.7%
Hotel Expenses	(2,056)	(690)	(522)	1,366	198.0%	168	32.2%
Food and Beverage Expenses	(8,871)	(4,772)	(3,935)	4,099	85.9%	837	21.3%
General and Administrative Expenses	(49,729)	(11,233)	(8,069)	38,496	342.7%	3,164	39.2%
Depreciation and Amortization	(17,580)	(2,330)	(2,178)	15,250	654.5%	152	7.0%
Impairment - Intangible and Tangible Assets	(30,746)	—	—	30,746	100.0%	—	—
Total Operating Costs and Expenses	(199,535)	(40,520)	(27,601)	159,015	392.4%	12,919	46.8%
(Loss) Earnings from Operations	(1,191)	9,478	5,882	(10,669)	(112.6%)	3,596	61.1%

Income Tax Expense	(1,023)	(2,018)	(1,508)	(995)	(49.3%)	510	33.8%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	(30,571)	5,825	4,373	(36,396)	(624.8%)	1,452	33.2%
Adjusted EBITDA	$47,199	$11,825	$8,061	$35,374	299.1%	$3,764	46.7%

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

In November 2020, Colorado voters passed a constitutional amendment to allow voters in Cripple Creek, Black Hawk and Central City to increase or remove betting limits and approve new casino games. Elected officials in all three cities approved no limits on single bets at the casinos and new games to begin May 2021. The changes are expected to encourage gamblers who might otherwise travel to destination casinos to gamble in local Colorado casinos.

In December 2020, we entered into an agreement with a gaming partner to utilize our license with the state of West Virginia to operate an internet and mobile interactive gaming application. The application is estimated to launch in the second quarter of 2021. The agreement provides for a share of net gaming revenue.

Our US operations closed due to COVID-19 on March 17, 2020 and reopened between June 1, 2020 and June 17, 2020. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the United States segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 as well as the year ended December 31, 2019 compared to the year ended December 31, 2018. We did not acquire the West Virginia and Missouri properties until December 2019.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Colorado
2020	6.7	2.0	10.4	9.5	28.6
2019	8.1	8.8	9.2	7.8	33.9
2018	7.7	8.5	9.4	7.9	33.5
2020/2019	(1.4)	(6.8)	1.2	1.7	(5.3)
	(17.3%)	(77.3%)	13.3%	20.5%	(15.7%)
2019/2018	0.4	0.3	(0.2)	(0.1)	0.4
	4.7%	3.9%	(1.7%)	(0.9%)	1.4%
West Virginia
2020	25.1	12.2	28.4	24.5	90.2
2019	—	—	—	8.7	8.7
Missouri
2020	21.6	9.6	23.9	24.5	79.6
2019	—	—	—	7.4	7.4

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the United States segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 as well as the year ended December 31, 2019 compared to the year ended December 31, 2018, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Colorado
2020	5.9	1.7	5.7	6.1	19.4
2019	6.2	6.6	6.9	6.3	26.0
2018	6.0	6.4	6.7	6.3	25.3
2020/2019	(0.3)	(4.9)	(1.2)	(0.2)	(6.6)
	(4.8%)	(74.2%)	(17.4%)	(3.3%)	(25.5%)
2019/2018	0.2	0.3	0.2	—	0.7
	3.0%	4.0%	3.0%	0.9%	2.7%
West Virginia
2020	23.3	12.7	23.6	21.2	80.8
2019	—	—	—	7.4	7.4
Missouri
2020	15.5	7.3	14.2	14.1	51.1
2019	—	—	—	4.8	4.8

During the United States closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Additional savings related to gaming-related expenses. COVID-19 continues to impact results, and we are seeking to maintain operating cost efficiencies during 2021. We anticipate increasing our promotional offerings as needed to compete in the competitive markets in which we operate our US casinos. We plan to continue to encourage social distancing and other measures in compliance with governmental health and safety requirements.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Canada
	For the year
	ended December 31,			2020/2019		2019/2018
Amounts in thousands	2020	2019	2018	$ Change	% Change	$ Change	% Change
Gaming	$30,319	$49,450	$40,470	$(19,131)	(38.7%)	$8,980	22.2%
Hotel	84	491	542	(407)	(82.9%)	(51)	(9.4%)
Food and Beverage	5,832	13,507	10,528	(7,675)	(56.8%)	2,979	28.3%
Other Revenue	14,005	17,202	9,821	(3,197)	(18.6%)	7,381	75.2%
Net Operating Revenue	50,240	80,650	61,361	(30,410)	(37.7%)	19,289	31.4%
Gaming Expenses	(5,583)	(13,999)	(12,105)	(8,416)	(60.1%)	1,894	15.6%
Hotel Expenses	(69)	(216)	(205)	(147)	(68.1%)	11	5.4%
Food and Beverage Expenses	(4,921)	(11,541)	(8,610)	(6,620)	(57.4%)	2,931	34.0%
General and Administrative Expenses	(28,135)	(34,240)	(22,597)	(6,105)	(17.8%)	11,643	51.5%
Depreciation and Amortization	(5,264)	(4,539)	(3,211)	725	16.0%	1,328	41.4%
Impairment - Intangible and Tangible Assets	(3,375)	—	—	3,375	100.0%	—	—
Gain on Sale of Casino Operations	6,457	—	—	6,457	100.0%	—	—
Total Operating Costs and Expenses	(40,890)	(64,535)	(46,728)	(23,645)	(36.6%)	17,807	38.1%
Earnings from Operations	9,350	16,115	14,633	(6,765)	(42.0%)	1,482	10.1%

Income Tax Expense	(3,765)	(3,278)	(2,536)	487	14.9%	742	29.3%
Net Earnings Attributable to Non-controlling Interests	(553)	(1,295)	(722)	(742)	(57.3%)	573	79.4%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	2,551	6,669	7,715	(4,118)	(61.7%)	(1,046)	(13.6%)
Adjusted EBITDA	$11,497	$21,212	$19,522	$(9,715)	(45.8%)	$1,690	8.7%

In Edmonton, construction on the Century Mile project began in July 2017. In January 2019, CMR began operating the Northern Alberta off-track betting network. The CMR casino in Edmonton opened on April 1, 2019, and the first horse race was held on April 28, 2019.

Results in US dollars were impacted by (1.1%) and (2.4%) exchange rate decreases in the average rates between the US dollar and the Canadian dollar for the year ended December 31, 2020 compared to the year ended December 31, 2019 and the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.

Our Canadian operations closed due to COVID-19 on March 17, 2020 and reopened on June 13, 2020. The Canadian operations closed again on December 13, 2020 due to COVID-19. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Canada segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 and the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Edmonton - CAD
2020	13.1	3.9	13.5	10.2	40.7
2019	11.8	18.5	17.9	16.6	64.8
2018	9.5	9.7	9.7	10.4	39.3
2020/2019	1.3	(14.6)	(4.4)	(6.4)	(24.1)
	11.0%	(78.9%)	(24.6%)	(38.1%)	(37.1%)
2019/2018	2.3	8.8	8.2	6.2	25.5
	24.4%	91.3%	85.4%	58.3%	64.9%
Edmonton - USD
2020	9.8	2.8	10.2	7.8	30.6
2019	8.9	13.8	13.6	12.5	48.8
2018	7.5	7.5	7.4	7.9	30.3
2020/2019	0.9	(11.0)	(3.4)	(4.7)	(18.2)
	10.1%	(79.7%)	(25.2%)	(37.6%)	(37.3%)
2019/2018	1.4	6.3	6.2	4.6	18.5
	18.5%	84.7%	83.5%	58.6%	61.2%

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Calgary - CAD
2020	8.5	2.6	8.6	6.4	26.1
2019	9.9	10.9	11.2	10.2	42.2
2018	9.1	10.1	10.8	10.3	40.3
2020/2019	(1.4)	(8.3)	(2.6)	(3.8)	(16.1)
	(14.1%)	(76.1%)	(23.6%)	(36.8%)	(38.2%)
2019/2018	0.8	0.8	0.4	(0.1)	1.9
	8.7%	7.7%	3.7%	(0.4%)	4.8%
Calgary - USD
2020	6.4	1.9	6.4	4.9	19.6
2019	7.4	8.2	8.5	7.7	31.8
2018	7.2	7.8	8.3	7.8	31.1
2020/2019	(1.0)	(6.3)	(2.1)	(2.8)	(12.2)
	(13.5%)	(76.8%)	(24.3%)	(36.3%)	(38.3%)
2019/2018	0.2	0.3	0.2	—	0.7
	3.4%	4.0%	2.5%	(0.3%)	2.4%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Canada segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 and the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively, excluding depreciation and amortization expense, impairment – intangible and tangible assets and gain on sale of casino operations.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Edmonton - CAD
2020	11.6	4.1	10.3	7.8	33.8
2019	9.6	14.5	14.4	12.7	51.2
2018	6.8	7.0	7.0	7.5	28.2
2020/2019	2.0	(10.4)	(4.1)	(4.9)	(17.4)
	20.8%	(71.7%)	(28.5%)	(38.6%)	(33.9%)
2019/2018	2.9	7.5	7.4	5.2	23.0
	42.3%	107.6%	106.1%	69.5%	81.4%
Edmonton - USD
2020	8.7	2.9	7.8	6.0	25.3
2019	7.3	10.8	10.9	9.6	38.6
2018	5.4	5.4	5.3	5.7	21.8
2020/2019	1.4	(7.9)	(3.1)	(3.7)	(13.3)
	19.2%	(73.1%)	(28.4%)	(38.2%)	(34.5%)
2019/2018	1.9	5.4	5.5	4.0	16.8
	35.4%	100.3%	103.9%	69.8%	77.3%

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Calgary - CAD
2020	6.0	2.5	5.8	3.6	17.9
2019	6.1	7.0	8.3	7.0	28.4
2018	6.2	6.9	7.8	7.3	28.2
2020/2019	(0.1)	(4.5)	(2.5)	(3.4)	(10.5)
	(1.6%)	(64.3%)	(30.1%)	(47.8%)	(36.8%)
2019/2018	(0.1)	0.1	0.5	(0.3)	0.2
	(2.2%)	1.3%	7.3%	(4.6%)	0.6%
Calgary - USD
2020	4.5	1.8	4.4	2.7	13.4
2019	4.6	5.2	6.3	5.3	21.4
2018	4.9	5.3	6.0	5.5	21.9
2020/2019	(0.1)	(3.4)	(1.9)	(2.6)	(8.0)
	(2.2%)	(65.4%)	(30.2%)	(47.7%)	(37.3%)
2019/2018	(0.3)	(0.1)	0.3	(0.3)	(0.4)
	(7.1%)	(2.3%)	6.1%	(4.6%)	(1.6%)

Net operating revenue during the year ended December 31, 2020 compared to the year ended December 31, 2019 was impacted negatively by closures due to COVID-19. Following the March 2020 closures, table games were reopened in mid-September 2020 and closed again in November 2020. Our casinos in Canada were operating with approximately 71% of the slot floor open prior to the second closures in December 2020. Attendance restrictions for racing and closures of our showroom in Edmonton also negatively impacted food and beverage revenue in 2020. We do not expect the Edmonton showroom to reopen until at least the third quarter of 2021. In addition, we sold the casino operations of CAL in December 2020, which will impact comparability of the Calgary operating segment in 2021.

Net operating revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was impacted in the Edmonton operating segment primarily due to opening CMR in April 2019 and in the Calgary operating segment due to a casino expansion that added 70 slot machines to CDR’s gaming floor in November 2019.

Operating expenses during the year ended December 31, 2020 compared to the year ended December 31, 2019 were impacted by COVID-19. We received wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy that was enacted in April 2020 as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. The qualified government wage subsidies reduced operating expenses by CAD 7.4 million ($5.5 million based on the average exchange rate for the year ended December 31, 2020). In addition, we sold the casino operations of CAL in December 2020. The gain on sale of the casino operations reduced operating expenses in the Calgary operating segment by $6.5 million, and the sale of the casino operations will reduce operating expenses in the Calgary operating segment going forward.

Operating expenses in the Edmonton operating segment during the year ended December 31, 2019 compared to the year ended December 31, 2018 were impacted by the opening of CMR in April 2019.

During the Canadian closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Because COVID-19 continues to impact results, we are continuing to focus on managing costs. We continue to look for synergies between our Canadian properties including prizes that are available to guests at all locations instead of at individual casinos only. We expect payroll costs will begin to trend higher as it is expected that table games will reopen when the casinos reopen, and government wage subsidies are not forecast to continue once operations resume in 2021. We plan to continue to update our properties with enhancements to encourage social distancing and other measures to allow us to reopen additional gaming space and other facilities that currently are closed due to COVID-19 restrictions.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Poland
	For the year
	ended December 31,			2020/2019		2019/2018
Amounts in thousands	2020	2019	2018	$ Change	% Change	$ Change	% Change
Gaming	$53,228	$80,829	$67,289	$(27,601)	(34.1%)	$13,540	20.1%
Food and Beverage	462	912	782	(450)	(49.3%)	130	16.6%
Other Revenue	581	153	138	428	279.7%	15	10.9%
Net Operating Revenue	54,271	81,894	68,209	(27,623)	(33.7%)	13,685	20.1%
Gaming Expenses	(34,700)	(53,111)	(44,632)	(18,411)	(34.7%)	8,479	19.0%
Food and Beverage Expenses	(2,037)	(2,237)	(2,714)	(200)	(8.9%)	(477)	(17.6%)
General and Administrative Expenses	(17,193)	(17,567)	(17,653)	(374)	(2.1%)	(86)	(0.5%)
Depreciation and Amortization	(3,124)	(3,064)	(3,065)	60	2.0%	(1)	—
Total Operating Costs and Expenses	(57,054)	(75,979)	(68,064)	(18,925)	(24.9%)	7,915	11.6%
(Loss) Earnings from Operations	(2,783)	5,915	145	(8,698)	(147.0%)	5,770	3979.3%

Income Tax Benefit (Expense)	518	(1,617)	(595)	(2,135)	(132.0%)	1,022	171.8%
Net Loss (Earnings) Attributable to Non-controlling Interests	687	(1,731)	75	(2,418)	(139.7%)	1,806	2408.0%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(1,373)	3,466	(153)	(4,839)	(139.6%)	3,619	2365.4%
Adjusted EBITDA	$344	$9,392	$4,890	$(9,048)	(96.3%)	$4,502	92.1%

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

Delays by the Polish government in awarding licenses following their expiration resulted in several casinos closing throughout Poland, lost gaming tax revenue for the government and additional costs and expenses for the casino operators, including CPL, during the year ended December 31, 2018. CPL’s results were significantly impacted for the year ended December 31, 2018 compared to the year ended December 31, 2019 by the additional costs and expenses associated with the closure of several of its casinos during 2018. The next license expiration for a CPL casino occurs in September 2022.

Results in US dollars were impacted by (1.6%) and (6.3%) exchange rate decreases in the average rates between the US dollar and the Polish zloty for the year ended December 31, 2020 compared to the year ended December 31, 2019 and the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.

The casinos in Poland closed due to COVID-19 on March 13, 2020 and reopened on May 18, 2020. The Poland casinos closed again in December 2020 and reopened in February 2021. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Poland segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 and the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
PLN
2020	66.6	29.6	62.1	51.0	209.3
2019	74.8	76.6	79.0	83.9	314.3
2018	59.1	52.2	61.9	73.5	246.7
2020/2019	(8.2)	(47.0)	(16.9)	(32.9)	(105.0)
	(11.0%)	(61.4%)	(21.4%)	(39.1%)	(33.4%)
2019/2018	15.7	24.4	17.1	10.4	67.6
	26.6%	46.8%	27.6%	14.1%	27.4%
USD
2020	17.1	7.4	16.3	13.5	54.3
2019	19.8	20.1	20.3	21.7	81.9
2018	17.4	14.6	16.7	19.5	68.2
2020/2019	(2.7)	(12.7)	(4.0)	(8.2)	(27.6)
	(13.6%)	(63.2%)	(19.7%)	(38.1%)	(33.7%)
2019/2018	2.4	5.5	3.6	2.2	13.7
	13.6%	38.0%	21.6%	11.6%	20.1%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Poland segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 and the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
PLN
2020	62.5	35.9	58.3	51.9	208.6
2019	65.5	69.0	69.8	73.3	277.6
2018	53.4	54.6	59.2	67.9	235.1
2020/2019	(3.0)	(33.1)	(11.5)	(21.4)	(69.0)
	(4.6%)	(48.0%)	(16.5%)	(29.2%)	(24.8%)
2019/2018	12.1	14.4	10.6	5.4	42.5
	22.7%	26.3%	17.8%	8.0%	18.1%
USD
2020	16.0	8.9	15.3	13.8	53.9
2019	17.3	18.1	18.0	19.6	72.9
2018	15.7	15.2	16.0	18.0	65.0
2020/2019	(1.3)	(9.2)	(2.7)	(5.8)	(19.0)
	(7.5%)	(50.8%)	(15.0%)	(29.4%)	(26.0%)
2019/2018	1.6	2.8	2.0	1.5	7.9
	10.2%	18.5%	12.2%	8.5%	12.2%

The net operating revenue decreases during 2020 relate primarily to temporary casino closures and reduced tourism in Warsaw.

The net operating revenue increases for the year ended December 31, 2019 compared to the year ended December 31, 2018 were impacted by the following changes resulting from delays in issuing licenses.

•The casino at the Dwor Kosciuszko Hotel in Krakow operated four additional months during 2019.

•The casino at the Manufaktura Entertainment Complex in Lodz operated six additional months during 2019.

•The casino at the HP Park Plaza Hotel in Wroclaw operated three additional months during 2019.

•The casino at the Park Inn by Radisson in Katowice operated four additional months during 2019.

•The casino at the LIM Center in Warsaw reopened in August 2019. The casino did not operate in 2018.

•The casinos at the Hotel Andersia in Poznan and the Hotel Plock in Plock were closed in April 2018 and February 2018, respectively.

•All other casinos were operational for the full year ended December 31, 2019 and 2018.

•We expanded the gaming floor at the Marriott Hotel and added an additional six table games in May 2019.

During the closures of our Poland casinos, we reduced operating costs and expenses as much as possible. Operating costs and expenses in the Poland segment continued to be lower during the year ended December 31, 2020 compared to the year ended December 31, 2019 because of lower payroll and marketing expenditures as well as lower gaming related expenses corresponding to decreased gaming revenue. COVID-19 continues to impact results, and we continue to focus on analyzing staffing needs to match customer volumes to continue to manage our costs.

Operating expenses increases for the year ended December 31, 2019 compared to the year ended December 31, 2018 were impacted by increased expenses related to additional months of operations in 2019 compared to 2018 as detailed above. Additional expense related to the disposal of assets at the Poznan and Plock casinos for the year ended December 31, 2018.

We currently operate three casinos in Warsaw. There is proposed legislation to split the Warsaw voivodship (or province), which could limit the number of casino licenses available in Warsaw in the future. If the legislation is passed, it is expected that as licenses in Warsaw expire a new tender would not be offered until the maximum number of licenses available is reached. Any change to the number of licenses available in a city could have a negative impact on results if we are unable to obtain new casino licenses.

We were in preliminary discussions with Totalizator Sportowy, Poland’s state-run gambling operator, regarding a potential sale of our interests in Casinos Poland; however, the discussions have been suspended and may not resume.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Corporate and Other
	For the year
	ended December 31,			2020/2019		2019/2018
Amounts in thousands	2020	2019	2018	$ Change	% Change	$ Change	% Change
Gaming	$830	$4,302	$4,806	$(3,472)	(80.7%)	$(504)	(10.5%)
Food and Beverage Revenue	105	799	501	(694)	(86.9%)	298	59.5%
Other Revenue	478	584	578	(106)	(18.2%)	6	1.0%
Net Operating Revenue	1,413	5,685	5,885	(4,272)	(75.1%)	(200)	(3.4%)
Gaming Expenses	(727)	(4,144)	(3,694)	(3,417)	(82.5%)	450	12.2%
Food and Beverage Expenses	(133)	(932)	(595)	(799)	(85.7%)	337	56.6%
General and Administrative Expenses	(4,490)	(19,940)	(11,875)	(15,450)	(77.5%)	8,065	67.9%
Depreciation and Amortization	(566)	(910)	(945)	(344)	(37.8%)	(35)	(3.7%)
Impairment - Intangible and Tangible Assets	(1,000)	(16,486)	—	(15,486)	(93.9%)	16,486	100.0%
Total Operating Costs and Expenses	(6,916)	(42,412)	(17,109)	(35,496)	(83.7%)	25,303	147.9%
(Loss) Earnings from Equity Investment	—	(1)	23	1	100.0%	(24)	(104.3%)
Losses from Operations	(5,503)	(36,728)	(11,201)	31,225	85.0%	(25,527)	(227.9%)

Income Tax (Expense) Benefit	(578)	2,739	2,722	(3,317)	(121.1%)	17	0.6%
Net Loss Attributable to Non-controlling Interests	—	12	35	(12)	(100.0%)	(23)	(65.7%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(18,609)	(35,115)	(8,541)	16,506	47.0%	(26,574)	(311.1%)
Adjusted EBITDA	$(10,642)	$(12,148)	$(9,096)	$1,506	12.4%	$(3,052)	(33.6%)

The following operations and agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•The casino at CCB opened in May 2018. CCB was permanently closed in March 2020 due to COVID-19 and CCB’s board of directors determined that CCB would enter into creditors voluntary liquidation, which occurred in May 2020. CCB was deconsolidated as a subsidiary in May 2020. We recorded a $23.7 million gain related to the deconsolidation to general and administrative expenses for the year ended December 31, 2020. Due to historical and forecast losses at CCB from changes in the current regulatory environment for casinos in England requiring enhanced due diligence of customers, we determined that the long-lived assets, ROU operating lease asset and intangible asset at CCB were impaired and wrote-off $16.5 million to impairment – intangible and tangible assets in December 2019. For additional information related to CCB, see Note 1, “Description of Business and Basis of Presentation,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

•As of December 31, 2020, we had a concession agreement with TUI Cruises for four ship-based casinos, none of which was operating. The agreement ends in June 2022.

We have decreased our operation of ship-based casinos on cruise ships over the past few years, and mutually agreed with cruise lines with which we had concession agreements not to extend certain agreements at their termination dates. The following is a summary of concession agreements that ended between 2018 and 2020.

Cruise Ship	Month of Contract Expiration
Mein Schiff 1	April 2018
Marella Discovery	October 2018
Wind Star	November 2018
Wind Spirit	January 2019
Star Pride	March 2019
Wind Surf	April 2019
Star Breeze	April 2019
Star Legend	May 2019
Mein Schiff 3	May 2020

•Through our subsidiary CRM, we have a 7.5% ownership interest in MCE. In addition, CRM provides advice to MCE on casino matters pursuant to a consulting agreement for a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA. In March 2020, due to the impact of COVID-19 on MCE, we impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE. For additional information related to MCE, see Note 4, “Investments,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

•Through our subsidiary CRM, we had a 51% ownership interest in GHL. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. We recognized a loss on the sale of this investment of less than ($0.1) million in general and administrative expenses on our consolidated statement of (loss) earnings for the year ended December 31, 2019. The sale of our equity interest in GHL also ended our equity interest in MCL. For additional information related to GHL and MCL, see Note 4, “Investments,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Results at CCB were impacted by a 0.5% exchange rate increase and (4.5%) exchange rate decrease for the year ended December 31, 2020 compared to the year ended December 31, 2019 and the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.

Revenue Highlights

Years ended December 31, 2020 and 2019

Non-Corporate Reporting Units

Net operating revenue decreased due to the closure of CCB as detailed above. In addition, our four ship-based casinos were not operating for the majority of the year due to COVID-19 related shutdowns of the cruise ships on which they operate.

Years ended December 31, 2019 and 2018

Non-Corporate Reporting Units

Net operating revenue decreased by ($0.2) million, or (3.4%), due to decreased revenue from Cruise Ships & Other resulting from the expiration of certain of our concession agreements for the operation of ship-based casinos as detailed above. This decrease was offset by increased net operating revenue at CCB, which operated for a full year in 2019 compared to eight months in 2018.

Net operating revenue for CCB increased by GBP 0.5 million, or 22.5%, due to increased gaming and food and beverage revenue from operating for a full year in 2019 compared to eight months in 2018. Revenue growth was impacted by enforcement of anti-money laundering and social responsibility regulations that required us to limit customers’ play until the required information is provided by the player. In addition, we believe that concerns about the withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”) reduced discretionary consumer spending in the market. In US dollars, net operating revenue increased by $0.5 million, or 20.4%.

Operating Expense Highlights

Years ended December 31, 2020 and 2019

Non-Corporate Reporting Units

Total operating costs and expenses decreased due to casino closures at CCB and on the ships. In addition, the deconsolidation of CCB resulted in a gain of $7.4 million that we recognized in general and administrative expenses on our consolidated statements of (loss) earnings for the year ended December 31, 2020.

Corporate Reporting Units

Total operating costs and expenses decreased by ($5.8) million, or (35.5%). In March 2020, we impaired the MCE investment due to an assessment of MCE’s operations resulting from COVID-19. As a result of the impairment, we recorded $1.0 million to impairment – intangible and tangible assets during the year ended December 31, 2020. In addition, we assessed the collectability of a receivable from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that we acquired in 2013, related to the Poland contingent liability and determined that, due to COVID-19, it was more likely than not that LOT would be unable to repay us for LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on the receivable and analysis of LOT’s ability to pay, we wrote-down the $0.7 million receivable to general and administrative expenses for the year ended December 31, 2020. Offsetting these increases, during the closures certain of our corporate staff voluntarily decreased their salaries. In addition, in 2019 there were additional expenses related to the Acquisition that did not reoccur in 2020, as discussed below.

Years ended December 31, 2019 and 2018

Non-Corporate Reporting Units

Total operating costs and expenses increased by $17.4 million, or 214.2%. In December 2019, we impaired certain assets at CCB due to historical and forecast operating losses at this casino resulting from the factors discussed above. As a result of the impairment, we wrote down $16.5 million to impairment – intangible and tangible assets for the year ended December 31, 2019. In addition, we evaluated our agreement with Diamond Cruises related to the operation of the ship-based casino onboard the Glory Sea. We determined that it was more likely than not that the agreement was impaired and wrote-down $0.9 million in receivables related to the Glory Sea along with increased expense of $0.3 million related to the loss on disposal of fixed assets related to the Glory Sea and disposal of assets from storage. These increased expenses were partially offset by decreased operating expenses related to the expiration of certain of our concession agreements for the operation of ship-based casinos as detailed above.

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

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the year ended December 31,			2020/2019		2019/2018
Amounts in thousands	2020	2019	2018	$ Change	% Change	$ Change	% Change
Interest Income	$6	$21	$103	$(15)	(71.4%)	$(82)	(79.6%)
Interest Expense	(43,104)	(8,250)	(4,217)	34,854	422.5%	4,033	95.6%
(Loss) Gain on Foreign Currency Transactions, Cost Recovery Income and Other	(63)	1,482	578	(1,545)	(104.3%)	904	156.4%
Non-Operating (Expense)	$(43,161)	$(6,747)	$(3,536)	$(36,414)	(539.7%)	$(3,211)	(90.8%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Macquarie Credit Agreement, our financing obligation with VICI PropCo, our credit agreement with the Bank of Montreal that was replaced by the Macquarie Credit Agreement, the fair value adjustments for our interest rate swap agreements, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease.

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $0.2 million and $0.4 million was received by CDR for the years ended December 31, 2020 and 2019, respectively, related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. There was no cost recovery income received by CDR for the year ended December 31, 2018.

We adjusted the contingent liability related to the CPL taxes to remove the estimated taxes accrued for the 2015 and 2014 tax years due to the expiration of the statute of limitations for each tax year. This adjustment reduced the contingent liability by PLN 2.8 ($0.7 million) and PLN 2.2 million ($0.6 million) in for the years ended December 31, 2020 and 2019, respectively.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the year ended December 31, 2020, we recognized income tax expense of $4.8 million on pre-tax loss of ($43.3) million, representing an effective income tax rate of 11.2%, compared to income tax expense of $4.2 million on pre-tax loss of ($12.0) million, representing an effective income tax rate of 34.9% and income tax expense of $1.9 million on pre-tax income of $5.9 million, representing an effective income tax rate of 32.4% for the same periods in 2019 and 2018, respectively. For further discussion on our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 14, “Income Taxes,” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

As of December 31, 2020, our total debt under bank borrowings and other agreements net of $9.3 million related to deferred financing costs was $184.6 million, of which $173.7 million was long-term debt and $10.8 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, CPL credit agreements, UniCredit loan and credit agreement and the CRM credit facility. For a description of our debt agreements, see Note 7 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Net Debt was $130.4 million as of December 31, 2020 compared to $134.2 million as of December 31, 2019. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” in Item 6, “Selected Financial Data” of this report. We intend to repay the current portion of our debt obligations with available cash.

The following table lists the 2021 maturities of our debt:

Amounts in thousands
Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Credit Agreement	Total
$1,700	$1,072	$546	$—	$7,400	$10,718

There is no set repayment schedule for the CPL credit facility, and we classify it as short-term debt due to the nature of the agreements. We plan to convert the UniCredit credit agreement to a term loan in 2021.

The following table lists the amount of 2021 payments due under our lease agreements:

Amounts in thousands
Operating Leases	Finance Leases	Total
$5,679	$137	$5,816

In addition to these payment obligations, our scheduled payments for 2021 under the Master Lease are $23.1 million and under the CDR land lease financing obligation are $1.6 million, excluding variable rent payments. Cash payments related to the Master Lease and CDR land lease were $25.0 million and $1.3 million, respectively, for the year ended December 31, 2020.

Cash Flows

Cash, cash equivalents and restricted cash totaled $63.7 million and working capital (current assets minus current liabilities) was $34.5 million at December 31, 2020 compared to cash, cash equivalents and restricted cash of $55.6 million and working capital of $22.8 million at December 31, 2019, and cash, cash equivalents and restricted cash of $46.3 million and working capital of $5.0 million at December 31, 2018. The increase in cash, cash equivalents and restricted cash from December 31, 2019 to December 31, 2020 is due to $9.0 million of cash provided by operating activities; $4.2 million in proceeds from borrowings net of repayments; $6.6 million in proceeds from the sale of the casino operations of Century Casino Calgary, net of cash assumed by the buyer; and $1.2 million in exchange rate changes; offset by $1.2 million of cash used for payment related to the working capital adjustment in the Acquisition; $10.7 million of cash used to purchase property and equipment; $0.9 million in deferred financing costs; and $0.2 million of distributions to non-controlling interests.

Operating Activities

Net cash provided by operating activities was $9.0 million, $18.8 million and $22.3 million in 2020, 2019 and 2018, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows in the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and to management’s discussion of the results of operations above in this Item 7 for a discussion of (loss) earnings from operations.

Investing Activities

Net cash used in investing activities of $5.3 million for the year ended December 31, 2020 consisted of a $1.2 million payment related to the working capital adjustment in the Acquisition; $0.6 million for slot machine purchases at our Colorado properties; $0.1 million for slot chairs at CTL; $1.0 million for slot machine purchases, $0.2 million in rebranding signage, $1.8 million for player tracking systems and upgrades to the slot accounting systems, and $0.6 million in computer upgrades at our Missouri properties; $0.2 million for surveillance upgrades, $1.1 million for slot machine purchases, $0.2 million for racetrack reconditioning, and $0.3 million in computer upgrades at our West Virginia property; $0.5 million for table game equipment, $0.9 million in building updates, and $0.2 million in racetrack and barn updates at our Edmonton properties; $0.2 million for table game equipment at our Calgary properties; $0.3 million in casino improvements in Poland; and $2.5 million in other fixed asset additions at our properties; offset by $6.6 million from the sale of Century Casino Calgary, net of cash assumed by the buyer.

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

Financing Activities

Net cash provided by financing activities of $3.1 million for the year ended December 31, 2020 consisted of $4.2 million in proceeds from borrowings net of principal payments, offset by $0.9 million in deferred financing costs and a $0.2 million distribution to non-controlling interests in CDR.

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

Tax Act

During 2018, the Company completed its accounting of the one-time transition tax on undistributed and previously untaxed post-1986 foreign earnings and profits imposed by the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act permits a company to pay the one-time transition tax over eight years on an interest free basis. The Company paid $0.6 million of the transition tax in 2018. The remaining cash payments due related to the transition tax total $0.9 million as set forth in the Contractual Obligations and Contingencies table below.

Common Stock Repurchase Program

The total amount remaining under our stock repurchase program was $14.7 million as of December 31, 2020. We did not repurchase any common stock in 2020, 2019 or 2018. The repurchase program has no set expiration or termination date.

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

The COVID-19 pandemic has had an adverse effect on our results of operations, financial condition and liquidity for 2020, and we expect the situation will continue to have an adverse effect on our results of operations, financial condition and liquidity into 2021. The duration and impact of the COVID-19 pandemic remains uncertain. Between March 13, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020, and our North American operations reopened between June 1, 2020 and June 17, 2020. Additional closures of our Canada and Poland casinos were required in December 2020 to comply with quarantines issued by governments. Our Poland casinos reopened in February 2021, but our Canada casinos remain closed. Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operations. We estimate that the net cash outflows related to operations during the time they were fully suspended in the first two quarters of 2020 were, on average, approximately $8.0 million per month.

We continue to monitor our liquidity in light of the uncertainty resulting from COVID-19. We plan to continue to reduce marketing and operating expenditures where possible. Planned capital expenditures in 2021 include approximately $8.0 million in gaming equipment, renovations to various properties and security system upgrades. Our 2021 planned capital expenditure projects will be evaluated throughout the year and postponed to 2022 if necessary and permitted under our agreements.

In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed $9.95 million on our revolving credit facility with Macquarie and $7.4 million on our credit agreement with UniCredit. We repaid the Macquarie revolving credit facility in July 2020 except for a $50,000 letter of credit that we cash collateralized. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for further discussion of the Macquarie credit agreement and the UniCredit credit agreement, including discussion of a recent amendment to the Macquarie credit agreement that, among other things, waives compliance with a financial covenant under the Macquarie credit agreement.

We cannot predict the negative impacts that the failure to suppress the spread of COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had and will continue to have a material impact on our business. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19 and the requirements of health and safety protocols are expected to continue to have a material impact on our business.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $27.5 million of our total $63.4 million in cash and cash equivalents at December 31, 2020 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

Contractual Obligations and Contingencies

The following table summarizes our future commitments and contingency payments as of December 31, 2020.

		Payments due by Period
Amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Recorded contractual obligations and contingencies:
Long-term debt (1)	$193,811	$10,718	$4,580	$3,400	$175,113
Finance obligations - VICI Properties, Inc. subsidiaries (2)	1,161,675	23,146	51,324	52,484	1,034,721
Finance lease obligations	224	137	67	20	—
Operating lease obligations	49,097	5,679	10,232	6,816	26,370
Other contingencies (3)	476	—	—	—	—
Unrecorded contractual obligations and contingencies:
Estimated interest payments - long-term debt (4)	88,525	13,021	25,677	25,369	24,458
US Tax Act obligations (5)	948	—	233	715	—
Contractual obligations	$1,494,756	$52,701	$92,113	$88,804	$1,260,662

(1)Represents principal payments only. These amounts do not reflect the impact of future foreign exchange rate changes. The CDR land lease is excluded from long-term debt because we are not obligated to purchase the land. The CDR land lease is accounted for using the financing method, and no principal payments will be made unless the land is purchased. The first option to purchase the land at fair market value is July 1, 2023. See Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(2)Represents minimum payments and estimates based on contingent rental payments due under the Master Lease. Variable payments and index rate adjustments over the minimum amount stated in the Master Lease are not included. See Note 8 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(3)Estimated contingencies related to the CPL contingent liability are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 17 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for further information.

(4)Estimated interest payments are based on principal amounts and expected maturities of long-term debt outstanding as of December 31, 2020 and management’s forecasted rates for our Macquarie Credit Agreement, CDR land lease, CPL credit agreements, UniCredit Loan and CRM credit facility. Estimated interest payments do not reflect the impact of future foreign exchange rate changes. Fixed payments related to the CDR land lease are presented as if we do not elect the purchase options. The table above excludes the variable payments related to the CDR land lease.

(5)Amounts reflect remaining cash payments due for the transition tax. The next payment is due April 15, 2023. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional discussion of the effects of the Tax Act.

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

Critical Accounting Estimates

Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Property and Equipment – We have significant capital invested in our property and equipment, which represented approximately 76% of our total assets as of December 31, 2020. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2020, we believe that our investments in property and equipment are recoverable. For the year ended December 31, 2019, we wrote down the long-lived assets at CCB due to historical and forecast losses at the casino and charged $8.0 million to impairment – intangible and tangible assets on our consolidated statement of (loss) earnings.

Goodwill and Intangible Assets – We test goodwill and indefinite-lived intangible assets for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Our identifiable intangible assets include trademarks, player’s club lists and casino licenses. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. Assessing goodwill and intangible assets for impairment requires significant judgment and involves detailed qualitative and quantitative business-specific analysis and many individual assumptions that may fluctuate between assessments. Our properties’ estimated future cash flows are a primary assumption in the respective impairment analyses. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, growth percentages as well as competitive impacts from current and anticipated competition, operating margins and current regulatory, social and economic climates. The most significant of the assumptions used in our valuations include revenue growth/decline percentages, discount rates, future terminal values and capital expenditure assumptions. These assumptions are developed for each property based on historical trends, the current markets in which they operate and projections of future performance and competition.

We believe we have used reasonable estimates and assumptions to calculate the fair value of our goodwill and indefinite-lived intangible assets; however, these estimates and assumptions could be materially different from actual results. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that could reduce the fair value of our goodwill of intangible assets below the carrying value, we will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value, which may be material.

Our reporting units with goodwill balances as of December 31, 2020 are included within Canada and Poland reportable segments. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values. During 2020, as a result of the COVID-19 pandemic and associated closures of our casinos, we determined that goodwill was impaired related to certain reporting units. For information about the 2020 impairments, see Note 6 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. As of December 31, 2020, the estimated fair value of our CRA reporting unit exceeded its carrying value by 19%. Goodwill related to our CRA reporting unit was $3.9 million as of December 31, 2020. Key assumptions in the valuation of the CRA reporting unit relate to future earnings at CRA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

Our Century Casinos and Casinos Poland trademarks and our casino licenses, with the exception of CPL, are indefinite-lived intangible assets and therefore are not amortized. The fair values are determined primarily using the multi-period excess earnings methodology (“MPEEM”) and the relief from royalty method under the income approach. For information about impairments in 2020 and 2019, see Note 6 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. As of December 31, 2020, the fair value of our indefinite-lived intangible assets at our CSA reporting unit was 2% in excess of its related carrying value. Intangible assets related to our CSA reporting unit were $9.6 million as of December 31, 2020. Key assumptions in the valuation of intangible assets at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

Our casino licenses related to CPL, our Mountaineer trademark and our player’s club lists are finite-lived intangible assets and are amortized over their respective useful lives. Finite-lived intangibles are evaluated for impairment annually or more frequently if necessary. There were no impairment charges recorded for the finite-lived intangible assets for the periods presented in this report.

Income Taxes – The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved or clarified. While we believe that our reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different from the related reserve. Such differences could materially increase or decrease our income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. To the extent we determine that we will not realize the benefit of some or all of the deferred tax assets, then these assets will be adjusted through our provision for income taxes in the period in which this determination is made.  The Tax Act created a new requirement that certain income, such as global intangible low-taxed income (“GILTI”), earned by a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s US shareholder, effective in 2018. We have elected to account for GILTI in the year the tax is incurred as a current period expense and recorded net tax expense of $0.5 million and less than $0.1 million for the years ended December 31, 2019 and 2018, respectively. We did not record a net tax expense related to GILTI for the year ended December 31, 2020.

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

Business Combinations – In accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), the Acquisition was recorded using the acquisition method of accounting. We include the operating results of the Acquired Casinos from the date of acquisition. We recognize and measure the identifiable assets acquired, liabilities assumed and any non-controlling interest acquired at fair value at the acquisition date. The valuation of intangible assets requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other things. If the subsequent projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. The valuation of intangible assets was determined using an income approach methodology. Our key assumptions used in valuing the intangible assets included projected future revenues, customer attrition rates and market recognition. The excess of total consideration transferred over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. Costs incurred as the result of the Acquisition other than costs related to the issuance of debt were recorded in the period the costs were incurred.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2020. The majority of our $184.6 million face value of debt outstanding as of December 31, 2020 is variable-rate debt. Each one percentage point change associated with the variable rate debt would result in a $0.7 million change to our annual cash interest expenses.

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

The majority of our foreign currency exposure is related to the US dollar versus the Canadian dollar and the Polish zloty. The assets and liabilities of our foreign subsidiaries that are measured in foreign currencies are translated at the applicable period-end exchange rate on our consolidated balance sheets. The resulting translation adjustment is included in accumulated other comprehensive loss as a component of shareholders’ equity. During the years ended December 31, 2020 and 2019, the change in the relative value of the US dollar against all foreign currencies in which our foreign subsidiaries operate resulted in a $3.4 million and $5.0 million decrease in accumulated other comprehensive loss within shareholder’s equity, respectively.

We translate revenue and expenses at each period’s average exchange rate on our consolidated statement of (loss) earnings and the gains and losses from translation are included in the results of operations as incurred. A depreciation in the value of the US dollar in relation to all foreign currencies in which our foreign subsidiaries operate would increase the earnings from our foreign operations when translated into US dollars. The timing of the changes in the relative value of the US dollar combined with the operations that are impacted by that change can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our earnings from operations. In 2020, losses from operations were ($6.6) million. For the year ended December 31, 2020, a 10% depreciation in the value of the US dollar relative to the Canadian dollar and the Polish zloty would have resulted in an increase in losses from operations of less than ($0.1) million.

As of December 31, 2020, our debt is primarily held in US dollars.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Century Casinos, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 11, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 11, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our Co-Chief Executive Officers, our Principal Financial Officer and our Principal Accounting Officer. A complete text of this Code of Business Conduct and Ethics is available on our web site (www.cnty.com/investor/governance/facts-overview). Any future amendments to or waivers of the Code of Business Conduct and Ethics will be posted to the Corporate Governance section of our web site.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference. Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2020 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,965,271 (2)	$5.21 (3)	2,737,781
Equity compensation plans not approved by security holders	—	—	—
Total	1,965,271	$5.21	2,737,781

(1)These plans consist of the 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which expired in June 2015, and the 2016 Equity Incentive Plan (the “2016 Plan”), which was approved by our stockholders on June 9, 2016.

(2)As of December 31, 2020, there were (i) 1,203,052 shares of our common stock issuable upon exercise of outstanding options issued under the 2005 Plan, (ii) 75,000 shares of our common stock issuable upon exercise of outstanding options issued under the 2016 Plan, and (iii) 687,219 performance stock units (the “PSUs”) issued under the 2016 Plan that, if and when vested, will be settled in shares of our common stock. The amount reported in the table assumes target level performance for the PSUs. Assuming maximum level performance for the PSUs, the number of shares of common stock would increase by 687,219.

(3)The weighted-average exercise price relates only to outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

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

(3) Articles of Incorporation and Bylaws
3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4) Instruments defining the rights of security holders, including indentures
4.1	Description of Securities, is hereby incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 13, 2020.
4.2	Form of Indenture – Senior Debt Securities is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed with the SEC on July 7, 2020.
4.3	Form of Indenture – Subordinated Debt Securities is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on July 7, 2020.
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

10.18A

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

10.18B

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

10.18C

Amendment No. 3 to Credit Agreement, dated as of December 15, 2020, among the Company, as borrower, the Company’s subsidiaries party thereto, and Macquarie Capital Funding LLC, as administrative agent, collateral agent and Lender, is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2020.

10.19

Lease, dated as of December 6, 2019, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019.

10.20*	Form of Century Casinos, Inc. Option Agreement is hereby incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 13, 2020.
(21) Subsidiaries of the Registrant
21†	Subsidiaries of the Registrant
(23) Consents of Experts and Counsel
23†	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
23.1†	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1†	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3†	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(32) Section 1350 Certifications
32.1††	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2††	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3††	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
(99) Additional Exhibits
99.1†	Governmental Regulation and Licensing

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

Date: March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2021.

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

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Century Casinos, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of (loss) earnings, comprehensive loss, equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Other Indefinite-Lived Intangible Assets Impairment Analysis – Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau, Century Casino Caruthersville and Century Casino St. Albert reporting units

The Company’s consolidated goodwill and other indefinite-lived intangible assets balances were $10.9 million and $31.8 million, respectively, as of December 31, 2020. The Company’s evaluation of goodwill and other indefinite-lived intangible assets for impairment involves comparing the estimated fair value of each reporting unit and other indefinite-lived intangible asset to its respective carrying value. If the carrying value exceeds the estimated fair value, an impairment loss is recorded for the difference. The Company recorded a non-cash impairment loss of $34.1 million related to the aforementioned reporting units during the year ended December 31, 2020.

We identified the goodwill and other indefinite-lived intangible assets impairment analysis, for the aforementioned reporting units, as a critical audit matter because management’s impairment analysis involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of each reporting unit and indefinite-lived intangible asset. In particular, the fair value estimate was sensitive to significant assumptions, such as forecasted revenue, EBITDA, discount rates and the impact of the coronavirus pandemic on these assumptions.

-F2-

Our audit procedures related to goodwill and other indefinite-lived intangible assets impairment analysis, of the aforementioned reporting units, included the following among others. We tested the design and operating effectiveness of the Company’s internal controls over goodwill and other indefinite-lived intangible assets impairment assessment process, including evaluation of the valuation models and significant assumptions used. We tested the forecasted revenue and EBITDA by assessing the reasonableness of management’s forecasts compared to current results and forecasted industry trends. With the assistance of our valuation specialists, we assessed the discount rates.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

Southfield, Michigan
March 11, 2021

-F3-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Century Casinos, Inc.
Colorado Springs, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of (loss) earnings, comprehensive (loss) income, equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
March 12, 2020

We served as the Company's auditor from 2013 to 2020.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$63,413	$54,754
Receivables, net	8,237	11,371
Prepaid expenses	12,021	10,379
Inventories	1,660	2,046
Other current assets	1,020	816
Assets held for sale	8,271	—
Total Current Assets	94,622	79,366

Property and equipment, net	485,248	503,933
Leased right-of-use assets, net	34,074	37,040
Goodwill	10,901	32,936
Intangible assets, net	52,758	67,061
Deferred income taxes	861	2,447
Cost investment	—	1,000
Note receivable, net of current portion and unamortized discount	381	423
Deposits and other	1,915	2,694
Total Assets	$680,760	$726,900

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$10,718	$3,157
Current portion of operating lease liabilities	4,327	4,235
Current portion of finance lease liabilities	131	161
Accounts payable	12,857	5,200
Accrued liabilities	12,486	21,707
Accrued payroll	8,402	13,201
Taxes payable	10,766	8,575
Contingent liability (Note 17)	476	334
Total Current Liabilities	60,163	56,570

Long-term debt, net of current portion and deferred financing costs (Note 7)	173,832	175,806
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 8)	278,940	275,605
Operating lease liabilities, net of current portion	32,277	42,942
Finance lease liabilities, net of current portion	83	217
Taxes payable and other	5,608	2,672
Deferred income taxes	2,874	1,013
Total Liabilities	553,777	554,825
Commitments and Contingencies (Note 17)

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2020	2019
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,575,962 and 29,500,327 shares issued and outstanding	296	295
Additional paid-in capital	115,570	115,784
Retained earnings	8,667	56,669
Accumulated other comprehensive loss	(6,379)	(9,442)
Total Century Casinos, Inc. Shareholders' Equity	118,154	163,306
Non-controlling interests	8,829	8,769
Total Equity	126,983	172,075
Total Liabilities and Equity	$680,760	$726,900

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2020	2019	2018
Operating revenue:
Gaming	$253,281	$176,866	$140,301
Hotel	5,910	2,521	1,986
Food and beverage	16,194	20,022	15,742
Other	28,883	18,818	10,909
Net operating revenue	304,268	218,227	168,938
Operating costs and expenses:
Gaming	131,563	92,749	73,328
Hotel	2,125	906	727
Food and beverage	15,962	19,482	15,854
General and administrative	99,547	82,980	60,194
Depreciation and amortization	26,534	10,843	9,399
Impairment - intangible and tangible assets	35,121	16,486	—
(Gain) on sale of casino operations (Note 1)	(6,457)	—	—
Total operating costs and expenses	304,395	223,446	159,502
(Loss) earnings from equity investment	—	(1)	23
(Loss) earnings from operations	(127)	(5,220)	9,459
Non-operating income (expense):
Interest income	6	21	103
Interest expense	(43,104)	(8,250)	(4,217)
(Loss) gain on foreign currency transactions, cost recovery income and other	(63)	1,482	578
Non-operating (expense) income, net	(43,161)	(6,747)	(3,536)
(Loss) earnings before income taxes	(43,288)	(11,967)	5,923
Income tax expense	(4,848)	(4,174)	(1,917)
Net (loss) earnings	(48,136)	(16,141)	4,006
Net loss (earnings) attributable to non-controlling interests	134	(3,014)	(612)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(48,002)	$(19,155)	$3,394

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(1.62)	$(0.65)	$0.12
Diluted	$(1.62)	$(0.65)	$0.11
Weighted average shares outstanding - basic	29,559	29,452	29,401
Weighted average shares outstanding - diluted	29,559	29,452	29,962

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year
	ended December 31,
Amounts in thousands	2020	2019	2018

Net (loss) earnings	$(48,136)	$(16,141)	$4,006

Other comprehensive (loss) income
Foreign currency translation adjustments	3,415	4,975	(8,960)
Other comprehensive income (loss)	3,415	4,975	(8,960)
Comprehensive loss	$(44,721)	$(11,166)	$(4,954)

Comprehensive (loss) income attributable to non-controlling interests
Net loss (earnings) attributable to non-controlling interests	134	(3,014)	(612)
Foreign currency translation adjustments	(352)	(174)	844
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(44,939)	$(14,354)	$(4,722)

See notes to consolidated financial statements.

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	For the year
	ended December 31,
Amounts in thousands, except for share information	2020	2019	2018
Common Stock
Balance, beginning of period	$295	$294	$294
Exercise of options	—	1	—
Performance stock unit issuance	1	—	—
Balance, end of period	296	295	294

Additional Paid-in Capital
Balance, beginning of period	$115,784	$114,214	$113,068
Amortization of stock-based compensation	(214)	1,303	868
Incremental costs of common stock issuance	—	—	(59)
Exercise of options	—	267	337
Balance, end of period	115,570	115,784	114,214

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(9,442)	$(14,243)	$(6,127)
Foreign currency translation adjustment	3,063	4,801	(8,116)
Balance, end of period	(6,379)	(9,442)	(14,243)

Retained Earnings
Balance, beginning of period	$56,669	$76,056	$72,662
Net (loss) earnings	(48,002)	(19,155)	3,394
Cumulative effect of accounting change (1)	—	(232)	—
Balance, end of period	8,667	56,669	76,056

Total Century Casinos, Inc. Shareholders' Equity	$118,154	$163,306	$176,321

Noncontrolling Interests
Balance, beginning of period	$8,769	$7,062	$7,421
Net (loss) earnings	(134)	3,014	612
Foreign currency translation adjustment	352	174	(844)
Distribution to non-controlling interest	(158)	(989)	(572)
Cumulative effect of accounting change (1)	—	(49)	—
Changes in non-controlling interest (2)	—	(443)	445
Balance, end of period	8,829	8,769	7,062

Total Equity	$126,983	$172,075	$183,383

Common shares issued	75,635	61,148	79,359

(1)In January 2019, the Company recognized the cumulative effect of the accounting change related to the adoption of Accounting Standards Update 2016-09. See Note 11 of the consolidated financial statements for further details on the adoption of this accounting standard.

(2)In May 2019, the Company sold its interest in Golden Hospitality Limited (“GHL”) to the unaffiliated shareholders of GHL resulting in a $0.4 million decrease to non-controlling interests on the Company’s consolidated balance sheet as of December 31, 2019. In July 2019, the Company purchased the remaining 25% non-controlling interest in Century Bets!, Inc. resulting in a less than $0.1 million decrease to non-controlling interest on the Company’s consolidated balance sheet as of December 31, 2019. In April 2018, non-controlling shareholders purchased a 49% interest in GHL resulting in a $0.4 million increase to non-controlling interest on the Company’s consolidated balance sheet as of December 31, 2018.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2020	2019	2018

Cash Flows provided by Operating Activities:
Net (loss) earnings	$(48,136)	$(16,141)	$4,006
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	26,534	10,843	9,399
Lease amortization	3,661	5,904	—
Loss on disposition of fixed assets	24	902	1,299
Adjustment of contingent liability (Note 17)	51	(484)	125
Unrealized loss on interest rate swaps	—	169	87
Amortization of stock-based compensation expense	(214)	1,303	868
Amortization of deferred financing costs and discount on note receivable	1,614	551	122
Impairment (Note 4, Note 5 and Note 6)	35,121	16,486	—
Gain on deconsolidated subsidiary, excluding cash (Note 1)	(7,848)	—	—
Gain on sale of operations (Note 1)	(6,457)	—	—
Deferred taxes	3,448	110	(22)
Other	1	17	(23)
Changes in Operating Assets and Liabilities:
Receivables, net	2,502	(1,462)	836
Prepaid expenses and other assets	(1,250)	(4,492)	(1,674)
Accounts payable	4,640	(4,319)	1,533
Other current and long-term liabilities	(4,201)	5,417	4,189
Inventories	349	(80)	(202)
Other operating liabilities	—	(1,282)	1,636
Accrued payroll	(4,970)	2,819	703
Taxes payable	4,136	2,519	446
Contingent liability payment	—	—	(999)
Net cash provided by operating activities	9,005	18,780	22,329

Cash Flows used in Investing Activities:
Purchases of property and equipment	(10,705)	(24,038)	(56,774)
Acquisition of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville (Note 3)	(1,157)	(96,629)	—
Acquisition of non-controlling interest of Century Bets!, Inc. (Note 1)	—	(44)	—
Acquisition of Golden Hospitality Ltd., net of $0.2 million cash acquired (Note 1 and Note 4)	—	—	(337)
Investment in Minh Chau Ltd. (Note 1 and Note 4)	—	—	(640)
Proceeds from disposition of assets	—	—	19
Proceeds from Century Casino Calgary Sale (net of $0.9 million cash assumed by buyer) (Note 1)	6,575	—	—
Note receivable proceeds	—	25	—
Net cash used in investing activities	(5,287)	(120,686)	(57,732)

-F10-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
Amounts in thousands	2020	2019	2018

Cash Flows provided by Financing Activities:
Proceeds from borrowings	17,351	186,217	16,192
Principal payments	(13,188)	(61,546)	(8,339)
Payment of deferred financing costs	(876)	(10,080)	(395)
Distribution to non-controlling interest	(158)	(989)	(642)
Proceeds from exercise of stock options	—	267	337
Net cash provided by financing activities	3,129	113,869	7,153

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$1,190	$(2,607)	$(1,910)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$8,037	$9,356	$(30,160)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$55,640	$46,284	$76,444
Cash, Cash Equivalents and Restricted Cash at End of Period	$63,677	$55,640	$46,284

Supplemental Disclosure of Cash Flow Information:
Interest paid	$38,832	$6,500	$4,361
Income taxes paid	$2,607	$3,019	$2,794
Income tax refunds	$1,242	$—	$—

Non-Cash Investing Activities:
Purchase of property and equipment on account	$867	$1,140	$2,563

See notes to consolidated financial statements.

-F11-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of December 31, 2020 are detailed below.

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

•Mountaineer Casino, Racetrack & Resort in New Cumberland, West Virginia (“Mountaineer” or “MTR”) (1)

•The Century Casino Cape Girardeau, Missouri (“Cape Girardeau” or “CCG”) (1)

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)

•The Century Casino St. Albert in St. Albert, Alberta, Canada (“CSA”); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”)

(1)VICI Properties Inc. (“VICI PropCo”) owns the real estate assets.

On December 1, 2020, the Company sold the casino operations of Century Casino Calgary (“CAL”). The Company continues to operate Century Sports, a sports bar, bowling and entertainment facility located on the property. In addition, the Company leases the underlying real estate to the purchaser. See below in Note 1 for additional information about CAL.

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

•The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). As of December 31, 2020, CPL owned eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. The Company was in preliminary discussions with Totalizator Sportowy, Poland’s state-run gambling operator, regarding a potential sale of its interests in Casinos Poland; however, discussions have been suspended and may not resume.

-F12-

The Company has the following concession, management and consulting service agreements:

•As of December 31, 2020, the Company had a concession agreement with TUI Cruises to operate four ship-based casinos. The ship-based casinos are not operating due to the coronavirus (“COVID-19”) pandemic. The agreement ends in June 2022.

•The Company, through its subsidiary CRM, has a 7.5% ownership interest in Mendoza Central Entretenimientos S.A, an Argentina company (“MCE”). In addition, CRM and MCE have entered into a consulting services agreement pursuant to which CRM provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). In March 2020, the Company impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE due to assessments made related to the impact of COVID-19 on MCE. See Note 4 for additional information regarding MCE.

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

Recent Developments Related to COVID-19

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic had an adverse effect on the Company’s 2020 results of operations and financial condition, and the Company expects this situation will continue to have an adverse impact on its results into 2021. The duration and impact of the COVID-19 pandemic otherwise remains uncertain. The table below provides a summary of the time periods in which the Company closed its casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19.

Operating Segment	Closure Date	Reopen Date	Gaming Floor Open
Colorado	March 17	June 15 and June 17	82% (1)
Missouri	March 17	June 1	94%
West Virginia	March 17	June 5	85%
Edmonton	March 17	June 13	71% (2)
	December 13	Currently Closed
Calgary	March 17	June 13	71% (2)
	December 13	Currently Closed
Poland	March 13	May 18	69% (3)
	December 29	February 12, 2021

(1)CRC’s slot floor is fully open. CTL’s slot floor is 71% open due to a county variance requiring every other machine to be powered off. Table games at CRC were closed from June to December 2020. Table games at CTL were closed from June to September 2020 and closed again in December 2020. When table games at CTL were open, there were restrictions on the number of gaming positions. CRC and CTL reopened table games in February 2021 with restrictions on the number of gaming positions.

(2)Percentage of the gaming floor open prior to the closure in December 2020. Prior to the second closure in December 2020, slot floors were open with restrictions on the number of slot machines operating. Table games were opened from September 2020 to November 2020 with restrictions on the number of gaming positions.

(3)CPL’s slot floors are fully open. Table games are open with restrictions on the number of gaming positions.

The Company’s casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operation.

-F13-

The Company continues to monitor its liquidity in light of the uncertainty resulting from COVID-19. The Company plans to continue to reduce marketing and operational expenditures where possible. The Company’s 2021 planned capital expenditure projects will be evaluated throughout the year and postponed to 2022 if necessary and permitted under its agreements. In March 2020, as a proactive measure to increase its cash position and preserve financial flexibility, the Company borrowed an additional $9.95 million on its revolving credit facility (the “Revolving Facility”) under its credit facility (“Macquarie Credit Agreement”) with Macquarie Capital (“Macquarie”) and $7.4 million on its credit agreement with UniCredit Bank Austria AG (“UniCredit”). The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that the Company cash collateralized. See Note 7 for further discussion of the Macquarie Credit Agreement and the UniCredit credit agreement, including discussion of an amendment to the Macquarie Credit Agreement that, among other things, waives compliance with a financial covenant under the Macquarie Credit Agreement.

The Company cannot predict the negative impacts that the failure to suppress the spread of COVID-19 will have on its consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had and will continue to have a material impact on the Company. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19 and the requirements of health and safety protocols are expected to continue to have a material impact on the Company.

Other Developments

Century Casino Calgary

On August 5, 2020, the Company announced that it had entered into a definitive agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The Company received the CAD 10.0 million at the execution of the definitive agreement. The sale transaction closed on December 1, 2020. The Company recognized a gain on the sale of the casino operations of CAD 8.4 million ($6.5 million based on the exchange rate in effect on December 1, 2020), after giving effect to working capital and other adjustments. The Company continues to operate Century Sports, a sports bar, bowling and entertainment facility, and owns the underlying real estate. Century Sports is included in the Canada reportable segment. In December 2020, the Company entered into a three year lease agreement with the purchaser of the casino operations for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on December 31, 2020). In December 2020, the Company began to market the sale of the land and building that it owns in Calgary. The Company leases a portion of the land and building to the new owner of the casino. The sale is expected to occur by the end of 2021. As of December 31, 2020, the held for sale assets include $4.7 million in land and $3.5 million in buildings and improvements, net of accumulated depreciation.

Century Casino Bath

In March 2020, Century Casino Bath was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. Under Accounting Standards Codification (“ASC”) 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, when a subsidiary is in legal reorganization or files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. The Company will not regain control of CCB and determined that it was appropriate to deconsolidate CCB effective as of May 6, 2020. As a result of the deconsolidation, the Company recognized a gain of $7.4 million in general and administrative expenses on its consolidated statement of (loss) earnings for the year ended December 31, 2020. Prior to the deconsolidation, the Company impaired the assets related to CCB and wrote-down $16.5 million during the fourth quarter of 2019.

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

-F14-

Reclassifications – Certain prior period amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and the accompanying notes thereto.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”). The objective of ASU 2020-10 is to ensure that all guidance that requires or provides for an option to provide information in the notes to financial statements is codified in the disclosure section of the codification, reducing the likelihood that a disclosure requirement is missed. ASU 2020-10 also clarified guidance so that it is applied more consistently. The guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-10 on January 1, 2020. The adoption of the standard did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Pending Adoption – The Company has not yet adopted the following accounting pronouncements as of December 31, 2020:

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

-F15-

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited consolidated financial statements or notes thereto.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	December 31,	December 31,
Amounts in thousands	2020	2019
Cash and cash equivalents	$63,413	$54,754
Restricted cash included in deposits and other	264	886
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$63,677	$55,640

For the year ended December 31, 2020, restricted cash included $0.2 million in deposits related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits related to an insurance policy. For the year ended December 31, 2019, restricted cash included $0.6 million in deposits and other related to a cash guarantee for the Company’s CRM credit agreement, $0.3 million in deposits related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits related to an insurance policy.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high quality financial institutions in order to minimize its credit risk.

Accounts Receivable – Accounts receivables are expected to be collected within six months of the maturity date. Receivables not collected within that time frame are written down to the allowance for doubtful accounts and further written off after one year if not collected.

Inventories – Inventories, which consist primarily of food, beverage, retail merchandise and operating supplies, are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method.

Property and Equipment – Property and equipment are stated at cost. Costs of major improvements are capitalized, and costs of normal repairs and maintenance are charged to expense as incurred. Depreciation of assets in service is determined using the straight-line method over the estimated useful lives of the assets. Estimated service lives used are as follows:

Buildings and improvements	5 – 39 years
Gaming equipment	3 – 7 years
Furniture and non-gaming equipment	3 – 7 years

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. See Note 5 for additional information about the Company’s property and equipment, including the impairment recorded in the year ended December 31, 2019.

Goodwill – Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Note 6 for additional information about the Company’s goodwill, including the impairments recorded in the year ended December 31, 2020.

Intangible Assets – Identifiable intangible assets include trademarks, player’s club lists and casino licenses. The Company has determined that the trademarks and casino licenses, with the exception of the trademark related to MTR and the casino licenses related to CPL, are indefinite-lived intangible assets and are therefore not amortized. The Company’s casino licenses related to CPL, the trademark related to MTR and the player’s club lists are finite-lived intangible assets and are amortized over their respective useful lives. See Note 6 for additional information about the Company’s intangible assets, including the impairments recorded in the years ended December 31, 2020 and 2019.

-F16-

Financing Obligation with VICI PropCo – The Company and subsidiaries of VICI PropCo entered into a triple net lease agreement (the “Master Lease”) concurrently with the Acquisition. The Master Lease was evaluated as a sale-leaseback of real estate. The Company determined that the Master Lease did not qualify for sale-leaseback accounting and accounted for the transaction as a financing obligation based on the fair value of the real estate assets subject to the Master Lease (see Note 8). As a financing obligation, the Company continues to reflect the real estate assets on its consolidated balance sheets as if the Company were the legal owner and continues to recognize depreciation expense over the estimated useful lives. The Company does not recognize rent expense related to these leased assets; instead, a portion of the periodic payment under the Master Lease is recognized as interest expense with the remainder of the payment reducing the failed sale-leaseback financing obligation using the effective interest method. In the initial periods, cash payments are less than the interest expense recognized in the consolidated statements of (loss) earnings, which causes the financing obligation to increase during the initial years of the lease term.

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

The exchange rates to the US dollar used to translate balances for the reported periods are as follows:

	As of December 31,	As of December 31,
Ending Rates	2020	2019
Canadian dollar (CAD)	1.2732	1.2988
Euros (EUR)	0.8157	0.8906
Polish zloty (PLN)	3.7136	3.7873
British pound (GBP)	0.7325	0.7563

	For the year
	ended December 31,			% Change
Average Rates	2020	2019	2018	2020/2019	2019/2018
Canadian dollar (CAD)	1.3412	1.3268	1.2960	(1.1%)	(2.4%)
Euros (EUR)	0.8776	0.8934	0.8473	1.8%	(5.4%)
Polish zloty (PLN)	3.8989	3.8378	3.6103	(1.6%)	(6.3%)
British pound (GBP)	0.7798	0.7836	0.7497	0.5%	(4.5%)
Source: Pacific Exchange Rate Service

Comprehensive Loss – Comprehensive loss includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Revenue Recognition – The Company’s performance obligations related to contracts with customers consist of the following:

Gaming

The majority of the Company’s revenue is derived from gaming transactions involving wagers wherein, upon settlement, the Company either retains the customer’s wager, or returns the wager to the customer. Gaming revenue is reported as the net difference between wins and losses. Gaming revenue is reduced by the incremental amount of unpaid progressive jackpots in the period during which the jackpot increases and the dollar value of points earned through tracked play. In Canada, gaming revenue is also reduced by amounts retained by the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”) and Horse Racing Alberta (“HRA”). Performance obligations are satisfied upon completion of the wager with liabilities recognized for points earned through play. The Company offers lines of credit to customers at select locations; the lines of credit are short-term in nature.

-F17-

Hotel accommodations and food and beverage furnished without charge, coupons and downloadable credits provided to customers to entice play are considered marketing incentives to induce play and are presented as a reduction to gaming revenue at their retail value on the date of redemption. Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The value of the points is offset against the revenue in the period in which the points were earned. Marketing incentives and player club points provided to gaming customers allocated to gaming revenue were $30.3 million, $15.3 million and $11.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company records a liability based on the redemption value of the player club points earned with an estimate for breakage, and records a corresponding reduction in gaming revenue. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets.

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

Sports Betting

Sports betting revenue involves wagers on sporting events. The Company has partnered with sports betting operators at its Colorado and West Virginia casinos. The Company receives a share of net gaming revenue and a minimum revenue guarantee each year from the sports betting operators.

Management and Consulting Fees

Revenue from the Company’s consulting services agreement with MCE is recorded monthly as services are provided. Payments are typically due within 30 days of the month to which the services relate. The agreed upon price in the contract does not contain variable consideration. The Company did not incur any costs to obtain its current agreements with MCE.

Promotional Allowances –The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. For the years ended December 31, 2020, 2019, and 2018, the estimated direct cost of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2020	2019	2018
Hotel	$248	$77	$49
Food and beverage	1,775	1,472	1,159
	$2,023	$1,549	$1,208

-F18-

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is reduced by points not expected to be redeemed (breakage) and included in accrued liabilities on the Company’s consolidated balance sheets. The outstanding balance of this liability on the Company’s consolidated balance sheet was $1.0 million as of December 31, 2020 and $1.4 million as of December 31, 2019.

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

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $2.6 million, $3.4 million and $2.2 million in the years ended December 31, 2020, 2019 and 2018, respectively, and are included in gaming expenses on the Company’s consolidated statement of (loss) earnings.

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

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2020	2019	2018
Weighted average common shares, basic	29,559	29,452	29,401
Dilutive effect of stock options	—	—	561
Weighted average common shares, diluted	29,559	29,452	29,962

The following stock options are anti-dilutive and have not been included in the weighted-average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2020	2019	2018
Stock options	1,272	1,630	69

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

-F19-

Government Wage Subsidies – In April 2020, the Canadian government enacted the Canada Emergency Wage Subsidy as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. The Company elected to treat qualified government subsidies for the Canada segment as offsets to the related operating expenses. During the year ended December 31, 2020, qualified payroll credits reduced the Canada segment’s operating expenses by CAD 7.4 million ($5.5 million based on the exchange rate in effect on December 31, 2020). Wage credits and subsidies were also offered by the US and Polish governments but were immaterial.

3. ACQUISITIONS

On December 6, 2019, the Company completed the Acquisition of the operations of the Acquired Casinos from Eldorado Resorts. Immediately prior to the Acquisition, the real estate assets underlying the Acquired Casinos were sold to an affiliate of VICI PropCo. On the closing date, certain subsidiaries of the Company and subsidiaries of VICI PropCo entered into a triple net lease agreement (the “Master Lease”) for the three Acquired Casino properties. The Master Lease has an initial term of 15 years, with four five year renewal options. The Master Lease was evaluated as a sale-leaseback of real estate. The Company determined that the Master Lease did not qualify for sale-leaseback accounting and accounted for the transaction as a financing obligation. See Note 8 for additional information about the Master Lease.

The Company paid for the Acquisition using a portion of the $180.0 million credit facility from Macquarie (see Note 7). The total consideration of $389.6 million (the “Purchase Price”) for the Acquisition was paid through the Macquarie Credit Agreement and by VICI PropCo in connection with its purchase of the real estate assets underlying the Acquired Casinos.

In connection with the Acquisition, the Company made an initial payment to the seller of $110.7 million on December 6, 2019. This amount included a base price of $107.2 million plus an adjustment based on the estimated working capital of the acquired entities at closing. The Company paid $1.2 million on May 22, 2020 related to the working capital adjustment.

As of December 6, 2019, the Company began consolidating the Acquired Casinos as wholly-owned subsidiaries. CCG contributed $49.5 million in net operating revenue and ($22.8) million in net losses attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2020 and $4.6 million in net operating revenue and $0.6 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019. CCV contributed $30.0 million in net operating revenue and ($8.5) million in net losses attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2020 and $2.8 million in net operating revenue and $0.4 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019. MTR contributed $90.2 million in net operating revenue and ($5.9) million in net losses attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2020 and $8.7 million in net operating revenue and $0.4 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019.

The Company accounted for the Acquisition as a business combination, and accordingly, the acquired assets of $379.8 million (including $13.9 million in cash and restricted cash) and liabilities of $287.9 million were included in the Company’s consolidated balance sheet at December 6, 2019. The Acquisition leverages the Company’s management specialties and expertise in the gaming industry, expands the Company’s casino offerings into each of the three new markets and creates operational synergies. The Acquisition generated $19.8 million of tax deductible goodwill for the Company’s United States segment attributable to the business expansion opportunity for the Company (see Note 5).

The fair value of the assets acquired and liabilities assumed (excluding cash and restricted cash received) was determined to be $97.8 million. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

•multi-period excess earnings method;

•cost method;

•capitalized cash flow method;

•relief from royalty method;

•discounted cash flow method; and

•direct market value approach.

Both the income and market approach valuation methodologies used for the identifiable net assets acquired in the Acquisition used Level 3 inputs.

-F20-

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

The fair value of the customer relationships from the player’s club lists was determined using the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The present value difference in the two cash flow streams is ascribable to the intangible asset. The Company has assigned a seven year useful life to the player loyalty programs based on estimated revenue attrition among the player’s club members, based on each property’s historical operations as estimated by management.

The fair value of the trade names was determined using the relief from royalty method. The relief from royalty method presumes that, without ownership of the asset, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, the Company avoids any such payments and records the related intangible value of the trade name. The primary assumptions in the valuation included projected revenue, a pre-tax royalty rate, the trade name’s useful life, and tax expense. The Company has assigned the Mountaineer trade name a 10 year useful life after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name.

-F21-

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

Details of the Acquisition in the table below are based on the fair values of assets and liabilities as of December 6, 2019. The Acquisition was accounted for using the acquisition method of accounting. The measurement period to make any adjustment to the fair value of the assets and liabilities recognized as a result of the Acquisition ended on December 6, 2020, one year after the date of the Acquisition. The Company adjusted the goodwill recognized as a result of the Acquisition due to changes in the working capital estimates made during the year ended December 31, 2020.

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

(1)See Note 8 for additional information about the Master Lease.

The following table details the purchase consideration net cash outflow.

Amounts in thousands
Outflow of cash to acquire subsidiaries, net of cash acquired
Cash consideration	$111,728
Less: cash and restricted cash balances acquired	(13,942)
Net cash used in investing activities	$97,786

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.3 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively, in connection with the Acquisition. These costs include investment banking, legal and accounting fees and have been recorded as general and administrative expenses in the Corporate and Other segment.

-F22-

Ancillary Agreements

In connection with the Acquisition, the Company and the sellers entered into a transition services agreement, under which the sellers agreed to provide the Company with certain transitional services following the Acquisition. The agreement compensated the sellers for services following the Acquisition as performed by employees at stated hourly rates. Fees incurred under the agreement recorded as general and administrative expenses in the Corporate and Other segment amounted to $0.4 million and less than $0.1 million during the years ended December 31, 2020 and 2019, respectively, and in the United States segment amounted to $0.2 million during the year ended December 31, 2020. The Company does not anticipate any additional transitional services will be provided by the sellers.

Acquisition-Related Contingencies

Each of the acquired entities is a party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before December 6, 2019. Estimated losses have been accrued as of the Acquisition date for these proceedings in accordance with ASC Topic 450, Contingencies (“ASC 450”), which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition, and those estimated losses are not expected to have a material impact on its results of operations. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. The Company accrued $0.6 million related to these contingencies to accrued liabilities on its consolidated balance sheet as of December 31, 2020.

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

	For the year ended	For the year ended
Amounts in thousands, except for per share information	December 31, 2019	December 31, 2018
Net operating revenue	$422,716	$388,102
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(13,588)	$2,268
Basic and diluted (loss) earnings per share	$(0.46)	$0.06

4.   INVESTMENTS

Cost Investment

Mendoza Central Entretenimientos S.A.

In October 2014, CRM entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CRM purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CRM is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina that is owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CRM appointed one director to MCE’s board of directors.

In March 2020, the Company assessed the MCE investment due to COVID-19. Casino de Mendoza, MCE’s only customer, was temporarily closed in March 2020. The investment was valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in no value, and (ii) a value in exchange basis which resulted in no value due to the circumstances of COVID-19. The Company charged $1.0 million to impairment – intangible and tangible assets in the Corporate and Other segment on the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2020. Casino de Mendoza has not yet reopened.

Equity Investment

Minh Chau Ltd.

-F23-

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

5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2020 and 2019 consisted of the following:

	December 31,
Amounts in thousands	2020	2019
Land	$49,928	$49,369
Buildings and improvements	448,574	450,549
Gaming equipment	40,062	38,016
Furniture and non-gaming equipment	44,817	42,162
Property and equipment held under finance leases (Note 10)	552	731
Capital projects in process	855	2,065
	$584,788	$582,892
Less: accumulated depreciation	(91,269)	(78,959)
Less: held for sale assets	(8,271)	—
Property and equipment, net	$485,248	$503,933

Depreciation expense was $22.9 million, $10.1 million and $9.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During the year ended December 31, 2019, the Company wrote down the leasehold improvements and other assets at CCB based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England. The assets were valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in negative value, and (ii) a value in exchange basis which resulted in no value for the assets due to the market for gaming in the United Kingdom. As a result of the valuation, the Company charged $8.0 million to impairment – intangible and tangible assets in the Corporate and Other segment on the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2019. No long-lived asset impairment charges were recorded for the years ended December 31, 2020 and 2018.

In December 2020, the Company began to market the sale of the land and building that it owns in Calgary, Alberta, Canada. The Company currently operates Century Sports from this location and leases a portion of the land and building. The sale is expected to occur by the end of 2021. The held for sale assets include $4.7 million in land and $3.5 million in building and improvements, net of accumulated depreciation.

-F24-

6.  GOODWILL AND INTANGIBLE ASSETS

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of December 31, 2020 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the MPEEM and the relief from royalty method under the income approach.

During the first quarter of 2020, as a result of the COVID-19 pandemic and associated closure of its casinos, the Company concluded these triggering events could indicate possible impairment of its goodwill and indefinite-lived intangible assets. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill and casino licenses related to certain reporting units were impaired. During the second quarter of 2020, the Company paid an additional $1.2 million related to the working capital adjustment for the Acquisition that resulted in additional goodwill. This amount was subsequently impaired in the same period. The Company recorded $34.1 million to impairment – intangible and tangible assets on its consolidated statement of (loss) earnings for the year ended December 31, 2020 related to the impairment of its goodwill and casino licenses for certain reporting units. The impairment analysis required management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

The Company impaired the casino license at Century Casino Bath in December 2019 based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the regulatory environment for casinos in England. As a result, the Company impaired $1.2 million related to the CCB license and recorded it to impairment – intangible and tangible assets in the Corporate and Other segment on the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2019.

-F25-

Goodwill

Changes in the carrying value of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2019	$—	$7,188	$6,805	$13,993
Acquisitions	18,629	—	—	18,629
Currency translation	—	362	(48)	314
Gross carrying value December 31, 2019	18,629	7,550	6,757	32,936
Acquisitions	1,157	—	—	1,157
Currency translation	—	(165)	134	(31)
Gross carrying value December 31, 2020	19,786	7,385	6,891	34,062

Accumulated impairment losses January 1, 2019	—	—	—	—
Impairments	—	—	—	—
Accumulated impairment losses December 31, 2019	—	—	—	—
Impairments	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses December 31, 2020	(19,786)	(3,375)	—	(23,161)

Net carrying value at December 31, 2019	$18,629	$7,550	$6,757	$32,936
Net carrying value at December 31, 2020	$—	$4,010	$6,891	$10,901

Intangible Assets

Intangible assets at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2020	2019
Finite-lived
Casino licenses	$3,019	$2,960
Less: accumulated amortization	(1,404)	(882)
	1,615	2,078
Trademarks	2,368	2,368
Less: accumulated amortization	(257)	(19)
	2,111	2,349
Players club lists	20,373	20,373
Less: accumulated amortization	(3,153)	(240)
	17,220	20,133
Total finite-lived intangible assets, net	20,946	24,560
Indefinite-lived
Casino licenses	30,061	40,782
Trademarks	1,751	1,719
Total indefinite-lived intangible assets	31,812	42,501
Total intangible assets, net	$52,758	$67,061

Trademarks

The Company currently owns three trademarks, the Century Casinos trademark, the Mountaineer trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s consolidated balance sheets.

-F26-

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

Amounts in thousands	Balance at January 1, 2020	Acquisition	Amortization	Balance at December 31, 2020
United States	$2,349	$—	$(238)	$2,111

Amounts in thousands	Balance at January 1, 2019	Acquisition	Amortization	Balance at December 31, 2019
United States	$—	$2,368	$(19)	$2,349

As of December 31, 2020, estimated amortization expense for the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2021	$237
2022	237
2023	237
2024	237
2025	237
Thereafter	926
$2,111

The weighted-average amortization period of the Mountaineer trademark is 8.9 years.

Trademarks: Indefinite-Lived

The Company has determined the Casinos Poland trademark, reported in the Poland segment, and the Century Casinos trademark, reported in the Corporate and Other segment, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s consolidated statement of (loss) earnings. Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2020	Currency translation	Balance at December 31, 2020
Poland	$1,611	$32	$1,643
Corporate and Other	108	—	108
	$1,719	$32	$1,751

Amounts in thousands	Balance at January 1, 2019	Currency translation	Balance at December 31, 2019
Poland	$1,622	$(11)	$1,611
Corporate and Other	108	—	108
	$1,730	$(11)	$1,719

-F27-

Casino Licenses: Finite-Lived

As of December 31, 2020, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2020	New Casino License	Amortization	Currency translation	Balance at December 31, 2020
Poland	$2,078	$—	$(481)	$18	$1,615

Amounts in thousands	Balance at January 1, 2019	New Casino License	Amortization	Currency translation	Balance at December 31, 2019
Poland	$2,175	$412	$(482)	$(27)	$2,078

As of December 31, 2020, estimated amortization expense for the Casinos Poland casino licenses over the next five years was as follows:

Amounts in thousands
2021	$504
2022	490
2023	420
2024	172
2025	29
Thereafter	—
$1,615

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 3.1 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission and the West Virginia Lottery Commission and held in the Canada segment from the AGLC and the HRA are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statement of (loss) earnings. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2020	Acquisition	Impairment	Currency translation	Balance at December 31, 2020
United States	$28,922	$—	$(10,960)	$—	$17,962
Canada	11,860	—	—	239	12,099
	$40,782	$—	$(10,960)	$239	$30,061

Amounts in thousands	Balance at January 1, 2019	Acquisition	Impairment	Currency translation	Balance at December 31, 2019
United States	$—	$28,922	$—	$—	$28,922
Canada	11,292	—	—	568	11,860
Corporate and Other	1,161	—	(1,190)	29	—
	$12,453	$28,922	$(1,190)	$597	$40,782

-F28-

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

Amounts in thousands	Balance at January 1, 2020	Acquisition	Amortization	Balance at December 31, 2020
United States	$20,133	$—	$(2,913)	$17,220

Amounts in thousands	Balance at January 1, 2019	Acquisition	Amortization	Balance at December 31, 2019
United States	$—	$20,373	$(240)	$20,133

As of December 31, 2020, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2021	$2,910
2022	2,910
2023	2,910
2024	2,910
2025	2,910
Thereafter	2,670
$17,220

The weighted-average amortization period for the player’s club lists is 5.9 years.

7.  LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2020 and 2019 consisted of the following:

Amounts in thousands	December 31, 2020		December 31, 2019
Credit agreement - Macquarie	$168,300	6.72%	$170,000	7.22%
Credit agreements - CPL	1,296	2.61%	1,966	3.13%
UniCredit loan (1)	1,502	2.05%	1,983	2.47%
UniCredit agreement	7,400	2.60%	—	—
Financing obligation - CDR land lease	15,313	13.70%	15,012	14.88%
Total principal	$193,811	7.03%	$188,961	7.06%
Deferred financing costs	(9,261)		(9,998)
Total long-term debt	$184,550		$178,963
Less current portion	(10,718)		(3,157)
Long-term portion	$173,832		$175,806

(1)CRM assumed the UniCredit loan to CCB in February 2020.

-F29-

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaced the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Term Loan”) and a $10.0 million revolving credit facility (the “Revolving Facility”). The Revolving Facility includes up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Term Loan to fund the Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In March 2020, the Company drew $9.95 million on the Revolving Facility. The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that the Company cash collateralized. As of December 31, 2020, the outstanding balance of the Term Loan was $168.3 million and $9.95 million is available to borrow on the Revolving Facility.

The Term Loan matures on December 6, 2026, and the Revolving Facility matures on December 6, 2024. The Term Loan requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The Macquarie Credit Agreement provides that the Term Loan may be prepaid.

Borrowings under the Macquarie Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the London Interbank Offered Rate (“LIBOR”) (as defined in the Macquarie Credit Agreement), plus an applicable margin (each loan, being a “LIBOR Loan”) or (b) the Alternate Base Rate (as defined in the Macquarie Credit Agreement) (each loan, being a “ABR Loan”). The applicable margin for borrowings under the Term Loan is currently 6.50% per annum with respect to LIBOR Loans and 5.50% per annum with respect to ABR Loans. The applicable margin for borrowings under the Revolving Facility is determined as follows: (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Macquarie Credit Agreement) of the Company is greater than 2.75 to 1.00, for LIBOR Loans will be 4.25% per annum, and for ABR Loans will be 3.25% per annum, and (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00, the applicable margin for LIBOR Loans will be 4.00% per annum, and for ABR Loans will be 3.00% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit participation fees equal to the applicable margin then in effect for LIBOR Loans multiplied by the average aggregate daily maximum amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Commitment fees of less than $0.1 million were recorded as interest expense in the consolidated statement of (loss) earnings for the year ended December 31, 2020.

The Macquarie Credit Agreement requires the Company to prepay the Term Loan, subject to certain exceptions, with:

•100% of the net cash proceeds of certain non-ordinary course asset sales or certain casualty events, subject to certain exceptions; and

•75% of the Company’s annual Excess Cash Flow (as defined in the Macquarie Credit Agreement) if the Consolidated First Lien Net Leverage Ratio is greater than 2.75 to 1.00 (which percentage will be reduced to (i) 50% if the Consolidated Net Leverage Ratio is greater than 2.50 to 1.00 but less than or equal to 2.75 to 1.00, (ii) 25% if the Consolidated First Lien Net Leverage Ratio is greater than 2.25 to 1.00 but less than or equal to 2.50 to 1.00, and (iii) 0% if the Consolidated First Lien Net Leverage Ratio is less than or equal to 2.25 to 1.00).

The borrowings under the Macquarie Credit Agreement are guaranteed by the material subsidiaries of the Company, subject to certain exceptions, and are secured by a pledge (and, with respect to real property, mortgage) of substantially all of the existing and future property and assets of the Company and the guarantors, subject to certain exceptions.

-F30-

The Macquarie Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Macquarie Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Revolving Facility includes a financial maintenance covenant (the “Financial Covenant”) tested as of the last day of each fiscal quarter in which borrowings under the Revolving Facility as of such day equal or exceed $3.5 million. Due to the COVID-19-related borrowings under the Revolving Facility, the Company and the lender concluded that the Company had not been in compliance with the Financial Covenant. As of September 30, 2020, the Company and Macquarie amended the Macquarie Credit Agreement. Among other things, the amendment waived past noncompliance with the Financial Covenant, suspended further testing of the Financial Covenant until the fiscal quarter ending September 30, 2021, and suspended certain restricted payment baskets until June 30, 2021. As of December 31, 2020, the Company was in compliance with all applicable financial covenants under the Macquarie Credit Agreement.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company recognized $11.0 million in deferred financing costs related to the Macquarie Credit Agreement as of December 31, 2020. Amortization expenses relating to Macquarie Credit Agreement deferred financing costs were $1.6 and $0.1 million for the years ended December 31, 2020 and 2019, respectively. These costs are included in interest expense in the consolidated statements of (loss) earnings for the years ended December 31, 2020 and 2019.

Casinos Poland

CPL’s short-term line of credit with Alior Bank ended in April 2020. The line of credit bore an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55%.

As of December 31, 2020, CPL had five credit agreements with mBank as detailed below. As of December 31, 2020, CPL was in compliance with all applicable financial covenants under these agreements.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that was used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of December 31, 2020, the credit agreement had an outstanding balance of PLN 1.4 million ($0.4 million based on the exchange rate in effect on December 31, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash in an account with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.3% to 0.4%, liquidity ratios no less than 1.3 and a debt ratio not higher than 60%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that was used to renovate and enlarge the casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of December 31, 2020, the credit agreement had an outstanding balance of PLN 1.9 million ($0.5 million based on the exchange rate in effect on December 31, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain both cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of December 31, 2020, the credit agreement had an outstanding balance of PLN 1.5 million ($0.4 million based on the exchange rate in effect on December 31, 2020). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw and a pledge of certain slot machines. In addition, CPL is required to maintain both cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2022.

-F31-

As of December 31, 2020, CPL had a short-term line of credit with mBank used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 1.80% with a borrowing capacity of PLN 5.0 million. As of December 31, 2020, the credit facility had no outstanding balance and approximately PLN 5.0 million ($1.3 million based on the exchange rate in effect on December 31, 2020) was available for borrowing. The credit facility is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. In May 2020, the credit agreement was amended to extend the line of credit through March 29, 2021 and waive financial covenants through December 31, 2020. The Company intends to seek to extend this line of credit.

In October 2020, CPL and mBank entered into an additional short-term line of credit to finance CPL’s current operations. The line of credit bears an interest rate of 1-month WIBOR plus 2.10% with a borrowing capacity of PLN 10.0 million ($2.7 million based on the exchange rate in effect on December 31, 2020), of which PLN 7.5 million ($2.0 million based on the exchange rate in effect on December 31, 2020) can be used only to secure bank guarantees. The credit agreement has a two year term through October 14, 2022. As of December 31, 2020, the credit facility had no outstanding balance and PLN 2.5 million ($0.7 million based on the exchange rate in effect on December 31, 2020) was available for borrowing. The credit agreement is secured by a building owned by CPL in Warsaw and a liquidity guarantee provided by Bank Gospodarstwa Krajowego for the amount of PLN 8.0 million. In addition, CPL is required to maintain both cash inflows of PLN 5.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.4%, liquidity ratios not less than 1.3 and a debt ratio not higher than 60%.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect as of December 31, 2020). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect as of December 31, 2020) with mBank and terminate in June 2024 and January 2026. CPL is also required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.9 million ($0.2 million based on the exchange rate in effect as of December 31, 2020) in deposits for this purpose as of December 31, 2020. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2020.

Century Resorts Management

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit (the “UniCredit Loan”). Proceeds from the loan were used for construction and fitting out of CCB. In February 2020, the Company’s subsidiary CRM assumed the UniCredit Loan. The UniCredit Loan matures September 30, 2023 and bears interest at the three-month pound LIBOR plus 1.625%. If LIBOR is not available, the interest rate will be determined based on a quoted rate from leading banks in the London interbank market. As of December 31, 2020, the amount outstanding on the loan was GBP 1.1 million ($1.5 million based on the exchange rate in effect on December 31, 2020). CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

In August 2018, CRM, entered into a loan agreement with UniCredit (the “UniCredit Agreement”) for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. The borrowings may be denominated in EUR, bearing an interest rate of EURIBOR plus a margin of 1.5%, or USD, bearing an interest rate of LIBOR plus a margin of 1.5% of up to EUR 7.0 million, or the US dollar equivalent. If the interest rate indicator is no longer available, the indicator that comes closest to the agreed upon indicator will be used. The line of credit is available until terminated by either party. Funds can be borrowed with terms of 1, 3, 6, 9 or 12 months. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement and the Company had no further borrowings available as of December 31, 2020. The UniCredit Agreement is secured by a EUR 7.0 million guarantee by the Company and has no financial covenants. The UniCredit Agreement contains customary events of default, including the failure to make required payments. Upon a failure to make required payments following a grace period, amounts due under the UniCredit Agreement may be accelerated. The Company is in negotiations to convert the line of credit to a term loan.

-F32-

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation to the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of land on which Century Downs is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option is on July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of December 31, 2020, the outstanding balance on the financing obligation was CAD 19.5 million ($15.3 million based on the exchange rate in effect on December 31, 2020).

As of December 31, 2020, scheduled maturities related to the Company’s debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Agreement	Total
2021	$1,700	$1,072	$546	$—	$7,400	$10,718
2022	1,700	224	546	—	—	2,470
2023	1,700	—	410	—	—	2,110
2024	1,700	—	—	—	—	1,700
2025	1,700	—	—	—	—	1,700
Thereafter	159,800	—	—	15,313	—	175,113
Total	$168,300	$1,296	$1,502	$15,313	$7,400	$193,811

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

-F33-

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

•The Rent will escalate at a rate of 1.01% for the 2nd and 3rd years and the greater of either 1.0125% (the “Base Rent Escalator”) or the increase in the Consumer Price Index (“CPI”) for each year starting in the 4th year and ending the 7th year.

•The Base Rent Escalator is subject to adjustment from and after the 6th year if the Minimum Rent Coverage Ratio (as defined in the Lease) is not satisfied.

•Beginning in the 8th year of the lease term, Rent will be calculated as (i) 80% of the Rent for the 7th lease year (“Base Rent”), subject to an annual Base Rent Escalator of the greater of 1.0125% or CPI subject to adjustment if the Minimum Rent Coverage Ratio is not satisfied, plus (ii) variable rent (“Variable Rent”) equal to 20% of the Rent for the 7th lease year, plus or minus 4% of the change in average net revenue of the Acquired Casinos calculated as set forth in the Lease.

•For the 11th year and thereafter of the initial lease term, the Base Rent will escalate annually as set forth above and the Variable Rent will be recalculated as set forth in the Master Lease.

The estimated future payments include the payments and adjustments to reflect estimated payments as described in the Master Lease, including an annual escalator of up to 1.0125% and estimates based on contingent rental payments.

Total payments and interest expense related to the Master Lease for the years ended December 31, 2020 and 2019 were as follows.

	For the year ended
	December 31,
Amounts in thousands	2020	2019
Payments made	$25,021	$3,831
Interest expense on financing obligation	$28,356	1,635

The future payments related to the Master Lease financing obligation with VICI PropCo at December 31, 2020 are as follows.

Amounts in thousands
2021	$23,146
2022	25,503
2023	25,821
2024	26,144
2025	26,340
Thereafter	1,034,721
Total payments	1,161,675
Less imputed interest	(911,227)
Residual Value	28,492
Total	$278,940

-F34-

9.  REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the year
	ended December 31,
Amounts in thousands	2020	2019	2018
Revenue from contracts with customers	$304,268	$218,227	$168,938
Interest income	6	21	103
Cost recovery income	158	417	—
Dividend income	—	18	—
Total revenue	$304,432	$218,683	$169,041

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, hotel, food and beverage, and pari-mutuel and other. Disaggregation of the Company’s revenue from contracts with customers by type of revenue and geographical location is presented in the tables below.

	For the year ended December 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$168,904	$30,319	$53,228	$830	$253,281
Hotel	5,826	84	—	—	5,910
Food and beverage	9,795	5,832	462	105	16,194
Pari-mutuel and other	13,819	14,005	581	478	28,883
Net operating revenue	$198,344	$50,240	$54,271	$1,413	$304,268

	For the year ended December 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$42,285	$49,450	$80,829	$4,302	$176,866
Hotel	2,030	491	—	—	2,521
Food and beverage	4,804	13,507	912	799	20,022
Pari-mutuel and other	879	17,202	153	584	18,818
Net operating revenue	$49,998	$80,650	$81,894	$5,685	$218,227

	For the year ended December 31, 2018
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$27,736	$40,470	$67,289	$4,806	$140,301
Hotel	1,444	542	—	—	1,986
Food and beverage	3,931	10,528	782	501	15,742
Pari-mutuel and other	372	9,821	138	578	10,909
Net operating revenue	$33,483	$61,361	$68,209	$5,885	$168,938

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

-F35-

The amount of revenue recognized that was included in the opening contract liability balance was $0.6 and $0.2 million for the years ended December 31, 2020 and 2019, respectively. This revenue consisted primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the table below.

	For the year		For the year
	ended December 31, 2020		ended December 31, 2019
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$326	663	$305	$219
Closing	1,103	2,200	326	663
Increase/(decrease)	$777	$1,537	$21	$444

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s consolidated balance sheets. In March 2020, the Company wrote-down its receivables related to MCE based on assessments made due to COVID-19 and future cash flows of MCE, and as a result, charged $0.3 million to general and administrative expenses during the year ended December 31, 2020. The increase in contract receivables for the year ended December 31, 2020 relates to sports betting agreements, and the increase in contract liabilities for the year ended December 31, 2020 relates to deferred revenue for a sports betting agreement entered into by the Company’s subsidiary that owns CRC.

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

The Company’s operating and finance leases include land, casino space, corporate offices, and gaming and other equipment. The leases have remaining lease terms of one month to 16 years.

-F36-

The Company determined that the ROU asset at CCB was impaired based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England. As a result, the Company impaired $7.3 million related to the CCB ROU asset to impairment – intangible and tangible assets on its consolidated statement of (loss) earnings for the year ended December 31, 2019.

The components of lease expense were as follows:

	For the year ended
	December 31,
Amounts in thousands	2020	2019
Operating lease expense	$5,250	$6,443

Finance lease expense:
Amortization of right-of-use assets	$165	$303
Interest on lease liabilities	15	44
Total finance lease expense	$180	$347

Short-term lease expense	$244	$697

Variable lease expense	$1,476	$3,502

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the year ended
	December 31,
Amounts in thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5	$48
Operating cash flows from operating leases	6,355	7,062
Financing cash flows from finance leases	166	364

-F37-

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	December 31, 2020	December 31, 2019
Operating leases
Leased right-of-use assets, net	$34,074	$37,040

Current portion of operating lease liabilities	4,327	4,235
Operating lease liabilities, net of current portion	32,277	42,942
Total operating lease liabilities	36,604	47,177

Finance leases
Finance lease right-of-use assets, gross	552	731
Accumulated depreciation	(338)	(338)
Property and equipment, net	214	393

Current portion of finance lease liabilities	131	161
Finance lease liabilities, net of current portion	83	217
Total finance lease liabilities	214	378

Weighted-average remaining lease term
Operating leases	11.3 years	14.4 years
Finance leases	2.1 years	2.7 years

Weighted-average discount rate
Operating leases	4.5%	4.8%
Finance leases	4.7%	5.1%

Maturities of lease liabilities as of December 31, 2020 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2021	$5,679	$137
2022	5,455	41
2023	4,777	26
2024	3,987	20
2025	2,829	—
Thereafter	26,370	—
Total lease payments	49,097	224
Less imputed interest	(12,493)	(10)
Total	$36,604	$214

10

11.  OTHER BALANCE SHEET AND STATEMENT OF (LOSS) EARNINGS CAPTIONS

Accrued liabilities include the following as of December 31, 2020 and 2019:

	December 31,
Amounts in thousands	2020	2019
Accrued commissions (AGLC)	$—	$1,417
Progressive slot, table and on track liability	3,105	3,921
Insurance liability	—	4,331
Player point liability	1,016	1,360
Chip liability	542	942
Racing-related liabilities	1,046	1,370
Deposit liability	309	376
Other accrued liabilities	6,468	7,990
Total	$12,486	$21,707

-F38-

Accrued commissions (AGLC) include the portion of slot machine net sales and table game wins owed to the AGLC as of December 31, 2020 and 2019.

Taxes payable include the following as of December 31, 2020 and 2019:

	December 31,
Amounts in thousands	2020	2019
Accrued property taxes	$1,582	$1,800
Gaming taxes payable	8,430	6,034
Other taxes payable	754	741
Total	$10,766	$8,575

Other operating revenue includes the following for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31,
Amounts in thousands	2020	2019	2018
Pari-mutuel revenue	$16,937	$10,783	$4,572
Bowling revenue	415	885	735
Other revenue	11,531	7,150	5,602
Total	$28,883	$18,818	$10,909

12.  SHAREHOLDERS’ EQUITY

Since March 2000, the Company has had a discretionary program to repurchase the Company’s outstanding common stock. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2020. The Company did not repurchase any shares of its common stock during 2020 and 2019. The repurchase program has no set expiration or termination date.

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

13. STOCK-BASED COMPENSATION

At the 2005 annual meeting of stockholders, stockholders of the Company approved an equity incentive plan (as amended, the “2005 Plan”). The 2005 Plan expired in June 2015. There are stock options issued under the 2005 Plan that remain outstanding. The 2005 Plan provided for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provided for the issuance of up to 2,000,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company was not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options were required to have an exercise period not to exceed ten years. The Company had granted awards of incentive stock options and non-qualified stock options under the 2005 Plan, all of which had exercise prices that were not less than the fair market value at the date of grant. Options granted had six month, one year, three year or four year vesting periods. All outstanding options were issued at market value as of the date of the grant.

-F39-

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan will expire in June 2026. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 3,500,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2020, the Company has granted 774,390 target performance stock units (“PSUs”) under the 2016 Plan. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

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

Activity in the Company’s stock-based compensation plan for the PSUs was as follows:

	Target PSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	167,968	$8.03
Granted	141,002	11.97
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	308,970	$9.83
Granted	132,253	9.12
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2019	441,223	$9.62
Granted	413,964	3.75
Vested	(87,171)	6.75
Forfeited	(80,797)	9.41
Nonvested at December 31, 2020	687,219	$6.47

At December 31, 2020, there was a total of $2.0 million of total unrecognized compensation expense related to the PSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years. The PSUs granted during 2018 will vest in 2021.

-F40-

The fair value of the PSUs granted is estimated on the date of grant using the Monte Carlo model with the following assumptions:

Assumptions for PSU Awards
	2020	2019	2018
Risk-free interest rate	0.19%	2.32%	2.61%
Expected life	2.2 years	2.8 years	2.7 years
Expected volatility	88.4%	34.1%	34.7%
Expected dividends	$0	$0	$0
Forfeiture rate	0%	0%	0%

Stock Options

Activity related to options in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (1)	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2020	1,173,852	$5.05	4.99	1,173,852	$5.05
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Expired	(2,500)	5.05
Outstanding at December 31, 2020	1,171,352	$5.05	3.99	1,171,352	$5.05

(1) In years

There were no options issued to directors of the Company during 2020. As of December 31, 2020, there were 106,700 options outstanding to independent directors of the Company with a weighted-average exercise price of $6.98. At December 31, 2020, there was $0.2 million in unrecognized compensation expense.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2020:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$5.05	1,171,352	1,171,352	$1,570	$1,570	4.0	4.0

(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $6.39 per share as of December 31, 2020 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

The following table includes additional information related to exercises of stock options:

	For the year ended December 31,
Amounts in thousands	2020	2019	2018
Intrinsic value of share-based awards exercised	$—	$270	$298

-F41-

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statement of (loss) earnings as follows:

	For the year ended December 31,
Amounts in thousands	2020	2019	2018
Compensation expense:
2016 Plan	$(214)	$1,303	$868

14.  INCOME TAXES

The Company’s US and foreign pre-tax income is summarized in the table below:

Amounts in thousands	2020	2019	2018
Income before taxes:
US	$(45,927)	$(3,736)	$1,329
Foreign	2,639	(8,231)	4,594
Total income before taxes	$(43,288)	$(11,967)	$5,923

The Company’s provision for income taxes is summarized as follows:

	For the year ended December 31,
Amounts in thousands	2020	2019	2018
US - Current	$270	$316	$682
US - Deferred	973	(199)	12
Provision for US income taxes	$1,243	$117	$694

Foreign - Current	$1,130	$3,748	$1,257
Foreign - Deferred	2,475	309	(34)
Provision for foreign income taxes	$3,605	$4,057	$1,223
Total provision for income taxes	$4,848	$4,174	$1,917

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2020	2019	2018
US federal income tax statutory rate	(21.0%)	(21.0%)	21.0%
Foreign income taxes	(2.2%)	6.8%	8.9%
State income tax (net of federal benefit)	(3.8%)	(0.3%)	0.9%
Meals, entertainment, gifts and giveaways	—	2.4%	3.1%
Statutory to US GAAP adjustments, including foreign currency	(1.8%)	3.7%	(16.0%)
Valuation allowance	41.0%	32.3%	—
Unrecognized tax benefit	—	—	1.1%
Stock options	(0.1%)	1.9%	2.5%
Tax Act impact	—	5.6%	7.0%
Permanent and other items	(0.9%)	3.5%	3.9%
Total provision for income taxes	11.2%	34.9%	32.4%

The Company’s effective income tax rate for the year ended December 31, 2020 was 11.2%. The comparison of pre-tax loss of ($43.3) million for the year ended December 31, 2020 compared to pre-tax loss of ($12.0) million for the year ended December 31, 2019 should be considered when comparing tax rates year-over-year. The Company’s overall effective tax rate was significantly driven by valuation allowances of various deferred tax assets and statutory to US GAAP adjustments, which include foreign currency adjustments for foreign subsidiaries. Approximately 60% of the income tax recorded during 2020 relates to a valuation allowance on deferred tax assets recorded in Canada, which had a 24.0% income tax rate during 2020. The federal corporate income tax rate in the United States for 2020 was 21%; additionally, the Company is subject to Colorado, Missouri and West Virginia state jurisdictions that had corporate tax rates ranging from 4.0% to 6.5% in 2020. The Company’s effective tax rate in the United States for 2020 was (2.7%), primarily due to the valuation allowance of deferred tax assets recorded during 2020, as well as other

-F42-

permanent items such as nondeductible stock compensation and lobbying costs. The effective tax rate of 15.1% related to 2020 earnings in Poland, which has a 19.0% income tax rate, was due to nondeductible payments to certain governing authorities as well as nondeductible meals, entertainment, gifts and giveaways. The effective tax rate of 0.0% related to 2020 earnings in the UK, which has a 19.0% income tax rate, was due primarily to a valuation allowance and the impact of CCB’s liquidation. The effective tax rate of 15.2% related to 2020 earnings in Mauritius, which has a 3.0% income tax rate, was due to various permanent addbacks and the premeasurement of various deferred tax items using a 15.0% tax rate, which will be effective beginning for the tax year 2021. The effective tax rate of (7.9%) related to 2020 earnings in Austria, which has a 25.0% income tax rate, was due to various permanent addbacks, including the valuation allowance recorded on the Company’s deferred tax assets in Austria. The movement of exchange rates for intercompany loans denominated in US dollars further impacts the effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the overall effective income tax rate was significantly impacted in 2020 and can be significantly impacted by foreign currency gains or losses in the future.

The Tax Cuts and Jobs Act (the “Tax Act”) created requirements that certain income, such as global intangible low-taxed income (“GILTI”), earned by a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s US shareholder, effective in 2018. Under US GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected to account for GILTI as a current period expense and recorded a net tax expense of $0.5 million and less than $0.1 million for the years ended December 31, 2019 and 2018, respectively. There was no net tax expense related to GILTI for the year ended December 31, 2020.

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

-F43-

The Company’s deferred income taxes at December 31, 2020 and 2019 are summarized as follows:

Amounts in thousands	2020	2019
Deferred tax assets (liabilities) - US Federal and state:
Deferred tax assets
Amortization of goodwill for tax	$8,416	$1,243
Amortization of startup costs	13	39
Financing obligation to VICI Properties, Inc. subsidiaries	67,712	68,759
NOL carryforward	2,506	62
Operating and finance leases	488	302
Accrued liabilities and other	590	255
	79,725	70,660
Valuation allowance	(12,371)	—
	$67,354	$70,660
Deferred tax liabilities
Property and equipment	$(66,677)	$(69,164)
Operating and finance leases	(479)	(292)
Prepaid expenses	(198)	(231)
	$(67,354)	$(69,687)
Long-term deferred tax asset	$—	$973

Deferred tax assets (liabilities) - foreign
Deferred tax assets
Property and equipment	$810	$2,064
NOL carryforward	5,179	3,236
Accrued liabilities and other	854	734
Contingent liability	90	64
Operating and finance leases	9,583	10,498
Subsidiary liquidation	4,283
Exchange rate gain	1,236	839
	22,035	17,435
Valuation allowance	(9,261)	(3,870)
	$12,774	$13,565
Deferred tax liabilities
Property and equipment	$(4,044)	$(2,294)
Exchange rate loss	(199)	(347)
Intangibles	(1,105)	(1,083)
Operating and finance leases	(8,944)	(8,953)
Others	(495)	(428)
	$(14,787)	$(13,105)
Long-term deferred tax (liability) asset	$(2,013)	$460

In 2019, the Acquired Casinos were treated as asset acquisitions for tax purposes and the assets and liabilities were stepped up to fair value. As a result, there were limited deferred tax assets or liabilities recorded in the Acquisition.

The Company has analyzed filing positions in all of the US federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its US federal tax return, its state tax returns in Colorado, Missouri and West Virginia and its foreign tax returns in Canada and Poland as “major” tax jurisdictions, as defined by the Internal Revenue Code.

The Company is not currently under an income tax audit in any US or foreign jurisdiction. However, any adjustment made by a taxing authority in the future could impact the effective tax rate.

-F44-

The Company’s income tax returns for the following periods are currently subject to examination:

Jurisdiction	Periods
US Federal	2007-2019
US State - Colorado	2007-2019
US State – Missouri	2019
US State – West Virginia	2019
Canada	2006-2019
Mauritius	2017-2019
Poland	2015-2019
Austria	2015-2019
United Kingdom	2017-2019

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $41.6 million as of December 31, 2020. The Company had recorded $7.7 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustments of valuation allowances and unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2020 - 2030	$429
2031 - 2040	4,449
No expiration	2,807
Total deferred tax assets	$7,685

Certain net operating loss carryforwards in the Company’s filed income tax returns include unrecognized tax benefits. The deferred tax assets recognized for those net operating loss carryforwards are presented net of these unrecognized tax benefits.

As of December 31, 2020, the Company has accumulated undistributed earnings generated by its foreign subsidiaries that significantly exceed the approximately $27.5 million of cash and cash equivalents held by its foreign subsidiaries. Because substantially all of these accumulated undistributed earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Act or have been subject to tax under the GILTI regime, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable. The Company intends, however, to indefinitely reinvest these earnings and expects its future US cash generation to be sufficient to meet its future US cash needs.

As of December 31, 2020, the Company’s unrecognized tax benefit totaled $0.8 million.  The current year unrecognized tax benefit increased due to an unfavorable change in foreign exchange rates. A portion of this adjustment has been recorded as a component of taxes payable in the accompanying consolidated balance sheet as of December 31, 2020. It is not anticipated that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits. The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s total amount of unrecognized tax benefit and changes to unrecognized tax benefit during the years ended December 31, 2020 and 2019 are summarized in the table below:

Amounts in thousands	2020	2019
Unrecognized tax benefit - January 1	$821	$820
Gross increases - tax positions in prior period	14	1
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefit - December 31	$835	$821

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of less than $0.1 million during 2020 and 2019. The $0.8 million balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

-F45-

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the year ended December 31, 2020.

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

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2020, the Company wrote-down goodwill and intangible assets at certain properties based on forecasted losses and cash flows at these reporting units resulting from the triggering events caused by COVID-19 and, as a result, charged $34.1 million to impairment – intangible and tangible assets on its consolidated statement of (loss) earnings for the year ended December 31, 2020. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the goodwill and intangible assets. In addition, the Company impaired its MCE investment based on evaluations of the investment resulting from the triggering events caused by COVID-19. The Company made assessments about MCE’s ability to continue as a going concern and future cash flows of MCE. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the investment. The Company used an income approach and cost approach and weighted both equally. The resulting fair value was insignificant, and consequently the investment was fully impaired resulting in $1.0 million expense recorded as impairment – intangible and tangible assets on the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2020. During 2019, the Company wrote down the casino license, leasehold improvements and other assets at CCB based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England and, as a result, charged $16.5 million to impairment – intangible and tangible assets on its consolidated statement of (loss) earnings for the year ended December 31, 2019. The Company classified these impairments as Level 3 because inputs into the valuation model were based on unobservable market information.

The Company applied the acquisition method of accounting for the Acquisition. Identifiable assets and liabilities assumed were recognized and measured at the fair value as of the acquisition date. The valuation of intangible assets was determined using an income approach methodology. The Company’s key assumptions included projected future revenues, customer attrition rates and discount rates ranging from 11% to 16%. See Note 3 for more information about the Acquisition and accounting for the Acquisition.

-F46-

Long-Term Debt – The carrying value of the Company’s Macquarie Credit Agreement approximates fair value based on the recently renegotiated terms and the variable interest paid on the obligation. The carrying value of the UniCredit Agreement and CPL credit agreements approximate fair value based on the variable interest paid on the obligations. The carrying value of the CRM short-term line of credit approximates fair value due to the short-term nature of the agreement and recently negotiated terms. The estimated fair values of the outstanding balances under the Macquarie Credit Agreement, CPL credit agreements and UniCredit Loan Agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of December 31, 2020 and 2019, the Company had no cash equivalents.

Derivative Instruments Reporting

In April 2016, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were repaid in December 2019 when the BMO Credit Agreement was repaid. The interest rate swaps were not designated as accounting hedges. These interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreements was accrued as interest rates changed and recognized as an adjustment to interest expense for the related debt. The Company recognized $0.7 million and $1.0 million in interest expense related to its interest rate swaps on its consolidated statement of (loss) earnings for the years ended December 31, 2019 and 2018, respectively.

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

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments:

Reportable Segment	Operating Segment	Reporting Unit
United States	Colorado	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
	West Virginia	Mountaineer Casino, Racetrack & Resort
	Missouri	Century Casino Cape Girardeau
Century Casino Caruthersville
Canada	Edmonton	Century Casino & Hotel - Edmonton
Century Casino St. Albert
Century Mile Racetrack and Casino
	Calgary	Century Downs Racetrack and Casino
Century Sports
Century Bets! Inc.
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other
Corporate Other

-F47-

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

The following tables provide summary information regarding the Company’s segments for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$198,344	$50,240	$54,271	$1,413	$304,268

Loss before income taxes	$(29,548)	$6,869	$(2,578)	$(18,031)	$(43,288)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(30,571)	$2,551	$(1,373)	$(18,609)	$(48,002)
Interest expense (income), net (2)	28,357	2,047	27	12,667	43,098
Income taxes (benefit)	1,023	3,765	(518)	578	4,848
Depreciation and amortization	17,580	5,264	3,124	566	26,534
Net earnings (loss) attributable to non-controlling interests	—	553	(687)	—	(134)
Non-cash stock-based compensation	—	—	—	(214)	(214)
Gain on foreign currency transactions, cost recovery income and other (3)	—	(6,015)	(233)	(6,897)	(13,145)
Impairment - intangible and tangible assets	30,746	3,375	—	1,000	35,121
Loss (gain) on disposition of fixed assets	64	(43)	4	1	26
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$47,199	$11,497	$344	$(10,642)	$48,398

Total assets	$417,388	$181,477	$49,372	$32,523	$680,760

Capital expenditures	$7,767	$2,057	$719	$162	$10,705

(1)Net operating revenue for the Corporate and Other segment primarily relates to CCB and the Company’s cruise ship operations.

(2)Expense of $28.4 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $25.0 million and $1.3 million, respectively, for the period presented.

(3)Income of $6.5 million is included in the Canada segment related to the sale of the casino operations of Century Casino Calgary.

-F48-

	For the year ended December 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$49,998	$80,650	$81,894	$5,685	$218,227

Earnings (loss) before income taxes	$7,843	$11,242	$6,814	$(37,866)	$(11,967)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,825	$6,669	$3,466	$(35,115)	$(19,155)
Interest expense (income), net (2)	1,635	5,312	197	1,085	8,229
Income taxes (benefit)	2,018	3,278	1,617	(2,739)	4,174
Depreciation and amortization	2,330	4,539	3,064	910	10,843
Net earnings (loss) attributable to non-controlling interests	—	1,295	1,731	(12)	3,014
Non-cash stock-based compensation	—	—	—	1,303	1,303
(Gain) loss on foreign currency transactions and cost recovery income	—	(439)	(1,096)	223	(1,312)
Impairment - intangible and tangible assets	—	—	—	16,486	16,486
Loss on disposition of fixed assets	17	20	413	345	795
Acquisition costs	—	—	—	5,366	5,366
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$11,825	$21,212	$9,392	$(12,148)	$30,281

Total assets (3)	$458,351	$191,925	$51,921	$24,703	$726,900

Capital expenditures (4)	$1,148	$17,865	$4,188	$837	$24,038

(1)Net operating revenue for the Corporate and Other segment primarily relates to CCB and the Company’s cruise ship operations.

(2)Expense of $1.6 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $2.2 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $3.8 million and $2.0 million, respectively, for the period presented.

(3)Total assets in the United States segment include $404.5 million related to the Acquired Casinos.

(4)Capital expenditures in 2019 included construction costs of $15.0 million related to Century Mile in the Canada segment.

-F49-

	For the year ended December 31, 2018
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$33,483	$61,361	$68,209	$5,885	$168,938

Earnings (loss) before income taxes	$5,881	$10,973	$367	$(11,298)	$5,923

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$4,373	$7,715	$(153)	$(8,541)	$3,394
Interest expense (income), net (2)	1	3,895	206	12	4,114
Income taxes (benefit)	1,508	2,536	595	(2,722)	1,917
Depreciation and amortization	2,178	3,211	3,065	945	9,399
Net earnings (loss) attributable to non-controlling interests	—	722	(75)	(35)	612
Non-cash stock-based compensation	—	—	—	868	868
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(235)	(428)	2	(661)
Loss on disposition of fixed assets	1	10	1,054	25	1,090
Pre-opening expenses	—	1,668	626	350	2,644
Adjusted EBITDA	$8,061	$19,522	$4,890	$(9,096)	$23,377

Total assets	$56,302	$155,666	$29,608	$37,249	$278,825

Capital expenditures (3)	$1,183	$42,029	$5,134	$8,428	$56,774

(1)Net operating revenue for the Corporate and Other segment primarily relates to the Company’s cruise ship operations.

(2)Expense of $2.1 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the CDR land lease were $2.1 million for the period presented.

(3)Capital expenditures in 2018 included construction costs of $40.0 million related to Century Mile in the Canada segment.

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

Since 2011, the Polish IRS has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through December 31, 2020, CPL has paid PLN 14.3 million ($4.2 million) to the Polish IRS related to these audits.

The Company adjusted its contingent liability related to the CPL taxes to remove the estimated taxes accrued for the 2015 and 2014 tax years due to the statute of limitations expiring. The adjustments reduced the contingent liability by PLN 2.7 million ($0.7 million) and PLN 2.2 million ($0.6 million) in December 2020 and 2019, respectively, and were recorded as gain on foreign currency transactions, cost recovery income and other on the Company’s consolidated statement of (loss) earnings for the years ended December 31, 2020 and 2019, respectively.

The balance of the estimated potential contingent liability on the Company’s consolidated balance sheet for all open periods as of December 31, 2020 is PLN 1.8 million ($0.5 million based on the exchange rate in effect on December 31, 2020). The Company has evaluated the contingent liability recorded on its consolidated balance sheet as of December 31, 2020 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of December 31, 2020. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of December 31, 2020. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.
-F50-

In March 2020, the Company assessed the likelihood of the collectability of a receivable from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013 and analysis of LOT’s ability to pay, the Company wrote-down PLN 3.0 million ($0.7 million based on the exchange rate on March 31, 2020) to general and administrative expenses on its consolidated statement of (loss) earnings for the year ended December 31, 2020.

Distribution to Non-Controlling Interest – The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed $0.2 million, $0.4 million and $0.6 million related to the infrastructure to CDR’s non-controlling shareholders during the years ended December 31, 2020, 2019 and 2018, respectively.

Employee Benefit Plans – The Company provides its employees in the United States with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six year period. The Company contributed $0.3 million for the year ended December 31, 2020 and $0.1 million for each of the years ended December 31, 2019 and 2018.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan (the “RSP Plan”) and Registered Pension Plan (the “RPP Plan”, and collectively the “RSP and RPP Plans”). The RSP and RPP Plans allow eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants in the RPP Plan become fully vested in employer contributions over a two year period, and participants in the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.2 million to the RSP and RPP Plans for each of the years ended December 31, 2020, 2019 and 2018.

18.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management & Consulting AG (“Flyfish”), a management company controlled by Co CEO Erwin Haitzmann, and with Focus Lifestyle and Entertainment AG (“Focus”), a management company controlled by Co CEO Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of (loss) earnings are payments to both Flyfish and Focus for a total of $0.7 million for each of the years ended December 31, 2020, 2019 and 2018.

19.  UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2020 and 2019 are as follows:

	For the year ended December 31, 2020
Amounts in thousands, except for per share information:	1st Quarter (1)	2nd Quarter (2)	3rd Quarter	4th Quarter (3)
Net operating revenue	$87,656	$36,103	$95,706	$84,801
(Loss) earnings from operations	(31,772)	(2,114)	15,014	18,747
Net (loss) earnings	(45,661)	(13,197)	3,956	6,766
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	(45,856)	(12,607)	3,748	6,713
Basic (loss) earnings per share:
(Loss) earnings from operations	$(1.08)	$(0.07)	$0.51	$0.63
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(1.55)	$(0.43)	$0.13	$0.23
Diluted (loss) earnings per share:
(Loss) earnings from operations	$(1.08)	$(0.07)	$0.51	$0.63
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(1.55)	$(0.43)	$0.13	$0.22

-F51-

	For the year ended December 31, 2019
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter (4)	3rd Quarter	4th Quarter (5)
Net operating revenue	$45,613	$52,445	$52,935	$67,236
Earnings (loss) from operations	3,446	2,598	3,480	(14,745)
Net earnings (loss)	1,723	358	1,047	(19,269)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	1,068	(565)	482	(20,140)
Basic earnings per share:
Earnings (loss) from operations	$0.12	$0.09	$0.12	$(0.50)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.04	$(0.02)	$0.02	$(0.68)
Diluted earnings per share:
Earnings (loss) from operations	$0.11	$0.09	$0.12	$(0.50)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.04	$(0.02)	$0.02	$(0.68)

(1)The Company impaired assets related to goodwill and intangible assets due to triggering events caused by COVID-19. See Notes 4 and 6.

(2)The Company’s casinos were temporarily closed during the quarter and the Company permanently closed CCB and deconsolidated CCB. See Note 1.

(3)The Company sold the casino operations of CAL. See Note 1. Casinos in Canada and Poland were temporarily closed in December 2020 to comply with quarantines issued by governments to contain the spread of COVID-19.

(4)CMR began operating in April 2019.

(5)The Company completed the Acquisition in December 2019. See Note 3. In addition, the Company impaired assets related to CCB in December 2019. See Notes 5, 6 and 10.

20.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its consolidated financial statements and related notes. The Company did not identify any material subsequent events impacting its consolidated financial statements in this report.

-F52-