Form 10-Q
period 2021-03-31
CENTURY CASINOS INC /CO/
filed 2021-05-07
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,575,962 shares of common stock, $0.01 par value per share, were outstanding as of April 30, 2021.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$65,969	$63,413
Receivables, net	6,004	8,237
Prepaid expenses	9,807	12,021
Inventories	1,474	1,660
Other current assets	1,538	1,020
Assets held for sale	8,374	8,271
Total Current Assets	93,166	94,622

Property and equipment, net	482,495	485,248
Leased right-of-use assets, net	32,196	34,074
Goodwill	10,528	10,901
Intangible assets, net	51,803	52,758
Deferred income taxes	1,390	861
Note receivable, net of current portion and unamortized discount	381	381
Deposits and other	1,846	1,915
Total Assets	$673,805	$680,760

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$10,619	$10,718
Current portion of operating lease liabilities	4,134	4,327
Current portion of finance lease liabilities	100	131
Accounts payable	7,940	12,857
Accrued liabilities	15,039	12,486
Accrued payroll	7,983	8,402
Taxes payable	9,559	10,766
Contingent liability (Note 7)	453	476
Total Current Liabilities	55,827	60,163

Long-term debt, net of current portion and deferred financing costs (Note 5)	173,802	173,832
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	279,276	278,940
Operating lease liabilities, net of current portion	30,700	32,277
Finance lease liabilities, net of current portion	72	83
Taxes payable and other	6,066	5,608
Deferred income taxes	2,631	2,874
Total Liabilities	548,374	553,777
Commitments and Contingencies (Note 7)

See notes to unaudited condensed consolidated financial statements.

- Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2021	2020
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,575,962 and 29,575,962 shares issued and outstanding	296	296
Additional paid-in capital	115,829	115,570
Retained earnings	7,248	8,667
Accumulated other comprehensive loss	(5,363)	(6,379)
Total Century Casinos, Inc. Shareholders' Equity	118,010	118,154
Non-controlling interests	7,421	8,829
Total Equity	125,431	126,983
Total Liabilities and Equity	$673,805	$680,760

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2021	2020
Operating revenue:
Gaming	$63,428	$74,292
Pari-mutuel and sports betting	2,484	2,352
Hotel	1,750	1,816
Food and beverage	2,720	6,552
Other	2,033	2,644
Net operating revenue	72,415	87,656
Operating costs and expenses:
Gaming	31,739	42,043
Pari-mutuel and sports betting	2,401	3,160
Hotel	511	724
Food and beverage	2,605	6,670
General and administrative	20,268	26,372
Depreciation and amortization	6,643	6,495
Impairment - intangible and tangible assets	—	33,964
Total operating costs and expenses	64,167	119,428
Earnings (loss) from operations	8,248	(31,772)
Non-operating (expense) income:
Interest income	—	1
Interest expense	(10,522)	(11,367)
Gain on foreign currency transactions, cost recovery income and other	470	1
Non-operating (expense) income, net	(10,052)	(11,365)
Loss before income taxes	(1,804)	(43,137)
Income tax expense	(99)	(2,524)
Net loss	(1,903)	(45,661)
Net loss (earnings) attributable to non-controlling interests	484	(195)
Net loss attributable to Century Casinos, Inc. shareholders	$(1,419)	$(45,856)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.05)	$(1.55)
Diluted	$(0.05)	$(1.55)
Weighted average shares outstanding - basic	29,576	29,507
Weighted average shares outstanding - diluted	29,576	29,507

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2021	2020

Net loss	$(1,903)	$(45,661)

Other comprehensive (loss) income
Foreign currency translation adjustments	747	(13,727)
Other comprehensive income (loss)	747	(13,727)
Comprehensive loss	$(1,156)	$(59,388)

Comprehensive (loss) income attributable to non-controlling interests
Net loss (earnings) attributable to non-controlling interests	484	(195)
Foreign currency translation adjustments	269	889
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(403)	$(58,694)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for share information	2021	2020
Common Stock
Balance, beginning of period	$296	$295
Performance stock unit issuance	—	1
Balance, end of period	296	296

Additional Paid-in Capital
Balance, beginning of period	$115,570	$115,784
Amortization of stock-based compensation (1)	259	(14)
Balance, end of period	115,829	115,770

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(6,379)	$(9,442)
Foreign currency translation adjustment	1,016	(12,838)
Balance, end of period	(5,363)	(22,280)

Retained Earnings
Balance, beginning of period	$8,667	$56,669
Net loss	(1,419)	(45,856)
Balance, end of period	7,248	10,813

Total Century Casinos, Inc. Shareholders' Equity	$118,010	$104,599

Noncontrolling Interests
Balance, beginning of period	$8,829	$8,769
Net (loss) earnings	(484)	195
Foreign currency translation adjustment	(269)	(889)
Distribution to non-controlling interest	(655)	—
Balance, end of period	7,421	8,075

Total Equity	$125,431	$112,674

Common shares issued	—	75,635

See notes to unaudited condensed consolidated financial statements.

(1)Includes forfeiture credit for cancelled shares.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2021	2020

Cash Flows provided by (used in) Operating Activities:
Net loss	$(1,903)	$(45,661)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,643	6,495
Lease amortization	1,116	599
Loss on disposition of fixed assets	105	3
Adjustment of contingent liability (Note 7)	6	734
Amortization of stock-based compensation expense	259	(14)
Amortization of deferred financing costs and discount on note receivable	391	398
Impairment (Note 3, Note 4)	—	33,964
Deferred taxes	(772)	2,207
Other	—	1
Changes in Operating Assets and Liabilities:
Receivables, net	1,612	7,574
Prepaid expenses and other assets	2,186	1,731
Accounts payable	(6,524)	441
Other current and long-term liabilities	2,206	(1,579)
Inventories	171	69
Accrued payroll	(335)	(2,925)
Taxes payable	(80)	(5,614)
Net cash provided by (used in) operating activities	5,081	(1,577)

Cash Flows used in Investing Activities:
Purchases of property and equipment	(1,599)	(4,370)
Sale of Century Casino Calgary working capital adjustment	(75)	—
Net cash used in investing activities	(1,674)	(4,370)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months
	ended March 31,
Amounts in thousands	2021	2020

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	—	17,351
Principal payments	(689)	(742)
Payment of deferred financing costs	—	(491)
Net cash (used in) provided by financing activities	(689)	16,118

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(158)	$(1,304)

Increase in Cash, Cash Equivalents and Restricted Cash	$2,560	$8,867

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$63,677	$55,640
Cash, Cash Equivalents and Restricted Cash at End of Period	$66,237	$64,507

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,574	$11,828
Income taxes paid	$1,083	$893

Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,536	$1,153

Non-Cash Financing Activities:
Distributions payable to non-controlling shareholders	$655	$—

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of March 31, 2021 are detailed below.

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

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”)

(1)VICI Properties Inc. (“VICI PropCo”) owns the real estate assets.

On December 1, 2020, the Company sold the casino operations of Century Casino Calgary (“CAL”). The Company continues to operate Century Sports, a sports bar, bowling and entertainment facility located on the property. In addition, the Company owns and leases the underlying real estate to the purchaser. See below in this Note 1 for additional information about CAL.

On March 17, 2020, the Company announced that it had permanently closed Century Casino Bath (“CCB”). CCB voluntarily surrendered its casino gaming license on April 28, 2020 and entered into a creditors voluntary liquidation on May 6, 2020. See below in this Note 1 for additional information about CCB.

Century Bets! Inc. (“CBS” or “Century Bets”) operates the pari-mutuel off-track betting network in southern Alberta, Canada.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of March 31, 2021, CPL owned eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•As of March 31, 2021, the Company had a concession agreement with TUI Cruises for four ship-based casinos. The ship-based casinos are not operating due to the coronavirus (“COVID-19”) pandemic. In May 2021, the agreement for three of the ship-based casinos ended. The Company’s agreement to operate one ship-based casino is expected to continue through June 2022.

•The Company, through its subsidiary CRM, has a 7.5% ownership interest in Mendoza Central Entretenimientos S.A., an Argentinian company (“MCE”). In addition, CRM provides advice to MCE on casino matters pursuant to a consulting agreement in exchange for a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). In March 2020, the Company impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE due to assessments made related to the impact of COVID-19 on MCE. See Note 3 for additional information related to MCE.

Recent Developments Related to COVID-19

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic has had an adverse effect on the Company’s 2020 and first quarter 2021 results of operations and financial condition and the Company expects this situation will continue to have an adverse impact on its results in 2021. The duration and impact of the COVID-19 pandemic otherwise remains uncertain. The table below provides a summary of the time periods in which the Company’s casinos, hotels and other facilities have been closed to comply with quarantines issued by governments to contain the spread of COVID-19. The Company’s casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operations.

Operating Segment	Closure Date	Reopen Date	Gaming Floor Open
Colorado	March 17, 2020	June 15 and June 17, 2020	80% (1)
Missouri	March 17, 2020	June 1, 2020	94%
West Virginia	March 17, 2020	June 5, 2020	85%
Edmonton	March 17, 2020	June 13, 2020
	December 13, 2020	Currently Closed
Calgary	March 17, 2020	June 13, 2020
	December 13, 2020	Currently Closed
Poland	March 13, 2020	May 18, 2020
	December 29, 2020	February 12, 2021
	March 20, 2021	Currently Closed (2)

(1)CRC’s slot floor is fully open. CTL’s slot floor is 66% open due to a county variance requiring every other machine to be powered off. CRC and CTL reopened table games in February 2021 with restrictions on the number of gaming positions.

(2)The Poland casinos are expected to reopen on May 8, 2021.

The Company continues to monitor its liquidity in light of the uncertainty resulting from COVID-19. The Company plans to continue its reduced marketing expenditures and operational expenditures where possible. The Company’s 2021 planned capital expenditure projects will be evaluated throughout the year and postponed to 2022 if necessary and permitted under its agreements. In March 2020, as a proactive measure to increase its cash position and preserve financial flexibility, the Company borrowed an additional $9.95 million on its $10.0 million revolving credit facility (the “Revolving Facility”) under its credit facility (“Macquarie Credit Agreement”) with Macquarie Capital (“Macquarie”) and $7.4 million on its credit agreement with UniCredit Bank Austria AG (“UniCredit”). The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that the Company cash collateralized. See Note 5 for further discussion of the Macquarie Credit Agreement and the UniCredit credit agreement.

The Company cannot predict the negative impacts that the failure to suppress the spread of COVID-19 will have on its consumer demand, workforce, suppliers, contractors and other partners and, whether future closures will be required. Such closures have had and will continue to have a material impact on the Company. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19 and the requirements of health and safety protocols are expected to continue to have a material impact on the Company. Management estimates that the Company’s casino properties in Canada and Poland that are currently closed will need approximately $7.0 million to reopen operations and to cover short-term cash needs at those casinos.

Other Developments

Century Casino Calgary

On August 5, 2020, the Company announced that it had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, the Company paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the purchase agreement. The Company continues to operate Century Sports, and to own the underlying real estate. Upon closing of the transaction, the Company entered into a three year lease agreement with the purchaser of the casino operations for annual net rent for the land and building of CAD 0.5 million ($0.4 million based on the exchange rate on March 31, 2021). In December 2020, the Company began to market the sale of the land and building that it owns in Calgary. The sale is expected to occur by the end of 2021. As of March 31, 2021, the held for sale assets include $4.8 million in land and $3.6 million in buildings and improvements, net of accumulated depreciation.

Century Casino Bath

In March 2020, CCB was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. Under Accounting Standards Codification (“ASC”) 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, when a subsidiary is in legal reorganization or files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. The Company will not regain control of CCB and determined that it was appropriate to deconsolidate CCB effective as of May 6, 2020.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the quarter ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current year presentation in the condensed consolidated financial statements and the accompanying notes thereto.

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	March 31,	March 31,
Amounts in thousands	2021	2020
Cash and cash equivalents	$65,969	$63,676
Restricted cash included in deposits and other	268	831
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$66,237	$64,507

As of March 31, 2021, restricted cash included $0.2 million in deposits and other related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits and other related to an insurance policy. As of March 31, 2020, restricted cash included $0.6 million in deposits and other related to a cash guarantee under the CCB loan agreement that CRM assumed in February 2020, $0.2 million in deposits and other related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits and other related to an insurance policy.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Management’s use of estimates includes estimates for property and equipment, goodwill, intangible assets and income tax.

Presentation of Foreign Currency Amounts – The Company’s functional currency is the US dollar (“USD” or “$”).  Foreign subsidiaries with a functional currency other than the US dollar translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods.  The Company and its subsidiaries enter into various transactions made in currencies different from their functional currencies.  These transactions are typically denominated in the Canadian dollar (“CAD”), Euro (“EUR”), Polish zloty (“PLN”) and British pound (“GBP”).  Gains and losses resulting from changes in foreign currency exchange rates related to these transactions are included in income from operations as they occur.

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of March 31,	As of December 31,
Ending Rates	2021	2020
Canadian dollar (CAD)	1.2575	1.2732
Euros (EUR)	0.8520	0.8157
Polish zloty (PLN)	3.9564	3.7136
British pound (GBP)	0.7253	0.7325

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2021	2020	% Change
Canadian dollar (CAD)	1.2665	1.3429	5.7%
Euros (EUR)	0.8296	0.9074	8.6%
Polish zloty (PLN)	3.7693	3.9221	3.9%
British pound (GBP)	0.7253	0.7816	7.2%
Source: Pacific Exchange Rate Service

2.SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements – The Company has recently adopted the following accounting pronouncement:

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is (i) to simplify the accounting for income taxes by removing certain exceptions, and updating certain requirements, and (ii) to make minor codification improvements for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted – The Company has not yet adopted the following accounting pronouncements:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which provides clarification that certain optional expedients and exceptions in ASU 2020-04 for contract modification and hedge accounting apply to derivatives that are affected by discounting transition. The guidance is effective from March 12, 2020 through December 31, 2022. The Company is evaluating the expedients and exceptions provided by this standard. The Company does not expect the adoption of the standard to have a material impact on the Company’s financial statements.

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

In March 2020, the Company assessed the MCE investment due to COVID-19. Casino de Mendoza, MCE’s only customer, was temporarily closed in March 2020. The investment was valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in no value, and (ii) a value in exchange basis which resulted in no value due to the current circumstances of COVID-19. The Company charged $1.0 million to impairment – intangible and tangible assets in the Corporate and Other segment on the Company’s condensed consolidated statement of loss for the three months ended March 31, 2020.

4.GOODWILL AND INTANGIBLE ASSETS

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of March 31, 2021 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

During the first quarter of 2020, as a result of the COVID-19 pandemic and associated closure of its casinos, the Company concluded these triggering events could indicate possible impairment of its goodwill and indefinite-lived intangible assets. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill and casino licenses related to certain reporting units were impaired. The Company recorded $33.0 million to impairment –intangible and tangible assets on its condensed consolidated statement of loss for the three months ended March 31, 2020 related to the impairment of its goodwill and casino licenses for certain reporting units. The impairment analysis required management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

Goodwill

Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2021	$19,786	$7,385	$6,891	$34,062
Currency translation	—	50	(423)	(373)
Gross carrying value March 31, 2021	19,786	7,435	6,468	33,689

Accumulated impairment losses January 1, 2021	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses March 31, 2021	(19,786)	(3,375)	—	(23,161)

Net carrying value at January 1, 2021	$—	$4,010	$6,891	$10,901
Net carrying value at March 31, 2021	$—	$4,060	$6,468	$10,528

Intangible Assets

Intangible assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2021	2020
Finite-lived
Casino licenses	$2,833	$3,019
Less: accumulated amortization	(1,436)	(1,404)
	1,397	1,615
Trademarks	2,368	2,368
Less: accumulated amortization	(316)	(257)
	2,052	2,111
Players club lists	20,373	20,373
Less: accumulated amortization	(3,881)	(3,153)
	16,492	17,220
Total finite-lived intangible assets, net	19,941	20,946
Indefinite-lived
Casino licenses	30,212	30,061
Trademarks	1,650	1,751
Total indefinite-lived intangible assets	31,862	31,812
Total intangible assets, net	$51,803	$52,758

Trademarks

The Company currently owns three trademarks, the Century Casinos trademark, the Mountaineer trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that the Mountaineer trademark, reported in the United States segment, has a useful life of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name. As such the trademark will be amortized over its useful life. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of loss. Changes in the carrying amount of the Mountaineer trademark are as follows:

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at March 31, 2021
United States	$2,111	$(59)	$2,052

As of March 31, 2021, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2021	$178
2022	237
2023	237
2024	237
2025	237
Thereafter	926
$2,052

The weighted-average amortization period of the Mountaineer trademark is 8.7 years.

Trademarks: Indefinite-Lived

The Company has determined that the Casinos Poland trademark, reported in the Poland segment, and the Century Casinos trademark, reported in the Corporate and Other segment, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s condensed consolidated statements of loss. Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2021	Currency translation	Balance at March 31, 2021
Poland	$1,643	$(101)	$1,542
Corporate and Other	108	—	108
	$1,751	$(101)	$1,650

Casino Licenses: Finite-Lived

As of March 31, 2021, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2021	Amortization	Currency translation	Balance at March 31, 2021
Poland	$1,615	$(124)	$(94)	$1,397

As of March 31, 2021, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2021	$355
2022	459
2023	395
2024	161
2025	27
$1,397

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 2.9 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission and the West Virginia Lottery Commission and held in the Canada segment from the Alberta Gaming, Liquor and Cannabis Commission and Horse Racing Alberta are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of loss. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2021	Currency translation	Balance at March 31, 2021
United States	$17,962	$—	$17,962
Canada	12,099	151	12,250
	$30,061	$151	$30,212

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

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at March 31, 2021
United States	$17,220	$(728)	$16,492

As of March 31, 2021, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2021	$2,182
2022	2,910
2023	2,910
2024	2,910
2025	2,910
Thereafter	2,670
$16,492

The weighted-average amortization period for the player’s club lists is 5.7 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2021 and December 31, 2020 consisted of the following:

Amounts in thousands	March 31, 2021		December 31, 2020
Credit agreement - Macquarie	$167,875	6.64%	$168,300	6.72%
Credit agreements - CPL	994	2.02%	1,296	2.61%
UniCredit loan	1,517	1.66%	1,502	2.05%
UniCredit agreement	7,400	2.48%	7,400	2.60%
Financing obligation - CDR land lease	15,504	11.62%	15,313	13.70%
Total principal	$193,290	6.55%	$193,811	7.03%
Deferred financing costs	(8,869)		(9,261)
Total long-term debt	$184,421		$184,550
Less current portion	(10,619)		(10,718)
Long-term portion	$173,802		$173,832

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaced the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Term Loan”) and the $10.0 million Revolving Facility. The Revolving Facility includes up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Term Loan to fund the acquisition of Mountaineer, Cape Girardeau and Caruthersville (the “Acquired Casinos”) from Eldorado Resorts, Inc. on December 6, 2019 (the “Acquisition”), for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In March 2020, the Company drew $9.95 million on the Revolving Facility. The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that the Company cash collateralized. As of March 31, 2021, the outstanding balance of the Term Loan was $167.9 million and the Company had $9.95 million available to borrow on the Revolving Facility.

The Term Loan matures on December 6, 2026, and the Revolving Facility matures on December 6, 2024. The Term Loan requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The Term Loan may be prepaid without penalty or premium.

Borrowings under the Macquarie Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the London Interbank Offered Rate (“LIBOR”) (as defined in the Macquarie Credit Agreement), plus an applicable margin (each loan, being a “LIBOR Loan”) or (b) the Alternate Base Rate (as defined in the Macquarie Credit Agreement) (each loan, being a “ABR Loan”). The applicable margin for borrowings under the Term Loan is currently 6.50% per annum with respect to LIBOR Loans and 5.50% per annum with respect to ABR Loans. The applicable margin for borrowings under the Revolving Facility is determined as follows: (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Macquarie Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for LIBOR Loans will be 4.25% per annum, and for ABR Loans will be 3.25% per annum, and (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00, the applicable margin for LIBOR Loans will be 4.00% per annum, and for ABR Loans will be 3.00% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit participation fees equal to the applicable margin then in effect for LIBOR Loans multiplied by the average aggregate daily maximum amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Commitment fees of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of loss for the three months ended March 31, 2021 and 2020.

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

The Macquarie Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Macquarie Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Revolving Facility includes a financial maintenance covenant (the “Financial Covenant”) tested as of the last day of each fiscal quarter in which borrowings under the Revolving Facility as of such day equal or exceed $3.5 million. Due to the COVID-19-related borrowings under the Revolving Facility in March 2020, which were substantially repaid in July 2020, the Company and the lender concluded that the Company had not been in compliance with the Financial Covenant. As of September 30, 2020, the Company and Macquarie amended the Macquarie Credit Agreement. Among other things, the amendment waived past noncompliance with the Financial Covenant, suspended further testing of the Financial Covenant until the fiscal quarter ending September 30, 2021, and suspended certain restricted payment baskets until June 30, 2021. As of March 31, 2021, the Company was in compliance with all applicable financial covenants under the Macquarie Credit Agreement.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company amortized $0.4 million for the three months ended March 31, 2021 and 2020 relating to Macquarie Credit Agreement deferred financing costs. These costs are included in interest expense in the condensed consolidated statements of loss for the three months ended March 31, 2021 and 2020.

Casinos Poland

CPL’s short-term line of credit with Alior Bank ended in April 2020. The line of credit bore an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55%.

As of March 31, 2021, CPL had five credit agreements with mBank as detailed below. In April 2021, CPL obtained a waiver from mBank regarding its noncompliance with the required cash inflows and financial covenants related to the five credit agreements during the three months ended March 31, 2021. The waiver waives CPL’s compliance requirements through October 31, 2021.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that was used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of March 31, 2021, the credit agreement had an outstanding balance of PLN 1.1 million ($0.3 million based on the exchange rate in effect on March 31, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash in an account with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.3% to 0.4%, liquidity ratios no less than 1.3 and a debt ratio not higher than 60%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that was used to renovate and enlarge the casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of March 31, 2021, the credit agreement had an outstanding balance of PLN 1.5 million ($0.4 million based on the exchange rate in effect on March 31, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of March 31, 2021, the credit agreement had an outstanding balance of PLN 1.4 million ($0.4 million based on the exchange rate in effect on March 31, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2022.

As of March 31, 2021, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit has a borrowing capacity of PLN 5.0 million. As of March 31, 2021, the credit facility had no outstanding balance and PLN 5.0 million ($1.3 million based on the exchange rate in effect on March 31, 2021) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The credit agreement was scheduled to expire in March 2021 but was amended in April 2021 to extend the line of credit through October 28, 2021 bearing an interest rate that was increased from overnight WIBOR plus 1.80% to overnight WIBOR plus 2.40%.

As of March 31, 2021, CPL had an additional short-term line of credit with mBank used to finance CPL’s current operations. The line of credit bears an interest rate of 1-month WIBOR plus 2.10% with a borrowing capacity of PLN 10.0 million ($2.5 million based on the exchange rate in effect on March 31, 2021), of which PLN 7.5 million ($1.9 million based on the exchange rate in effect on March 31, 2021) can be used only to secure bank guarantees. The credit agreement has a two year term through October 14, 2022. As of March 31, 2021, the credit facility had no outstanding balance and PLN 2.5 million ($0.6 million based on the exchange rate in effect on March 31, 2021) was available for borrowing. The credit agreement is secured by a building owned by CPL in Warsaw and a liquidity guarantee provided by Bank Gospodarstwa Krajowego for the amount of PLN 8.0 million. In addition, CPL is required to maintain cash inflows of PLN 5.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.4%, liquidity ratios not less than 1.3 and a debt ratio not higher than 60%.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on March 31, 2021). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on March 31, 2021) with mBank and will terminate in June 2024 and January 2026. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.9 million ($0.2 million based on the exchange rate in effect on March 31, 2021) in deposits for this purpose as of March 31, 2021. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

In August 2017, the Company’s subsidiary CCB entered into a GBP 2.0 million term loan with UniCredit (the “UniCredit Loan”). In February 2020, the Company’s subsidiary CRM assumed the UniCredit Loan. The UniCredit Loan matures September 30, 2023 and bears interest at the LIBOR plus 1.625%. Proceeds from the loan were used for construction and fitting out of CCB. As of March 31, 2021, the amount outstanding on the UniCredit Loan was GBP 1.1 million ($1.5 million based on the exchange rate in effect on March 31, 2021). CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

In August 2018, CRM entered into a loan agreement with UniCredit (the “UniCredit Agreement”) for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. The borrowings may be denominated in EUR, bearing an interest rate of EURIBOR plus a margin of 1.5%, or USD, bearing an interest rate of LIBOR plus a margin of 1.5% of up to EUR 7.0 million, or the US dollar equivalent. If the interest rate indicator is no longer available, the indicator that comes closest to the agreed upon indicator will be used. The line of credit is available until terminated by either party. Funds can be borrowed with terms of 1, 3, 6, 9 or 12 months. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement and the Company had no further borrowings available as of March 31, 2021. The UniCredit Agreement is secured by a EUR 7.0 million guarantee by the Company and has no financial covenants. The UniCredit Agreement contains customary events of default, including the failure to make required payments. Upon a failure to make required payments following a grace period, amounts due under the UniCredit Agreement may be accelerated. In March 2021, UniCredit extended the term of the line of credit to June 23, 2021 and reduced the interest rate to 1.9%. The Company is in negotiations to convert the line of credit to a term loan.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of March 31, 2021, the outstanding balance on the financing obligation was CAD 19.5 million ($15.5 million based on the exchange rate in effect on March 31, 2021).

As of March 31, 2021, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Agreement	Total
2021	$1,275	$784	$551	$—	$7,400	$10,010
2022	1,700	210	551	—	—	2,461
2023	1,700	—	415	—	—	2,115
2024	1,700	—	—	—	—	1,700
2025	1,700	—	—	—	—	1,700
Thereafter	159,800	—	—	15,504	—	175,304
Total	$167,875	$994	$1,517	$15,504	$7,400	$193,290

6.LONG-TERM FINANCING OBLIGATION

On December 6, 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into the sale and leaseback transaction for the Acquired Casino properties. The Tenant entered into a triple net lease agreement (the “Master Lease”) with the Landlord to lease the real estate assets of the Acquired Casinos. The Master Lease does not transfer control of the Acquired Casino properties to VICI Propco subsidiaries. The Company accounts for the transaction as a failed sale-leaseback financing obligation.

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

•Beginning in the 8th year of the lease term, Rent will be calculated as (i) 80% of the Rent for the 7th lease year (“Base Rent”), subject to an annual Base Rent Escalator of the greater of 1.0125% or CPI subject to adjustment if the Minimum Rent Coverage Ratio is not satisfied, plus (ii) variable rent (“Variable Rent”) equal to 20% of the Rent for the 7th lease year, plus or minus 4.0% of the change in average net revenue of the Acquired Casinos calculated as set forth in the Master Lease.

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

Total payments and interest expense related to the Master Lease for the three months ended March 31, 2021 and 2020 were as follows.

	For the three months ended
	March 31,
Amounts in thousands	2021	2020
Payments made	$4,208	$6,250
Interest expense on financing obligation	$6,934	7,281

The future payments related to the Master Lease financing obligation with the Landlord at March 31, 2021 were as follows.

Amounts in thousands
2021	$18,938
2022	25,503
2023	25,821
2024	26,144
2025	26,340
Thereafter	1,034,721
Total payments	1,157,467
Less imputed interest	(906,683)
Residual Value	28,492
Total	$279,276

7.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through March 31, 2021, CPL has paid PLN 14.3 million ($4.2 million) related to these audits.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of March 31, 2021 is PLN 1.8 million ($0.5 million based on the exchange rate in effect on March 31, 2021). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of March 31, 2021 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of March 31, 2021. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of March 31, 2021.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In March 2020, the Company assessed the likelihood of the collectability of a receivable from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013 and analysis of LOT’s ability to pay, the Company wrote-down PLN 3.0 million ($0.7 million based on the exchange rate in effect on March 31, 2020) to general and administrative expenses on its condensed consolidated statement of loss for the three months ended March 31, 2020.

8.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the three months ended March 31, 2021, the Company recognized income tax expense of $0.1 million on pre-tax loss of ($1.8) million, representing an effective income tax rate of (5.5%) compared to income tax expense of $2.5 million on pre-tax loss of ($43.1) million, representing an effective income tax rate of (5.9%) for the same period in 2020. The comparison of pre-tax loss of ($1.8) million for the three months ended March 31, 2021 to the pre-tax loss of ($43.1) million for the three months ended March 31, 2020 should be considered when comparing effective tax rates for the respective periods.

For the three months ended March 31, 2021, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, which take into account a range of potential impacts from the COVID-19 pandemic, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the three months ended March 31, 2021.

A number of items caused the effective income tax rate for the three months ended March 31, 2021 to differ from the US federal statutory income tax rate of 21%, including a 23% statutory tax rate in Canada, certain nondeductible business expenses in Poland, and various exchange rate benefits. The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, United States, and CRM.

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2021 and 2020 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2021	2020
Weighted average common shares, basic	29,576	29,507
Dilutive effect of stock options	—	—
Weighted average common shares, diluted	29,576	29,507

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2021	2020
Stock options	1,022	1,410

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three months ended March 31, 2021 and 2020.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2020, the Company wrote-down goodwill and intangible assets at certain properties based on forecast losses and cash flows at these reporting units resulting from the triggering events caused by COVID-19 and, as a result, charged $33.0 million to impairment – intangible and tangible assets on its condensed consolidated statement of loss for the three months ended March 31, 2020. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the goodwill and intangible assets. In addition, the Company impaired its MCE investment based on evaluations of the investment resulting from the triggering events caused by COVID-19. The Company made assessments about MCE’s ability to continue as a going concern and future cash flows of MCE. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the investment. The Company used an income approach and cost approach and weighted both equally. The resulting fair value was insignificant, and consequently the investment was fully impaired resulting in $1.0 million expense recorded as impairment – intangible and tangible assets on the Company’s condensed consolidated statement of loss for the three months ended March 31, 2020.

Long-Term Debt – The carrying value of the Macquarie Credit Agreement, the UniCredit Agreement and CPL credit agreements approximate fair value based on the variable interest paid on the obligations. The carrying values of the CRM and CPL short-term lines of credit approximate fair value due to the short-term nature of the agreements and recently negotiated terms. The estimated fair values of the outstanding balances under the Macquarie Credit Agreement, CPL credit facility, CPL credit agreements, and UniCredit Agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months
	ended March 31,
Amounts in thousands	2021	2020
Revenue from contracts with customers	$72,415	$87,656
Interest income	—	1
Cost recovery income	655	—
Total revenue	$73,070	$87,657

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, hotel, food and beverage, and other. Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the three months ended March 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$57,909	$—	$5,519	$—	$63,428
Pari-mutuel and sports betting	931	1,553	—	—	2,484
Hotel	1,750	—	—	—	1,750
Food and beverage	2,684	36	—	—	2,720
Other	1,097	422	391	123	2,033
Net operating revenue	$64,371	$2,011	$5,910	$123	$72,415

	For the three months ended March 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$46,535	$10,210	$16,754	$793	$74,292
Pari-mutuel and sports betting	277	2,075	—	—	2,352
Hotel	1,733	83	—	—	1,816
Food and beverage	3,753	2,501	193	105	6,552
Other	1,129	1,318	115	82	2,644
Net operating revenue	$53,427	$16,187	$17,062	$980	$87,656

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.4 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended March 31, 2021		ended March 31, 2020
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,103	2,200	$326	663
Closing	472	2,227	19	722
Increase/(decrease)	$(631)	$27	$(307)	$59

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

12.LEASES

In January 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), and the subsequent amendments using the alternative modified retrospective method. When adopting the leasing standard, the Company made the following policy elections:

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

The components of lease expense were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2021	2020
Operating lease expense	$1,463	$1,519

Finance lease expense:
Amortization of right-of-use assets	$35	$40
Interest on lease liabilities	2	4
Total finance lease expense	$37	$44

Short-term lease expense	$35	$75

Variable lease expense	$177	$759

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the three months
	March 31,
Amounts in thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$4
Operating cash flows from operating leases	1,581	1,822
Financing cash flows from finance leases	33	43

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	March 31, 2021	December 31, 2020
Operating leases
Leased right-of-use assets, net	$32,196	$34,074

Current portion of operating lease liabilities	4,134	4,327
Operating lease liabilities, net of current portion	30,700	32,277
Total operating lease liabilities	34,834	36,604

Finance leases
Finance lease right-of-use assets, gross	429	552
Accumulated depreciation	(254)	(338)
Property and equipment, net	175	214

Current portion of finance lease liabilities	100	131
Finance lease liabilities, net of current portion	72	83
Total finance lease liabilities	172	214

Weighted-average remaining lease term
Operating leases	11.4 years	11.3 years
Finance leases	2.1 years	2.1 years

Weighted-average discount rate
Operating leases	4.6%	4.5%
Finance leases	4.6%	4.7%

Maturities of lease liabilities as of March 31, 2021 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2021	$4,097	$95
2022	5,247	41
2023	4,608	25
2024	3,872	19
2025	2,786	—
Thereafter	26,405	—
Total lease payments	47,015	180
Less imputed interest	(12,181)	(8)
Total	$34,834	$172

13.SEGMENT INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. The Company views each market in which it operates as a separate operating segment and each casino or other operation within those markets as a reporting unit. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s operations related to Century Casino Bath, which the Company deconsolidated in May 2020, its concession, management and consulting agreements and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All intercompany transactions are eliminated in consolidation.

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

The following tables provide information regarding the Company’s segments:

	For the three months ended March 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$64,371	$2,011	$5,910	$123	$72,415

Earnings (loss) before income taxes	$10,594	$(3,489)	$(3,357)	$(5,552)	$(1,804)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$10,594	$(3,512)	$(1,835)	$(6,666)	$(1,419)
Interest expense (income), net (2)	6,935	307	4	3,276	10,522
Income taxes (benefit)	—	(409)	(606)	1,114	99
Depreciation and amortization	4,525	1,222	793	103	6,643
Net earnings (loss) attributable to non-controlling interests	—	432	(916)	—	(484)
Non-cash stock-based compensation	—	—	—	259	259
Gain on foreign currency transactions, cost recovery income and other	—	(557)	(7)	(417)	(981)
Loss on disposition of fixed assets	73	32	—	—	105
Adjusted EBITDA	$22,127	$(2,485)	$(2,567)	$(2,331)	$14,744

(1)Net operating revenue for Corporate and Other primarily related to the Company’s consulting agreements.

(2)Expense of $6.9 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $4.2 million and $0.3 million, respectively, for the period presented.

	For the three months ended March 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$53,427	$16,187	$17,062	$980	$87,656

(Loss) earnings before income taxes	$(32,372)	$(2,157)	$91	$(8,699)	$(43,137)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(34,219)	$(4,408)	$31	$(7,260)	$(45,856)
Interest expense (income), net (2)	7,281	543	31	3,511	11,366
Income taxes (benefit)	1,847	2,071	45	(1,439)	2,524
Depreciation and amortization	4,259	1,337	763	136	6,495
Net earnings attributable to non-controlling interests	—	180	15	—	195
Non-cash stock-based compensation	—	—	—	(14)	(14)
(Gain) loss on foreign currency transactions and cost recovery income	—	(64)	172	645	753
Impairment - intangible and tangible assets (3)	29,589	3,375	—	1,000	33,964
Loss on disposition of fixed assets	—	—	2	2	4
Acquisition costs	—	—	—	213	213
Adjusted EBITDA	$8,757	$3,034	$1,059	$(3,206)	$9,644

(1)Net operating revenue for Corporate and Other primarily related to CCB, the Company’s cruise ship operations and consulting agreements.

(2)Expense of $7.3 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.2 million and $0.5 million, respectively, for the period presented.

(3)Expense of $29.6 million and $3.4 million is included in the United States and Canada segments, respectively, related to the impairment of goodwill and intangible assets (see Note 4). Expense of $1.0 million is included in the Corporate and Other segment related to the impairment of the MCE investment (see Note 3).

14.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its condensed consolidated financial statements and related notes.

Casinos throughout Poland were closed on March 20, 2021 to comply with a quarantine imposed by the Polish government to contain the spread of COVID-19. The Company expects to reopen its eight casinos in Poland on May 8, 2021. The regulation lifting the lockdown for the Polish casinos includes social distancing practices and enhanced health and safety protocols.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

EXECUTIVE OVERVIEW

Overview

Since our inception in 1992, we have been primarily engaged in developing and operating gaming establishments and related lodging, restaurant and entertainment facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenue generated from hotel, restaurant, horse racing (including off-track betting), sports betting, bowling and entertainment facilities that are in most instances a part of the casinos.

We view each market in which we operate as a separate operating segment and each casino or other operation within those markets as a reporting unit. We aggregate all operating segments into three reportable segments based on the geographical locations in which our casinos operate: United States, Canada and Poland. We have additional business activities including concession agreements, management agreements, consulting agreements and certain other corporate and management operations that we report as Corporate and Other.

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments. The reporting units, except for Century Downs Racetrack and Casino and Casinos Poland, are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below. The real estate assets at our West Virginia and Missouri operating segments are owned by VICI PropCo and leased to us under the Master Lease.

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

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of March 31, 2021, CPL owned eight casinos throughout Poland. The following table summarizes information about CPL’s casinos as of March 31, 2021.

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

Recent Developments Related to COVID-19

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic has had an adverse effect on our results of operations and financial condition for 2020, and the first quarter of 2021, and we expect the situation will continue to have an adverse effect on our results for the remainder of 2021. The duration and impact of the COVID-19 pandemic otherwise remains uncertain. See “Discussion of Results” below for a summary of the closures in each operating segment.

Our Canada properties are currently closed. Our Poland casinos closed most recently on March 20, 2021 and are expected to reopen on May 8, 2021. Our casinos in the United States have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. In Colorado, each city has different gaming floor restrictions. For both Colorado cities there are capacity restrictions within the casinos, but the casinos are able to operate 24/7. In Missouri, the full gaming floor is open, hours of operation are reduced, and food outlets that have reopened have limited operating hours. In West Virginia, the majority of the gaming floor has reopened, the gaming floor is limited to machines that are six feet apart or with barriers, food and beverage outlets have reopened with limited hours of operation, casino hours of operation are reduced, there are capacity restrictions within the casino, and the hotel is operating with limited rooms available.

Temporary closures of all of our facilities during 2020 and some of our facilities in the first quarter of 2021 due to COVID-19 negatively impacted results for the three months ended March 31, 2021 and 2020. See “Discussion of Results” below for a summary of the closures in each operating segment.

We estimate that net operating revenue for the three months ended March 31, 2021 and 2020 was adversely impacted by approximately $15.7 million and $18.2 million, respectively, and that Adjusted EBITDA for the three months ended March 31, 2021 and 2020 was adversely impacted by $6.7 million and $11.4 million, respectively, due to the closures. We estimate that the net cash outflows related to the Canada and Poland operations during the time they are fully suspended are, on average, approximately $2.5 million per month. We estimate that the Company will need to spend approximately $7.0 million to reopen operations at the casino properties in Canada and Poland that are currently closed and to cover short-term cash needs at those casinos. We continue to monitor our liquidity in light of the uncertainty resulting from COVID-19. We plan to continue our reduced marketing and operational expenditures where possible and to seek government subsidies in jurisdictions in which they are available and attainable. Planned capital expenditures for 2021 include approximately $6.4 million in gaming equipment, renovations to various properties and security system upgrades. Our planned capital expenditures projects in 2021 are being evaluated throughout the year and postponed to 2022 if necessary and permitted under our agreements.

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

Other Developments

Century Casino Calgary – On August 5, 2020, we announced that we had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three-year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, we paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the agreement. We continue to operate Century Sports, a sports bar, bowling and entertainment facility, and own the underlying real estate. In December 2020, we entered into a three-year lease agreement with the purchaser of the casino operations for the land and building for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on December 31, 2020). In December 2020, we began to market the sale of the land and building that we own in Calgary. The sale is expected to occur by the end of 2021. As of December 31, 2020, the held for sale assets include $4.8 million in land and $3.6 million in buildings and improvements, net of accumulated depreciation.

Century Casino Bath – In March 2020, Century Casino Bath was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. We deconsolidated CCB effective as of May 6, 2020. See Note 1, “Description of Business and Basis of Presentation,” to our condensed consolidated financial statements in Part I, Item 1 of this report for further discussion of CCB.

Casinos Poland – We were in preliminary discussions with Totalizator Sportowy, Poland’s state-run gambling operator, regarding a potential sale of our interest in Casinos Poland; however, the discussions have been suspended and may not resume.

Additional Projects under Development

We are currently exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete the proposed project or acquisition or could eliminate its feasibility all together.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2021	2020	% Change
Canadian dollar (CAD)	1.2665	1.3429	5.7%
Euros (EUR)	0.8296	0.9074	8.6%
Polish zloty (PLN)	3.7693	3.9221	3.9%
British pound (GBP)	0.7253	0.7816	7.2%
Source: Pacific Exchange Rate Service

We recognize in our condensed consolidated statements of loss foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,			%
Amounts in thousands	2021	2020	Change	Change
Gaming Revenue	$63,428	$74,292	$(10,864)	(14.6%)
Pari-mutuel and Sports Betting Revenue	2,484	2,352	132	5.6%
Hotel Revenue	1,750	1,816	(66)	(3.6%)
Food and Beverage Revenue	2,720	6,552	(3,832)	(58.5%)
Other Revenue	2,033	2,644	(611)	(23.1%)
Net Operating Revenue	72,415	87,656	(15,241)	(17.4%)
Gaming Expenses	(31,739)	(42,043)	(10,304)	(24.5%)
Pari-mutuel and Sports Betting Expenses	(2,401)	(3,160)	(759)	(24.0%)
Hotel Expenses	(511)	(724)	(213)	(29.4%)
Food and Beverage Expenses	(2,605)	(6,670)	(4,065)	(60.9%)
General and Administrative Expenses	(20,268)	(26,372)	(6,104)	(23.1%)
Depreciation and Amortization	(6,643)	(6,495)	148	2.3%
Impairment - Intangible and Tangible Assets	—	(33,964)	(33,964)	(100.0%)
Total Operating Costs and Expenses	(64,167)	(119,428)	(55,261)	(46.3%)
Earnings (Loss) from Operations	8,248	(31,772)	40,020	126.0%

Non-Controlling Interest	484	(195)	(679)	(348.2%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(1,419)	(45,856)	44,437	96.9%
Adjusted EBITDA (1)	$14,744	$9,644	$5,100	52.9%

Loss Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Loss Per Share	$(0.05)	$(1.55)	$1.50	96.8%
Diluted Loss Per Share	$(0.05)	$(1.55)	$1.50	96.8%

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net loss attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

COVID-19 – Closures of all or a portion of our facilities due to COVID-19 had a significant negative impact on our results for the three months ended March 31, 2021 and 2020.

The table below provides a summary of the time periods in which our casinos, hotels and other facilities have been closed to comply with quarantines issued by governments to contain the spread of COVID-19. Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operation.

Operating Segment	Closure Date	Reopen Date	Gaming Floor Open
Colorado	March 17, 2020	June 15 and June 17, 2020	80% (1)
Missouri	March 17, 2020	June 1, 2020	94%
West Virginia	March 17, 2020	June 5, 2020	85%
Edmonton	March 17, 2020	June 13, 2020
	December 13, 2020	Currently Closed
Calgary	March 17, 2020	June 13, 2020
	December 13, 2020	Currently Closed
Poland	March 13, 2020	May 18, 2020
	December 29, 2020	February 12, 2021
	March 20, 2021	Currently Closed

(1)CRC’s slot floor is fully open. CTL’s slot floor is 66% open due to a county variance requiring every other machine to be powered off. CRC and CTL reopened table games in February 2021 with restrictions on the number of gaming positions.

•We impaired goodwill and intangible assets in the three months ended March 31, 2020 due to quantitative and qualitative impairment analysis performed related to the triggering events caused by COVID-19. We impaired $29.6 million in the United States segment and $3.4 million in the Canada segment.

•We impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE in the Corporate and Other segment due to assessments made related to the impact of COVID-19 on MCE in the three months ended March 31, 2020.

•We recorded valuation allowances on our net deferred tax assets in the United States and Canada segments in the three months ended March 31, 2020, which resulted in $1.0 million and $1.5 million of tax expense in the United States and Canada segments, respectively.

Corporate and Other

•We wrote-down $0.7 million related to the portion of the liability that we had sought to collect from LOT in the three months ended March 31, 2020.

•We closed CCB in March 2020.

•All cruise ships on which our ship-based casinos are located suspended operations in March 2020 due to COVID-19. None of the cruise ships operated in the first quarter of 2021.

Net operating revenue decreased by ($15.2) million, or (17.4%), for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

•United States increased by $10.9 million, or 20.5%.

•Canada decreased by ($14.2) million, or (87.6%).

•Poland decreased by ($11.2) million, or (65.4%).

•Corporate and Other decreased by ($0.9) million, or (87.4%).

Operating costs and expenses decreased by ($55.3) million, or (46.3%), for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Following is a breakout of operating costs and expenses by segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

•United States decreased by ($31.7) million, or (40.3%).

•Canada decreased by ($12.0) million, or (67.4%).

•Poland decreased by ($7.5) million, or (44.7%).

•Corporate and Other decreased by ($4.1) million, or (64.6%).

Earnings (loss) from operations increased by $40.0 million, or 126.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

•United States increased by $42.6 million, or 169.9%.

•Canada decreased by ($2.1) million, or (127.7%).

•Poland decreased by ($3.7) million, or (1242.9%).

•Corporate and Other increased by $3.2 million, or 60.3%.

Net loss attributable to Century Casinos, Inc. shareholders decreased by $44.4 million, or 96.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Items deducted from or added to earnings (loss) from operations to arrive at net loss attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended March 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$10,594	$(3,512)	$(1,835)	$(6,666)	$(1,419)
Interest expense (income), net (1)	6,935	307	4	3,276	10,522
Income taxes (benefit)	—	(409)	(606)	1,114	99
Depreciation and amortization	4,525	1,222	793	103	6,643
Net earnings (loss) attributable to non-controlling interests	—	432	(916)	—	(484)
Non-cash stock-based compensation	—	—	—	259	259
Gain on foreign currency transactions, cost recovery income and other	—	(557)	(7)	(417)	(981)
Loss on disposition of fixed assets	73	32	—	—	105
Adjusted EBITDA	$22,127	$(2,485)	$(2,567)	$(2,331)	$14,744

(1)Expense of $6.9 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $4.2 million and $0.3 million, respectively, for the period presented.

	For the three months ended March 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(34,219)	$(4,408)	$31	$(7,260)	$(45,856)
Interest expense (income), net (1)	7,281	543	31	3,511	11,366
Income taxes (benefit)	1,847	2,071	45	(1,439)	2,524
Depreciation and amortization	4,259	1,337	763	136	6,495
Net earnings attributable to non-controlling interests	—	180	15	—	195
Non-cash stock-based compensation	—	—	—	(14)	(14)
(Gain) loss on foreign currency transactions and cost recovery income	—	(64)	172	645	753
Impairment - intangible and tangible assets (2)	29,589	3,375	—	1,000	33,964
Loss on disposition of fixed assets	—	—	2	2	4
Acquisition costs	—	—	—	213	213
Adjusted EBITDA	$8,757	$3,034	$1,059	$(3,206)	$9,644

(1)Expense of $7.3 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.2 million and $0.5 million, respectively, for the period presented.

(2)Expense of $29.6 million and $3.4 million is included in the United States and Canada segments, respectively, related to the impairment of goodwill and intangible assets (see Note 4 to our condensed consolidated financial statements in Part I, Item 1 of this report). Expense of $1.0 million is included in the Corporate and Other segment related to the impairment of the MCE investment (see Note 3 to our condensed consolidated financial statements in Part I, Item 1 of this report).

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

Amounts in thousands	March 31, 2021	March 31, 2020
Total long-term debt, including current portion	$184,421	$194,029
Deferred financing costs	8,869	10,090
Total principal	$193,290	$204,119
Less: Cash and cash equivalents	$65,969	$63,676
Net Debt	$127,321	$140,443

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months
	ended March 31,			%
Amounts in thousands	2021	2020	Change	Change
Gaming Revenue	$57,909	$46,535	$11,374	24.4%
Pari-mutuel and Sports Betting Revenue	931	277	654	236.1%
Hotel Revenue	1,750	1,733	17	1.0%
Food and Beverage Revenue	2,684	3,753	(1,069)	(28.5%)
Other Revenue	1,097	1,129	(32)	(2.8%)
Net Operating Revenue	64,371	53,427	10,944	20.5%
Gaming Expenses	(27,375)	(27,815)	(440)	(1.6%)
Pari-mutuel and Sports Betting Expenses	(518)	(378)	140	37.0%
Hotel Expenses	(509)	(675)	(166)	(24.6%)
Food and Beverage Expenses	(2,201)	(3,486)	(1,285)	(36.9%)
General and Administrative Expenses	(11,714)	(12,316)	(602)	(4.9%)
Depreciation and Amortization	(4,525)	(4,259)	266	6.2%
Impairment - Intangible and Tangible Assets	—	(29,589)	(29,589)	(100.0%)
Total Operating Costs and Expenses	(46,842)	(78,518)	(31,676)	(40.3%)
Earnings (Loss) from Operations	17,529	(25,091)	42,620	169.9%

Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	10,594	(34,219)	44,813	131.0%
Adjusted EBITDA	$22,127	$8,757	$13,370	152.7%

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

In December 2020, we entered into an agreement with a gaming partner to utilize our license with the state of West Virginia to operate an internet and mobile interactive gaming application. The application launched in April of 2021. The agreement provides for a share of net gaming revenue.

In November 2020, Colorado voters passed a constitutional amendment to allow voters in Cripple Creek, Black Hawk and Central City to increase or remove betting limits and approve new casino games. Elected officials in all three cities approved no limits on single bets at the casinos and new games to begin May 2021. The changes are expected to encourage customers who might otherwise travel to destination casinos to gamble in local Colorado casinos.

Our US operations closed due to COVID-19 on March 17, 2020 and reopened between June 1, 2020 and June 17, 2020. Our casinos in the US have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the United States segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Amounts in millions	Jan	Feb	Mar	Q1
Colorado
2021	3.2	2.7	3.5	9.4
2020	2.8	2.8	1.1	6.7
2021/2020	0.4	(0.1)	2.4	2.7
	14.3%	(3.6%)	218.2%	40.9%
West Virginia
2021	8.2	6.5	9.2	23.9
2020	9.6	10.3	5.2	25.1
2021/2020	(1.4)	(3.8)	4.0	(1.2)
	(14.6%)	(36.9%)	76.9%	(4.7%)
Missouri
2021	10.6	7.7	12.7	31.0
2020	7.9	9.0	4.7	21.6
2021/2020	2.7	(1.3)	8.0	9.4
	34.2%	(14.4%)	170.2%	43.4%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the United States segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Jan	Feb	Mar	Q1
Colorado
2021	2.0	2.0	2.3	6.3
2020	2.2	2.1	1.6	5.9
2021/2020	(0.2)	(0.1)	0.7	0.4
	(9.1%)	(4.8%)	43.8%	7.1%
West Virginia
2021	7.0	5.9	7.5	20.4
2020	8.5	8.5	6.3	23.3
2021/2020	(1.5)	(2.6)	1.2	(2.9)
	(17.6%)	(30.6%)	19.0%	(12.4%)
Missouri
2021	5.3	4.5	5.9	15.7
2020	5.2	6.0	4.3	15.5
2021/2020	0.1	(1.5)	1.6	0.2
	1.9%	(25.0%)	37.2%	1.5%

During the United States closures, we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Additional savings related to gaming-related expenses. COVID-19 continues to impact results, and we are seeking to maintain operating cost efficiencies during 2021. We anticipate increasing our promotional offerings as needed to compete in the competitive markets in which we operate our US casinos. We plan to continue to encourage social distancing and other measures in compliance with governmental health and safety requirements.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months
	ended March 31,			%
Amounts in thousands	2021	2020	Change	Change
Gaming Revenue	$—	$10,210	$(10,210)	(100.0%)
Pari-mutuel and Sports Betting Revenue	1,553	2,075	(522)	(25.2%)
Hotel Revenue	—	83	(83)	(100.0%)
Food and Beverage Revenue	36	2,501	(2,465)	(98.6%)
Other Revenue	422	1,318	(896)	(68.0%)
Net Operating Revenue	2,011	16,187	(14,176)	(87.6%)
Gaming Expenses	(125)	(2,975)	(2,850)	(95.8%)
Pari-mutuel and Sports Betting Expenses	(1,883)	(2,782)	(899)	(32.3%)
Hotel Expenses	(2)	(49)	(47)	(95.9%)
Food and Beverage Expenses	(130)	(2,385)	(2,255)	(94.5%)
General and Administrative Expenses	(2,469)	(4,962)	(2,493)	(50.2%)
Depreciation and Amortization	(1,222)	(1,337)	(115)	(8.6%)
Impairment - Intangible and Tangible Assets	—	(3,375)	(3,375)	(100.0%)
Total Operating Costs and Expenses	(5,831)	(17,865)	(12,034)	(67.4%)
Loss from Operations	(3,820)	(1,678)	(2,142)	(127.7%)

Non-Controlling Interest	(432)	(180)	252	140.0%
Loss Attributable to Century Casinos, Inc. Shareholders	(3,512)	(4,408)	896	20.3%
Adjusted EBITDA	$(2,485)	$3,034	$(5,519)	(181.9%)

Results in US dollars were impacted by a 5.7% exchange rate increase in the average rates between the US dollar and the Canadian dollar for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Our Canadian operations closed due to COVID-19 on March 17, 2020 and reopened on June 13, 2020. The Canadian operations closed again on December 13, 2020 due to COVID-19 and remain closed. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Canada segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Amounts in millions	Jan	Feb	Mar	Q1
Edmonton - CAD
2021	0.4	0.4	0.5	1.3
2020	4.8	5.3	3.0	13.1
2021/2020	(4.4)	(4.9)	(2.5)	(11.8)
	(91.7%)	(92.5%)	(83.3%)	(89.9%)
Edmonton - USD
2021	0.3	0.3	0.4	1.0
2020	3.6	4.0	2.2	9.8
2021/2020	(3.3)	(3.7)	(1.8)	(8.8)
	(91.7%)	(92.5%)	(81.8%)	(89.3%)

Amounts in millions	Jan	Feb	Mar	Q1
Calgary - CAD
2021	0.4	0.4	0.4	1.2
2020	3.3	3.5	1.7	8.5
2021/2020	(2.9)	(3.1)	(1.3)	(7.3)
	(87.9%)	(88.6%)	(76.5%)	(85.7%)
Calgary - USD
2021	0.3	0.3	0.4	1.0
2020	2.6	2.6	1.2	6.4
2021/2020	(2.3)	(2.3)	(0.8)	(5.4)
	(88.5%)	(88.5%)	(66.7%)	(84.9%)

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Canada segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Jan	Feb	Mar	Q1
Edmonton - CAD
2021	1.1	1.3	1.3	3.7
2020	3.9	4.0	3.7	11.6
2021/2020	(2.8)	(2.7)	(2.4)	(7.9)
	(71.8%)	(67.5%)	(64.9%)	(68.2%)
Edmonton - USD
2021	0.9	1.0	1.1	3.0
2020	3.0	3.0	2.7	8.7
2021/2020	(2.1)	(2.0)	(1.6)	(5.7)
	(70.0%)	(66.7%)	(59.3%)	(65.4%)

Amounts in millions	Jan	Feb	Mar	Q1
Calgary - CAD
2021	0.4	0.8	0.9	2.1
2020	1.9	2.1	2.0	6.0
2021/2020	(1.5)	(1.3)	(1.1)	(3.9)
	(78.9%)	(61.9%)	(55.0%)	(65.0%)
Calgary - USD
2021	0.4	0.6	0.7	1.7
2020	1.5	1.6	1.4	4.5
2021/2020	(1.1)	(1.0)	(0.7)	(2.8)
	(73.3%)	(62.5%)	(50.0%)	(62.0%)

Net operating revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was impacted negatively by continued closures due to COVID-19. In March 2021, we reopened some restaurants within our casinos. We anticipate social distancing and attendance restrictions in our casinos and at our racetracks when they are reopened in 2021, which we expect will negatively impact revenue in 2021. In addition, we sold the casino operations of CAL in December 2020, which impacts comparability of the Calgary operating segment in 2021.

Operating expenses during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were impacted by COVID-19. We received wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy that was enacted in April 2020 as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. The qualified government wage subsidies reduced operating expenses by CAD 0.9 million ($0.7 million based on the average exchange rate for the three months ended March 31, 2021) for the three months ended March 31, 2021. In addition, we sold the casino operations of CAL in December 2020. The sale of the casino operations reduced operating expenses in the Calgary operating segment in the three months ended March 31, 2021 and will reduce operating expenses in this segment going forward.

During the Canadian closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Because COVID-19 continues to impact results, we are continuing to focus on managing costs. We continue to look for synergies among our Canadian properties including prizes that are available to guests at all locations instead of at individual casinos only. We expect payroll costs will begin to trend higher as it is expected that table games will reopen when the casinos reopen or shortly thereafter, and government wage subsidies are not forecast to continue once operations resume in 2021. We plan to continue to update our properties with enhancements to encourage social distancing and other measures to allow us to reopen additional gaming space and other facilities that currently are closed due to COVID-19 restrictions.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months
	ended March 31,			%
Amounts in thousands	2021	2020	Change	Change
Gaming Revenue	$5,519	$16,754	$(11,235)	(67.1%)
Food and Beverage Revenue	—	193	(193)	(100.0%)
Other Revenue	391	115	276	240.0%
Net Operating Revenue	5,910	17,062	(11,152)	(65.4%)
Gaming Expenses	(4,239)	(10,583)	(6,344)	(59.9%)
Food and Beverage Expenses	(274)	(666)	(392)	(58.9%)
General and Administrative Expenses	(3,964)	(4,756)	(792)	(16.7%)
Depreciation and Amortization	(793)	(763)	30	3.9%
Total Operating Costs and Expenses	(9,270)	(16,768)	(7,498)	(44.7%)
(Loss) Earnings from Operations	(3,360)	294	(3,654)	(1242.9%)

Non-Controlling Interest	916	(15)	(931)	(6206.7%)
(Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(1,835)	31	(1,866)	(6019.4%)
Adjusted EBITDA	$(2,567)	$1,059	$(3,626)	(342.4%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires, there is a public notification of the available license and any gaming company can apply for a new license for that city. The next license expiration for a CPL casino occurs in September 2022.

Results in US dollars were impacted by a 3.9% increase in the average exchange rate between the US dollar and Polish zloty for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The casinos in Poland were closed due to COVID-19 in March 2020 and reopened in May 2020, and closed again in December 2020. The casinos again reopened in February 2021, closed again in March 2021 and are expected to reopen again on May 8, 2021. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Poland segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Amounts in millions	Jan	Feb	Mar	Q1
PLN
2021	0.2	12.4	9.8	22.4
2020	26.6	26.2	13.8	66.6
2021/2020	(26.4)	(13.8)	(4.0)	(44.2)
	(99.2%)	(52.7%)	(29.0%)	(66.4%)
USD
2021	0.1	3.3	2.5	5.9
2020	7.0	6.7	3.4	17.1
2021/2020	(6.9)	(3.4)	(0.9)	(11.2)
	(98.6%)	(50.7%)	(26.5%)	(65.4%)

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Poland segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, excluding depreciation and amortization expense.

Amounts in millions	Jan	Feb	Mar	Q1
PLN
2021	6.8	13.0	12.2	32.0
2020	24.5	23.9	14.1	62.5
2021/2020	(17.7)	(10.9)	(1.9)	(30.5)
	(72.2%)	(45.6%)	(13.5%)	(48.8%)
USD
2021	1.8	3.5	3.2	8.5
2020	6.4	6.1	3.5	16.0
2021/2020	(4.6)	(2.6)	(0.3)	(7.5)
	(71.9%)	(42.6%)	(8.6%)	(46.9%)

The net operating revenue decreases during the first quarters of 2021 and 2020 relate primarily to temporary casino closures and reduced tourism in Warsaw. During the closures of our Poland casinos, we reduced operating costs and expenses as much as possible. COVID-19 continues to impact results, and we continue to focus on analyzing staffing needs to match customer volumes while managing our costs.

We currently own three casinos in Warsaw. There is proposed legislation to split the Warsaw voivodship (or province), which could limit the number of casino licenses available in Warsaw in the future. If the legislation is passed, it is expected that as licenses in Warsaw expire a new tender would not be offered until the maximum number of licenses available is reached. Any change to the number of licenses available in a city could have a negative impact on results if we are unable to obtain new casino licenses after they expire.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months
	ended March 31,			%
Amounts in thousands	2021	2020	Change	Change
Gaming Revenue	$—	$793	$(793)	(100.0%)
Food and Beverage Revenue	—	105	(105)	(100.0%)
Other Revenue	123	82	41	50.0%
Net Operating Revenue	123	980	(857)	(87.4%)
Gaming Expenses	—	(670)	(670)	(100.0%)
Food and Beverage Expenses	—	(133)	(133)	(100.0%)
General and Administrative Expenses	(2,121)	(4,338)	(2,217)	(51.1%)
Depreciation and Amortization	(103)	(136)	(33)	(24.3%)
Impairment - Intangible and Tangible Assets	—	(1,000)	(1,000)	(100.0%)
Total Operating Costs and Expenses	(2,224)	(6,277)	(4,053)	(64.6%)
Loss from Operations	(2,101)	(5,297)	3,196	60.3%

Net Loss Attributable to Century Casinos, Inc. Shareholders	(6,666)	(7,260)	594	8.2%
Adjusted EBITDA	$(2,331)	$(3,206)	$875	27.3%

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

•As of March 31, 2021, we had a concession agreement with TUI Cruises for four ship-based casinos. The cruise ships on which our ship-based casinos are located stopped sailing in March 2020 due to COVID-19 and did not sail during the first quarter of 2021. In May 2021, the agreement for three of the ship-based casinos ended. Our agreement to operate one ship-based casino is expected to continue through June 2022.

•Through our subsidiary CRM, we have a 7.5% ownership interest in MCE. In addition, CRM provides advice to MCE on casino matters pursuant to a consulting agreement for a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA. In March 2020, due to the impact of COVID-19 on MCE, we impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE. See Note 3, “Investments,” to our condensed consolidated financial statements in Part I, Item 1 of this report for additional information related to MCE.

Three Months Ended March 31, 2021 and 2020

The following discussion highlights results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Revenue Highlights

Non-Corporate Reporting Units

•Net operating revenue decreased due to the casino closures at CCB and on the ships.

Operating Expense Highlights

Non-Corporate Reporting Units

•Total operating costs and expenses decreased due to the casino closures at CCB and on the ships.

Corporate Reporting Units

Our corporate reporting units include certain other corporate and management operations. Total operating costs and expenses in the corporate reporting units decreased by ($2.3) million, or (51.7%) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. In March 2020, we impaired the MCE investment due to an assessment of MCE’s operations resulting from COVID-19. As a result of the impairment, we recorded $1.0 million to impairment – intangible and tangible assets during the three months ended March 31, 2020. In addition, we assessed the collectability of a receivable from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that we acquired in 2013, related to the Poland contingent liability and determined that, due to COVID-19, it was more likely than not that LOT would be unable to repay us for LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on the receivable and analysis of LOT’s ability to pay, we wrote-down the $0.7 million receivable to general and administrative expenses for the three months ended March 31, 2020.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months
	ended March 31,
Amounts in thousands	2021	2020	$ Change	% Change
Interest Income	$—	$1	$(1)	(100.0%)
Interest Expense	(10,522)	(11,367)	(845)	(7.4%)
Gain on Foreign Currency Transactions and Other	470	1	469	46900.0%
Non-Operating (Expense) Income	$(10,052)	$(11,365)	$(1,313)	(11.6%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Macquarie Credit Agreement, our financing obligation with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease.

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $0.7 million was received by CDR for the three months ended March 31, 2021, related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. There was no cost recovery income received by CDR for the three months ended March 31, 2020.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2021, we recognized income tax expense of $0.1 million on pre-tax loss of ($1.8) million, representing an effective income tax rate of (5.5%), compared to income tax expense of $2.5 million on pre-tax loss of ($43.1) million, representing an effective income tax rate of (5.9%) for the same period in 2020. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing activities. In 2020, and the first quarter of 2021, our liquidity has been adversely affected by temporary closures of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19, as discussed below.

As of March 31, 2021, our total debt under bank borrowings and other agreements net of $8.9 million related to deferred financing costs was $184.4 million, of which $173.8 million was long-term debt and $10.6 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, the CPL credit facility, the UniCredit Loan and the UniCredit Agreement. For a description of our debt agreements, see Note 5, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $127.3 million as of March 31, 2021 compared to $140.4 million as of March 31, 2020, due to repayment of the Macquarie Revolving Facility during 2020. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2021 maturities of our debt:

Amounts in thousands
Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Loan	Century Downs Land Lease	UniCredit Agreement	Total
$1,275	$784	$551	$—	$7,400	$10,010

The following table lists the amount of remaining 2021 payments due under our lease agreements:

Amounts in thousands
Operating Leases	Finance Leases	Total
$4,097	$95	$4,192

In addition to these payment obligations, we are required to pay annual rent of approximately $25.3 million under the Master Lease and $1.6 million under the CDR land lease financing obligation, excluding variable rent payments. Cash payments related to the Master Lease and CDR land lease were $4.2 million and $0.3 million, respectively, for the three months ended March 31, 2021 and $6.2 million and $0.5 million, respectively, for the three months ended March 31, 2020.

Cash Flows

At March 31, 2021, cash, cash equivalents and restricted cash totaled $66.2 million, and we had working capital (current assets minus current liabilities) of $37.3 million compared to cash, cash equivalents and restricted cash of $63.7 million and working capital of $34.5 million at December 31, 2020. The increase in cash, cash equivalents and restricted cash from December 31, 2020 is due to $5.1 million of net cash provided by operating activities, offset by $1.6 million used to purchase property and equipment, $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary, $0.7 million in principal payments on borrowings, and $0.2 million in exchange rate changes.

Net cash provided by operating activities was $5.1 million for the three months ended March 31, 2021 and net cash used by operating activities was $1.6 million for the three months ended March 31, 2020. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flow from operations for the three months ended March 31, 2020 was negatively impacted by the suspension of our operations due to COVID-19. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $1.7 million for the three months ended March 31, 2021 consisted of $0.1 million for slot machine purchases and $0.6 million in gaming floor upgrades at our West Virginia property; $0.3 million for slot machine purchases at our Missouri properties; $0.6 million in other fixed asset additions at our properties and $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary.

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

Net cash provided by financing activities of $0.7 million for the three months ended March 31, 2021 consisted of $0.7 million in principal payments on borrowings.

Net cash provided by financing activities of $9.9 million for the three months ended March 31, 2020 consisted of $10.4 million in proceeds from borrowings on our long-term debt net of principal repayments, offset by $0.5 million in deferred financing costs.

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2021. We did not repurchase any common stock during the three months ended March 31, 2021. The repurchase program has no set expiration or termination date.

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

The COVID-19 pandemic has had an adverse effect on our results of operations, financial condition and liquidity for 2020 and the first quarter of 2021, and we expect the situation will continue to have an adverse effect on our results of operations, financial condition and liquidity during the remainder of 2021. The duration and impact of the COVID-19 pandemic remains uncertain. Between March 13, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020, and our North American operations reopened between June 1, 2020 and June 17, 2020. Additional closures of our Canada and Poland casinos were required in December 2020 to comply with quarantines issued by governments. Our Poland casinos reopened in February 2021, closed again in March 2021, and are expected to reopen again on May 8, 2021. Our Canada casino properties currently remain closed. Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operations. We estimate that the net cash outflows related to the Canada and Poland operations during the time they were fully suspended were, on average, approximately $2.5 million per month. We estimate that the casino properties in Canada and Poland that are currently closed will need to spend approximately $7.0 million to reopen operations and to cover short-term cash needs at those casinos.

We continue to monitor our liquidity in light of the uncertainty resulting from COVID-19. We plan to continue to reduce marketing and operating expenditures where possible. Planned capital expenditures in 2021 include approximately $6.4 million in gaming equipment, renovations to various properties and security system upgrades. Our 2021 planned capital expenditure projects will be evaluated throughout the year and postponed to 2022 if necessary and permitted under our agreements.

In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed $9.95 million on our revolving credit facility with Macquarie and $7.4 million on our credit agreement with UniCredit. We repaid the Macquarie revolving credit facility in July 2020 except for a $50,000 letter of credit that we cash collateralized. As of March 31, 2021, we had $9.95 million available to borrow on the Macquarie revolving credit facility. CPL currently has five credit agreements with mBank. In April 2021, CPL obtained a waiver from mBank regarding its noncompliance with the required cash inflows and financial covenants related to the five credit agreements during the three months ended March 31, 2021. The waiver waives CPL’s compliance requirements through October 31, 2021. The maturity date of CPL’s PLN 5.0 million line of credit, which had no outstanding balance as of March 31, 2021, was also extended to October 28, 2021.

We cannot predict the negative impacts that the failure to suppress the spread of COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners, when our Canadian locations will reopen and, whether future closures will be required. Such closures have had and will continue to have a material impact on our business. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19 and the requirements of health and safety protocols are expected to continue to have a material impact on our business.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $20.0 million of our total $66.0 million in cash and cash equivalents at March 31, 2021 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2021. There were no repurchases of common stock during the three months ended March 31, 2021.

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

Chief Financial Officer

Date: May 6, 2021