Form 10-Q
period 2021-06-30
CENTURY CASINOS INC /CO/
filed 2021-08-06
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,583,814 shares of common stock, $0.01 par value per share, were outstanding as of August 2, 2021.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$80,163	$63,413
Receivables, net	10,149	8,237
Prepaid expenses	7,270	12,021
Inventories	1,389	1,660
Other current assets	2,534	1,020
Assets held for sale	8,496	8,271
Total Current Assets	110,001	94,622

Property and equipment, net	480,503	485,248
Leased right-of-use assets, net	32,188	34,074
Goodwill	10,844	10,901
Intangible assets, net	51,190	52,758
Deferred income taxes	1,725	861
Note receivable, net of current portion and unamortized discount	381	381
Deposits and other	1,966	1,915
Total Assets	$688,798	$680,760

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,513	$10,718
Current portion of operating lease liabilities	4,390	4,327
Current portion of finance lease liabilities	81	131
Accounts payable	6,316	12,857
Accrued liabilities	17,705	12,486
Accrued payroll	9,623	8,402
Taxes payable	13,160	10,766
Contingent liability (Note 7)	478	476
Total Current Liabilities	56,266	60,163

Long-term debt, net of current portion and deferred financing costs (Note 5)	179,352	173,832
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	280,062	278,940
Operating lease liabilities, net of current portion	30,561	32,277
Finance lease liabilities, net of current portion	65	83
Taxes payable and other	5,062	5,608
Deferred income taxes	2,809	2,874
Total Liabilities	554,177	553,777
Commitments and Contingencies (Note 7)

See notes to unaudited condensed consolidated financial statements.

- Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2021	2020
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,583,814 and 29,575,962 shares issued and outstanding	296	296
Additional paid-in capital	116,192	115,570
Retained earnings	14,103	8,667
Accumulated other comprehensive loss	(3,077)	(6,379)
Total Century Casinos, Inc. Shareholders' Equity	127,514	118,154
Non-controlling interests	7,107	8,829
Total Equity	134,621	126,983
Total Liabilities and Equity	$688,798	$680,760

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2021	2020	2021	2020
Operating revenue:
Gaming	$78,902	$29,922	$142,329	$104,215
Pari-mutuel, sports betting and iGaming	4,657	2,842	7,141	5,081
Hotel	2,221	476	3,971	2,292
Food and beverage	3,604	1,151	6,324	7,703
Other	2,801	1,712	4,834	4,469
Net operating revenue	92,185	36,103	164,599	123,760
Operating costs and expenses:
Gaming	37,430	16,482	69,168	58,525
Pari-mutuel, sports betting and iGaming	4,891	3,521	7,291	6,680
Hotel	567	254	1,078	978
Food and beverage	3,398	1,468	6,004	8,138
General and administrative	21,154	8,930	41,421	35,306
Depreciation and amortization	6,633	6,405	13,276	12,899
Impairment - intangible and tangible assets	—	1,157	—	35,121
Total operating costs and expenses	74,073	38,217	138,238	157,647
Earnings (loss) from operations	18,112	(2,114)	26,361	(33,887)
Non-operating (expense) income:
Interest income	—	5	—	6
Interest expense	(10,687)	(10,584)	(21,210)	(21,950)
(Loss) gain on foreign currency transactions, cost recovery income and other	(33)	78	437	79
Non-operating (expense) income, net	(10,720)	(10,501)	(20,773)	(21,865)
Earnings (loss) before income taxes	7,392	(12,615)	5,588	(55,752)
Income tax expense	(1,120)	(582)	(1,219)	(3,106)
Net earnings (loss)	6,272	(13,197)	4,369	(58,858)
Net loss attributable to non-controlling interests	583	590	1,067	395
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$6,855	$(12,607)	$5,436	$(58,463)

Earnings (loss) per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.23	$(0.43)	$0.18	$(1.98)
Diluted	$0.22	$(0.43)	$0.18	$(1.98)
Weighted average shares outstanding - basic	29,579	29,576	29,578	29,541
Weighted average shares outstanding - diluted	30,935	29,576	30,708	29,541

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2021	2020	2021	2020

Net earnings (loss)	$6,272	$(13,197)	$4,369	$(58,858)

Other comprehensive income (loss)
Foreign currency translation adjustments	2,555	6,028	3,302	(7,699)
Other comprehensive income (loss)	2,555	6,028	3,302	(7,699)
Comprehensive income (loss)	$8,827	$(7,169)	$7,671	$(66,557)

Comprehensive income (loss) attributable to non-controlling interests
Net loss attributable to non-controlling interests	583	590	1,067	395
Foreign currency translation adjustments	(269)	(387)	—	502
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$9,141	$(6,966)	$8,738	$(65,660)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for share information	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$296	$296	$296	$295
Performance stock unit issuance	—	—	—	1
Balance, end of period	296	296	296	296

Additional Paid-in Capital
Balance, beginning of period	$115,829	$115,770	$115,570	$115,784
Amortization of stock-based compensation (1)	323	249	582	235
Exercise of options	40	—	40	—
Balance, end of period	116,192	116,019	116,192	116,019

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(5,363)	$(22,280)	$(6,379)	$(9,442)
Foreign currency translation adjustment	2,286	5,641	3,302	(7,197)
Balance, end of period	(3,077)	(16,639)	(3,077)	(16,639)

Retained Earnings
Balance, beginning of period	$7,248	$10,813	$8,667	$56,669
Net earnings (loss)	6,855	(12,607)	5,436	(58,463)
Balance, end of period	14,103	(1,794)	14,103	(1,794)

Total Century Casinos, Inc. Shareholders' Equity	$127,514	$97,882	$127,514	$97,882

Noncontrolling Interests
Balance, beginning of period	$7,421	$8,075	$8,829	$8,769
Net loss	(583)	(590)	(1,067)	(395)
Foreign currency translation adjustment	269	387	—	(502)
Distribution to non-controlling interest	—	(158)	(655)	(158)
Balance, end of period	7,107	7,714	7,107	7,714

Total Equity	$134,621	$105,596	$134,621	$105,596

Common shares issued	7,852	—	7,852	75,635

See notes to unaudited condensed consolidated financial statements.

(1)Includes forfeiture credit for cancelled shares.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2021	2020

Cash Flows provided by (used in) Operating Activities:
Net earnings (loss)	$4,369	$(58,858)
Depreciation and amortization	13,276	12,899
Lease amortization	2,173	2,269
Loss (gain) on disposition of fixed assets	275	(13)
Adjustment of contingent liability (Note 7)	14	766
Amortization of stock-based compensation expense	582	235
Amortization of deferred financing costs and discount on note receivable	783	813
Impairment (Note 3, Note 4)	—	35,121
Gain on deconsolidated subsidiary, excluding cash (Note 1)	—	(7,848)
Deferred taxes	(930)	3,694
Other	—	1
Changes in Operating Assets and Liabilities:
Receivables, net	(2,543)	2,302
Prepaid expenses and other assets	3,687	1,925
Accounts payable	(8,850)	246
Other current and long-term liabilities	6,108	(355)
Inventories	270	148
Accrued payroll	1,233	(3,042)
Taxes payable	2,241	(665)
Net cash provided by (used in) operating activities	22,688	(10,362)

Cash Flows used in Investing Activities:
Purchases of property and equipment	(3,496)	(5,967)
Acquisition of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville (Note 4)	—	(1,157)
Proceeds from disposition of assets	44	—
Sale of Century Casino Calgary working capital adjustment	(75)	—
Net cash used in investing activities	(3,527)	(7,124)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the six months
	ended June 30,
Amounts in thousands	2021	2020

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	—	17,351
Principal payments	(1,713)	(1,530)
Payment of deferred financing costs	—	(661)
Distribution to non-controlling interest	(655)	(158)
Proceeds from exercise of stock options	40	—
Net cash (used in) provided by financing activities	(2,328)	15,002

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(75)	$(688)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$16,758	$(3,172)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$63,677	$55,640
Cash, Cash Equivalents and Restricted Cash at End of Period	$80,435	$52,468

Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,498	$19,635
Income taxes paid	$2,151	$896
Income tax refunds	$153	$827

Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,334	$1,706

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of June 30, 2021 are detailed below.

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

•The Century Casino Cape Girardeau, Missouri (“Cape Girardeau” or “CCG”) (1)

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”) (2)

(1)VICI Properties Inc. (“VICI PropCo”) owns the real estate assets.

(2) CMR leases the land on which the Racing and Entertainment Centre (“REC”) and racetrack are located.

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

The Company’s Colorado and West Virginia subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of June 30, 2021, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

•The Company owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino (“CDR” or “Century Downs”). CDR operates Century Downs Racetrack and Casino, an REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. The remaining 25% of CDR is owned by unaffiliated shareholders and is reported as a non-controlling financial interest.

The Company has the following concession, management and consulting service agreements:

•As of June 30, 2021, the Company had a concession agreement with TUI Cruises for two ship-based casinos through the second quarter of 2022. From March 2020 to June 2021, both casinos did not operate due to the coronavirus (“COVID-19”) pandemic. One of the ship-based casinos began operating in June 2021. In May 2021, a concession agreement with TUI Cruises for two other ship-based casinos ended.

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

Recent Developments Related to COVID-19

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic had an adverse effect on the Company’s 2020 results of operations and financial condition, and impacted the Company’s results of operations to a lesser extent in the first half of 2021 because the Company’s United States properties were open and operating during this period. The table below provides a summary of the time periods in which the Company’s casinos, hotels and other facilities have been closed to comply with quarantines issued by governments to contain the spread of COVID-19. The Company’s casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operations.

Operating Segment	Closure Date	Reopen Date	Gaming Floor Open
Colorado	March 17, 2020	June 15 and June 17, 2020	100%
Missouri	March 17, 2020	June 1, 2020	94%
West Virginia	March 17, 2020	June 5, 2020	100%
Edmonton	March 17, 2020	June 13, 2020
	December 13, 2020	June 10, 2021	100%
Calgary	March 17, 2020	June 13, 2020
	December 13, 2020	June 10, 2021	100%
Poland	March 13, 2020	May 18, 2020
	December 29, 2020	February 12, 2021
	March 20, 2021	May 28, 2021	69%

The Company continues to monitor its liquidity in light of the uncertainty resulting from COVID-19. The Company plans to continue its reduced marketing expenditures and operational expenditures where possible. The Company’s 2021 planned capital expenditure projects will be evaluated throughout the year and postponed to 2022 if necessary and permitted under its agreements. In March 2020, as a proactive measure to increase its cash position and preserve financial flexibility, the Company borrowed an additional $9.95 million on its $10.0 million revolving credit facility (the “Revolving Facility”) under its credit facility (“Macquarie Credit Agreement”) with Macquarie Capital (“Macquarie”) and $7.4 million on its credit agreement with UniCredit Bank Austria AG (“UniCredit”). The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that was repaid in May 2021. The $7.4 million credit agreement with UniCredit was refinanced in June 2021 to a EUR 6.0 million term loan repayable through December 31, 2025. See Note 5 for further discussion of the Macquarie Credit Agreement and the UniCredit credit agreement.

The duration and impact of the COVID-19 pandemic remains uncertain. The Company cannot predict the negative impacts that COVID-19 will have on its consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on the Company’s financial results. The effects of COVID-19, ongoing governmental health and safety requirements and any future closures could have a material impact on the Company.

Other Projects and Developments

Caruthersville

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. The law will become effective on August 28, 2021. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. The Company is exploring moving the casino from the riverboat but does not have an estimated cost or completion date.

On July 16, 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms by early 2022. The Company estimates this project will cost approximately $1.5 million.

Century Casino Calgary

On August 5, 2020, the Company announced that it had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, the Company paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the purchase agreement. The Company continues to operate Century Sports, and to own the underlying real estate. Upon closing of the transaction, the Company entered into a three year lease agreement with the purchaser of the casino operations for annual net rent for the land and building of CAD 0.5 million ($0.4 million based on the exchange rate on June 30, 2021). In December 2020, the Company began to market the sale of the land and building that it owns in Calgary. The sale is expected to occur by the end of 2021. As of June 30, 2021, the held for sale assets include $4.9 million in land and $3.6 million in buildings and improvements, net of accumulated depreciation.

Century Casino Bath

In March 2020, CCB was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. Under Accounting Standards Codification (“ASC”) 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, when a subsidiary is in legal reorganization or files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. The Company will not regain control of CCB and determined that it was appropriate to deconsolidate CCB effective as of May 6, 2020. The Company recognized a gain of $7.4 million in general and administrative expenses on its condensed consolidated statements of loss for the three and six months ended June 30, 2020.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	June 30,	June 30,
Amounts in thousands	2021	2020
Cash and cash equivalents	$80,163	$51,641
Restricted cash included in deposits and other	272	827
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$80,435	$52,468

As of June 30, 2021, restricted cash included $0.2 million in deposits and other related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits and other related to an insurance policy. As of June 30, 2020, restricted cash included $0.6 million in deposits and other related to a cash guarantee under a CCB loan agreement that CRM assumed in February 2020, $0.2 million in deposits and other related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits and other related to an insurance policy.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of June 30,	As of December 31,
Ending Rates	2021	2020
Canadian dollar (CAD)	1.2394	1.2732
Euros (EUR)	0.8432	0.8157
Polish zloty (PLN)	3.8053	3.7136
British pound (GBP)	0.7237	0.7325

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2021	2020	% Change	2021	2020	% Change
Canadian dollar (CAD)	1.2286	1.3863	11.4%	1.2476	1.3646	8.6%
Euros (EUR)	0.8302	0.9085	8.6%	0.8299	0.9080	8.6%
Polish zloty (PLN)	3.7627	4.0959	8.1%	3.7660	4.0090	6.1%
British pound (GBP)	0.7156	0.8060	11.2%	0.7205	0.7938	9.2%
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

In March 2020, the Company assessed the MCE investment due to COVID-19. Casino de Mendoza, MCE’s only customer, was temporarily closed in March 2020. The investment was valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in no value, and (ii) a value in exchange basis which resulted in no value due to the current circumstances of COVID-19. The Company charged $1.0 million to impairment – intangible and tangible assets in the Corporate and Other segment on the Company’s condensed consolidated statement of loss for the six months ended June 30, 2020.

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of June 30, 2021 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

During the first quarter of 2020, as a result of the COVID-19 pandemic and associated closure of its casinos, the Company concluded these triggering events could indicate possible impairment of its goodwill and indefinite-lived intangible assets. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill and casino licenses related to certain reporting units were impaired. During the second quarter of 2020, the Company paid an additional $1.2 million related to the working capital adjustment for the acquisition of Mountaineer, Cape Girardeau and Caruthersville (the “Acquired Casinos”) from Eldorado Resorts, Inc. on December 6, 2019 (the “Acquisition”) that resulted in additional goodwill. This amount was subsequently impaired in the same period. The Company recorded $1.2 million and $34.2 million to impairment –intangible and tangible assets on its condensed consolidated statements of loss for the three and six months ended June 30, 2020 related to the impairment of its goodwill and casino licenses for certain reporting units. The impairment analysis required management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

Goodwill

Changes in the carrying amount of goodwill related to the Canada and Poland segments are as follows:

Amounts in thousands	Canada	Poland	Total
Gross carrying value January 1, 2021	$7,385	$6,891	$14,276
Currency translation	109	(166)	(57)
Gross carrying value June 30, 2021	7,494	6,725	14,219

Accumulated impairment losses January 1, 2021	(3,375)	—	(3,375)
Accumulated impairment losses June 30, 2021	(3,375)	—	(3,375)

Net carrying value at January 1, 2021	$4,010	$6,891	$10,901
Net carrying value at June 30, 2021	$4,119	$6,725	$10,844

Intangible Assets

Intangible assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2021	2020
Finite-lived
Casino licenses	$2,946	$3,019
Less: accumulated amortization	(1,616)	(1,404)
	1,330	1,615
Trademarks	2,368	2,368
Less: accumulated amortization	(375)	(257)
	1,993	2,111
Players club lists	20,373	20,373
Less: accumulated amortization	(4,608)	(3,153)
	15,765	17,220
Total finite-lived intangible assets, net	19,088	20,946
Indefinite-lived
Casino licenses	30,391	30,061
Trademarks	1,711	1,751
Total indefinite-lived intangible assets	32,102	31,812
Total intangible assets, net	$51,190	$52,758

Trademarks

The Company currently owns three trademarks, the Century Casinos trademark, the Mountaineer trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that the Mountaineer trademark, reported in the United States segment, has a useful life of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name. As such, the trademark will be amortized over its useful life. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of earnings (loss). Changes in the carrying amount of the Mountaineer trademark are as follows:

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at June 30, 2021
United States	$2,111	$(118)	$1,993

As of June 30, 2021, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2021	$118
2022	237
2023	237
2024	237
2025	237
Thereafter	927
$1,993

The weighted-average amortization period of the Mountaineer trademark is 8.4 years.

Trademarks: Indefinite-Lived

The Company has determined that the Casinos Poland trademark, reported in the Poland segment, and the Century Casinos trademark, reported in the Corporate and Other segment, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s condensed consolidated statements of earnings (loss). Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2021	Currency translation	Balance at June 30, 2021
Poland	$1,643	$(40)	$1,603
Corporate and Other	108	—	108
	$1,751	$(40)	$1,711

Casino Licenses: Finite-Lived

As of June 30, 2021, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2021	Amortization	Currency translation	Balance at June 30, 2021
Poland	$1,615	$(249)	$(36)	$1,330

As of June 30, 2021, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2021	$246
2022	478
2023	410
2024	168
2025	28
$1,330

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 2.6 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

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

Amounts in thousands	Balance at January 1, 2021	Currency translation	Balance at June 30, 2021
United States	$17,962	$—	$17,962
Canada	12,099	330	12,429
	$30,061	$330	$30,391

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

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at June 30, 2021
United States	$17,220	$(1,455)	$15,765

As of June 30, 2021, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2021	$1,455
2022	2,910
2023	2,910
2024	2,910
2025	2,910
Thereafter	2,670
$15,765

The weighted-average amortization period for the player’s club lists is 5.4 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2021 and December 31, 2020 consisted of the following:

Amounts in thousands	June 30, 2021		December 31, 2020
Credit agreement - Macquarie	$167,450	6.66%	$168,300	6.72%
Credit agreements - CPL	803	2.01%	1,296	2.61%
UniCredit term loans	8,360	1.79%	1,502	2.05%
UniCredit agreement	—	—	7,400	2.60%
Financing obligation - CDR land lease	15,730	12.19%	15,313	13.70%
Total principal	$192,343	6.62%	$193,811	7.03%
Deferred financing costs	(8,478)		(9,261)
Total long-term debt	$183,865		$184,550
Less current portion	(4,513)		(10,718)
Long-term portion	$179,352		$173,832

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaced the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Term Loan”) and the $10.0 million Revolving Facility. The Revolving Facility includes up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Term Loan to fund the Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In March 2020, the Company drew $9.95 million on the Revolving Facility. The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that was repaid in May 2021. As of June 30, 2021, the outstanding balance of the Term Loan was $167.5 million and the Company had $10.0 million available to borrow on the Revolving Facility.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit participation fees equal to the applicable margin then in effect for LIBOR Loans multiplied by the average aggregate daily maximum amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Commitment fees of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of earnings (loss) for the three and six months ended June 30, 2021 and 2020.

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

The Macquarie Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Macquarie Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Revolving Facility includes a financial maintenance covenant (the “Financial Covenant”) tested as of the last day of each fiscal quarter in which borrowings under the Revolving Facility as of such day equal or exceed $3.5 million. Due to the COVID-19-related borrowings under the Revolving Facility in March 2020, which were substantially repaid in July 2020, the Company and the lender concluded that the Company had not been in compliance with the Financial Covenant. As of September 30, 2020, the Company and Macquarie amended the Macquarie Credit Agreement. Among other things, the amendment waived past noncompliance with the Financial Covenant, suspended further testing of the Financial Covenant until the fiscal quarter ending September 30, 2021, and suspended certain restricted payment baskets until June 30, 2021. As of June 30, 2021, the Company was in compliance with all applicable financial covenants under the Macquarie Credit Agreement.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company amortized $0.4 million and $0.8 million for the three and six months ended June 30, 2021 and 2020, respectively, relating to Macquarie Credit Agreement deferred financing costs. These costs are included in interest expense in the condensed consolidated statements of earnings (loss) for the three and six months ended June 30, 2021 and 2020.

Casinos Poland

CPL’s short-term line of credit with Alior Bank ended in April 2020. The line of credit bore an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55%.

As of June 30, 2021, CPL had five credit agreements with mBank as detailed below. In April 2021, CPL obtained a waiver from mBank that waives CPL’s compliance requirements with the required cash inflows and financial covenants discussed below through October 31, 2021.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that was used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of June 30, 2021, the credit agreement had an outstanding balance of PLN 0.8 million ($0.2 million based on the exchange rate in effect on June 30, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain both cash inflows of PLN 5.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.3% to 0.4%, liquidity ratios no less than 1.3 and a debt ratio not higher than 60%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that was used to renovate and enlarge the casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of June 30, 2021, the credit agreement had an outstanding balance of PLN 1.1 million ($0.3 million based on the exchange rate in effect on June 30, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of June 30, 2021, the credit agreement had an outstanding balance of PLN 1.2 million ($0.3 million based on the exchange rate in effect on June 30, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw and a pledge of slot machines. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2022.

As of June 30, 2021, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit has a borrowing capacity of PLN 5.0 million. As of June 30, 2021, the credit facility had no outstanding balance and PLN 5.0 million ($1.3 million based on the exchange rate in effect on June 30, 2021) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The credit agreement is available through October 28, 2021 bearing an interest rate of overnight WIBOR plus 2.40%.

As of June 30, 2021, CPL had an additional short-term line of credit with mBank used to finance CPL’s current operations. The line of credit bears an interest rate of 1-month WIBOR plus 2.10% with a borrowing capacity of PLN 10.0 million ($2.6 million based on the exchange rate in effect on June 30, 2021), of which PLN 7.5 million ($2.0 million based on the exchange rate in effect on June 30, 2021) can be used only to secure bank guarantees. The credit agreement has a two year term through October 14, 2022. As of June 30, 2021, the credit facility had no outstanding balance and PLN 2.5 million ($0.7 million based on the exchange rate in effect on June 30, 2021) was available for borrowing. The credit agreement is secured by a building owned by CPL in Warsaw and a liquidity guarantee provided by Bank Gospodarstwa Krajowego for the amount of PLN 8.0 million. In addition, CPL is required to maintain cash inflows of PLN 5.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.4%, liquidity ratios not less than 1.3 and a debt ratio not higher than 60%.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on June 30, 2021). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on June 30, 2021) with mBank and will terminate in June 2024 and January 2026, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.9 million ($0.2 million based on the exchange rate in effect on June 30, 2021) in deposits for this purpose as of June 30, 2021. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of June 30, 2021, CRM had two credit agreements with UniCredit (the “UniCredit Term Loans”).

The first credit agreement (“UniCredit Term Loan 1”) is a GBP 2.0 million term loan used for construction and fitting out of CCB. The term loan matures September 30, 2023 and bears interest at LIBOR plus 1.625%. As of June 30, 2021, the amount outstanding on UniCredit Term Loan 1 was GBP 0.9 million ($1.2 million based on the exchange rate in effect on June 30, 2021). CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

The second credit agreement (“UniCredit Term Loan 2”) is a EUR 6.0 million term loan converted from a $7.4 million line of credit on June 23, 2021. In August 2018, CRM entered into a loan agreement with UniCredit for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement. In March 2021, the term of the line of credit was extended to June 2021, when it was converted into UniCredit Term Loan 2. The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of June 30, 2021, the amount outstanding was EUR 6.0 million ($7.1 million based on the exchange rate in effect on June 30, 2021) and the Company had no further borrowings available. UniCredit Term Loan 2 is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of June 30, 2021, the outstanding balance on the financing obligation was CAD 19.5 million ($15.7 million based on the exchange rate in effect on June 30, 2021).

As of June 30, 2021, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Term Loans	Century Downs Land Lease	Total
2021	$850	$584	$1,067	$—	$2,501
2022	1,700	219	2,134	—	4,053
2023	1,700	—	1,997	—	3,697
2024	1,700	—	1,581	—	3,281
2025	1,700	—	1,581	—	3,281
Thereafter	159,800	—	—	15,730	175,530
Total	$167,450	$803	$8,360	$15,730	$192,343

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

Total payments and interest expense related to the Master Lease for the three and six months ended June 30, 2021 and 2020 were as follows.

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2021	2020	2021	2020
Payments made	$6,313	$4,167	$10,521	$10,417
Interest expense on financing obligation	$7,028	$6,953	$13,962	$14,235

The future payments related to the Master Lease financing obligation with the Landlord at June 30, 2021 were as follows.

Amounts in thousands
2021	$12,625
2022	25,503
2023	25,821
2024	26,144
2025	26,340
Thereafter	1,034,721
Total payments	1,151,154
Less imputed interest	(899,584)
Residual Value	28,492
Total	$280,062

7.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through June 30, 2021, CPL has paid PLN 14.3 million ($4.2 million) related to these audits.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of June 30, 2021 is PLN 1.8 million ($0.5 million based on the exchange rate in effect on June 30, 2021). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of June 30, 2021 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of June 30, 2021. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of June 30, 2021.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In March 2020, the Company assessed the likelihood of the collectability of a receivable from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013 and analysis of LOT’s ability to pay, the Company wrote-down PLN 3.0 million ($0.7 million based on the exchange rate in effect on March 31, 2020) to general and administrative expenses on its condensed consolidated statement of loss for the six months ended June 30, 2020.

8.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the six months ended June 30, 2021, the Company recognized income tax expense of $1.2 million on pre-tax earnings of $5.6 million, representing an effective income tax rate of 21.8% compared to income tax expense of $3.1 million on pre-tax loss of ($55.8) million, representing an effective income tax rate of (5.6%) for the same period in 2020. The comparison of pre-tax earnings of $5.6 million for the six months ended June 30, 2021 to the pre-tax loss of ($55.8) million for the six months ended June 30, 2020 should be considered when comparing effective tax rates for the respective periods.

For the six months ended June 30, 2021, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, which take into account a range of potential impacts from the COVID-19 pandemic, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the six months ended June 30, 2021.

A number of items caused the effective income tax rate for the six months ended June 30, 2021 to differ from the US federal statutory income tax rate of 21%, including a 23% statutory tax rate in Canada, certain nondeductible business expenses in Poland, and various exchange rate benefits. The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, United States, and CRM.

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2021	2020	2021	2020
Weighted average common shares, basic	29,579	29,576	29,578	29,541
Dilutive effect of stock options	1,356	—	1,130	—
Weighted average common shares, diluted	30,935	29,576	30,708	29,541

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2021	2020	2021	2020
Stock options	717	113	871	1,411

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and six months ended June 30, 2021 and 2020.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2020, the Company wrote-down goodwill and intangible assets at certain properties based on forecast losses and cash flows at these reporting units resulting from the triggering events caused by COVID-19 and, as a result, charged $34.1 million to impairment – intangible and tangible assets on its condensed consolidated statement of loss for the six months ended June 30, 2020. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the goodwill and intangible assets. In addition, the Company impaired its MCE investment based on evaluations of the investment resulting from the triggering events caused by COVID-19. The Company made assessments about MCE’s ability to continue as a going concern and future cash flows of MCE. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the investment. The Company used an income approach and cost approach and weighted both equally. The resulting fair value was insignificant, and consequently the investment was fully impaired resulting in $1.0 million expense recorded as impairment – intangible and tangible assets on the Company’s condensed consolidated statements of loss for the six months ended June 30, 2020.

Long-Term Debt – The carrying value of the Macquarie Credit Agreement, the UniCredit Term Loans and CPL credit agreements approximate fair value based on the variable interest paid on the obligations. The carrying values of the CRM Term Loan 2 and CPL short-term lines of credit approximate fair value due to the short-term nature of the agreements and recently negotiated terms. The estimated fair values of the outstanding balances under the Macquarie Credit Agreement, CPL credit facility, CPL credit agreements, and CRM Term Loan 1 are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2021	2020	2021	2020
Revenue from contracts with customers	$92,185	$36,103	$164,599	$123,760
Interest income	—	5	—	6
Cost recovery income	—	158	655	158
Total revenue	$92,185	$36,266	$165,254	$123,924

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, iGaming, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, iGaming, hotel, food and beverage, and other. Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the three months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$67,680	$3,024	$8,183	$15	$78,902
Pari-mutuel, sports betting and iGaming	2,275	2,382	—	—	4,657
Hotel	2,221	—	—	—	2,221
Food and beverage	3,043	506	55	—	3,604
Other	1,481	746	451	123	2,801
Net operating revenue	$76,700	$6,658	$8,689	$138	$92,185

	For the three months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$21,095	$2,077	$6,748	$2	$29,922
Pari-mutuel, sports betting and iGaming	1,022	1,820	—	—	2,842
Hotel	476	—	—	—	476
Food and beverage	774	313	64	—	1,151
Other	465	509	578	160	1,712
Net operating revenue	$23,832	$4,719	$7,390	$162	$36,103

	For the six months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$125,591	$3,021	$13,702	$15	$142,329
Pari-mutuel, sports betting and iGaming	3,206	3,935	—	—	7,141
Hotel	3,971	—	—	—	3,971
Food and beverage	5,727	542	55	—	6,324
Other	2,577	1,168	842	247	4,834
Net operating revenue	$141,072	$8,666	$14,599	$262	$164,599

	For the six months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$67,631	$12,286	$23,503	$795	$104,215
Pari-mutuel, sports betting and iGaming	1,186	3,895	—	—	5,081
Hotel	2,209	83	—	—	2,292
Food and beverage	4,528	2,812	258	105	7,703
Other	1,708	1,826	692	243	4,469
Net operating revenue	$77,262	$20,902	$24,453	$1,143	$123,760

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.5 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and less than $0.1 million and $0.6 million for the three and six months ended June 30, 2020, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended June 30, 2021		ended June 30, 2020
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$472	2,227	$19	$722
Closing	739	2,769	9	2,193
Increase/(decrease)	$267	$542	$(10)	$1,471

	For the six months		For the six months
	ended June 30, 2021		ended June 30, 2020
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,103	2,200	$326	663
Closing	739	2,769	9	2,193
Increase/(decrease)	$(364)	$569	$(317)	$1,530

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

12.LEASES

The Company determines if an arrangement is a lease at inception. The right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate in each of the jurisdictions in which its subsidiaries operate to calculate the present value of lease payments. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise those options. Operating lease expense is recorded on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2021	2020	2021	2020
Operating lease expense	$1,519	$1,260	$2,982	$2,651

Finance lease expense:
Amortization of right-of-use assets	$31	$38	$67	$79
Interest on lease liabilities	2	4	4	8
Total finance lease expense	$33	$42	$71	$87

Short-term lease expense	$35	$68	$70	$147

Variable lease expense	$211	$(151)	$388	$568

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,
Amounts in thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4	$—
Operating cash flows from operating leases	2,862	3,430
Financing cash flows from finance leases	64	79

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	June 30, 2021	December 31, 2020
Operating leases
Leased right-of-use assets, net	$32,188	$34,074

Current portion of operating lease liabilities	4,390	4,327
Operating lease liabilities, net of current portion	30,561	32,277
Total operating lease liabilities	34,951	36,604

Finance leases
Finance lease right-of-use assets, gross	438	552
Accumulated depreciation	(289)	(338)
Property and equipment, net	149	214

Current portion of finance lease liabilities	81	131
Finance lease liabilities, net of current portion	65	83
Total finance lease liabilities	146	214

Weighted-average remaining lease term
Operating leases	11.2 years	11.3 years
Finance leases	2.0 years	2.1 years

Weighted-average discount rate
Operating leases	4.6%	4.5%
Finance leases	4.5%	4.7%

Maturities of lease liabilities as of June 30, 2021 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2021	$2,852	$64
2022	5,482	42
2023	4,820	26
2024	4,054	20
2025	2,925	—
Thereafter	26,884	—
Total lease payments	47,017	152
Less imputed interest	(12,066)	(6)
Total	$34,951	$146

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$76,700	$6,658	$8,689	$138	$92,185

Earnings (loss) before income taxes	$16,502	$(1,018)	$(1,839)	$(6,253)	$7,392

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$16,502	$(1,525)	$(1,038)	$(7,084)	$6,855
Interest expense (income), net (2)	7,027	396	11	3,253	10,687
Income taxes (benefit)	—	572	(283)	831	1,120
Depreciation and amortization	4,509	1,251	768	105	6,633
Net loss attributable to non-controlling interests	—	(65)	(518)	—	(583)
Non-cash stock-based compensation	—	—	—	323	323
Loss on foreign currency transactions, cost recovery income and other	—	10	18	5	33
Loss (gain) on disposition of fixed assets	209	—	—	(39)	170
Adjusted EBITDA	$28,247	$639	$(1,042)	$(2,606)	$25,238

(1)Net operating revenue for Corporate and Other primarily related to the Company’s consulting agreements.

(2)Expense of $7.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.3 million and $0.6 million, respectively, for the period presented.

	For the three months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$23,832	$4,719	$7,390	$162	$36,103

(Loss) earnings before income taxes	$(10,271)	$(1,791)	$(2,162)	$1,609	$(12,615)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(10,271)	$(1,781)	$(1,246)	$691	$(12,607)
Interest expense (income), net (2)	6,954	435	(14)	3,204	10,579
Income (benefit) taxes	—	(44)	(292)	918	582
Depreciation and amortization	4,246	1,289	735	135	6,405
Net earnings (loss) attributable to non-controlling interests	—	34	(624)	—	(590)
Non-cash stock-based compensation	—	—	—	249	249
Loss (gain) on foreign currency transactions and cost recovery income	—	135	(25)	(7,631)	(7,521)
Impairment - intangible and tangible assets (3)	1,157	—	—	—	1,157
Gain on disposition of fixed assets	—	(69)	—	—	(69)
Acquisition costs	—	—	—	53	53
Adjusted EBITDA	$2,086	$(1)	$(1,466)	$(2,381)	$(1,762)

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations and consulting agreements.

(2)Expense of $7.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $4.2 million and $0.4 million, respectively, for the period presented.

(3)Expense of $1.2 million related to the impairment of goodwill and intangible assets is included in the United States segment (see Note 4).

	For the six months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$141,072	$8,666	$14,599	$262	$164,599

Earnings (loss) before income taxes	$27,096	$(4,510)	$(5,196)	$(11,802)	$5,588

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$27,096	$(5,040)	$(2,873)	$(13,747)	$5,436
Interest expense (income), net (2)	13,962	703	15	6,530	21,210
Income taxes (benefit)	—	163	(889)	1,945	1,219
Depreciation and amortization	9,036	2,473	1,562	205	13,276
Net earnings (loss) attributable to non-controlling interests	—	367	(1,434)	—	(1,067)
Non-cash stock-based compensation	—	—	—	582	582
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(548)	11	(411)	(948)
Loss (gain) on disposition of fixed assets	282	32	—	(39)	275
Adjusted EBITDA	$50,376	$(1,850)	$(3,608)	$(4,935)	$39,983

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations and consulting agreements.

(2)Expense of $14.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.7 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $10.5 million and $0.9 million respectively, for the period presented.

	For the six months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$77,262	$20,902	$24,453	$1,143	$123,760

Loss before income taxes	$(42,636)	$(3,960)	$(2,074)	$(7,082)	$(55,752)

Net loss attributable to Century Casinos, Inc. shareholders	$(43,659)	$(5,987)	$(1,218)	$(7,599)	$(58,463)
Interest expense (income), net (2)	14,235	979	17	6,713	21,944
Income taxes (benefit)	1,023	1,813	(247)	517	3,106
Depreciation and amortization	8,505	2,628	1,501	265	12,899
Net earnings (loss) attributable to non-controlling interests	—	214	(609)	—	(395)
Non-cash stock-based compensation	—	—	—	236	236
Loss (gain) on foreign currency transactions and cost recovery income	—	72	147	(7,046)	(6,827)
Impairment - intangible and tangible assets (3)	30,746	3,375	—	1,000	35,121
(Gain) loss on disposition of fixed assets	—	(69)	2	2	(65)
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$10,850	$3,025	$(407)	$(5,646)	$7,822

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

EXECUTIVE OVERVIEW

Overview

Since our inception in 1992, we have been primarily engaged in developing and operating gaming establishments and related lodging, restaurant and entertainment facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenue generated from hotel, restaurant, horse racing (including off-track betting), sports betting, iGaming, bowling and entertainment facilities that are in most instances a part of the casinos.

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

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments. The reporting units, except for Century Downs Racetrack and Casino and Casinos Poland, are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below. The real estate assets at our West Virginia and Missouri operating segments are owned by VICI PropCo and leased to us under the Master Lease. The land on which the REC and racetracks at Century Downs and Century Mile are located is leased.

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

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of June 30, 2021, CPL owned and operated eight casinos throughout Poland. The following table summarizes information about CPL’s casinos as of June 30, 2021.

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

Recent Developments Related to COVID-19

In late 2019, an outbreak of COVID-19 was identified in China and has since spread throughout much of the world. The COVID-19 pandemic had an adverse effect on our 2020 results of operations and financial condition, and impacted our results of operations to a lesser extent in the first half of 2021 because our United States properties were open and operating during this period. The table below provides a summary of the time periods in which our casinos, hotels and other facilities have been closed to comply with quarantines issued by governments to contain the spread of COVID-19. Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operation.

Operating Segment	Closure Date	Reopen Date	Gaming Floor Open
Colorado	March 17, 2020	June 15 and June 17, 2020	100%
Missouri	March 17, 2020	June 1, 2020	94%
West Virginia	March 17, 2020	June 5, 2020	100%
Edmonton	March 17, 2020	June 13, 2020
	December 13, 2020	June 10, 2021	100%
Calgary	March 17, 2020	June 13, 2020
	December 13, 2020	June 10, 2021	100%
Poland	March 13, 2020	May 18, 2020
	December 29, 2020	February 12, 2021
	March 20, 2021	May 28, 2021	69%

Although all of our facilities are currently open, temporary closures of all of our facilities during 2020 and some of our facilities in the first half of 2021 due to COVID-19 negatively impacted results for the six months ended June 30, 2021 and 2020. We estimate that net operating revenue for the six months ended June 30, 2021 and 2020 was adversely impacted by approximately $35.9 million and $91.3 million, respectively, and that Adjusted EBITDA for the six months ended June 30, 2021 and 2020 was adversely impacted by approximately $13.1 million and $34.3 million, respectively, due to the closures. See “Discussion of Results” below for a discussion of the impact of the closures in each operating segment.

We continue to monitor our liquidity in light of the uncertainty resulting from COVID-19. We plan to continue our reduced marketing and operational expenditures where possible and to seek government subsidies in jurisdictions in which they are available and attainable. Planned capital expenditures for 2021 include approximately $4.6 million in gaming equipment, renovations to various properties and security system upgrades. As discussed below, we also plan to refurbish a hotel near Century Casino Caruthersville at a cost of approximately $1.5 million. We continue to evaluate our planned capital expenditures projects in 2021 and will postpone projects to 2022 if necessary and permitted under our agreements.

The duration and impact of the COVID-19 pandemic otherwise remains uncertain. We cannot predict the negative impacts that COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on us. The effects of COVID-19, ongoing governmental health and safety requirements and any future closures could have a material impact on us.

Other Projects and Developments

Caruthersville

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. The law will become effective on August 28, 2021. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. We are exploring moving the casino from the riverboat but do not have an estimated cost or completion date.

On July 16, 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms by early 2022. We estimate this project will cost approximately $1.5 million.

Century Casino Calgary – On August 5, 2020, we announced that we had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three-year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, we paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the agreement. We continue to operate Century Sports, a sports bar, bowling and entertainment facility, and own the underlying real estate. In December 2020, we entered into a three-year lease agreement with the purchaser of the casino operations for the land and building for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on June 30, 2021). In December 2020, we began to market the sale of the land and building that we own in Calgary. The sale is expected to occur by the end of

2021. As of June 30, 2021, the held for sale assets include $4.9 million in land and $3.6 million in buildings and improvements, net of accumulated depreciation.

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

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2021	2020	% Change	2021	2020	% Change
Canadian dollar (CAD)	1.2286	1.3863	11.4%	1.2476	1.3646	8.6%
Euros (EUR)	0.8302	0.9085	8.6%	0.8299	0.9080	8.6%
Polish zloty (PLN)	3.7627	4.0959	8.1%	3.7660	4.0090	6.1%
British pound (GBP)	0.7156	0.8060	11.2%	0.7205	0.7938	9.2%
Source: Pacific Exchange Rate Service

We recognize in our condensed consolidated statements of earnings (loss) foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$78,902	$29,922	$48,980	163.7%	$142,329	$104,215	$38,114	36.6%
Pari-mutuel, Sports Betting and iGaming Revenue	4,657	2,842	1,815	63.9%	7,141	5,081	2,060	40.5%
Hotel Revenue	2,221	476	1,745	366.6%	3,971	2,292	1,679	73.3%
Food and Beverage Revenue	3,604	1,151	2,453	213.1%	6,324	7,703	(1,379)	(17.9%)
Other Revenue	2,801	1,712	1,089	63.6%	4,834	4,469	365	8.2%
Net Operating Revenue	92,185	36,103	56,082	155.3%	164,599	123,760	40,839	33.0%
Gaming Expenses	(37,430)	(16,482)	20,948	127.1%	(69,168)	(58,525)	10,643	18.2%
Pari-mutuel, Sports Betting and iGaming Expenses	(4,891)	(3,521)	1,370	38.9%	(7,291)	(6,680)	611	9.1%
Hotel Expenses	(567)	(254)	313	123.2%	(1,078)	(978)	100	10.2%
Food and Beverage Expenses	(3,398)	(1,468)	1,930	131.5%	(6,004)	(8,138)	(2,134)	(26.2%)
General and Administrative Expenses	(21,154)	(8,930)	12,224	136.9%	(41,421)	(35,306)	6,115	17.3%
Depreciation and Amortization	(6,633)	(6,405)	228	3.6%	(13,276)	(12,899)	377	2.9%
Impairment - Intangible and Tangible Assets	—	(1,157)	(1,157)	(100.0%)	—	(35,121)	(35,121)	(100.0%)
Total Operating Costs and Expenses	(74,073)	(38,217)	35,856	93.8%	(138,238)	(157,647)	(19,409)	(12.3%)
Earnings (Loss) from Operations	18,112	(2,114)	20,226	956.8%	26,361	(33,887)	60,248	177.8%

Non-Controlling Interest	583	590	7	1.2%	1,067	395	(672)	(170.1%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	6,855	(12,607)	19,462	154.4%	5,436	(58,463)	63,899	109.3%
Adjusted EBITDA (1)	$25,238	$(1,762)	$27,000	1532.3%	$39,983	$7,822	$32,161	411.2%

Earnings (Loss) Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings (Loss) Per Share	$0.23	$(0.43)	$0.66	153.5%	$0.18	$(1.98)	$2.16	109.1%
Diluted Earnings (Loss) Per Share	$0.22	$(0.43)	$0.65	151.2%	$0.18	$(1.98)	$2.16	109.1%

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

COVID-19 – Closures of all or a portion of our facilities due to COVID-19 had a significant negative impact on our results for the three and six months ended June 30, 2021 and 2020. See “Executive Overview--Recent Developments Related to COVID-19” above for details regarding the closures. In addition to the impacts on our revenue, expenses and results of operations, COVID-19 had the following impacts:

•We impaired goodwill and intangible assets in the three and six months ended June 30, 2020 due to quantitative and qualitative impairment analysis performed related to the triggering events caused by COVID-19. We impaired $1.2 million in the United States segment in the three months ended June 30, 2020 and $30.7 million in the United States segment and $3.4 million in the Canada segment in the six months ended June 30, 2020.

•We impaired the $1.0 million MCE investment in the Corporate and Other segment due to assessments made related to the impact of COVID-19 on MCE in the six months ended June 30, 2020.

•We recorded valuation allowances on our net deferred tax assets in the United States and Canada segments in the six months ended June 30, 2020, which resulted in $1.0 million and $1.5 million of tax expense in the United States and Canada segments, respectively. In addition, for the three and six months ended June 30, 2020, we recorded a valuation allowance on our net deferred tax assets at CRM that resulted in $1.1 million of tax expense in the Corporate and Other segment.

Corporate and Other

•We wrote-down $0.7 million related to the portion of the liability that we had sought to collect from LOT and a $0.3 million receivable related to MCE in the six months ended June 30, 2020.

•We closed CCB in March 2020.

•All cruise ships on which our ship-based casinos are located suspended operations in March 2020 due to COVID-19. One of our ship-based casinos began operating again in June 2021.

Results of Operations

Net operating revenue increased by $56.1 million, or 155.3%, and by $40.8 million, or 33.0%, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020:

•United States increased by $52.9 million, or 221.8%, and by $63.8 million, or 82.6%.

•Canada increased by $1.9 million, or 41.1%, and decreased by ($12.2) million, or (58.5%).

•Poland increased by $1.3 million, or 17.6%, and decreased by ($9.9) million, or (40.3%).

•Corporate and Other remained constant and decreased by ($0.9) million, or (77.1%).

Operating costs and expenses increased by $35.9 million, or 93.8%, and decreased by ($19.4) million, or (12.3%), for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Following is a breakout of operating costs and expenses by segment for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020:

•United States increased by $26.0 million, or 95.8%, and decreased by ($5.6) million, or (5.3%).

•Canada increased by $1.3 million, or 22.2%, and decreased by ($10.7) million, or (45.0%).

•Poland increased by $0.9 million, or 9.5%, and decreased by ($6.6) million, or (25.0%).

•Corporate and Other increased by $7.6 million, or 170.1%, and by $3.6 million, or 197.1%.

Earnings from operations increased by $20.2 million, or 956.8%, and by $60.2 million, or 177.8%, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020:

•United States increased by $26.8 million, or 809.3%, and by $69.5 million, or 244.6%.

•Canada increased by $0.6 million, or 50.2%, and decreased by ($1.5) million, or (52.1%).

•Poland increased by $0.4 million, or 17.8%, and decreased by ($3.3) million, or (170.7%).

•Corporate and Other decreased by ($7.6) million, or (164.6%), and by ($4.4) million, or (672.5%).

Net earnings increased by $19.5 million, or 154.4%, and by $63.9 million, or 109.3%, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Items deducted from or added to earnings (loss) from operations to arrive at net earnings (loss) attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

Non-US GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by our chief operating decision makers. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“US GAAP”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$16,502	$(1,525)	$(1,038)	$(7,084)	$6,855
Interest expense (income), net (1)	7,027	396	11	3,253	10,687
Income taxes (benefit)	—	572	(283)	831	1,120
Depreciation and amortization	4,509	1,251	768	105	6,633
Net loss attributable to non-controlling interests	—	(65)	(518)	—	(583)
Non-cash stock-based compensation	—	—	—	323	323
Loss on foreign currency transactions, cost recovery income and other	—	10	18	5	33
Loss (gain) on disposition of fixed assets	209	—	—	(39)	170
Adjusted EBITDA	$28,247	$639	$(1,042)	$(2,606)	$25,238

(1)Expense of $7.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.3 million and $0.6 million, respectively, for the period presented.

	For the three months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(10,271)	$(1,781)	$(1,246)	$691	$(12,607)
Interest expense (income), net (1)	6,954	435	(14)	3,204	10,579
Income (benefit) taxes	—	(44)	(292)	918	582
Depreciation and amortization	4,246	1,289	735	135	6,405
Net earnings (loss) attributable to non-controlling interests	—	34	(624)	—	(590)
Non-cash stock-based compensation	—	—	—	249	249
Loss (gain) on foreign currency transactions and cost recovery income	—	135	(25)	(7,631)	(7,521)
Impairment - intangible and tangible assets (2)	1,157	—	—	—	1,157
Gain on disposition of fixed assets	—	(69)	—	—	(69)
Acquisition costs	—	—	—	53	53
Adjusted EBITDA	$2,086	$(1)	$(1,466)	$(2,381)	$(1,762)

(1)Expense of $7.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $4.2 million and $0.4 million, respectively, for the period presented.

(2)Expense of $1.2 million related to the impairment of goodwill and intangible assets is included in the United States segment (see Note 4 to our condensed consolidated financial statements in Part I, Item 1 of this report).

	For the six months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$27,096	$(5,040)	$(2,873)	$(13,747)	$5,436
Interest expense (income), net (1)	13,962	703	15	6,530	21,210
Income taxes (benefit)	—	163	(889)	1,945	1,219
Depreciation and amortization	9,036	2,473	1,562	205	13,276
Net earnings (loss) attributable to non-controlling interests	—	367	(1,434)	—	(1,067)
Non-cash stock-based compensation	—	—	—	582	582
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(548)	11	(411)	(948)
Loss (gain) on disposition of fixed assets	282	32	—	(39)	275
Adjusted EBITDA	$50,376	$(1,850)	$(3,608)	$(4,935)	$39,983

(1)Expense of $14.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.7 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $10.5 million and $0.9 million, respectively, for the period presented.

	For the six months ended June 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net loss attributable to Century Casinos, Inc. shareholders	$(43,659)	$(5,987)	$(1,218)	$(7,599)	$(58,463)
Interest expense (income), net (1)	14,235	979	17	6,713	21,944
Income taxes (benefit)	1,023	1,813	(247)	517	3,106
Depreciation and amortization	8,505	2,628	1,501	265	12,899
Net earnings (loss) attributable to non-controlling interests	—	214	(609)	—	(395)
Non-cash stock-based compensation	—	—	—	236	236
Gain (loss) on foreign currency transactions and cost recovery income	—	72	147	(7,046)	(6,827)
Impairment - intangible and tangible assets (2)	30,746	3,375	—	1,000	35,121
(Gain) loss on disposition of fixed assets	—	(69)	2	2	(65)
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$10,850	$3,025	$(407)	$(5,646)	$7,822

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

Amounts in thousands	June 30, 2021	June 30, 2020
Total long-term debt, including current portion	$183,865	$194,149
Deferred financing costs	8,478	9,846
Total principal	$192,343	$203,995
Less: Cash and cash equivalents	$80,163	$51,641
Net Debt	$112,180	$152,354

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$67,680	$21,095	$46,585	220.8%	$125,591	$67,631	$57,960	85.7%
Pari-mutuel, Sports Betting and iGaming Revenue	2,275	1,022	1,253	122.6%	3,206	1,186	2,020	170.3%
Hotel Revenue	2,221	476	1,745	366.6%	3,971	2,209	1,762	79.8%
Food and Beverage Revenue	3,043	774	2,269	293.2%	5,727	4,528	1,199	26.5%
Other Revenue	1,481	465	1,016	218.5%	2,577	1,708	869	50.9%
Net Operating Revenue	76,700	23,832	52,868	221.8%	141,072	77,262	63,810	82.6%
Gaming Expenses	(31,504)	(11,813)	19,691	166.7%	(58,879)	(39,628)	19,251	48.6%
Pari-mutuel, Sports Betting and iGaming Expenses	(1,947)	(1,065)	882	82.8%	(2,464)	(1,441)	1,023	71.0%
Hotel Expenses	(566)	(256)	310	121.1%	(1,075)	(930)	145	15.6%
Food and Beverage Expenses	(2,596)	(1,005)	1,591	158.3%	(4,797)	(4,489)	308	6.9%
General and Administrative Expenses	(12,049)	(7,607)	4,442	58.4%	(23,763)	(19,924)	3,839	19.3%
Depreciation and Amortization	(4,509)	(4,246)	263	6.2%	(9,036)	(8,505)	531	6.2%
Impairment - Intangible and Tangible Assets	—	(1,157)	(1,157)	(100.0%)	—	(30,746)	(30,746)	(100.0%)
Total Operating Costs and Expenses	(53,171)	(27,149)	26,022	95.8%	(100,014)	(105,663)	(5,649)	(5.3%)
Earnings (Loss) from Operations	23,529	(3,317)	26,846	809.3%	41,058	(28,401)	69,459	244.6%

Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	16,502	(10,271)	26,773	260.7%	27,096	(43,659)	70,755	162.1%
Adjusted EBITDA	$28,247	$2,086	$26,161	1254.1%	$50,376	$10,850	$39,526	364.3%

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

In December 2020, we entered into an agreement with an iGaming partner to utilize our license with the state of West Virginia to operate an internet and mobile interactive gaming application. The iGaming application launched in April 2021. The agreement provides for a share of net gaming revenue.

In November 2020, Colorado voters passed a constitutional amendment to allow voters in Cripple Creek, Black Hawk and Central City to increase or remove betting limits and approve new casino games. Elected officials in all three cities approved no limits on single bets at the casinos and new games and unlimited betting began in May 2021. The changes are expected to encourage customers who might otherwise travel to destination casinos to gamble in local Colorado casinos.

Our US operations closed due to COVID-19 on March 17, 2020 and reopened between June 1, 2020 and June 17, 2020. Our casinos in the US have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the United States segment for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Colorado
2021	9.4	4.0	4.3	3.8	12.1	21.5
2020	6.7	—	—	2.0	2.0	8.7
2021/2020	2.7	4.0	4.3	1.8	10.1	12.8
	40.9%	100.0%	100.0%	90.0%	499.1%	146.9%
West Virginia
2021	23.9	9.8	10.6	10.2	30.6	54.5
2020	25.1	—	0.2	12.0	12.2	37.3
2021/2020	(1.2)	9.8	10.4	(1.8)	18.4	17.2
	(4.7%)	100.0%	5,200.0%	(15.0%)	151.2%	46.2%
Missouri
2021	31.0	12.4	11.6	10.1	34.1	65.1
2020	21.6	—	—	9.6	9.6	31.2
2021/2020	9.4	12.4	11.6	0.5	24.5	33.9
	43.4%	100.0%	100.0%	5.2%	253.0%	108.0%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the United States segment for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Colorado
2021	6.3	2.4	2.4	2.4	7.2	13.5
2020	5.9	0.5	0.4	0.8	1.7	7.6
2021/2020	0.4	1.9	2.0	1.6	5.5	5.9
	7.1%	380.0%	500.0%	200.0%	323.5%	77.6%
West Virginia
2021	20.4	7.4	8.5	8.4	24.3	44.7
2020	23.3	2.2	1.8	8.7	12.7	36.0
2021/2020	(2.9)	5.2	6.7	(0.3)	11.6	8.7
	(12.4%)	236.4%	372.2%	(3.4%)	91.3%	24.2%
Missouri
2021	15.7	5.8	5.8	5.4	17.0	32.7
2020	15.5	1.5	1.3	4.5	7.3	22.8
2021/2020	0.2	4.3	4.5	0.9	9.7	9.9
	1.5%	286.7%	346.2%	20.0%	132.9%	43.4%

During the United States closures, we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Additional savings related to gaming-related expenses. COVID-19 continues to impact results, and we are seeking to maintain operating cost efficiencies during 2021. We are continuing to evaluate our promotional offerings and expect to increase them as needed to compete in the competitive markets in which we operate our US casinos. We plan to continue to encourage social distancing and other measures in compliance with governmental health and safety requirements.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$3,024	$2,077	$947	45.6%	$3,021	$12,286	$(9,265)	(75.4%)
Pari-mutuel, Sports Betting and iGaming Revenue	2,382	1,820	562	30.9%	3,935	3,895	40	1.0%
Hotel Revenue	—	—	—	—	—	83	(83)	(100.0%)
Food and Beverage Revenue	506	313	193	61.7%	542	2,812	(2,270)	(80.7%)
Other Revenue	746	509	237	46.6%	1,168	1,826	(658)	(36.0%)
Net Operating Revenue	6,658	4,719	1,939	41.1%	8,666	20,902	(12,236)	(58.5%)
Gaming Expenses	(331)	(12)	319	2658.3%	(456)	(2,986)	(2,530)	(84.7%)
Pari-mutuel, Sports Betting and iGaming Expenses	(2,944)	(2,456)	488	19.9%	(4,827)	(5,238)	(411)	(7.8%)
Hotel Expenses	(1)	2	3	150.0%	(3)	(48)	(45)	(93.8%)
Food and Beverage Expenses	(436)	(99)	337	340.4%	(567)	(2,486)	(1,919)	(77.2%)
General and Administrative Expenses	(2,307)	(2,094)	213	10.2%	(4,776)	(7,058)	(2,282)	(32.3%)
Depreciation and Amortization	(1,251)	(1,289)	(38)	(2.9%)	(2,473)	(2,628)	(155)	(5.9%)
Impairment - Intangible and Tangible Assets	—	—	—	—	—	(3,375)	(3,375)	(100.0%)
Total Operating Costs and Expenses	(7,270)	(5,948)	1,322	22.2%	(13,102)	(23,819)	(10,717)	(45.0%)
Loss from Operations	(612)	(1,229)	617	50.2%	(4,436)	(2,917)	(1,519)	(52.1%)

Non-Controlling Interest	65	(34)	(99)	(291.2%)	(367)	(214)	153	71.5%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(1,525)	(1,781)	256	14.4%	(5,040)	(5,987)	947	15.8%
Adjusted EBITDA	$639	$(1)	$640	64000.0%	$(1,850)	$3,025	$(4,875)	(161.2%)

Results in US dollars were impacted by 11.4% and 8.6% exchange rate increases in the average rates between the US dollar and the Canadian dollar for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively.

The table below provides the closure and reopen dates for casinos in Canada due to COVID-19.

Closure Date	Reopen Date
March 17, 2020	June 13, 2020
December 13, 2020	June 10, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Canada segment for the three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Edmonton - CAD
2021	1.3	0.5	0.7	3.9	5.1	6.4
2020	13.1	0.4	0.5	3.0	3.9	17.0
2021/2020	(11.8)	0.1	0.2	0.9	1.2	(10.6)
	(89.9%)	25.0%	40.0%	30.0%	31.0%	(62.2%)
Edmonton - USD
2021	1.0	0.4	0.6	3.2	4.2	5.2
2020	9.8	0.3	0.3	2.2	2.8	12.6
2021/2020	(8.8)	0.1	0.3	1.0	1.4	(7.4)
	(89.3%)	33.3%	100.0%	45.5%	46.1%	(58.9%)

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Calgary - CAD
2021	1.2	0.4	0.5	2.2	3.1	4.3
2020	8.5	0.2	0.4	2.0	2.6	11.1
2021/2020	(7.3)	0.2	0.1	0.2	0.5	(6.8)
	(85.7%)	100.0%	25.0%	10.0%	19.6%	(61.3%)
Calgary - USD
2021	1.0	0.3	0.4	1.8	2.5	3.5
2020	6.4	0.2	0.3	1.4	1.9	8.3
2021/2020	(5.4)	0.1	0.1	0.4	0.6	(4.8)
	(84.9%)	50.0%	33.3%	28.6%	33.5%	(58.1%)

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Canada segment for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Edmonton - CAD
2021	3.7	1.2	1.5	2.2	4.9	8.6
2020	11.6	1.1	1.0	2.0	4.1	15.7
2021/2020	(7.9)	0.1	0.5	0.2	0.8	(7.1)
	(68.2%)	9.1%	50.0%	10.0%	19.5%	(45.2%)
Edmonton - USD
2021	3.0	1.0	1.2	1.7	3.9	6.9
2020	8.7	0.7	0.7	1.5	2.9	11.6
2021/2020	(5.7)	0.3	0.5	0.2	1.0	(4.7)
	(65.4%)	42.9%	71.4%	13.3%	34.5%	(40.5%)

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Calgary - CAD
2021	2.1	0.8	0.7	1.1	2.6	4.7
2020	6.0	0.7	0.6	1.3	2.6	8.6
2021/2020	(3.9)	0.1	0.1	(0.2)	—	(3.9)
	(65.0%)	14.3%	16.7%	(15.4%)	—	(45.3%)
Calgary - USD
2021	1.7	0.6	0.6	0.8	2.0	3.7
2020	4.5	0.5	0.4	0.9	1.8	6.3
2021/2020	(2.8)	0.1	0.2	(0.1)	0.2	(2.6)
	(62.0%)	20.0%	50.0%	(11.1%)	11.1%	(41.3%)

Net operating revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was impacted negatively by closures due to COVID-19. Our Canadian facilities reopened on June 10, 2021 and social distancing and attendance restrictions in our casinos were lifted in July 2021. In addition, we sold the casino operations of CAL in December 2020, which impacts comparability of the Calgary operating segment in 2021.

Operating expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were impacted by COVID-19. We received wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy that was enacted in April 2020 as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. In 2021, the qualified government wage subsidies reduced operating expenses by CAD 1.8 million ($1.5 million based on the average exchange rate for the three months ended June 30, 2021) and CAD 2.7 million ($2.2 million based on the exchange rate for the six months ended June 30, 2021) for the three and six months ended June 30, 2021, respectively. In 2020, the qualified government wage subsidies reduced operating expenses by CAD 3.1 million ($2.3 million based on the average exchange rate for the six months ended June 30, 2020) for the three and six months ended June 30, 2020. In addition, we sold the casino operations of CAL in December 2020. The sale of the casino operations reduced operating expenses in the Calgary operating segment in the three and six months ended June 30, 2021 and will reduce operating expenses in this segment going forward.

During the Canadian closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. We plan to continue to focus on managing costs and look for synergies among our Canadian properties, including prizes that are available to guests at all locations instead of at individual casinos only. We expect payroll costs will begin to trend higher in the second half of 2021 due to the reopening of our casinos, and government wage subsidies are not expected to continue.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$8,183	$6,748	$1,435	21.3%	$13,702	$23,503	$(9,801)	(41.7%)
Food and Beverage Revenue	55	64	(9)	(14.1%)	55	258	(203)	(78.7%)
Other Revenue	451	578	(127)	(22.0%)	842	692	150	21.7%
Net Operating Revenue	8,689	7,390	1,299	17.6%	14,599	24,453	(9,854)	(40.3%)
Gaming Expenses	(5,581)	(4,641)	940	20.3%	(9,820)	(15,224)	(5,404)	(35.5%)
Food and Beverage Expenses	(366)	(364)	2	0.5%	(640)	(1,030)	(390)	(37.9%)
General and Administrative Expenses	(3,784)	(3,851)	(67)	(1.7%)	(7,747)	(8,608)	(861)	(10.0%)
Depreciation and Amortization	(768)	(735)	33	4.5%	(1,562)	(1,501)	61	4.1%
Total Operating Costs and Expenses	(10,499)	(9,591)	908	9.5%	(19,769)	(26,363)	(6,594)	(25.0%)
Loss from Operations	(1,810)	(2,201)	391	17.8%	(5,170)	(1,910)	(3,260)	(170.7%)

Non-Controlling Interest	518	624	106	17.0%	1,434	609	(825)	(135.5%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(1,038)	(1,246)	208	16.7%	(2,873)	(1,218)	(1,655)	(135.9%)
Adjusted EBITDA	$(1,042)	$(1,466)	$424	28.9%	$(3,608)	$(407)	$(3,201)	(786.5%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires, there is a public notification of the available license and any gaming company can apply for a new license for that city. The next license expiration for a CPL casino occurs in September 2022.

Results in US dollars were impacted by 8.1% and 6.1% increases in the average exchange rate between the US dollar and Polish zloty for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively.

The table below provides the closure and reopen dates for casinos in Poland due to COVID-19.

Closure Date	Reopen Date
March 13, 2020	May 18, 2020
December 29, 2020	February 12, 2021
March 20, 2021	May 28, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Poland segment for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
PLN
2021	22.4	0.2	5.5	26.7	32.4	54.8
2020	66.6	(0.3)	8.1	21.8	29.6	96.2
2021/2020	(44.2)	0.5	(2.6)	4.9	2.8	(41.4)
	(66.4%)	166.7%	(32.1%)	22.5%	9.9%	(43.0%)
USD
2021	5.9	0.1	1.5	7.1	8.7	14.6
2020	17.1	—	1.9	5.5	7.4	24.5
2021/2020	(11.2)	0.1	(0.4)	1.6	1.3	(9.9)
	(65.4%)	100.0%	(21.1%)	29.1%	17.6%	(40.3%)

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Poland segment for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 excluding depreciation and amortization expense.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
PLN
2021	32.0	5.5	8.0	23.0	36.5	68.5
2020	62.5	6.0	11.8	18.1	35.9	98.4
2021/2020	(30.5)	(0.5)	(3.8)	4.9	0.6	(29.9)
	(48.8%)	(8.3%)	(32.2%)	27.1%	1.7%	(30.4%)
USD
2021	8.5	1.4	2.1	6.2	9.7	18.2
2020	16.0	1.4	2.9	4.6	8.9	24.9
2021/2020	(7.5)	—	(0.8)	1.6	0.8	(6.7)
	(46.9%)	—	(27.6%)	34.8%	9.0%	(26.9%)

The net operating revenue decreases during the first half of 2021 and 2020 relate primarily to the temporary casino closures and reduced tourism in Warsaw. During the closures of our Poland casinos, we reduced operating costs and expenses as much as possible. COVID-19 continues to impact results, and we continue to focus on analyzing staffing needs to match customer volumes while managing our costs.

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

Corporate and Other
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$15	$2	$13	650.0%	$15	$795	$(780)	(98.1%)
Food and Beverage Revenue	—	—	—	—	—	105	(105)	(100.0%)
Other Revenue	123	160	(37)	(23.1%)	247	243	4	1.6%
Net Operating Revenue	138	162	(24)	(14.8%)	262	1,143	(881)	(77.1%)
Gaming Expenses	(14)	(16)	(2)	(12.5%)	(13)	(687)	(674)	(98.1%)
Food and Beverage Expenses	—	—	—	—	—	(133)	(133)	(100.0%)
General and Administrative Expenses	(3,014)	4,622	7,636	165.2%	(5,135)	283	5,418	1914.5%
Depreciation and Amortization	(105)	(135)	(30)	(22.2%)	(205)	(265)	(60)	(22.6%)
Impairment - Intangible and Tangible Assets	—	—	—	—	—	(1,000)	(1,000)	(100.0%)
Total Operating Costs and Expenses	(3,133)	4,471	7,604	170.1%	(5,353)	(1,802)	3,551	197.1%
(Loss) Earnings from Operations	(2,995)	4,633	(7,628)	(164.6%)	(5,091)	(659)	(4,432)	(672.5%)

Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(7,084)	691	(7,775)	(1125.2%)	(13,747)	(7,599)	(6,148)	(80.9%)
Adjusted EBITDA	$(2,606)	$(2,381)	$(225)	(9.4%)	$(4,935)	$(5,646)	$711	12.6%

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

•As of June 30, 2021, we had a concession agreement with TUI Cruises for two ship-based casinos through the second quarter of 2022. The cruise ships on which our ship-based casinos are located stopped sailing in March 2020 due to COVID-19 and did not sail during the first five months of 2021. One ship-based casino began operating in June 2021. In May 2021, the agreement with TUI Cruises for two additional ship-based casinos ended.

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

•Our corporate reporting units include certain corporate and management operations.

Three Months Ended June 30, 2021 and 2020

The following discussion highlights results for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Revenue Highlights

Non-Corporate Reporting Units – Net operating revenue increased due to operation of one ship-based casino during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Operating Expense Highlights

Non-Corporate Reporting Units – Total operating costs and expenses increased due to operation of one ship-based casino during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. In addition, the deconsolidation of CCB resulted in a gain of $7.4 million that we recognized in general and administrative expenses for the three months ended June 30, 2020.

Corporate Reporting Units – Total operating costs and expenses increased by $0.3 million, or 9.2%, primarily due to increased payroll. During the 2020 closures, certain of our corporate staff voluntarily decreased their salaries.

Six Months Ended June 30, 2021 and 2020

The following discussion highlights results for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Revenue Highlights

Non-Corporate Reporting Units – Net operating revenue decreased due to the casino closures at CCB and on the ships due to COVID-19. CCB and the ship-based casinos were operating through the beginning of March 2020.

Operating Expense Highlights

Non-Corporate Reporting Units – Total operating costs and expenses decreased due to the casino closures at CCB and on the ships. CCB and the ship-based casinos were operating through the beginning of March 2020. In addition, the deconsolidation of CCB resulted in a gain of $7.4 million that we recognized in general and administrative expenses for the six months ended June 30, 2020.

Corporate Reporting Units – Total operating costs and expenses in the corporate reporting units decreased by ($1.4) million, or (20.5%). In March 2020, we impaired the MCE investment due to an assessment of MCE’s operations resulting from COVID-19. As a result of the impairment, we recorded $1.0 million to impairment – intangible and tangible assets and wrote-down a $0.3 million receivable related to MCE during the six months ended June 30, 2020. In addition, we assessed the collectability of a receivable from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that we acquired in 2013, related to the Poland contingent liability and determined that, due to COVID-19, it was more likely than not that LOT would be unable to repay us for LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on the receivable and analysis of LOT’s ability to pay, we wrote-down the $0.7 million receivable to general and administrative expenses for the six months ended June 30, 2020. The write-offs were offset by increased payroll. During the 2020 closures, certain of our corporate staff voluntarily decreased their salaries.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2021	2020	$ Change	Change	2021	2020	$ Change	Change
Interest Income	$—	$5	$(5)	(100.0%)	$—	$6	$(6)	(100.0%)
Interest Expense	(10,687)	(10,584)	103	1.0%	(21,210)	(21,950)	(740)	(3.4%)
(Loss) Gain on Foreign Currency Transactions and Other	(33)	78	(111)	(142.3%)	437	79	358	453.2%
Non-Operating (Expense) Income	$(10,720)	$(10,501)	$219	2.1%	$(20,773)	$(21,865)	$(1,092)	(5.0%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Macquarie Credit Agreement, our financing obligation with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease.

(Loss) gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $0.7 million was received by CDR for the six months ended June 30, 2021 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. Cost recovery income of $0.2 million was received by CDR for the three and six months ended June 30, 2020.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2021, we recognized income tax expense of $1.2 million on pre-tax income of $5.6 million, representing an effective income tax rate of 21.8%, compared to income tax expense of $3.1 million on pre-tax loss of ($55.8) million, representing an effective income tax rate of (5.6%) for the same period in 2020. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing activities. In 2020 and the first half of 2021, our liquidity was adversely affected by temporary closures of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19, as discussed below.

As of June 30, 2021, our total debt under bank borrowings and other agreements net of $8.5 million related to deferred financing costs was $183.9 million, of which $179.4 million was long-term debt and $4.5 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, the CPL credit facility and the UniCredit Term Loans. In June 2021, a $7.4 million line of credit with UniCredit was converted into a EUR 6.0 million term loan. For a description of our debt agreements, see Note 5, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $112.2 million as of June 30, 2021 compared to $152.4 million as of June 30, 2020 The decrease in Net Debt was primarily due to a $28.5 million increase in cash and cash equivalents and repayment of the Macquarie Revolving Facility during 2020. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2021 maturities of our debt:

Amounts in thousands
Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Term Loans	Century Downs Land Lease	Total
$850	$584	$1,067	$—	$2,501

The following table lists the amount of remaining 2021 payments due under our lease agreements:

Amounts in thousands
Operating Leases	Finance Leases	Total
$2,852	$64	$2,916

In addition to these payment obligations, we are required to pay annual rent payments under the Master Lease, which are $25.4 million in 2021, and under the CDR land lease financing obligation, which are $1.7 million in 2021 excluding variable rent payments. Cash payments related to the Master Lease and CDR land lease were $10.5 million and $0.9 million, respectively, for the six months ended June 30, 2021 and $10.4 million and $0.9 million, respectively, for the six months ended June 30, 2020.

Cash Flows

At June 30, 2021, cash, cash equivalents and restricted cash totaled $80.4 million, and we had working capital (current assets minus current liabilities) of $53.7 million compared to cash, cash equivalents and restricted cash of $63.7 million and working capital of $34.5 million at December 31, 2020. The increase in cash, cash equivalents and restricted cash from December 31, 2020 is due to $22.7 million of net cash provided by operating activities, offset by $3.5 million used to purchase property and equipment, $1.7 million in principal payments on borrowings, a $0.7 million distribution to non-controlling interests in CDR, $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary, and $0.1 million in exchange rate changes.

Net cash provided by operating activities was $22.7 million for the six months ended June 30, 2021 and net cash used in operating activities was $10.4 million for the six months ended June 30, 2020. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flow from operations for the six months ended June 30, 2020 was negatively impacted by the suspension of our operations due to COVID-19. Cash flow from operations improved in the six months ended June 30, 2021 because our US facilities were open and operating. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $3.5 million for the six months ended June 30, 2021 consisted of $0.8 million for slot machine purchases and $0.7 million in gaming floor upgrades at our West Virginia property; $0.6 million for slot machine purchases and $0.2 million in surveillance equipment at our Missouri properties; $1.1 million in other fixed asset additions at our properties and $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary, offset by less than $0.1 million in proceeds from the sale of fixed assets.

Net cash used in investing activities of $7.1 million for the six months ended June 30, 2020 consisted of $0.4 million for slot machine purchases at our Colorado properties; $0.6 million for slot machine purchases, $0.2 million in rebranding signage and $1.7 million for player tracking systems at our Missouri properties; $0.2 million for surveillance upgrades at our West Virginia property; $0.4 million for table game equipment and $0.5 million in building updates at our Edmonton properties; $0.2 million for table game equipment at our Calgary properties; $0.2 million in casino improvements in Poland; $1.5 million in other fixed asset additions at our properties; and a $1.2 million payment related to the working capital adjustment in connection with the Acquisition.

Net cash used in financing activities of $2.3 million for the six months ended June 30, 2021 consisted of $1.7 million in principal payments on borrowings and a $0.7 million distribution to non-controlling interests in CDR, offset by less than $0.1 million in proceeds from the exercise of stock options.

Net cash provided by financing activities of $15.0 million for the six months ended June 30, 2020 consisted of $15.8 million in proceeds from borrowings on our long-term debt net of principal repayments, offset by $0.7 million in deferred financing costs and a $0.2 million distribution to non-controlling interests in CDR.

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2021. We did not repurchase any common stock during the six months ended June 30, 2021. The repurchase program has no set expiration or termination date.

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

The COVID-19 pandemic has had an adverse effect on our results of operations, financial condition and liquidity for 2020 and the first half of 2021. Between March 13, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020, and our North American operations reopened between June 1, 2020 and June 17, 2020. Additional closures of our Canada and Poland casinos were required in December 2020 to comply with quarantines issued by governments. Our Poland casinos reopened in February 2021, closed in March 2021, and reopened again on May 28, 2021. Our Canada casino properties reopened on June 10, 2021. We estimate that the net cash outflows related to the Canada and Poland operations during the time they were fully suspended were, on average, approximately $2.7 million per month. We estimate that to replenish casino cash and cover short term cash needs at our Canada and Poland casinos required approximately $5.3 million. Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. These include capacity and gaming floor restrictions and limited hours of operations.

We continue to monitor our liquidity in light of the uncertainty resulting from COVID-19. We plan to continue to manage marketing and operating expenditures where possible. Planned capital expenditures in 2021 include approximately $4.6 million in gaming equipment, renovations to various properties and security system upgrades. We also plan to refurbish a hotel near Century Casino Caruthersville at a cost of approximately $1.5 million. We continue to evaluate our planned capital expenditures in 2021 and will postpone projects to 2022 if necessary and permitted under our agreements.

In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed $9.95 million on our revolving credit facility with Macquarie and $7.4 million on our credit agreement with UniCredit. We repaid the Macquarie revolving credit facility in July 2020 except for a $50,000 letter of credit that we repaid in May 2021. The $7.4 million credit agreement with UniCredit was refinanced in June 2021 to a EUR 6.0 million term loan repayable through December 31, 2025. As of June 30, 2021, we had $10.0 million available to borrow on the Macquarie revolving credit facility. CPL currently has five credit agreements with mBank. In April 2021, CPL obtained a waiver from mBank that waives CPL’s compliance requirements through October 31, 2021 regarding its required cash inflows and financial covenants related to the five credit agreements. CPL’s PLN 5.0 million line of credit, which had no outstanding balance as of June 30, 2021, is available through October 28, 2021.

The duration and impact of the COVID-19 pandemic remains uncertain. We cannot predict the negative impacts that COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners, and, whether future closures will be required. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19, governmental health and safety requirements and any future closures are expected to have a material impact on our business.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $24.6 million of our total $80.2 million in cash and cash equivalents at June 30, 2021 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2021. There were no repurchases of common stock during the six months ended June 30, 2021.

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

Date: August 5, 2021