Form 10-Q
period 2021-09-30
CENTURY CASINOS INC /CO/
filed 2021-11-05
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,614,814 shares of common stock, $0.01 par value per share, were outstanding as of November 1, 2021.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$100,759	$63,413
Receivables, net	9,268	8,237
Prepaid expenses	8,390	12,021
Inventories	1,454	1,660
Restricted cash	196	—
Other current assets	768	1,020
Assets held for sale	8,381	8,271
Total Current Assets	129,216	94,622

Property and equipment, net	475,032	485,248
Leased right-of-use assets, net	30,086	34,074
Goodwill	10,430	10,901
Intangible assets, net	49,815	52,758
Deferred income taxes	996	861
Note receivable, net of current portion and unamortized discount	381	381
Deposits and other	1,906	1,915
Total Assets	$697,862	$680,760

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,259	$10,718
Current portion of operating lease liabilities	4,229	4,327
Current portion of finance lease liabilities	58	131
Accounts payable	7,301	12,857
Accrued liabilities	17,737	12,486
Accrued payroll	10,387	8,402
Taxes payable	15,080	10,766
Contingent liability (Note 7)	463	476
Total Current Liabilities	59,514	60,163

Long-term debt, net of current portion and deferred financing costs (Note 5)	178,186	173,832
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	280,868	278,940
Operating lease liabilities, net of current portion	28,547	32,277
Finance lease liabilities, net of current portion	53	83
Taxes payable and other	4,403	5,608
Deferred income taxes	2,539	2,874
Total Liabilities	554,110	553,777
Commitments and Contingencies (Note 7)

See notes to unaudited condensed consolidated financial statements.

- Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2021	2020
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,608,814 and 29,575,962 shares issued and outstanding	296	296
Additional paid-in capital	117,304	115,570
Retained earnings	25,329	8,667
Accumulated other comprehensive loss	(6,992)	(6,379)
Total Century Casinos, Inc. Shareholders' Equity	135,937	118,154
Non-controlling interests	7,815	8,829
Total Equity	143,752	126,983
Total Liabilities and Equity	$697,862	$680,760

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2021	2020	2021	2020
Operating revenue:
Gaming	$98,366	$78,289	$240,694	$182,503
Pari-mutuel, sports betting and iGaming	6,200	7,077	13,342	12,158
Hotel	2,243	1,981	6,214	4,273
Food and beverage	6,078	4,633	12,401	12,336
Other	3,723	3,726	8,556	8,196
Net operating revenue	116,610	95,706	281,207	219,466
Operating costs and expenses:
Gaming	46,388	37,643	115,557	96,168
Pari-mutuel, sports betting and iGaming	6,741	7,700	14,031	14,365
Hotel	640	574	1,718	1,552
Food and beverage	5,412	4,277	11,415	12,415
General and administrative	24,918	23,674	66,337	58,994
Depreciation and amortization	6,784	6,824	20,060	19,723
Impairment - intangible and tangible assets	—	—	—	35,121
Total operating costs and expenses	90,883	80,692	229,118	238,338
Earnings (loss) from operations	25,727	15,014	52,089	(18,872)
Non-operating (expense) income:
Interest income	164	—	164	6
Interest expense	(10,784)	(10,587)	(31,994)	(32,538)
(Loss) gain on foreign currency transactions, cost recovery income and other	(135)	(43)	302	36
Non-operating (expense) income, net	(10,755)	(10,630)	(31,528)	(32,496)
Earnings (loss) before income taxes	14,972	4,384	20,561	(51,368)
Income tax expense	(2,593)	(428)	(3,813)	(3,535)
Net earnings (loss)	12,379	3,956	16,748	(54,903)
Net (earnings) loss attributable to non-controlling interests	(1,153)	(208)	(86)	188
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$11,226	$3,748	$16,662	$(54,715)

Earnings (loss) per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.38	$0.13	$0.56	$(1.85)
Diluted	$0.36	$0.13	$0.54	$(1.85)
Weighted average shares outstanding - basic	29,598	29,576	29,584	29,553
Weighted average shares outstanding - diluted	31,242	29,709	31,059	29,553

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2021	2020	2021	2020

Net earnings (loss)	$12,379	$3,956	$16,748	$(54,903)

Other comprehensive income (loss)
Foreign currency translation adjustments	(4,207)	3,351	(905)	(4,347)
Other comprehensive (loss) income	(4,207)	3,351	(905)	(4,347)
Comprehensive income (loss)	$8,172	$7,307	$15,843	$(59,250)

Comprehensive income (loss) attributable to non-controlling interests
Net (income) loss attributable to non-controlling interests	(1,153)	(208)	(86)	188
Foreign currency translation adjustments	292	(239)	292	262
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$7,311	$6,860	$16,049	$(58,800)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for share information	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$296	$296	$296	$295
Performance stock unit issuance	—	—	—	1
Balance, end of period	296	296	296	296

Additional Paid-in Capital
Balance, beginning of period	$116,192	$116,019	$115,570	$115,784
Amortization of stock-based compensation (1)	986	354	1,568	589
Exercise of options	126	—	166	—
Balance, end of period	117,304	116,373	117,304	116,373

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(3,077)	$(16,639)	$(6,379)	$(9,442)
Foreign currency translation adjustment	(3,915)	3,112	(613)	(4,085)
Balance, end of period	(6,992)	(13,527)	(6,992)	(13,527)

Retained Earnings
Balance, beginning of period	$14,103	$(1,794)	$8,667	$56,669
Net earnings (loss)	11,226	3,748	16,662	(54,715)
Balance, end of period	25,329	1,954	25,329	1,954

Total Century Casinos, Inc. Shareholders' Equity	$135,937	$105,096	$135,937	$105,096

Noncontrolling Interests
Balance, beginning of period	$7,107	$7,714	$8,829	$8,769
Net earnings (loss)	1,153	208	86	(188)
Foreign currency translation adjustment	(292)	239	(292)	(262)
Distribution to non-controlling interest	(153)	—	(808)	(158)
Balance, end of period	7,815	8,161	7,815	8,161

Total Equity	$143,752	$113,257	$143,752	$113,257

Common shares issued	25,000	—	32,852	75,635

See notes to unaudited condensed consolidated financial statements.

(1)Includes forfeiture credit for cancelled shares.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,
Amounts in thousands	2021	2020

Cash Flows provided by Operating Activities:
Net earnings (loss)	$16,748	$(54,903)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	20,060	19,723
Lease amortization	3,349	2,385
Loss on disposition of fixed assets	278	28
Adjustment of contingent liability (Note 7)	20	783
Amortization of stock-based compensation expense	1,568	589
Amortization of deferred financing costs and discount on note receivable	1,174	1,222
Impairment (Note 3, Note 4)	—	35,121
Gain on deconsolidated subsidiary, excluding cash (Note 1)	—	(7,848)
Deferred taxes	(468)	3,342
Other	—	1
Changes in Operating Assets and Liabilities:
Receivables, net	(1,792)	1,985
Prepaid expenses and other assets	3,256	3,454
Accounts payable	(9,468)	(560)
Other current and long-term liabilities	6,662	184
Inventories	184	224
Accrued payroll	2,186	(2,147)
Taxes payable	4,924	1,834
Net cash provided by operating activities	48,681	5,417

Cash Flows used in Investing Activities:
Purchases of property and equipment	(7,389)	(8,083)
Acquisition of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville (Note 4)	—	(1,157)
Proceeds from Century Casino Calgary sale (Note 1)	—	7,460
Proceeds from disposition of assets	44	—
Century Casino Calgary sale working capital adjustment, net of earn out	(28)	—
Net cash used in investing activities	(7,373)	(1,780)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the nine months
	ended September 30,
Amounts in thousands	2021	2020

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	—	17,351
Principal payments	(2,838)	(12,198)
Payment of deferred financing costs	—	(876)
Distribution to non-controlling interest	(655)	(158)
Proceeds from exercise of stock options	166	—
Net cash (used in) provided by financing activities	(3,327)	4,119

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(476)	$(467)

Increase in Cash, Cash Equivalents and Restricted Cash	$37,505	$7,289

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$63,677	$55,640
Cash, Cash Equivalents and Restricted Cash at End of Period	$101,182	$62,929

Supplemental Disclosure of Cash Flow Information:
Interest paid	$26,118	$29,636
Income taxes paid	$4,200	$2,313
Income tax refunds	$1,049	$961

Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,766	$795

Non-Cash Financing Activities:
Distributions payable to non-controlling shareholders	$153	$—

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of September 30, 2021 are detailed below.

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

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of September 30, 2021, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•As of September 30, 2021, the Company had a concession agreement with TUI Cruises for two ship-based casinos through the second quarter of 2022. From March 2020 to June 2021, both casinos did not operate due to the coronavirus (“COVID-19”) pandemic. One of the ship-based casinos began operating in June 2021. The second ship-based casino is not operating. In May 2021, a concession agreement with TUI Cruises for two other ship-based casinos ended.

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

Recent Developments Related to COVID-19

The COVID-19 pandemic had an adverse effect on the Company’s 2020 results of operations and financial condition, and has impacted the Company’s results of operations to a lesser extent in 2021 because the Company’s United States properties were open and operating during this period. The table below provides a summary of the time periods in which the Company’s casinos, hotels and other facilities were closed to comply with quarantines issued by governments to contain the spread of COVID-19. The Company’s casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. Current governmental health and safety requirements in Canada include proof of vaccination or negative rapid test results for entry. The Company’s operations in the United States and Poland have limited health and safety requirements for entry.

Operating Segment	Closure Date	Reopen Date
Colorado	March 17, 2020	June 15 and June 17, 2020
Missouri	March 17, 2020	June 1, 2020
West Virginia	March 17, 2020	June 5, 2020
Edmonton	March 17, 2020	June 13, 2020
	December 13, 2020	June 10, 2021
Calgary	March 17, 2020	June 13, 2020
	December 13, 2020	June 10, 2021
Poland	March 13, 2020	May 18, 2020
	December 29, 2020	February 12, 2021
	March 20, 2021	May 28, 2021

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

The duration and impact of the COVID-19 pandemic remains uncertain. The Company cannot predict the negative impacts that COVID-19 will have on its consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on the Company’s financial results. The effects of COVID-19, ongoing governmental health and safety requirements and any future closures could have a material impact on the Company. The Company will continue to monitor its liquidity and make reductions to marketing and operating expenditures, where possible, if future government mandates or closures are required that would have an adverse impact on the Company.

Other Projects and Developments

Caruthersville

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. The Company plans to move the casino from the riverboat to a new land-based casino with a small hotel adjacent to and connected with the existing building. The Company estimates an opening date in early 2024 with an estimated project cost of $45.2 million. The Company plans to finance the cost of this project with cash on hand, financing, or a combination of the two.

On July 16, 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms by early 2022. The Company estimates this project will cost approximately $2.2 million. As of September 30, 2021, the Company has spent $0.9 million on this project.

Cape Girardeau

The Company plans to build a hotel at Century Casino Cape Girardeau. The new hotel will be adjacent to and connected with the existing casino building. The proposed hotel will feature 56 standard rooms, 14 premium rooms and 5 grand suites that would give the Company the opportunity to host VIP players and event center participants. The Company estimates an opening date in late 2023 with an estimated project cost of approximately $23.1 million. The Company plans to finance the cost of this project with cash on hand, financing, or a combination of the two.

Century Casino Calgary

In August 2020, the Company announced that it had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, the Company paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the purchase agreement. The Company recorded quarterly earn outs of CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2021) to general and administrative expenses on its condensed consolidated statement of earnings (loss) for the three and nine months ended September 30, 2021. The Company continues to operate Century Sports, and to own the underlying real estate. Upon closing of the transaction, the Company entered into a three year lease agreement with the purchaser of the casino operations for annual net rent for the land and building of CAD 0.5 million ($0.4 million based on the exchange rate on September 30, 2021). In December 2020, the Company began to market the sale of the land and building that it owns in Calgary. Held for sale assets on the Company’s condensed consolidated balance sheet as of September 30, 2021 include $4.7 million in land, $3.5 million in buildings and improvements, and $0.1 million in furniture, fixtures and equipment, net of accumulated depreciation.

Century Casino Bath

In March 2020, CCB was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. Under Accounting Standards Codification (“ASC”) 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, when a subsidiary is in legal reorganization or files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. The Company will not regain control of CCB and determined that it was appropriate to deconsolidate CCB effective as of May 6, 2020. The Company recognized a gain of $7.4 million in general and administrative expenses on its condensed consolidated statements of earnings (loss) for the nine months ended September 30, 2020.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	September 30,	September 30,
Amounts in thousands	2021	2020
Cash and cash equivalents	$100,759	$62,068
Restricted cash	196	—
Restricted cash included in deposits and other	227	861
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$101,182	$62,929

As of September 30, 2021, restricted cash included $0.2 million in restricted cash held in escrow related to a sale agreement for Calgary that was cancelled, $0.2 million in deposits and other related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million in deposits and other related to an insurance policy. As of September 30, 2020, restricted cash included $0.6 million in deposits and other related to a cash guarantee under a CCB loan agreement that CRM assumed in February 2020, $0.2 million in deposits and other related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits and other related to an insurance policy.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of September 30,	As of December 31,
Ending Rates	2021	2020
Canadian dollar (CAD)	1.2741	1.2732
Euros (EUR)	0.8608	0.8157
Polish zloty (PLN)	3.9843	3.7136
British pound (GBP)	0.7441	0.7325

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2021	2020	% Change	2021	2020	% Change
Canadian dollar (CAD)	1.2593	1.3325	5.5%	1.2515	1.3539	7.6%
Euros (EUR)	0.8482	0.8557	0.9%	0.8360	0.8905	6.1%
Polish zloty (PLN)	3.8721	3.8013	(1.9%)	3.8013	3.9397	3.5%
British pound (GBP)	0.7254	0.7745	6.3%	0.7221	0.7874	8.3%
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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of September 30, 2021 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

During the first quarter of 2020, as a result of the COVID-19 pandemic and associated closure of its casinos, the Company concluded these triggering events could indicate possible impairment of its goodwill and indefinite-lived intangible assets. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill and casino licenses related to certain reporting units were impaired. During the second quarter of 2020, the Company paid an additional $1.2 million related to the working capital adjustment for the acquisition of Mountaineer, Cape Girardeau and Caruthersville (the “Acquired Casinos”) from Eldorado Resorts, Inc. on December 6, 2019 (the “Acquisition”) that resulted in additional goodwill. This amount was subsequently impaired in the same period. The Company recorded $34.1 million to impairment –intangible and tangible assets on its condensed consolidated statements of earnings (loss) for the nine months ended September 30, 2020 related to the impairment of its goodwill and casino licenses for certain reporting units. The impairment analysis required management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

Goodwill

Changes in the carrying amount of goodwill related to the Canada and Poland segments are as follows:

Amounts in thousands	Canada	Poland	Total
Gross carrying value January 1, 2021	$7,385	$6,891	$14,276
Currency translation	(3)	(468)	(471)
Gross carrying value September 30, 2021	7,382	6,423	13,805

Accumulated impairment losses January 1, 2021	(3,375)	—	(3,375)
Accumulated impairment losses September 30, 2021	(3,375)	—	(3,375)

Net carrying value at January 1, 2021	$4,010	$6,891	$10,901
Net carrying value at September 30, 2021	$4,007	$6,423	$10,430

Intangible Assets

Intangible assets at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2021	2020
Finite-lived
Casino licenses	$2,814	$3,019
Less: accumulated amortization	(1,661)	(1,404)
	1,153	1,615
Trademarks	2,368	2,368
Less: accumulated amortization	(434)	(257)
	1,934	2,111
Players club lists	20,373	20,373
Less: accumulated amortization	(5,336)	(3,153)
	15,037	17,220
Total finite-lived intangible assets, net	18,124	20,946
Indefinite-lived
Casino licenses	30,052	30,061
Trademarks	1,639	1,751
Total indefinite-lived intangible assets	31,691	31,812
Total intangible assets, net	$49,815	$52,758

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

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at September 30, 2021
United States	$2,111	$(177)	$1,934

As of September 30, 2021, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2021	$59
2022	237
2023	237
2024	237
2025	237
Thereafter	927
$1,934

The weighted-average amortization period of the Mountaineer trademark is 8.2 years.

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

Amounts in thousands	Balance at January 1, 2021	Currency translation	Balance at September 30, 2021
Poland	$1,643	$(112)	$1,531
Corporate and Other	108	—	108
	$1,751	$(112)	$1,639

Casino Licenses: Finite-Lived

As of September 30, 2021, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2021	Amortization	Currency translation	Balance at September 30, 2021
Poland	$1,615	$(369)	$(93)	$1,153

As of September 30, 2021, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2021	$117
2022	456
2023	392
2024	160
2025	28
$1,153

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 2.4 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission and the West Virginia Lottery Commission and those held in the Canada segment from the Alberta Gaming, Liquor and Cannabis Commission and Horse Racing Alberta are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of earnings (loss). Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2021	Currency translation	Balance at September 30, 2021
United States	$17,962	$—	$17,962
Canada	12,099	(9)	12,090
	$30,061	$(9)	$30,052

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

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at September 30, 2021
United States	$17,220	$(2,183)	$15,037

As of September 30, 2021, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2021	$727
2022	2,910
2023	2,910
2024	2,910
2025	2,910
Thereafter	2,670
$15,037

The weighted-average amortization period for the player’s club lists is 5.2 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of September 30, 2021 and December 31, 2020 consisted of the following:

Amounts in thousands	September 30, 2021		December 31, 2020
Credit agreement - Macquarie	$167,025	6.69%	$168,300	6.72%
Credit agreements - CPL	546	2.03%	1,296	2.61%
UniCredit term loans	7,658	2.21%	1,502	2.05%
UniCredit agreement	—	—	7,400	2.60%
Financing obligation - CDR land lease	15,302	13.58%	15,313	13.70%
Total principal	$190,531	7.04%	$193,811	7.03%
Deferred financing costs	(8,086)		(9,261)
Total long-term debt	$182,445		$184,550
Less current portion	(4,259)		(10,718)
Long-term portion	$178,186		$173,832

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaced the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Term Loan”) and the $10.0 million Revolving Facility. The Revolving Facility includes up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Term Loan to fund the Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In March 2020, the Company drew $9.95 million on the Revolving Facility. The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that was repaid in May 2021. As of September 30, 2021, the outstanding balance of the Term Loan was $167.0 million and the Company had $10.0 million available to borrow on the Revolving Facility.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit participation fees equal to the applicable margin then in effect for LIBOR Loans multiplied by the average aggregate daily maximum amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Commitment fees of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of earnings (loss) for the three and nine months ended September 30, 2021 and 2020.

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

The Macquarie Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Macquarie Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Revolving Facility includes a financial maintenance covenant (the “Financial Covenant”) tested as of the last day of each fiscal quarter in which borrowings under the Revolving Facility as of such day equal or exceed $3.5 million. Due to the COVID-19-related borrowings under the Revolving Facility in March 2020, which were substantially repaid in July 2020, the Company and the lender concluded that the Company had not been in compliance with the Financial Covenant. As of September 30, 2020, the Company and Macquarie amended the Macquarie Credit Agreement. Among other things, the amendment waived past noncompliance with the Financial Covenant, suspended further testing of the Financial Covenant until the fiscal quarter ending September 30, 2021, and suspended certain restricted payment baskets until June 30, 2021. As of September 30, 2021, the Company was in compliance with all applicable financial covenants under the Macquarie Credit Agreement.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company amortized $0.4 million and $1.2 million for the three and nine months ended September 30, 2021 and 2020, respectively, relating to Macquarie Credit Agreement deferred financing costs. These costs are included in interest expense in the condensed consolidated statements of earnings (loss) for the three and nine months ended September 30, 2021 and 2020.

Casinos Poland

CPL’s short-term line of credit with Alior Bank ended in April 2020. The line of credit bore an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55%.

As of September 30, 2021, CPL had five credit agreements with mBank as detailed below. In April 2021, CPL obtained a waiver from mBank that waives CPL’s compliance requirements with the required cash inflows and financial covenants discussed below through October 31, 2021.

The first credit agreement between CPL and mBank is a PLN 3.0 million term loan that was used to renovate the existing casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of September 30, 2021, the credit agreement had an outstanding balance of PLN 0.5 million ($0.1 million based on the exchange rate in effect on September 30, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain both cash inflows of PLN 5.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.3% to 0.4%, liquidity ratios no less than 1.3 and a debt ratio not higher than 60%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The second credit agreement between CPL and mBank is a PLN 4.0 million term loan that was used to renovate and enlarge the casino space at the Marriott Hotel in Warsaw. The credit agreement bears an interest rate of 1-month WIBOR plus 1.70%. The credit agreement has a three year term through November 30, 2021. As of September 30, 2021, the credit agreement had an outstanding balance of PLN 0.7 million ($0.2 million based on the exchange rate in effect on September 30, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2021.

The third credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of September 30, 2021, the credit agreement had an outstanding balance of PLN 1.0 million ($0.3 million based on the exchange rate in effect on September 30, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw and a pledge of slot machines. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2022.

As of September 30, 2021, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit has a borrowing capacity of PLN 5.0 million. As of September 30, 2021, the credit facility had no outstanding balance and PLN 5.0 million ($1.3 million based on the exchange rate in effect on September 30, 2021) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The credit agreement was available through October 28, 2021 bearing an interest rate of overnight WIBOR plus 2.40%. On October 28, 2021, the short-term line of credit was amended to extend the availability through April 28, 2022.

As of September 30, 2021, CPL had an additional short-term line of credit with mBank used to finance CPL’s current operations. The line of credit bears an interest rate of 1-month WIBOR plus 2.10% with a borrowing capacity of PLN 10.0 million ($2.5 million based on the exchange rate in effect on September 30, 2021), of which PLN 7.5 million ($1.9 million based on the exchange rate in effect on September 30, 2021) can be used only to secure bank guarantees. The credit agreement has a two year term through October 14, 2022. As of September 30, 2021, the credit facility had no outstanding balance and PLN 2.5 million ($0.6 million based on the exchange rate in effect on September 30, 2021) was available for borrowing. The credit agreement is secured by a building owned by CPL in Warsaw and a liquidity guarantee provided by Bank Gospodarstwa Krajowego for the amount of PLN 8.0 million. In addition, CPL is required to maintain cash inflows of PLN 5.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.4%, liquidity ratios not less than 1.3 and a debt ratio not higher than 60%. On October 28, 2021, the PLN 7.5 million portion of the line of credit related to bank guarantees was amended to change the borrowing limit to PLN 6.5 million ($1.6 million based on the exchange rate in effect on September 30, 2021) and extend the expiration of the available line of credit for guarantees to October 27, 2023.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on September 30, 2021). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on September 30, 2021) with mBank and will terminate in June 2024 and January 2026, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.8 million ($0.2 million based on the exchange rate in effect on September 30, 2021) in deposits for this purpose as of September 30, 2021. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of September 30, 2021, CRM had two credit agreements with UniCredit (the “UniCredit Term Loans”).

The first credit agreement (“UniCredit Term Loan 1”) is a GBP 2.0 million term loan used for construction and fitting out of CCB. The term loan matures September 30, 2023 and bears interest at LIBOR plus 1.625%. As of September 30, 2021, the amount outstanding on UniCredit Term Loan 1 was GBP 0.8 million ($1.1 million based on the exchange rate in effect on September 30, 2021). CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

The second credit agreement (“UniCredit Term Loan 2”) is a EUR 6.0 million term loan converted from a $7.4 million line of credit on June 23, 2021. In August 2018, CRM entered into a loan agreement with UniCredit for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement. In March 2021, the term of the line of credit was extended to June 2021, when it was converted into UniCredit Term Loan 2. The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of September 30, 2021, the amount outstanding was EUR 5.7 million ($6.6 million based on the exchange rate in effect on September 30, 2021) and the Company had no further borrowings available. UniCredit Term Loan 2 is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of September 30, 2021, the outstanding balance on the financing obligation was CAD 19.5 million ($15.3 million based on the exchange rate in effect on September 30, 2021).

As of September 30, 2021, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Term Loans	Century Downs Land Lease	Total
2021	$425	$338	$522	$—	$1,285
2022	1,700	208	2,086	—	3,994
2023	1,700	—	1,952	—	3,652
2024	1,700	—	1,549	—	3,249
2025	1,700	—	1,549	—	3,249
Thereafter	159,800	—	—	15,302	175,102
Total	$167,025	$546	$7,658	$15,302	$190,531

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

The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the Acquired Casino properties, including real estate taxes, insurance, utilities, maintenance and operating costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. The Company has provided a guarantee of the Tenant’s obligations under the Master Lease.

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

Total payments and interest expense related to the Master Lease for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2021	2020	2021	2020
Payments made	$6,313	$6,250	$16,833	$16,667
Interest expense on financing obligation	$7,125	$7,051	$21,087	$21,286

The future payments related to the Master Lease financing obligation with the Landlord at September 30, 2021 were as follows:

Amounts in thousands
2021	$6,313
2022	25,503
2023	25,821
2024	26,144
2025	26,340
Thereafter	1,034,721
Total payments	1,144,842
Less imputed interest	(892,466)
Residual Value	28,492
Total	$280,868

7.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through September 30, 2021, CPL has paid PLN 14.3 million ($4.2 million) related to these audits. In September 2021, the Polish IRS reimbursed PLN 2.4 million ($0.6 million based on the exchange rate in effect on September 30, 2021) plus interest, after CPL prevailed in a court challenge of a 2012 tax audit. The Company recorded the Polish IRS reimbursement to general and administrative expenses and interest expense on its condensed consolidated statement of earnings (loss) for the three and nine months ended September 30, 2021.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of September 30, 2021 is PLN 1.8 million ($0.5 million based on the exchange rate in effect on September 30, 2021). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of September 30, 2021 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of September 30, 2021. Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of September 30, 2021.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

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

8.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the nine months ended September 30, 2021, the Company recognized income tax expense of $3.8 million on pre-tax earnings of $20.6 million, representing an effective income tax rate of 18.5% compared to income tax expense of $3.5 million on pre-tax loss of ($51.4) million, representing an effective income tax rate of (6.9%) for the same period in 2020. The comparison of pre-tax earnings of $20.6 million for the nine months ended September 30, 2021 to the pre-tax loss of ($51.4) million for the nine months ended September 30, 2020 should be considered when comparing effective tax rates for the respective periods.

For the nine months ended September 30, 2021, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, which take into account a range of potential impacts from the COVID-19 pandemic, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the nine months ended September 30, 2021.

A number of items caused the effective income tax rate for the nine months ended September 30, 2021 to differ from the US federal statutory income tax rate of 21%, including a 23% statutory tax rate in Canada, certain nondeductible business expenses in Poland, and various exchange rate benefits. The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, United States, and CRM.

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2021	2020	2021	2020
Weighted average common shares, basic	29,598	29,576	29,584	29,553
Dilutive effect of stock options	1,644	133	1,475	—
Weighted average common shares, diluted	31,242	29,709	31,059	29,553

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2021	2020	2021	2020
Stock options	757	1,415	867	1,425

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and nine months ended September 30, 2021 and 2020.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2020, the Company wrote-down goodwill and intangible assets at certain properties based on forecast losses and cash flows at these reporting units resulting from the triggering events caused by COVID-19 and, as a result, charged $34.1 million to impairment – intangible and tangible assets on its condensed consolidated statement of earnings (loss) for the nine months ended September 30, 2020. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the goodwill and intangible assets. In addition, the Company impaired its MCE investment based on evaluations of the investment resulting from the triggering events caused by COVID-19. The Company made assessments about MCE’s ability to continue as a going concern and future cash flows of MCE. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the investment. The Company used an income approach and cost approach and weighted both equally. The resulting fair value was insignificant, and consequently the investment was fully impaired resulting in $1.0 million expense recorded as impairment – intangible and tangible assets on the Company’s condensed consolidated statements of earnings (loss) for the nine months ended September 30, 2020.

Long-Term Debt – The carrying value of the Macquarie Credit Agreement, the UniCredit Term Loans and CPL credit agreements approximate fair value based on the variable interest paid on the obligations. The carrying values of the UniCredit Term Loan 2 and CPL short-term lines of credit approximate fair value due to the short-term nature of the agreements and recently negotiated terms. The estimated fair values of the outstanding balances under the Macquarie Credit Agreement, CPL credit facility, CPL credit agreements, and UniCredit Term Loan 1 are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2021	2020	2021	2020
Revenue from contracts with customers	$116,610	$95,706	$281,207	$219,466
Interest income	164	—	164	6
Cost recovery income	—	—	655	158
Century Casino Calgary sale earn out revenue	47	—	47	—
Total revenue	$116,821	$95,706	$282,073	$219,630

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

	For the three months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$64,569	$12,917	$20,811	$69	$98,366
Pari-mutuel, sports betting and iGaming	2,617	3,583	—	—	6,200
Hotel	2,243	—	—	—	2,243
Food and beverage	2,950	2,962	166	—	6,078
Other	1,518	1,906	174	125	3,723
Net operating revenue	$73,897	$21,368	$21,151	$194	$116,610

	For the three months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$52,163	$9,961	$16,140	$25	$78,289
Pari-mutuel, sports betting and iGaming	3,400	3,677	—	—	7,077
Hotel	1,981	—	—	—	1,981
Food and beverage	2,747	1,712	174	—	4,633
Other	2,356	1,227	25	118	3,726
Net operating revenue	$62,647	$16,577	$16,339	$143	$95,706

	For the nine months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$190,159	$15,937	$34,514	$84	$240,694
Pari-mutuel, sports betting and iGaming	5,825	7,517	—	—	13,342
Hotel	6,214	—	—	—	6,214
Food and beverage	8,676	3,504	221	—	12,401
Other	4,095	3,073	1,016	372	8,556
Net operating revenue	$214,969	$30,031	$35,751	$456	$281,207

	For the nine months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$119,796	$22,243	$39,643	$821	$182,503
Pari-mutuel, sports betting and iGaming	4,586	7,572	—	—	12,158
Hotel	4,190	83	—	—	4,273
Food and beverage	7,273	4,526	432	105	12,336
Other	4,063	3,055	718	360	8,196
Net operating revenue	$139,908	$37,479	$40,793	$1,286	$219,466

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $1.0 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million for each of the three and nine months ended September 30, 2020. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended September 30, 2021		ended September 30, 2020
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$739	2,769	$9	$2,193
Closing	899	3,038	—	2,014
Increase/(decrease)	$160	$269	$(9)	$(179)

	For the nine months		For the nine months
	ended September 30, 2021		ended September 30, 2020
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,103	2,200	$326	663
Closing	899	3,038	—	2,014
Increase/(decrease)	$(204)	$838	$(326)	$1,351

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

The components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2021	2020	2021	2020
Operating lease expense	$1,463	$1,484	$4,445	$4,134

Finance lease expense:
Amortization of right-of-use assets	$31	$39	$97	$120
Interest on lease liabilities	1	3	5	11
Total finance lease expense	$32	$42	$102	$131

Variable lease expense	$554	$543	$942	$1,112

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,
Amounts in thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5	$3
Operating cash flows from operating leases	3,960	4,915
Financing cash flows from finance leases	93	118

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	September 30, 2021	December 31, 2020
Operating leases
Leased right-of-use assets, net	$30,086	$34,074

Current portion of operating lease liabilities	4,229	4,327
Operating lease liabilities, net of current portion	28,547	32,277
Total operating lease liabilities	32,776	36,604

Finance leases
Finance lease right-of-use assets, gross	424	552
Accumulated depreciation	(311)	(338)
Property and equipment, net	113	214

Current portion of finance lease liabilities	58	131
Finance lease liabilities, net of current portion	53	83
Total finance lease liabilities	111	214

Weighted-average remaining lease term
Operating leases	11.1 years	11.3 years
Finance leases	2.0 years	2.1 years

Weighted-average discount rate
Operating leases	4.7%	4.5%
Finance leases	4.2%	4.7%

Maturities of lease liabilities as of September 30, 2021 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2021	$1,373	$31
2022	5,730	40
2023	4,630	25
2024	3,914	20
2025	2,835	—
Thereafter	26,115	—
Total lease payments	44,597	116
Less imputed interest	(11,821)	(5)
Total	$32,776	$111

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$73,897	$21,368	$21,151	$194	$116,610

Earnings (loss) before income taxes	$12,389	$6,242	$2,829	$(6,488)	$14,972

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$12,389	$5,308	$1,437	$(7,908)	$11,226
Interest expense (income), net (2)	7,121	560	(355)	3,294	10,620
Income taxes	—	499	674	1,420	2,593
Depreciation and amortization	4,699	1,217	760	108	6,784
Net earnings attributable to non-controlling interests	—	435	718	—	1,153
Non-cash stock-based compensation	—	—	—	986	986
Gain on foreign currency transactions, cost recovery income and other	—	(57)	(232)	(24)	(313)
Loss on disposition of fixed assets	—	4	3	—	7
Adjusted EBITDA	$24,209	$7,966	$3,005	$(2,124)	$33,056

(1)Net operating revenue for Corporate and Other primarily related to the Company’s consulting agreements.

(2)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.3 million and $0.4 million, respectively, for the period presented.

	For the three months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$62,647	$16,577	$16,339	$143	$95,706

Earnings (loss) before income taxes	$7,656	$2,514	$252	$(6,038)	$4,384

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,656	$1,880	$86	$(5,874)	$3,748
Interest expense (income), net (2)	7,051	525	6	3,005	10,587
Income taxes (benefit)	—	469	123	(164)	428
Depreciation and amortization	4,506	1,345	777	196	6,824
Net earnings attributable to non-controlling interests	—	165	43	—	208
Non-cash stock-based compensation	—	—	—	354	354
Loss (gain) on foreign currency transactions and cost recovery income	—	30	(56)	69	43
Loss on disposition of fixed assets	9	11	2	—	22
Adjusted EBITDA	$19,222	$4,425	$981	$(2,414)	$22,214

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

	For the nine months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$214,969	$30,031	$35,751	$456	$281,207

Earnings (loss) before income taxes	$39,486	$1,728	$(2,364)	$(18,289)	$20,561

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$39,486	$265	$(1,432)	$(21,657)	$16,662
Interest expense (income), net (2)	21,083	1,263	(341)	9,825	31,830
Income taxes (benefit)	—	661	(216)	3,368	3,813
Depreciation and amortization	13,734	3,689	2,320	317	20,060
Net earnings (loss) attributable to non-controlling interests	—	802	(716)	—	86
Non-cash stock-based compensation	—	—	—	1,568	1,568
Gain on foreign currency transactions, cost recovery income and other	—	(604)	(221)	(436)	(1,261)
Loss (gain) on disposition of fixed assets	282	36	3	(39)	282
Adjusted EBITDA	$74,585	$6,112	$(603)	$(7,054)	$73,040

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations and consulting agreements.

(2)Expense of $21.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.2 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $16.8 million and $1.3 million, respectively, for the period presented.

	For the nine months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$139,908	$37,479	$40,793	$1,286	$219,466

Loss before income taxes	$(34,976)	$(1,444)	$(1,822)	$(13,126)	$(51,368)

Net loss attributable to Century Casinos, Inc. shareholders	$(35,999)	$(4,102)	$(1,134)	$(13,480)	$(54,715)
Interest expense (income), net (2)	21,286	1,504	23	9,719	32,532
Income taxes (benefit)	1,023	2,281	(123)	354	3,535
Depreciation and amortization	13,008	3,973	2,279	463	19,723
Net earnings (loss) attributable to non-controlling interests	—	377	(565)	—	(188)
Non-cash stock-based compensation	—	—	—	589	589
Loss (gain) on foreign currency transactions and cost recovery income	—	101	91	(6,976)	(6,784)
Impairment - intangible and tangible assets (3)	30,746	3,375	—	1,000	35,121
Loss (gain) on disposition of fixed assets	9	(58)	4	2	(43)
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$30,073	$7,451	$575	$(8,063)	$30,036

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

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of September 30, 2021, CPL owned and operated eight casinos throughout Poland. The following table summarizes information about CPL’s casinos as of September 30, 2021.

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

Recent Developments Related to COVID-19

The COVID-19 pandemic had an adverse effect on our 2020 results of operations and financial condition, and has impacted our results of operations to a lesser extent in 2021 because our United States properties were open and operating during this period. Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. Current government health and safety requirements in Canada include proof of vaccination or negative rapid test results for entry. Our operations in the United States and Poland have limited health and safety requirements for entry.

Although all of our facilities are currently open, temporary closures of all of our facilities during 2020 and some of our facilities in the first half of 2021 due to COVID-19 negatively impacted results for the nine months ended September 30, 2021 and 2020. We estimate that net operating revenue for the nine months ended September 30, 2021 and 2020 was adversely impacted by approximately $35.9 million and $91.3 million, respectively, and that Adjusted EBITDA for the nine months ended September 30, 2021 and 2020 was adversely impacted by approximately $13.1 million and $34.3 million, respectively, due to the closures. See “Discussion of Results” below for a discussion of the impact of the closures in each operating segment.

Planned capital expenditures for the remainder of 2021 include approximately $3.2 million in gaming equipment, renovations to various properties and security system upgrades. As discussed below, we also plan to refurbish a hotel near Century Casino Caruthersville at a cost of approximately $2.2 million. As of September 30, 2021, we have spent approximately $0.9 million on this project.

The duration and impact of the COVID-19 pandemic otherwise remains uncertain. We cannot predict the negative impacts that COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on us. The effects of COVID-19, ongoing governmental health and safety requirements and any future closures could have a material impact on us. We will continue to monitor our liquidity and make reductions to marketing and operating expenditures, where possible, if future government mandates or closures are required that would have an adverse impact on us.

Other Projects and Developments

Caruthersville

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. We plan to move the casino from the riverboat to a new land-based casino with a small hotel adjacent to and connected with the existing building. We estimate an opening date in early 2024 with an estimated cost of $45.2 million. We plan to finance the cost of this project with cash on hand, financing, or a combination of the two.

On July 16, 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms by early 2022.

Cape Girardeau

We plan to build a hotel at our Cape Girardeau location. The new hotel will be adjacent to and connected with the existing casino building. The proposed hotel will feature 56 standard rooms, 14 premium rooms and 5 grand suites that would give us the opportunity to host VIP players and event center participants. We estimate an opening date of late 2023, with an estimated project cost of approximately $23.1 million. We plan to finance the cost of this project with cash on hand, financing, or a combination of the two.

Century Casino Calgary – In August 2020, we announced that we had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three-year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, we paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the agreement. We recorded quarterly earn outs of CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2021) to general and administrative expenses on our condensed consolidated statement of earnings (loss) for the three and nine months ended September 30, 2021. We continue to operate Century Sports, a sports bar, bowling and entertainment facility, and own the underlying real estate. In December 2020, we entered into a three-year lease agreement with the purchaser of the casino operations for the land and building for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on September 30, 2021). In December 2020, we began to market the sale of the land and building that we own in Calgary. Held for sale assets on our condensed consolidated balance sheet as of September 30, 2021 include $4.7 million in land, $3.5 million in buildings and improvements, and $0.1 million in furniture, fixtures and equipment net of accumulated depreciation.

Century Casino Bath – In March 2020, Century Casino Bath was closed due to COVID-19. Due to challenging conditions that included historical and forecasted losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. We deconsolidated CCB effective as of May 6, 2020. See Note 1, “Description of Business and Basis of Presentation,” to our condensed consolidated financial statements in Part I, Item 1 of this report for further discussion of CCB.

Casinos Poland – We were in preliminary discussions with Totalizator Sportowy, Poland’s state-run gambling operator, regarding a potential sale of our interest in Casinos Poland; however, the discussions have been suspended and may not resume.

Additional Projects under Development

We are currently exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete the proposed project or acquisition or could eliminate its feasibility altogether.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2021	2020	% Change	2021	2020	% Change
Canadian dollar (CAD)	1.2593	1.3325	5.5%	1.2515	1.3539	7.6%
Euros (EUR)	0.8482	0.8557	0.9%	0.8360	0.8905	6.1%
Polish zloty (PLN)	3.8721	3.8013	(1.9%)	3.8013	3.9397	3.5%
British pound (GBP)	0.7254	0.7745	6.3%	0.7221	0.7874	8.3%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$98,366	$78,289	$20,077	25.6%	$240,694	$182,503	$58,191	31.9%
Pari-mutuel, Sports Betting and iGaming Revenue	6,200	7,077	(877)	(12.4%)	13,342	12,158	1,184	9.7%
Hotel Revenue	2,243	1,981	262	13.2%	6,214	4,273	1,941	45.4%
Food and Beverage Revenue	6,078	4,633	1,445	31.2%	12,401	12,336	65	0.5%
Other Revenue	3,723	3,726	(3)	(0.1%)	8,556	8,196	360	4.4%
Net Operating Revenue	116,610	95,706	20,904	21.8%	281,207	219,466	61,741	28.1%
Gaming Expenses	(46,388)	(37,643)	8,745	23.2%	(115,557)	(96,168)	19,389	20.2%
Pari-mutuel, Sports Betting and iGaming Expenses	(6,741)	(7,700)	(959)	(12.5%)	(14,031)	(14,365)	(334)	(2.3%)
Hotel Expenses	(640)	(574)	66	11.5%	(1,718)	(1,552)	166	10.7%
Food and Beverage Expenses	(5,412)	(4,277)	1,135	26.5%	(11,415)	(12,415)	(1,000)	(8.1%)
General and Administrative Expenses	(24,918)	(23,674)	1,244	5.3%	(66,337)	(58,994)	7,343	12.4%
Depreciation and Amortization	(6,784)	(6,824)	(40)	(0.6%)	(20,060)	(19,723)	337	1.7%
Impairment - Intangible and Tangible Assets	—	—	—	—	—	(35,121)	(35,121)	(100.0%)
Total Operating Costs and Expenses	(90,883)	(80,692)	10,191	12.6%	(229,118)	(238,338)	(9,220)	(3.9%)
Earnings (Loss) from Operations	25,727	15,014	10,713	71.4%	52,089	(18,872)	70,961	376.0%

Non-Controlling Interest	(1,153)	(208)	945	454.3%	(86)	188	274	145.7%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	11,226	3,748	7,478	199.5%	16,662	(54,715)	71,377	130.5%
Adjusted EBITDA (1)	$33,056	$22,214	$10,842	48.8%	$73,040	$30,036	$43,004	143.2%

Earnings (Loss) Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings (Loss) Per Share	$0.38	$0.13	$0.25	192.3%	$0.56	$(1.85)	$2.41	130.3%
Diluted Earnings (Loss) Per Share	$0.36	$0.13	$0.23	176.9%	$0.54	$(1.85)	$2.39	129.2%

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

COVID-19 – Closures of all or a portion of our facilities due to COVID-19 had a significant negative impact on our results for the nine months ended September 30, 2020 and, to a lesser extent, in 2021. See “Executive Overview-Recent Developments Related to COVID-19” above for details regarding the closures. In addition to the impacts on our revenue, expenses and results of operations, COVID-19 had the following impacts:

•We impaired goodwill and intangible assets in the nine months ended September 30, 2020 due to quantitative and qualitative impairment analysis performed related to the triggering events caused by COVID-19. We impaired $30.7 million in the United States segment and $3.4 million in the Canada segment.

•We impaired the $1.0 million MCE investment in the Corporate and Other segment in the nine months ended September 30, 2020 due to assessments made related to the impact of COVID-19 on MCE.

•We recorded valuation allowances on our net deferred tax assets in the United States, Canada and Corporate and Other segments in the nine months ended September 30, 2020, which resulted in $1.0 million, $1.5 million and $1.1 million of tax expense in the United States, Canada and Corporate and Other segments, respectively.

Corporate and Other

•We wrote-down $0.7 million related to the portion of the liability that we had sought to collect from LOT and a $0.3 million receivable related to MCE in the nine months ended September 30, 2020.

•We closed CCB in March 2020.

•All cruise ships on which our ship-based casinos are located suspended operations in March 2020 due to COVID-19. One of our ship-based casinos began operating in September 2020, suspended operations in November 2020 and began operating again in June 2021.

Results of Operations

Net operating revenue increased by $20.9 million, or 21.8%, and by $61.7 million, or 28.1%, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020:

•United States increased by $11.3 million, or 18.0%, and by $75.1 million, or 53.7%.

•Canada increased by $4.8 million, or 28.9%, and decreased by ($7.4) million, or (19.9%).

•Poland increased by $4.8 million, or 29.5%, and decreased by ($5.0) million, or (12.4%).

•Corporate and Other increased by $0.1 million, or 35.7%, and decreased by ($0.8) million, or (64.5%).

Operating costs and expenses increased by $10.2 million, or 12.6%, and decreased by ($9.2) million, or (3.9%), for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Following is a breakout of operating costs and expenses by segment for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020:

•United States increased by $6.4 million, or 13.4%, and by $0.8 million, or 0.5%.

•Canada increased by $1.1 million, or 7.9%, and decreased by ($9.6) million, or (25.9%).

•Poland increased by $2.4 million, or 14.7%, and decreased by ($4.2) million, or (9.9%).

•Corporate and Other increased by $0.3 million, or 9.8%, and by $3.9 million, or 78.4%.

Earnings from operations increased by $10.7 million, or 71.4%, and by $71.0 million, or 376.0%, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020:

•United States increased by $4.8 million, or 32.7%, and by $74.3 million, or 542.4%.

•Canada increased by $3.7 million, or 121.3%, and by $2.2 million, or 1438.6%.

•Poland increased by $2.4 million, or 1207.9%, and decreased by ($0.8) million, or (47.9%).

•Corporate and Other decreased by ($0.3) million, or (8.6%), and by ($4.7) million, or (129.1%).

Net earnings increased by $7.5 million, or 199.5%, and by $71.4 million, or 130.5%, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Items deducted from or added to earnings (loss) from operations to arrive at net earnings (loss) attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$12,389	$5,308	$1,437	$(7,908)	$11,226
Interest expense (income), net (1)	7,121	560	(355)	3,294	10,620
Income taxes	—	499	674	1,420	2,593
Depreciation and amortization	4,699	1,217	760	108	6,784
Net earnings attributable to non-controlling interests	—	435	718	—	1,153
Non-cash stock-based compensation	—	—	—	986	986
Gain on foreign currency transactions, cost recovery income and other	—	(57)	(232)	(24)	(313)
Loss on disposition of fixed assets	—	4	3	—	7
Adjusted EBITDA	$24,209	$7,966	$3,005	$(2,124)	$33,056

(1)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.3 million and $0.4 million, respectively, for the period presented.

	For the three months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,656	$1,880	$86	$(5,874)	$3,748
Interest expense (income), net (1)	7,051	525	6	3,005	10,587
Income taxes (benefit)	—	469	123	(164)	428
Depreciation and amortization	4,506	1,345	777	196	6,824
Net earnings attributable to non-controlling interests	—	165	43	—	208
Non-cash stock-based compensation	—	—	—	354	354
Loss (gain) on foreign currency transactions and cost recovery income	—	30	(56)	69	43
Loss on disposition of fixed assets	9	11	2	—	22
Adjusted EBITDA	$19,222	$4,425	$981	$(2,414)	$22,214

(1)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.2 million and $0.4 million, respectively, for the period presented.

	For the nine months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$39,486	$265	$(1,432)	$(21,657)	$16,662
Interest expense (income), net (1)	21,083	1,263	(341)	9,825	31,830
Income taxes (benefit)	—	661	(216)	3,368	3,813
Depreciation and amortization	13,734	3,689	2,320	317	20,060
Net earnings (loss) attributable to non-controlling interests	—	802	(716)	—	86
Non-cash stock-based compensation	—	—	—	1,568	1,568
Gain on foreign currency transactions, cost recovery income and other	—	(604)	(221)	(436)	(1,261)
Loss (gain) on disposition of fixed assets	282	36	3	(39)	282
Adjusted EBITDA	$74,585	$6,112	$(603)	$(7,054)	$73,040

(1)Expense of $21.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.2 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $16.8 million and $1.3 million, respectively, for the period presented.

	For the nine months ended September 30, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net loss attributable to Century Casinos, Inc. shareholders	$(35,999)	$(4,102)	$(1,134)	$(13,480)	$(54,715)
Interest expense (income), net (1)	21,286	1,504	23	9,719	32,532
Income taxes (benefit)	1,023	2,281	(123)	354	3,535
Depreciation and amortization	13,008	3,973	2,279	463	19,723
Net earnings (loss) attributable to non-controlling interests	—	377	(565)	—	(188)
Non-cash stock-based compensation	—	—	—	589	589
Loss (gain) on foreign currency transactions and cost recovery income	—	101	91	(6,976)	(6,784)
Impairment - intangible and tangible assets (2)	30,746	3,375	—	1,000	35,121
Loss (gain) on disposition of fixed assets	9	(58)	4	2	(43)
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$30,073	$7,451	$575	$(8,063)	$30,036

(1)Expense of $21.3 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $16.7 million and $1.3 million, respectively, for the period presented.

(2)Expense of $30.7 million and $3.4 million is included in the United States and Canada segments, respectively, related to the impairment of goodwill and intangible assets. See Note 4, “Goodwill and Intangible Assets,” to our condensed consolidated financial statements in Part I, Item 1 of this report. Expense of $1.0 million is included in the Corporate and Other segment related to the impairment of the MCE investment. See Note 3, “Investments,” to our condensed consolidated financial statements in Part I, Item 1 of this report for additional information related to MCE.

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

Amounts in thousands	September 30, 2021	September 30, 2020
Total long-term debt, including current portion	$182,445	$184,106
Deferred financing costs	8,086	9,651
Total principal	$190,531	$193,757
Less: Cash and cash equivalents	$100,759	$62,068
Net Debt	$89,772	$131,689

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$64,569	$52,163	$12,406	23.8%	$190,159	$119,796	$70,363	58.7%
Pari-mutuel, Sports Betting and iGaming Revenue	2,617	3,400	(783)	(23.0%)	5,825	4,586	1,239	27.0%
Hotel Revenue	2,243	1,981	262	13.2%	6,214	4,190	2,024	48.3%
Food and Beverage Revenue	2,950	2,747	203	7.4%	8,676	7,273	1,403	19.3%
Other Revenue	1,518	2,356	(838)	(35.6%)	4,095	4,063	32	0.8%
Net Operating Revenue	73,897	62,647	11,250	18.0%	214,969	139,908	75,061	53.7%
Gaming Expenses	(31,729)	(25,845)	5,884	22.8%	(90,610)	(65,472)	25,138	38.4%
Pari-mutuel, Sports Betting and iGaming Expenses	(2,180)	(2,824)	(644)	(22.8%)	(4,642)	(4,251)	391	9.2%
Hotel Expenses	(632)	(572)	60	10.5%	(1,707)	(1,502)	205	13.6%
Food and Beverage Expenses	(2,511)	(2,206)	305	13.8%	(7,307)	(6,695)	612	9.1%
General and Administrative Expenses	(12,636)	(11,987)	649	5.4%	(36,400)	(31,924)	4,476	14.0%
Depreciation and Amortization	(4,699)	(4,506)	193	4.3%	(13,734)	(13,008)	726	5.6%
Impairment - Intangible and Tangible Assets	—	—	—	—	—	(30,746)	(30,746)	(100.0%)
Total Operating Costs and Expenses	(54,387)	(47,940)	6,447	13.4%	(154,400)	(153,598)	802	0.5%
Earnings (Loss) from Operations	19,510	14,707	4,803	32.7%	60,569	(13,690)	74,259	542.4%

Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	12,389	7,656	4,733	61.8%	39,486	(35,999)	75,485	209.7%
Adjusted EBITDA	$24,209	$19,222	$4,987	25.9%	$74,585	$30,073	$44,512	148.0%

Sports wagering in Colorado became legal on May 1, 2020. We have partnered with sports betting operators that will conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020 and a second launched in August 2021. The third sports betting app is expected to launch in 2022. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

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

Our US operations were closed due to COVID-19 in March 2020, and upon reopening in June 2020 varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. The table below provides the closure and reopen dates for casinos in the United States due to COVID-19.

Operating Segment	Closure Date	Reopen Date
Colorado	March 17, 2020	June 15 and June 17, 2020
Missouri	March 17, 2020	June 1, 2020
West Virginia	March 17, 2020	June 5, 2020

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the United States segment for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 as a result of the closures and restrictions during 2020.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Colorado
2021	9.4	12.1	4.5	4.0	4.0	12.5	34.0
2020	6.7	2.0	3.8	3.4	3.2	10.4	19.1
2021/2020	2.7	10.1	0.7	0.6	0.8	2.1	14.9
	40.9%	499.1%	18.4%	17.6%	25.0%	20.0%	77.8%
West Virginia
2021	23.9	30.6	11.3	10.5	9.9	31.7	86.2
2020	25.1	12.2	8.8	9.7	9.9	28.4	65.7
2021/2020	(1.2)	18.4	2.5	0.8	—	3.3	20.5
	(4.7%)	151.2%	28.4%	8.2%	—	11.9%	31.4%
Missouri
2021	31.0	34.1	10.6	9.4	9.7	29.7	94.8
2020	21.6	9.6	8.2	8.0	7.7	23.9	55.1
2021/2020	9.4	24.5	2.4	1.4	2.0	5.8	39.7
	43.4%	253.0%	29.3%	17.5%	26.0%	24.3%	71.8%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the United States segment for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, excluding depreciation and amortization expense and impairment – intangible and tangible assets as a result of the closures and restrictions during 2020.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Colorado
2021	6.3	7.2	2.5	2.6	2.5	7.6	21.1
2020	5.9	1.7	2.0	1.7	2.0	5.7	13.3
2021/2020	0.4	5.5	0.5	0.9	0.5	1.9	7.8
	7.1%	323.5%	25.0%	52.9%	25.0%	33.3%	58.6%
West Virginia
2021	20.4	24.3	9.0	8.6	8.3	25.9	70.6
2020	23.3	12.7	7.6	7.9	8.1	23.6	59.6
2021/2020	(2.9)	11.6	1.4	0.7	0.2	2.3	11.0
	(12.4%)	91.3%	18.4%	8.9%	2.5%	9.7%	18.5%
Missouri
2021	15.7	17.0	5.5	5.4	5.4	16.3	49.0
2020	15.5	7.3	4.8	4.7	4.7	14.2	37.0
2021/2020	0.2	9.7	0.7	0.7	0.7	2.1	12.0
	1.5%	132.9%	14.6%	14.9%	14.9%	14.8%	32.4%

During the United States closures in 2020, we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Additional savings during the closures related to gaming-related expenses.

Q3 2020 COVID-19 Restrictions

Colorado – Table games were closed for the three months ended September 30, 2020 in Cripple Creek. Table games were closed for the majority of the three months ended September 30, 2020 in Central City and there were restrictions on the number of slot machines open during the quarter. Food and beverage outlets at both locations were operating with reduced hours and capacity.

West Virginia – The gaming floor was operating with reduced hours and at 81% capacity for the three months ended September 30, 2020. Food and beverage outlets were operating with reduced hours and capacity, the hotel was operating at reduced capacity and the convention spaces were closed.

Missouri – The casinos were operating with reduced hours, and there were state-wide smoking restrictions.

Q3 2021 Results

Our United States properties operated with very few COVID-19 restrictions. In Colorado, gaming revenue has increased with increased player visits and the increased betting limits, as detailed above. Colorado’s operating costs and expenses have increased due to increased payroll resulting from table game operation and no restrictions on food and beverage outlets as well as increased gaming-related expenses. In West Virginia, we continue to adjust operating hours for the casino, food and beverage outlets, the hotel and the convention spaces as we have been impacted by staffing challenges in this market. West Virginia’s operating costs and expenses have increased due to gaming-related expenses. In Missouri, we saw an immediate increase in revenue, particularly in table game revenue, when the smoking restrictions were lifted in the second quarter of 2021. Missouri’s operating costs and expenses increased due to minimum wage increases in Missouri and gaming-related expenses.

We have increased our promotional offerings to compete in the competitive markets in which we operate our US casinos. We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$12,917	$9,961	$2,956	29.7%	$15,937	$22,243	$(6,306)	(28.4%)
Pari-mutuel, Sports Betting and iGaming Revenue	3,583	3,677	(94)	(2.6%)	7,517	7,572	(55)	(0.7%)
Hotel Revenue	—	—	—	—	—	83	(83)	(100.0%)
Food and Beverage Revenue	2,962	1,712	1,250	73.0%	3,504	4,526	(1,022)	(22.6%)
Other Revenue	1,906	1,227	679	55.3%	3,073	3,055	18	0.6%
Net Operating Revenue	21,368	16,577	4,791	28.9%	30,031	37,479	(7,448)	(19.9%)
Gaming Expenses	(2,045)	(1,406)	639	45.4%	(2,500)	(4,393)	(1,893)	(43.1%)
Pari-mutuel, Sports Betting and iGaming Expenses	(4,561)	(4,876)	(315)	(6.5%)	(9,389)	(10,114)	(725)	(7.2%)
Hotel Expenses	(8)	(2)	6	300.0%	(11)	(50)	(39)	(78.0%)
Food and Beverage Expenses	(2,224)	(1,442)	782	54.2%	(2,791)	(3,927)	(1,136)	(28.9%)
General and Administrative Expenses	(4,520)	(4,437)	83	1.9%	(9,297)	(11,494)	(2,197)	(19.1%)
Depreciation and Amortization	(1,217)	(1,345)	(128)	(9.5%)	(3,689)	(3,973)	(284)	(7.1%)
Impairment - Intangible and Tangible Assets	—	—	—	—	—	(3,375)	(3,375)	(100.0%)
Total Operating Costs and Expenses	(14,575)	(13,508)	1,067	7.9%	(27,677)	(37,326)	(9,649)	(25.9%)
Earnings from Operations	6,793	3,069	3,724	121.3%	2,354	153	2,201	1438.6%

Non-Controlling Interest	(435)	(165)	270	163.6%	(802)	(377)	425	112.7%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	5,308	1,880	3,428	182.3%	265	(4,102)	4,367	106.5%
Adjusted EBITDA	$7,966	$4,425	$3,541	80.0%	$6,112	$7,451	$(1,339)	(18.0%)

We sold the casino operations of CAL in December 2020, which impacts comparability of the Calgary operating segment in 2021.

Results in US dollars were impacted by 5.5% and 7.6% exchange rate increases in the average rates between the US dollar and the Canadian dollar for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively.

The table below provides the closure and reopen dates for casinos in Canada due to COVID-19.

Closure Date	Reopen Date
March 17, 2020	June 13, 2020
December 13, 2020	June 10, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Canada segment for the three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Edmonton - CAD
2021	1.3	5.1	6.1	6.2	5.5	17.8	24.2
2020	13.1	3.9	4.4	4.4	4.7	13.5	30.5
2021/2020	(11.8)	1.2	1.7	1.8	0.8	4.3	(6.3)
	(89.9%)	31.0%	38.6%	40.9%	17.0%	32.0%	(20.4%)
Edmonton - USD
2021	1.0	4.2	4.9	4.9	4.4	14.2	19.4
2020	9.8	2.8	3.3	3.3	3.6	10.2	22.8
2021/2020	(8.8)	1.4	1.6	1.6	0.8	4.0	(3.4)
	(89.3%)	46.1%	48.5%	48.5%	22.2%	39.6%	(15.0%)

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Calgary - CAD
2021	1.2	3.1	3.1	3.3	2.7	9.1	13.4
2020	8.5	2.6	2.7	2.8	3.1	8.6	19.7
2021/2020	(7.3)	0.5	0.4	0.5	(0.4)	0.5	(6.3)
	(85.7%)	19.6%	14.8%	17.9%	(12.9%)	5.8%	(32.0%)
Calgary - USD
2021	1.0	2.5	2.4	2.6	2.1	7.1	10.6
2020	6.4	1.9	2.0	2.1	2.3	6.4	14.7
2021/2020	(5.4)	0.6	0.4	0.5	(0.2)	0.7	(4.1)
	(84.9%)	33.5%	20.0%	23.8%	(8.7%)	10.9%	(27.9%)

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Canada segment for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Edmonton - CAD
2021	3.7	4.9	3.6	4.1	4.4	12.1	20.7
2020	11.6	4.1	2.9	3.1	4.3	10.3	26.0
2021/2020	(7.9)	0.8	0.7	1.0	0.1	1.8	(5.3)
	(68.2%)	19.5%	24.1%	32.3%	2.3%	17.5%	(20.4%)
Edmonton - USD
2021	3.0	3.9	2.9	3.2	3.5	9.6	16.5
2020	8.7	2.9	2.2	2.4	3.2	7.8	19.4
2021/2020	(5.7)	1.0	0.7	0.8	0.3	1.8	(2.9)
	(65.4%)	34.5%	31.8%	33.3%	9.4%	23.1%	(14.9%)

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Calgary - CAD
2021	2.1	2.6	1.5	1.7	1.5	4.7	9.4
2020	6.0	2.6	1.9	1.8	2.1	5.8	14.4
2021/2020	(3.9)	—	(0.4)	(0.1)	(0.6)	(1.1)	(5.0)
	(65.0%)	—	(21.1%)	(5.6%)	(28.6%)	(19.0%)	(34.7%)
Calgary - USD
2021	1.7	2.0	1.2	1.4	1.2	3.8	7.5
2020	4.5	1.8	1.4	1.4	1.6	4.4	10.7
2021/2020	(2.8)	0.2	(0.2)	—	(0.4)	(0.6)	(3.2)
	(62.0%)	11.1%	(14.3%)	—	(25.0%)	(13.6%)	(29.9%)

Net operating revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was impacted negatively by closures due to COVID-19 as detailed in the table above. During the three months ended September 2020, our Canadian facilities were operating with approximately 60% of their gaming floors open, table games were closed until mid-September 2020, operating hours were reduced and there were capacity restrictions at our casinos and racetracks. Social distancing and attendance restrictions were in place when our Canadian facilities reopened on June 10, 2021. These restrictions were lifted in July 2021. In September 2021, we began to require patrons to provide proof of vaccination, a negative rapid test result or an original medical exception letter for entry to comply with government regulations. In accordance with a government mandate, all patrons and employees are required to wear masks while indoors.

Operating expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were impacted by COVID-19. We received wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy that was enacted in April 2020 as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. In 2021, the qualified government wage subsidies reduced operating expenses by CAD 0.4 million ($0.3 million based on the average exchange rate for the three months ended September 30, 2021) and CAD 3.1 million ($2.5 million based on the exchange rate for the nine months ended September 30, 2021) for the three and nine months ended September 30, 2021, respectively. In 2020, the qualified government wage subsidies reduced operating expenses by CAD 2.7 million ($2.0 million based on the average exchange rate for the three months ended September 30, 2020) and CAD 5.8 million ($4.3 million based on the average exchange rate for the nine months ended September 30, 2020) for the three and nine months ended September 30, 2020, respectively. Government wage subsidies ended on October 23,2021.

During the Canadian closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. We believe that we have captured operating synergies, labor savings and cost savings following the reopening of our Canada properties in June 2021. We expect payroll costs to trend higher during the remainder of 2021 due to the reopening of the casinos, growing business volumes, and the end of government wage subsidies.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$20,811	$16,140	$4,671	28.9%	$34,514	$39,643	$(5,129)	(12.9%)
Food and Beverage Revenue	166	174	(8)	(4.6%)	221	432	(211)	(48.8%)
Other Revenue	174	25	149	596.0%	1,016	718	298	41.5%
Net Operating Revenue	21,151	16,339	4,812	29.5%	35,751	40,793	(5,042)	(12.4%)
Gaming Expenses	(12,565)	(10,368)	2,197	21.2%	(22,385)	(25,592)	(3,207)	(12.5%)
Food and Beverage Expenses	(677)	(629)	48	7.6%	(1,317)	(1,660)	(343)	(20.7%)
General and Administrative Expenses	(4,507)	(4,363)	144	3.3%	(12,255)	(12,970)	(715)	(5.5%)
Depreciation and Amortization	(760)	(777)	(17)	(2.2%)	(2,320)	(2,279)	41	1.8%
Total Operating Costs and Expenses	(18,509)	(16,137)	2,372	14.7%	(38,277)	(42,501)	(4,224)	(9.9%)
Earnings (Loss) from Operations	2,642	202	2,440	1207.9%	(2,526)	(1,708)	(818)	(47.9%)

Non-Controlling Interest	(718)	(43)	675	1569.8%	716	565	(151)	(26.7%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	1,437	86	1,351	1570.9%	(1,432)	(1,134)	(298)	(26.3%)
Adjusted EBITDA	$3,005	$981	$2,024	206.3%	$(603)	$575	$(1,178)	(204.9%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires, there is a public notification of the available license and any gaming company can apply for a new license for that city. The next license expiration for a CPL casino occurs in September 2022.

Results in US dollars were impacted by a (1.9%) decrease and 3.5% increase, respectfully, in the average exchange rate between the US dollar and Polish zloty for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively.

The table below provides the closure and reopen dates for casinos in Poland due to COVID-19.

Closure Date	Reopen Date
March 13, 2020	May 18, 2020
December 29, 2020	February 12, 2021
March 20, 2021	May 28, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Poland segment for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
PLN
2021	22.4	32.4	25.5	28.8	27.7	82.0	136.8
2020	66.6	29.6	20.1	19.3	22.7	62.1	158.3
2021/2020	(44.2)	2.8	5.4	9.5	5.0	19.9	(21.5)
	(66.4%)	9.9%	26.9%	49.2%	22.0%	32.0%	(13.6%)
USD
2021	5.9	8.7	6.6	7.4	7.2	21.2	35.8
2020	17.1	7.4	5.2	5.2	5.9	16.3	40.8
2021/2020	(11.2)	1.3	1.4	2.2	1.3	4.9	(5.0)
	(65.4%)	17.6%	26.9%	42.3%	22.0%	30.1%	(12.3%)

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Poland segment for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 excluding depreciation and amortization expense.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
PLN
2021	32.0	36.5	21.9	24.2	22.6	68.7	137.2
2020	62.5	35.9	18.6	19.2	20.5	58.3	156.7
2021/2020	(30.5)	0.6	3.3	5.0	2.1	10.4	(19.5)
	(48.8%)	1.7%	17.7%	26.0%	10.2%	17.8%	(12.4%)
USD
2021	8.5	9.7	5.7	6.2	5.9	17.8	36.0
2020	16.0	8.9	4.8	5.2	5.3	15.3	40.2
2021/2020	(7.5)	0.8	0.9	1.0	0.6	2.5	(4.2)
	(46.9%)	9.0%	18.8%	19.2%	11.3%	16.3%	(10.4%)

The net operating revenue decreases during the first half of 2021 and 2020 relate primarily to the temporary casino closures and reduced tourism in Warsaw. During the closures of our Poland casinos, we reduced operating costs and expenses as much as possible. COVID-19 continues to impact results, and we continue to focus on analyzing staffing needs to match customer volumes while managing our costs. During the three months ended September 30, 2020, the Poland casinos were operating with capacity restrictions and alcohol sales were suspended. During the three months ended September 30, 2021, there are still capacity restrictions, which have not had a material impact on results. Since reopening in 2021, we have seen increased revenue from our Warsaw casinos as tourism has returned stronger than it did following reopening in 2020. Operating costs and expenses have increased due to gaming-related expenses, and payroll has increased due to increased staff at the casinos.

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

Corporate and Other
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2021	2020	Change	Change	2021	2020	Change	Change
Gaming Revenue	$69	$25	$44	176.0%	$84	$821	$(737)	(89.8%)
Food and Beverage Revenue	—	—	—	—	—	105	(105)	(100.0%)
Other Revenue	125	118	7	5.9%	372	360	12	3.3%
Net Operating Revenue	194	143	51	35.7%	456	1,286	(830)	(64.5%)
Gaming Expenses	(49)	(24)	25	104.2%	(62)	(711)	(649)	(91.3%)
Food and Beverage Expenses	—	—	—	—	—	(133)	(133)	(100.0%)
General and Administrative Expenses	(3,255)	(2,887)	368	12.7%	(8,385)	(2,606)	5,779	(221.8%)
Depreciation and Amortization	(108)	(196)	(88)	(44.9%)	(317)	(463)	(146)	(31.5%)
Impairment - Intangible and Tangible Assets	—	—	—	—	—	(1,000)	(1,000)	(100.0%)
Total Operating Costs and Expenses	(3,412)	(3,107)	305	9.8%	(8,764)	(4,913)	3,851	78.4%
Loss from Operations	(3,218)	(2,964)	(254)	(8.6%)	(8,308)	(3,627)	(4,681)	(129.1%)

Net Loss Attributable to Century Casinos, Inc. Shareholders	(7,908)	(5,874)	(2,034)	(34.6%)	(21,657)	(13,480)	(8,177)	(60.7%)
Adjusted EBITDA	$(2,124)	$(2,414)	$290	12.0%	$(7,054)	$(8,063)	$1,009	12.5%

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

•As of September 30, 2021, we had a concession agreement with TUI Cruises for two ship-based casinos through the second quarter of 2022. The cruise ships on which our ship-based casinos are located stopped sailing in March 2020 due to COVID-19 and did not sail during the first five months of 2021. One ship-based casino began operating in June 2021. The other ship-based casino is not operating. In May 2021, the agreement with TUI Cruises for two other ship-based casinos ended.

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

Three Months Ended September 30, 2021 and 2020

The following discussion highlights results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Revenue Highlights

Non-Corporate Reporting Units – Net operating revenue increased due to operation of one ship-based casino during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Operating Expense Highlights

Non-Corporate Reporting Units – Total operating costs and expenses decreased due to decreased depreciation expense related to our ship-based casinos during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Corporate Reporting Units – Total operating costs and expenses excluding depreciation and amortization expense and impairment – intangible and tangible assets, increased by $0.4 million, or 13.0%, primarily due to increased payroll.

Nine Months Ended September 30, 2021 and 2020

The following discussion highlights results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Revenue Highlights

Non-Corporate Reporting Units – Net operating revenue decreased due to the casino closures at CCB and on the ships due to COVID-19. CCB and the ship-based casinos were operating through the beginning of March 2020.

Operating Expense Highlights

Non-Corporate Reporting Units – Total operating costs and expenses decreased due to the casino closures at CCB and on the ships. CCB and the ship-based casinos were operating through the beginning of March 2020. In addition, the deconsolidation of CCB resulted in a gain of $7.4 million that we recognized in general and administrative expenses for the nine months ended September 30, 2020.

Corporate Reporting Units – Total operating costs and expenses excluding depreciation and amortization expense and impairment – intangible and tangible assets, in the corporate reporting units decreased by ($1.7) million, or (16.3%). In March 2020, we impaired the MCE investment due to an assessment of MCE’s operations resulting from COVID-19. As a result of the impairment, we recorded $1.0 million to impairment – intangible and tangible assets and wrote-down a $0.3 million receivable related to MCE during the nine months ended September 30, 2020. In addition, we assessed the collectability of a receivable from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that we acquired in 2013, related to the Poland contingent liability and determined that, due to COVID-19, it was more likely than not that LOT would be unable to repay us for LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on the receivable and analysis of LOT’s ability to pay, we wrote-down the $0.7 million receivable to general and administrative expenses for the nine months ended September 30, 2020. The write-offs were offset by increased payroll. During the 2020 closures, certain of our corporate staff voluntarily decreased their salaries.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2021	2020	$ Change	Change	2021	2020	$ Change	Change
Interest Income	$164	$—	$164	100.0%	$164	$6	$158	2633.3%
Interest Expense	(10,784)	(10,587)	197	1.9%	(31,994)	(32,538)	(544)	(1.7%)
(Loss) Gain on Foreign Currency Transactions and Other	(135)	(43)	(92)	(214.0%)	302	36	266	738.9%
Non-Operating (Expense) Income	$(10,755)	$(10,630)	$125	1.2%	$(31,528)	$(32,496)	$(968)	(3.0%)

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

(Loss) gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $0.7 million was received by CDR for the nine months ended September 30, 2021 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. Cost recovery income of $0.2 million was received by CDR for the nine months ended September 30, 2020.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2021, we recognized income tax expense of $3.8 million on pre-tax income of $20.6 million, representing an effective income tax rate of 18.5%, compared to income tax expense of $3.5 million on pre-tax loss of ($51.4) million, representing an effective income tax rate of (6.9%) for the same period in 2020. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing activities. In 2020 and to a lesser extent in 2021, our liquidity was adversely affected by temporary closures of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19, as discussed below.

As of September 30, 2021, our total debt under bank borrowings and other agreements net of $8.1 million related to deferred financing costs was $182.4 million, of which $178.2 million was long-term debt and $4.3 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, the CPL credit facility and the UniCredit Term Loans. In June 2021, a $7.4 million line of credit with UniCredit was converted into a EUR 6.0 million term loan. For a description of our debt agreements, see Note 5, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $89.8 million as of September 30, 2021 compared to $131.7 million as of September 30, 2020. The decrease in Net Debt was primarily due to a $38.7 million increase in cash and cash equivalents. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above. We plan to move our Century Casino Caruthersville riverboat casino to a new land-based casino with a small hotel adjacent to and connected with the existing building and to build a hotel at our Cape Girardeau location. We estimate the projects will cost approximately $65.0 million. We plan to finance the cost of these projects with cash on hand, financing, or a combination of the two.

The following table lists the amount of remaining 2021 maturities of our debt:

Amounts in thousands
Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Term Loans	Century Downs Land Lease	Total
$425	$338	$522	$—	$1,285

The following table lists the amount of remaining 2021 payments due under our lease agreements:

Amounts in thousands
Operating Leases	Finance Leases	Total
$1,373	$31	$1,404

In addition to these payment obligations, we are required to pay annual rent payments under the Master Lease, which are $25.4 million in 2021, and under the CDR land lease financing obligation, which are $1.7 million in 2021 excluding variable rent payments. Cash payments related to the Master Lease and CDR land lease were $16.8 million and $1.3 million, respectively, for the nine months ended September 30, 2021 and $16.7 million and $1.3 million, respectively, for the nine months ended September 30, 2020.

Cash Flows

At September 30, 2021, cash, cash equivalents and restricted cash totaled $101.2 million, and we had working capital (current assets minus current liabilities) of $69.7 million compared to cash, cash equivalents and restricted cash of $63.7 million and working capital of $34.5 million at December 31, 2020. The increase in cash, cash equivalents and restricted cash from December 31, 2020 is due to $48.9 million of net cash provided by operating activities, offset by $7.8 million used to purchase property and equipment, $2.9 million in principal payments on borrowings, a $0.7 million distribution to non-controlling interests in CDR, $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary, and $0.1 million in exchange rate changes.

Net cash provided by operating activities was $48.7 million for the nine months ended September 30, 2021 and net cash provided by operating activities was $5.4 million for the nine months ended September 30, 2020. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flow from operations for the nine months ended September 30, 2020 was favorably impacted by the operations of the properties we acquired in the Acquisition and negatively impacted by the suspension of our operations due to COVID-19. Cash flow from operations improved in the nine months ended September 30, 2021 because our US facilities were open and operating for the entire period and our casinos in Canada and Poland reopened in June 2021. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $7.4 million for the nine months ended September 30, 2021 consisted of $0.6 million for slot machine purchases, $0.2 million in energy efficiency upgrades, and $0.7 million in gaming floor upgrades at our West Virginia property; $1.0 million for slot machine purchases, $0.4 million in other gaming equipment, $0.4 million in restaurant rebranding, $0.9 million in hotel renovations and $0.2 million in surveillance equipment at our Missouri properties; $0.2 million in building and improvements, $0.1 million for slot machine purchases and $0.6 million in server upgrades at our Colorado properties and $2.1 million in other fixed asset additions at our properties and $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary, offset by less than $0.1 million in proceeds from the Century Casino Calgary sale earn out and less than $0.1 million in proceeds from the sale of fixed assets.

Net cash used in investing activities of $1.8 million for the nine months ended September 30, 2020 consisted of $0.6 million for slot machine purchases at our Colorado properties; $0.1 million for slot chairs at CTL; $0.6 million for slot machine purchases, $0.2 million in rebranding signage and $1.7 million for player tracking systems and upgrades to the slot accounting systems at our Missouri properties; $0.2 million for surveillance upgrades, $0.5 million for slot machine purchases and $0.2 million for racetrack reconditioning at our West Virginia property; $0.4 million for table game equipment and $0.5 million in building updates at our Edmonton properties; $0.2 million for table game equipment at our Calgary properties; $0.2 million in casino improvements in Poland; $2.7 million in other fixed asset additions at our properties; and a $1.2 million payment related to the working capital adjustment in connection with the Acquisition, offset by a $7.5 million deposit for the sale of Century Casino Calgary.

Net cash used in financing activities of $3.3 million for the nine months ended September 30, 2021 consisted of $2.9 million in principal payments on borrowings and a $0.7 million distribution to non-controlling interests in CDR, offset by $0.2 million in proceeds from the exercise of stock options.

Net cash provided by financing activities of $4.1 million for the nine months ended September 30, 2020 consisted of $5.2 million in proceeds from borrowings on our long-term debt net of principal repayments, offset by $0.9 million in deferred financing costs and a $0.2 million distribution to non-controlling interests in CDR.

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2021. We did not repurchase any common stock during the nine months ended September 30, 2021. The repurchase program has no set expiration or termination date.

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

The COVID-19 pandemic has had an adverse effect on our results of operations, financial condition and liquidity for 2020 and the first half of 2021. Between March 13, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020, and our North American operations reopened between June 1, 2020 and June 17, 2020. Additional closures of our Canada and Poland casinos were required in December 2020 to comply with quarantines issued by governments. Our Poland casinos reopened in February 2021, closed in March 2021, and reopened again on May 28, 2021. Our Canada casino properties reopened on June 10, 2021. We estimate that the net cash outflows related to the Canada and Poland operations during the time they were fully suspended were, on average, approximately $2.7 million per month. We estimate that to replenish casino cash and cover short term cash needs at our Canada and Poland casinos required approximately $5.3 million. As described in “Results of Operations” above, our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located.

Planned capital expenditures for the remainder of 2021 include approximately $3.2 million in gaming equipment, renovations to various properties and security system upgrades. We also plan to refurbish a hotel near Century Casino Caruthersville at a cost of approximately $2.2 million. As of September 30, 2021, we have spent approximately $0.9 million on this project. We plan to move our Century Casino Caruthersville riverboat casino to a new land-based casino with a small hotel adjacent to and connected with the existing building and to build a hotel at our Cape Girardeau location. We estimate the projects will cost approximately $65.0 million. We plan to finance the cost of these projects with cash on hand, financing, or a combination of the two.

In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed $9.95 million on our revolving credit facility with Macquarie and $7.4 million on our credit agreement with UniCredit. We repaid the Macquarie revolving credit facility in July 2020 except for a $50,000 letter of credit that we repaid in May 2021. The $7.4 million credit agreement with UniCredit was refinanced in June 2021 to a EUR 6.0 million term loan repayable through December 31, 2025. As of September 30, 2021, we had $10.0 million available to borrow on the Macquarie revolving credit facility. CPL currently has five credit agreements with mBank. In April 2021, CPL obtained a waiver from mBank that waived CPL’s compliance requirements through October 31, 2021 regarding its required cash inflows and financial covenants related to the five credit agreements. CPL’s PLN 5.0 million line of credit, which had no outstanding balance as of September 30, 2021, was available through October 28, 2021. On October 28, 2021, the short-term line of credit was amended to extend the availability through April 28, 2022.

The duration and impact of the COVID-19 pandemic remains uncertain. We cannot predict the negative impacts that COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners, and, whether future closures will be required. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19, governmental health and safety requirements and any future closures are expected to have a material impact on our business. We will continue to monitor our liquidity and make reductions to marketing and operating expenditures, where possible, if future government mandates or closures are required that would have an adverse impact on us.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $34.4 million of our total $100.8 million in cash and cash equivalents at September 30, 2021 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2021. There were no repurchases of common stock during the nine months ended September 30, 2021.

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

Date: November 4, 2021