Form 10-K
period 2021-12-31
CENTURY CASINOS INC /CO/
filed 2022-03-08
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, based upon the closing price of $13.43 for the Common Stock on the Nasdaq Capital Market on that date, was $345,812,360. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 3, 2022, the registrant had 29,624,814 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

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

Overview

Century Casinos, Inc., a Delaware corporation founded in 1992, is a casino entertainment company that develops and operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting) and entertainment facilities primarily in North America. Our main goal is to grow our business by actively pursuing the development or acquisition of new gaming opportunities and growing and reinvesting in our existing operations.

We began operating land-based casinos in 1996 with the acquisition of our casino in Cripple Creek, Colorado. In 2006, we opened casinos in Central City, Colorado and Alberta, Canada. Between 2015 and 2019, we acquired an additional casino and developed two Racing and Entertainment Centers (“RECs”) in Alberta, Canada. In 2013, we increased our ownership in Casinos Poland, Ltd., the owner and operator of eight casinos throughout Poland, to a majority 66.6% ownership interest. In December 2019, we completed our largest acquisition to date, adding three properties to our United States (“US”) portfolio, two in Missouri and one in West Virginia (the “2019 Acquisition”).

2021 Business Developments

In December 2020, we temporarily closed our Canadian casinos and RECs and our Poland casinos to comply with quarantines issued by the Alberta and Polish governments to contain the spread of the COVID-19 coronavirus (“COVID-19”). Our Poland casinos reopened February 12, 2021 but closed again on March 20, 2021. Our Poland casinos reopened on May 28, 2021 and our Canadian casinos reopened on June 10, 2021. Our casinos in the United States reopened in June 2020 and remained open throughout 2021.

As discussed further in this report, the COVID-19 pandemic impacted our results of operations during 2021, but to a lesser extent than in 2020 because our United States properties were open and operating throughout 2021. The duration and ultimate impact of the COVID-19 pandemic continues to remain uncertain.

In April 2021, our casino in West Virginia together with a gaming partner launched an internet and mobile interactive gaming app. The agreement provides for a share of net gaming revenue.

In November 2020, Colorado voters passed a constitutional amendment to allow voters in Cripple Creek, Black Hawk and Central City to increase or remove betting limits and approve new casino games. Elected officials in all three cities approved no limits on single bets at the casinos, and unlimited betting and new games began in May 2021.

We have partnered with sports betting operators that will conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. Sports wagering in Colorado became legal on May 1, 2020. One of these mobile sports betting apps launched in July 2020 and a second launched in August 2021. The third sports betting app is expected to launch in mid-2022. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

In July 2021, we announced that we had purchased land and a small two-story hotel near our Century Casino Caruthersville property with plans to refurbish the existing hotel’s 36 rooms by mid-2022.

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. In July 2021, we announced that we were working to develop a new casino and hotel facility in Caruthersville that would include moving our riverboat casino to a non-floating facility. In December 2021, a lawsuit was filed by the City of St. Louis to block implementation of the omnibus bill that included the amendment to the definition of a floating facility. As a result, our Caruthersville project is delayed pending a resolution of the lawsuit or passage of a stand-alone bill amending the definition of a floating facility.

Operations

We view each jurisdiction in which our casinos are located as separate operating segments and each casino within those jurisdictions as reportable units. Except as described below, we aggregate our operating segments into three reportable segments based on the geographical locations in which our casinos operate. We have additional business activities, including our concession agreements and certain other corporate and management operations, that we report as Corporate and Other. The following are our reportable segments:

•United States

•Canada

•Poland

•Corporate and Other

The general characteristics of our properties, including machine and table counts at our casinos, are provided in Part I, Item 2. “Properties”.

United States

Colorado –

Century Casino & Hotel – Central City, Colorado (“CTL” or “Central City”). Central City is located approximately 35 miles west of Denver. CTL is located at the end of the Central City Parkway, an eight mile four-lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. In addition to the casino, the facility has 26 hotel rooms, a bar, two restaurants and a 500-space on-site covered parking garage. Sports betting is available through a mobile sports betting app.

Century Casino & Hotel – Cripple Creek, Colorado (“CRC” or “Cripple Creek”). The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado. In addition to the casino, the facility has 21 hotel rooms, two bars, a restaurant and 271 surface parking spaces neighboring the casino. Sports betting is available through a mobile sports betting app.

West Virginia –

Mountaineer Casino, Racetrack & Resort – New Cumberland, West Virginia (“MTR” or “Mountaineer”). Mountaineer is located on the Ohio River bank at the northern tip of West Virginia’s northwestern panhandle approximately 30 miles from the Pittsburgh International Airport and a one hour drive from downtown Pittsburgh. In addition to the casino, Mountaineer has a racetrack that holds live thoroughbred races from April to December. The facility also has on-site pari-mutuel wagering, 357 hotel rooms, five dining venues, a golf course and 5,248 surface parking spaces neighboring the casino. Sports betting and online gaming (“iGaming”) are also available through the Mountaineer casino and mobile apps.

Missouri –

Century Casino Cape Girardeau – Cape Girardeau, Missouri (“CCG” or “Cape Girardeau”). Cape Girardeau is located along the Mississippi River three and a half miles from Interstate 55 in southeast Missouri, approximately 120 miles south of St. Louis, Missouri. In addition to the casino, the facility has three dining venues, a pavilion and entertainment center and 1,058 surface parking spaces neighboring the casino.

Century Casino Caruthersville – Caruthersville, Missouri (“CCV” or “Caruthersville”). Caruthersville is located in southeast Missouri on the Mississippi River approximately 95 miles north of Memphis, Tennessee. In addition to the casino, the facility has two dining venues, a 40,000 square foot pavilion, a 27 space RV park and 1,343 surface parking spaces neighboring the casino.

Canada

Edmonton –

Century Casino & Hotel – Edmonton, Alberta, Canada (“CRA” or “Edmonton”). CRA is located in Edmonton, the capital of the province of Alberta. In addition to the casino, the facility has an off-track betting parlor, 26 hotel rooms, a 10,700 square foot showroom that can seat approximately 500 customers, a 3,000 square foot showroom that can seat approximately 200 customers where we host Yuk Yuks Comedy Club comedic performances, two restaurants, three bars, 600 surface parking spaces and a complimentary underground heated parking garage with 300 additional spaces.

Century Casino St. Albert – Edmonton, Alberta, Canada (“CSA” or “St. Albert”). St. Albert is located 13 miles from CRA. In addition to the casino, the facility has an off-track betting parlor, a restaurant, a bar, a lounge, a banquet facility and 585 surface parking spaces.

Century Mile Racetrack and Casino – Edmonton, Alberta, Canada (“CMR” or “Century Mile”). Century Mile is a one-mile horse racetrack and a multi-level REC located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. In addition to the casino, the REC has a restaurant, two bars, two delis and an off-track betting parlor. Century Mile holds a minimum of 100 racing days per year. CMR operates the Alberta pari-mutuel network under which CMR provides pari-mutuel content and live video to 25 off-track betting parlors throughout Alberta and has agreements with over 90 racetracks world-wide to broadcast races through the off-track betting network. In September 2021, we transferred operation of the southern Alberta pari-mutuel network from Century Bets!, Inc. (“Century Bets” or “CBS”) to CMR. The off-track betting parlors include the parlors at our Alberta, Canada casinos.

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

Century Sports – Calgary, Alberta, Canada (“CAL” or “Calgary”). On December 1, 2020, we sold the casino operations of Century Casino Calgary. We continued to own the underlying real estate, which we leased to the casino operator, and to operate Century Sports, a sports bar, bowling and entertainment facility located on the property that includes a 30-lane bowling alley and 18-hole miniature golf course. We signed a contract to sell the underlying real estate on January 12, 2022, and the sale occurred on February 10, 2022. See Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional information about the assets held for sale.

Century Bets! Inc. – Calgary, Alberta, Canada. CBS operated the southern Alberta pari-mutuel network through August 2021, when it was transferred to CMR.

Poland

Casinos Poland – Poland (“CPL” or “Casinos Poland”). CPL has been in operation since 1989 and currently is the owner and operator of eight casinos throughout Poland. Our subsidiary CRM owns 66.6% of Casinos Poland and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest.

Corporate and Other

Cruise Ships. We have a concession agreement with TUI Cruises to operate two ship-based casinos. From March 2020 to June 2021, neither casino operated due to COVID-19. Only one ship-based casino is currently operating. Our agreement to operate that ship-based casino ends in the second quarter of 2022, and our agreement to operate the other ship-based casino ends in the second quarter of 2023. In May 2021, a concession agreement with TUI Cruises for two other ship-based casinos ended.

Additional Projects and Other Developments

Nugget Casino Resort in Sparks, Nevada

On February 22, 2022, we entered into a definitive agreement with Marnell Gaming, LLC (“Marnell”), pursuant to which a newly formed subsidiary of the Company will purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, LLC (“PropCo”), and (ii) 100% of the membership interests in Nugget Sparks, LLC (“OpCo”). OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located. At the First Closing (as defined below), PropCo will enter into a lease with OpCo for an annual rent of $15.0 million.

We will purchase 50% of the membership interests in PropCo for approximately $95.0 million (subject to certain adjustments) at the first closing, which is expected to occur early in the second quarter of 2022 (the “First Closing”). Subject to approval from the Nevada Gaming Commission, our purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close within one year after the First Closing (the “Second Closing”). Following the Second Closing, we will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo (the “Nugget Acquisition”). We also will have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105 million plus 2% per annum.

Caruthersville Hotel

On July 16, 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms by mid-2022. We estimate the cost of the remodel to be $3.6 million. As of December 31, 2021, we have spent $0.6 million on this project.

Missouri

We plan to build hotels at our Cape Girardeau and Caruthersville locations. The hotel at Cape Girardeau is planned as a seven-story building with 76,000 square feet. The hotel will have scenic views of Cape Girardeau and the Mississippi River including the iconic Bill Emerson Memorial bridge. The hotel lobby will be directly connected to the casino entrance as well as the property’s entertainment center and will also provide direct access to Beacon 53, the newly renovated premier lounge and bar, which is one of very few venues in the region with Mississippi River views. With the hotel development, CCG will transform to a full resort destination providing ample reasons for individual and group multi-day visits for many different purposes such as gaming, dining, conferences, concerts, events and more. The City of Cape Girardeau approved the plan in February 2022. Additional state and local approvals from other agencies will also be required. Construction is expected to start in the summer of 2022 with completion expected in late 2023.

In addition, we plan to move our Century Casino Caruthersville casino from the riverboat to a new land-based casino. In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. The City of St. Louis has filed a lawsuit to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. As a result, the portion of the project in Caruthersville is delayed pending a resolution of the lawsuit, passage of a stand-alone bill amending the definition of a floating facility or adjustments to our current plans.

The new land-based casino at Century Casino Caruthersville will be located on the protected side of the Caruthersville floodwall. It is adjacent to the property’s existing Pavilion building, which will feature the hotel lobby, a restaurant, a bar, a lounge, multi-purpose meeting rooms and offices. The gaming spaces will initially offer 650 slot machines, table games, a restaurant and a bar. In addition, the new casino will also have the possibility of an expansion for up to an additional 140 slot machines. The 38-room hotel, which will be located between the Pavilion and the new casino, will provide scenic views of the Mississippi River and Caruthersville. Construction will not impact parking or access to the riverboat casino, as the development will take place on the opposite side of the floodwall. The new casino and hotel will transform CCV to an attractive, conveniently accessible and smartly sized entertainment destination, which we believe comports with the vision and development plans of the City of Caruthersville. The Missouri Gaming Commission gave preliminary approval for the casino project on December 1, 2021. Additional state and local approvals will be required, including the final regulatory approval from the Missouri Gaming Commission once the new casino construction project is completed. Pending resolution of the City of St. Louis lawsuit, construction is expected to start in the summer of 2022 with completion expected in mid-2024.

We estimate the cost of the projects to be $73.0 million. As of December 31, 2021, we have spent $1.0 million on these projects. We plan to finance the cost of the projects with cash on hand, financing or a combination of the two.

Additional Projects

We currently are exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects or acquisitions, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether. For more information on these and other risks related to our business, see Item 1A, “Risk Factors” below.

Terminated Projects

Mendoza Central Entretenimientos S.A. (“MCE”). In November 2021, our subsidiary CRM sold its ownership of 7.5% of MCE for nominal consideration. In addition, the consulting services agreement between CRM and MCE, under which CRM provided advice on casino matters and received a service fee from MCE, has been terminated. See Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional information about MCE.

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

United States

Colorado – Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado, and are located in historic mining towns dating back to the late 1800’s that have developed into tourist attractions. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 59% of the total gaming devices in Colorado and approximately 76% of total gaming revenue in Colorado in 2021. Central City and Black Hawk are located approximately one mile apart and compete with one another for market share. As a result, we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. No limit single bets at casinos and new casino games were approved and began on May 1, 2021. Some of our competitors may offer larger betting limits or certain games not offered by us, which could attract customers to those competitors. Sports wagering in Colorado became legal in May 2020. We have partnered with sports betting operators that are conducting or will conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries.

Our marketing objective for the casinos in Colorado is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of channels including radio, billboard, print and social media. Cripple Creek currently has 12 casinos operating, and there are currently six and 15 casinos operating in Central City and Black Hawk, respectively. There are competitors in each city that offer covered parking and more hotel rooms, which may negatively impact our Colorado casinos, particularly during inclement weather and the peak tourist season. In Cripple Creek, a casino across the street from ours is undergoing an expansion, which could have a negative effect on CRC.

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

Missouri – Cape Girardeau and Caruthersville have competitors in Missouri, Arkansas and Illinois. The distance between our Cape Girardeau and Caruthersville properties is 85 miles. While our two properties share a small portion of our customer database, we do not believe that our properties compete against one another for customers. We market our casinos as the premier providers of personal service. In addition to our players’ clubs, our casinos motivate customers by offering various cash and prize promotions, point incentives, and tournaments in addition to other incentives. Our casinos are marketed through a variety of channels including but not limited to radio, billboard, print and social media. Cape Girardeau includes an event center and draws customers mostly from within a 50-mile radius from the property. The closest competitor to Cape Girardeau is located 60 miles away in Illinois. A potential casino in southern Illinois approximately 56 miles from Cape Girardeau, which we expect to open in 2023, could increase competition at our Cape Girardeau casino. Caruthersville includes a 40,000 square foot pavilion and a 27-space RV park. The majority of Caruthersville’s customers reside in Tennessee. The closest competitor to Caruthersville, with the exception of our Cape Girardeau casino, is located in Arkansas and is 90 miles away. A casino expansion at that location in Arkansas, which we expect to be completed in mid-2022, could increase competition with our Caruthersville casino. In addition, there is a proposal to build a casino near Lake Ozark, which requires approval by the US Department of the Interior; however, that project is not expected to directly compete with our casinos as it is over 200 miles from our properties. We believe that our expansion projects at both Missouri locations will allow us to compete for individuals or groups that desire a multi-day visit to Cape Girardeau or Caruthersville.

Canada

Edmonton – CRA, St. Albert and Century Mile have five competitors, all casinos, in the Edmonton market. The distance between CRA and CSA is approximately 13 miles, and CMR is approximately 30 miles from each of CRA and CSA. We do not believe that our properties compete against one another for customers. Our main marketing activities for these properties focus on casino branding, promoting the racetrack, the player’s club program and promotions made through various marketing channels such as print, television, billboard, mail and social media. CRA is one of two casinos in the city of Edmonton that have both a hotel and showrooms. The property’s showrooms allow us to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. In addition, the property is the only casino in the Edmonton market to offer a heated and complimentary parking garage. CRA’s closest competitor is located approximately five miles away. St. Albert includes a small concert and event venue. St. Albert’s closest competitor is located approximately five miles away. Century Mile is the only REC in the Edmonton area. Unique to this property is an 8.0 furlong (1.0 mile) horse racetrack. Century Mile’s closest competitor is located approximately 17 miles away. In January 2022, the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”) removed its moratorium on approving additional gaming facilities. Additional gaming facilities under consideration will be subject to market analysis done by the AGLC and, if approved by the AGLC, could increase competition with our properties.

Calgary - Century Downs has seven competitors (two of which have a combination of hotel and casino) in the Calgary market. Unique to this property is a 5.5 furlong (0.7 mile) horse racetrack. Our casino is one of two casinos in the market with an off-track betting parlor. Using numerous forms of media, such as radio, television and billboards, we concentrate our marketing on the casino floor, the players’ club and racetrack. This property is located one mile north of the city limits of Calgary, one mile from the CrossIron Mills Mall and 4.5 miles from the Calgary International Airport with the closest competition located approximately 13 miles away. The AGLC has approved the relocation of one of our competitors to be approximately 8 miles from Century Downs, which we expect to occur in late 2022 and could increase competition at Century Downs. In addition, due to the AGLC’s recent removal of its moratorium on approving additional gaming facilities, new gaming facilities may be approved by the AGLC, which could increase competition with our properties.

Pari-mutuel networks – Century Mile is the exclusive operator of the Alberta pari-mutuel network. In addition to permitting customers to place wagers at off-track betting locations, the network offers advance deposit wagering for online wagering.

Loyalty program – Our casinos in Alberta participate in the Winner’s Edge, an Alberta-wide casino loyalty program implemented by the AGLC. Players who sign up for the program can earn points that can be redeemed for free play, take part in monthly contests and receive discounts on food in casino restaurants. Our casinos offer Winner’s Edge in addition to our own loyalty program.

Online gaming – The AGLC launched an online gaming website, “Play Alberta”, in October 2020. The website competes primarily with unregulated online gaming websites that are currently available to Alberta residents. We have not experienced a negative impact to our results of operations in Canada from online gaming; however, increased competition from online gaming could occur and adversely affect our results of operations in Alberta in the future.

Poland

There are 52 casino licenses available throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. CPL relies on the locations of its casinos, which are primarily in hotels in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, five other casinos in the Warsaw district compete with our three casinos operating in Warsaw. The Polish Minister of Finance does not disclose individual casino data. Poland also has slot arcades and online gaming that operate through a state-run company. We have not experienced a negative impact to our results of operations in Poland from slot arcades or online gaming; however, increased competition from slot arcades that are located in the cities in which our casinos are located as well as online gaming could occur and adversely affect our results of operations in the future.

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

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state, local, foreign, provincial or federal regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming operations. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would materially adversely affect our gaming operations in that jurisdiction. In addition, changes in laws that restrict, prohibit or permit gaming operations in any jurisdiction, including the recent removal of the AGLC’s moratorium on approving additional gaming facilities, could have a material adverse effect on our financial position, results of operations and cash flows.

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

Employees and Human Capital

Employees – As of December 31, 2021, we had approximately 2,287 full-time employees and 439 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. We reduced our staffing during 2020 and 2021 in response to the COVID-19 pandemic closures and related issues, and our staffing levels in the United States and Canada are approximately 83% of pre-COVID-19 levels. Although we have open positions throughout North America and have experienced staffing shortages at our West Virginia property, we do not anticipate returning to a pre-COVID workforce level due to a combination of increased efficiencies and permanent changes, such as closing poker rooms. Approximately 226 employees at our CPL casinos in Poland and 47 employees at Mountaineer belong to trade unions. The trade unions in Poland do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees at CPL require approval of the unions. The trade unions at Mountaineer have collective bargaining agreements with Mountaineer.

Human Capital – Our company is led by two gaming industry professionals with a combined industry experience of more than 75 years. Due to extensive industry experience, the team’s diversity of experience gives us the ability to tailor our gaming-based entertainment developments and operations to the unique needs and circumstances of each specific location. We are aware that much of our success is based on our employees’ combined talents, skills and ideas. As an international casino entertainment company, we cater to very different markets with different customer expectations. In order to meet these expectations, we strive to build a workforce that is as diversified as our customers. As of December 31, 2021, 50% of our workforce and 39% of our leadership roles were held by women.

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

As a company, we strive to be community leaders and to add value through our products, services, social responsibility and sharing of our financial and human resources to achieve a positive impact on our employees, their families and our fellow citizens. We have committed to supporting the local communities with their requests and needs in an effort to improve the lives of people in these communities. We seek to disburse contributions fairly among several charitable and non-profit organizations. Our management is confident that through working with charitable and non-profit organizations we are able to make a positive difference to the lives of people living in the communities in which we have operations. Our initiatives include donation boxes on the casino floors, volunteer events, fundraising drives, event sponsorships and charity events. Unique to Alberta, Canada is the charitable gaming model in which charitable organizations are licensed to conduct and manage casino events at our casinos.

Information about our Executive Officers

Name	Age	Position Held
Erwin Haitzmann	68	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	59	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	60	Chief Financial Officer and Corporate Secretary
Timothy Wright	51	Chief Accounting Officer and Corporate Controller
Andreas Terler	52	Managing Director of Century Resorts Management GmbH and Executive Vice President
Nikolaus Strohriegel	52	Managing Director of Century Resorts Management GmbH and Executive Vice President
Geoff Smith	51	Senior Vice President, Operations - Alberta

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

Andreas Terler is a Graduate Engineer in Applied Mathematics from the University of Graz, Austria (1994). Mr. Terler has been employed by us since 2006. He has served as Managing Director of CRM since February 2007 and Executive Vice President since February 2022. Mr. Terler previously served as Vice President of Operations from May 2011 to October 2019, Chief Information Officer from February 2006 to January 2022 and Senior Vice President, Operations – Missouri and West Virginia from October 2019 to February 2022.

Nikolaus Strohriegel received a Masters degree from the University of Vienna, Austria (1996). Mr. Strohriegel has been employed by us since 2007. He has served as Managing Director of CRM since January 2009 and Executive Vice President since February 2022. Mr. Strohriegel previously served as Vice President of Operations from March 2017 to October 2019 and Senior Vice President, Operations – Europe from October 2019 to February 2022.

Geoff Smith holds an Honours Bachelor of Commerce degree from the University of Windsor, Ontario, Canada (1994). Mr. Smith has over 28 years of direct casino management experience across a variety of regulated gaming jurisdictions and operating models, including commercial casinos, charity casinos and horse racetrack casino establishments. Mr. Smith has been employed by us since 2006. He was appointed Senior Vice President, Operations – Canada in October 2019 and has served as Managing Director of Century Casino & Hotel in Edmonton since 2008. He previously served as the General Manager of Century Casino & Hotel in Edmonton from 2006 to 2008.

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

In late 2019, an outbreak of a new strain of coronavirus, COVID-19, was identified in China and has since spread rapidly around the world as a pandemic. The ongoing COVID-19 pandemic has prompted aggressive actions by local, state, federal and provincial governments in the US, Canada and elsewhere to control the spread of the coronavirus. COVID-19 has significantly affected virtually all facets of the United States and global economies and continues, with new, potentially more virulent strains emerging. This outbreak and the actions taken in response to this public health epidemic, pose the risk that we or our employees, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Restrictions on travel, quarantines and other measures imposed in response to the COVID-19 pandemic, as well as ongoing concern regarding the virus’ potential impact, have had and will likely continue to have a negative effect on economies and financial markets, including supply chain shortages and additional business disruptions. During 2020 and 2021, we were required to temporarily close our casinos, hotels and other facilities to comply with quarantine orders issued by governments to contain the spread of COVID-19 and may be required to temporarily close these facilities in the future. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information on the impact of closures on our financial results. While all of our casinos are currently operating, we have adjusted the operation of other amenities at our properties based on staffing and varying levels of demand. At our properties in Canada, visitors are required to show proof of vaccination or a negative COVID test before entering the casinos.

The COVID-19 pandemic has significantly increased demand uncertainty. Although our properties are again operating, some customers may choose for a period of time not to visit our properties as a result of continuing concerns related to COVID-19, which could lead to lower attendance and further disruptions in our business and results of operations. Governmental officials may impose restrictions on travel or introduce additional social distancing measures. If the coronavirus continues to spread in the jurisdictions in which we operate, or the virus recurs, we may elect on a voluntary basis to again close certain of our properties or portions thereof, or governmental officials may order additional closures, impose further restrictions on travel or introduce additional social distancing measures. The current and future impact of the COVID-19 pandemic, including its effect on the ability and desire of people to visit our properties, could impact our results, operations, outlooks, plans, goals, growth cash flows and liquidity. The extent of the effects of the outbreak on our business and the casino industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, future recurrences of the outbreak, the availability and effectiveness of COVID-19 vaccines, and the length of time it takes for normal economic and operating conditions to resume, if at all.

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

Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. The current outbreak and continued spread of COVID-19 continues to create economic uncertainty. Adverse changes in the economic climate, including inflation, higher unemployment rates, declines in income levels and loss of personal wealth resulting from business shutdowns and associated mass layoffs by businesses, and the adoption of social distancing and other policies to slow or control the spread of the virus, have had and are likely to continue to have a negative impact on demand for casinos, including ours, and these impacts could exist for an extensive period of time. In addition, the Russia-Ukraine situation could negatively impact our results of operations in Poland, which neighbors Ukraine, due to the potential impacts on tourism and other economic disruptions. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future economic landscape, have at times had a negative effect on consumers’ discretionary income and consumer confidence, and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown or deterioration in the economy, could adversely affect the frequency with which customers choose to visit our properties and the amount that our customers spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our customers. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.

We have certain properties that generate a significant percentage of our revenue and operating income, and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.

We derived 61% of our net operating revenue and 90% of our earnings from operations from our properties in Missouri and West Virginia during the year ended December 31, 2021. Because our revenue and operating income are concentrated in two states, we are subject to greater risks from regional conditions than a gaming company with operating properties in a greater number of different geographic regions. Therefore, a decrease in revenue from, or an increase in costs for, one of these locations is likely to have a greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. The cash flow from these properties services our triple net lease agreement (the “Master Lease”) entered into with subsidiaries of VICI Properties Inc. (“VICI PropCo”) in connection with the 2019 Acquisition, and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.

We may experience construction delays during our expansion or development projects, including the development and construction costs associated with the projects in Missouri, which could adversely affect our operations.

From time to time we may commence construction projects at our properties. Construction on the projects in Missouri is expected to begin in 2022 and to be completed in late 2023 and early 2024. We may engage in additional construction projects in the future. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Most of these factors are beyond our control.

Our current and future projects could also experience:

•failure to obtain necessary licenses, permits, entitlements or other governmental approvals;

•changes to plans and specifications, some of which may require the approval of regulatory agencies;

•delays and significant cost increases;

•shortages of materials;

•shortages of skilled labor or work stoppages for contractors and subcontractors;

•labor disputes or work stoppages;

•disputes with and defaults by contractors and subcontractors;

•health and safety incidents and site accidents;

•engineering problems, including defective plans and specifications;

•poor performance or nonperformance by our partners or other third parties on whom we place reliance;

•changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming and other facilities, real estate development or construction projects;

•unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•environmental issues, including the discovery of unknown environmental contamination;

•weather interference, floods, fires or other casualty losses; and

•other unanticipated circumstances or cost increases.

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

Actual costs and construction periods for any of our projects can differ significantly from initial expectations. We can provide no assurance that we will complete any project on time, if at all, or within established budgets, or that any project will result in increased earnings to us. If our initial budgets are not accurate, we may need to pursue additional financing to complete a proposed project, which may not be available on favorable terms or at all. Cost overruns on any construction projects we undertake may adversely impact our results of operations.

We may seek to expand through investments in other businesses and properties or through alliances or acquisitions, and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful.

As part of our business strategy, we regularly evaluate opportunities for growth and expansion through development of gaming operations in existing or new markets, through acquiring other gaming facilities, through redeveloping our existing gaming facilities, and through joint ventures in new markets. We cannot be sure that we will be able to identify attractive acquisition opportunities or that we will experience the return on investment that we expect. Acquisitions require significant management attention and resources to integrate new properties, businesses and operations. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, into our existing operations without substantial costs, delays or other problems. Our acquisitions, including the 2019 Acquisition of Mountaineer, Cape Girardeau and Caruthersville (the “Acquired Casinos”), and new developments may not generate revenue that will be sufficient to pay related expenses, or, even if such revenue is sufficient to pay related expenses, the acquisitions and new developments may not yield an adequate return or any return on our significant investments. In addition, generating returns on acquisitions, including the 2019 Acquisition and the Nugget Acquisition, and new investments may take significantly longer than we expect and may negatively impact our operating results and financial condition. Furthermore, we may pursue any of these opportunities in alliance with third parties.

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

In addition, we periodically review our business to identify properties or other assets that we believe no longer complement our business, are in markets that may not benefit us or could be sold at significant premiums. From time to time, we may attempt to sell these identified properties and assets. There can be no assurance, however, that we will be able to complete dispositions on profitable, commercially reasonable terms or at all.

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

The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability. We are particularly vulnerable to competition in our markets due to the large number of competitors in those markets. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. For example, there are new casinos and expansions of existing casinos that could increase competition for our Cape Girardeau, Caruthersville, Cripple Creek and Century Downs properties, and recently opened gaming facilities in Ohio that present significant competition for Mountaineer. In addition, in January 2022, the AGLC removed the moratorium on gaming facilities. Consideration for additional gaming facilities will be based on a market analysis done by the AGLC. We anticipate the AGLC may award gaming facility licenses in underserved rural areas outside of the urban Calgary and Edmonton markets in which we are located, but any additional competition could adversely impact our results of operations in Alberta.

Changes to gaming laws in countries or states in which we have operations and in states near our operations could increase competition and could adversely affect our operations. Any such expansion of legalized gaming could adversely impact our properties. In Canada, a sports betting bill passed in August 2021 that removed the national prohibition on single-game sports betting and allows the Canadian provinces to regulate the industry. It is unclear what impact these changes will have on our Canadian casinos.

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

•In Missouri, a video lottery terminal bill would allow the state lottery to operate video gaming terminals, similar to slot machines, at various locations distributed across the state including bars, veterans and fraternal organizations and convenience stores throughout the state. This bill is in the early stages of the law-making process and subject to significant changes in proposed statutory language prior to enactment.

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

Operational Risks

Our financial condition and results of operations may be adversely affected by climate change, the occurrence of severe weather, natural or man-made disasters and other catastrophic events, including war, terrorism and other acts of violence, and disease, such as the current COVID-19 pandemic.

The operations of our facilities are subject to disruptions or reductions in the number of customers who visit our properties because of severe weather conditions. If weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results. Extreme weather conditions, potentially exacerbated by climate change, may cause property damage or interrupt business, which could harm our business and results of operations. High winds, flooding, blizzards and sub-zero temperatures, such as those experienced in Colorado, Missouri and Alberta from time to time, can limit access to our properties. Extreme weather conditions may also interrupt the operations of critical suppliers, and may result in reduced availability or increased price volatility of certain critical supplies.

Events such as terrorist and war activities in the countries in which we are located and other acts of violence, such as the mass shooting in Las Vegas in 2017, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if these events occur in a region in which we operate. The Russia-Ukraine situation could have an adverse impact on our results of operations in Poland, which borders Ukraine, and the collateral global impacts of that situation could adversely impact our results of operations at all of our properties. We cannot predict the extent to which terrorism, security alerts or war, or other acts of violence in the countries that we operate will directly or indirectly affect our business and operating results, but the impact could be material.

An outbreak of a contagious disease, such as the current COVID-19 pandemic or any similar illness, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if an outbreak were to occur in or near the areas in which we operate. Negative impacts on the economy, travel restrictions and other restrictions by local or federal governments in the areas in which we operate could result in consumers reducing travel and leisure expenditures, including visits to our casinos. Our operating costs may increase due to additional health and safety requirements, we may experience disruptions due to employee illness, and we could be forced to close our locations for a period of time. Travel restrictions imposed by the US, European or other foreign governments may make it difficult or impossible for our management located in Europe to travel to the US or other countries where we have operations. We cannot predict the extent to which future outbreaks of a contagious disease will directly or indirectly affect our business and operating results, but the impact could be material.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

We derive our revenue principally from operations located on two continents. Our management is located in North America and Europe, and our worldwide operations pose risks to our business. Risks associated with international operations include:

•different time zones;

•culture, management and language differences;

•fluctuations in foreign currency exchange rates;

•changes in laws and policies that govern our foreign operations;

•possible failure to comply with anti-bribery laws such as the US Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions;

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

We are subject to risks related to corporate social responsibility and reputation.

Many factors influence our reputation and the value of our brand, including the perceptions held by our customers, business partners, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance factors, and we risk damage to our reputation and the value of our brand if we fail to act responsible in a number of areas including diversity and inclusion, community engagement and philanthropy, environmental sustainability, climate change, responsible gaming, supply chain management, workplace conduct, human rights and many others, some of which may be unforeseen. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Credit and Liquidity Risks

Our obligations under our indebtedness and our Master Lease are significant. We may not be able to generate sufficient cash to service all of our indebtedness and pay rent under the Master Lease and may be forced to take other actions to satisfy our obligations under our indebtedness and Master Lease, which may not be successful.

All of our $189.2 million face value debt outstanding as of December 31, 2021 is variable rate debt. Each one percentage point change associated with the variable rate debt would result in an estimated $1.7 million change to our annual cash interest expenses. In connection with the 2019 Acquisition, we entered into the Master Lease to lease the real estate assets of the Acquired Casinos. Our scheduled 2022 rent payments under the Master Lease are approximately $25.5 million. Our rent payments are subject to annual escalation. See Notes 6 and 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our long-term debt and Master Lease. These financial obligations could:

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

We were required to make rent payments under the Master Lease during the temporary closures in 2020 of the casinos covered by the Master Lease. We also were required to make scheduled payments of interest and principal under our debt obligations during these closures, with the exception of our debt in Poland that was amended to defer payments until the end of the agreements. We could be required to make rent payments under the Master Lease and scheduled debt payments if such closures occur in the future. In addition, the Master Lease requires us to make specific minimum investments in capital expenditures and, subject to certain caps, the rent escalations under the Master Lease will continue to apply regardless of the cash flows generated by the properties subject to the Master Lease and the obligations guaranteed by us. Further, if our properties subject to the Master Lease are impacted by a casualty event, the Master Lease requires us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under the Master Lease is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay rent under the Master Lease and the principal, premium, if any, and interest on our indebtedness.

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

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development. While we have a significant amount of cash currently on hand, we may not be able to obtain funding when we need it on favorable terms or at all. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facilities. The amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. The availability of financing may be impacted by local, regional and global economic, credit and stock market conditions, all of which have been volatile. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and, if it involves equity, may be highly dilutive to our stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to reduce, dispose of or eliminate certain operations.

Legal, Regulatory and Compliance Risks

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could harm our business, and potential changes in the regulatory environment may adversely impact us.

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and in North America we must have the suitability of certain of our directors, officers and employees approved. We are scheduled for renewals for our casino licenses at Cape Girardeau and Mountaineer in 2022, and the casino license for our casino at the Hilton Hotel in Warsaw, Poland expires in 2022. A detailed description of the regulations to which we are subject, including the timing of license renewals for our properties, is contained in Exhibit 99.1 to this report, which is incorporated herein by reference. Failure to obtain license renewals would have an adverse effect on us.

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

In Canada, the Pari-Mutuel Betting Supervision Regulations require that in order to conduct pari-mutuel betting we have certain agreements with approved horsepersons addressing the sharing of revenue. If we fail to present evidence of an agreement with approved horsepersons, we may not be permitted to conduct live racing, export simulcasting and teletheatre wagering. If we are unable to conduct live racing, our license to operate a REC may not be renewed.

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

A portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and US regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the US FCPA and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and US Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

Our business, financial condition, and results of operations may be harmed by staff shortages, work stoppages and other labor issues.

Our ability to attract and retain employees may cause us to reduce casino operating hours or close certain amenities at our properties which could negatively impact guest loyalty and operating results. The COVID-19 pandemic has caused staffing issues to be more significant. In West Virginia, we continue to adjust operating hours for the casino, food and beverage outlets, hotel and convention spaces as we have been impacted by staffing challenges in this market. There are 226 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL but changes in pay for union employees at CPL require approval from the trade unions. In the United States, there are 47 employees at our West Virginia casino who belong to unions. A lengthy strike or other work stoppage at our casino properties with unions could have an adverse effect on our business and results of operations. Our other employees in the US and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations. In addition, changes to labor laws or prevailing market conditions could lead to increased labor costs that could have an adverse impact on our profitability.

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

We have $703 million of tangible and intangible assets, including $10 million of goodwill, $31 million in casino licenses, $3 million in trademarks and $472 million in property and equipment as of December 31, 2021. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. In 2020, we impaired $35.1 million related to goodwill and other intangible assets, including our MCE cost investment, due to the impact from COVID-19. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our goodwill and other intangible assets.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities at each of our casinos as of December 31, 2021:

Summary of Property Information

Segment/Property	Year Opened / Acquired	Approximate Casino Square Footage	Acreage	Slot / Electronic Gaming Machines (#) (1)	Video Lottery Terminals (#) (1)	Tables (#) (1)	Racetrack (#)
United States
Colorado
Century Casino & Hotel - Central City	2006	22,640	1.3	438	—	8	—
Century Casino & Hotel - Cripple Creek	1996	19,610	3.5	386	—	6	—
West Virginia
Mountaineer Casino, Racetrack & Resort (2)	2019	72,380	1,528.1	1,110	—	35	1
Missouri
Century Casino Cape Girardeau (2)	2019	41,530	19.1	839	—	23	—
Century Casino Caruthersville (2)	2019	21,000	38.2	525	—	9	—
Subtotal		177,160	1,590.2	3,298	—	81	1
Canada
Edmonton
Century Casino & Hotel - Edmonton	2006	32,960	6.0	807	30	23	—
Century Casino St. Albert	2016	12,970	7.1	404	24	10	—
Century Mile Racetrack and Casino (3)	2019	19,480	100.0	584	14	—	1
Calgary
Century Downs Racetrack and Casino (4)	2015	25,500	57.3	663	10	—	1
Century Sports	2010	—	8.0	—	—	—	—
Subtotal		90,910	178.4	2,458	78	33	2
Poland
Casinos Poland (5)	2007	85,560	—	526	—	119	—
Corporate Other
Cruise Ships (total of 2) (6)	N/A	11,900	—	34	—	2	—
Total		365,530	1,768.6	6,316	78	235	3

(1)Machine and table counts are reported as the total number of machines as of December 31, 2021.

(2)The land, buildings and riverboat (as applicable) at these properties are leased under the Master Lease. For more information see “Master Lease” below.

(3)Century Mile runs the pari-mutuel network in Alberta. The off-track betting parlors are located throughout Alberta and include the parlors at Century Mile, Century Casino & Hotel – Edmonton and Century Casino St. Albert. The land on which the REC and racetrack are located is leased.

(4)The land on which the REC and racetrack are located was sold by CDR to 1685258 Alberta Ltd. (“Rosebridge”) prior to our acquisition of our ownership interest in CDR. CDR leases from Rosebridge the 57.3 acres on which the REC and racetrack are located.

(5)As of December 31, 2021, Casinos Poland owned eight separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Additional Property Information” below.

(6)Operated under concession agreements. We do not own the ships on which our casinos operate. For additional information about these ships, see “Additional Property Information” below.

Additional Property Information

As of December 31, 2021, our subsidiaries were pledged as collateral for our obligations under our credit facility (“Macquarie Credit Agreement”) with Macquarie Capital (“Macquarie”). As of December 31, 2021, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland was used to secure a bank guarantee with mBank. See Note 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Century Sports – In addition to the property described above, as of December 31, 2021, we leased approximately 13,049 square feet of land at our property in Calgary for additional parking. We sold the Calgary real estate in February 2022.

Corporate Offices – We lease approximately 13,200 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Poland – The following table summarizes information about CPL’s casinos as of December 31, 2021.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	July 2024	70	37
Warsaw	Hilton Hotel	September 2022 (1)	70	26
Warsaw	LIM Center	June 2025	63	4
Bielsko-Biala	Hotel President	October 2023	48	5
Katowice	Park Inn by Radisson	October 2023	70	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	18
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	65	10

(1)A detailed description of the regulations applicable to CPL licenses and our ability to obtain new licenses for our locations on their expiration is contained in Exhibit 99.1 to this report, which is incorporated herein by reference.

Cruise Ships – The following table summarizes information about the ship-based casinos for which we had concession agreements as of December 31, 2021.

Cruise Line	Ship	Concession Agreement End Date (1)	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff Herz	April 2023	17	1
TUI Cruises	Mein Schiff 6	April 2022	17	1

(1)Estimated - The concession agreements for the casinos onboard Mein Schiff Herz and Mein Schiff 6 are scheduled to end in the second quarter of 2023 and the second quarter of 2022, respectively.

Master Lease

Mountaineer, Cape Girardeau and Caruthersville are subject to the Master Lease. The Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The scheduled 2022 rent payments under the Master Lease are approximately $25.5 million. The rent payments are subject to annual escalations during the lease term. The Master Lease has an initial term of 15 years with no purchase option. At our option, the Master Lease may be extended for up to four five year renewal terms beyond the initial 15 year term. The renewal terms are effective as to all, but not less than all, of the properties then subject to the Master Lease. We do not have the ability to terminate our obligations under the Master Lease prior to its expiration without the lessor’s consent.

The Master Lease has a triple-net structure, which requires us to pay substantially all costs associated with the Acquired Casino properties, including real estate taxes, insurance, utilities, maintenance and operational costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. Century Casinos, Inc. has provided a guarantee of our subsidiaries’ obligations under the Master Lease. For additional information regarding the Master Lease, see Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Item 3. Legal Proceedings.

We are not a party to any pending litigation that, in management’s opinion, could have a material effect on our financial position or results of operations except as disclosed in Note 16 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the Nasdaq Capital Market under the symbol “CNTY”.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2016 through December 31, 2021, and compares it to the cumulative total return on the Nasdaq and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2016, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/16	12/17	12/18	12/19	12/20	12/21
CNTY	100.00	110.94	89.79	96.23	77.64	148.00
Nasdaq	100.00	128.24	123.26	166.68	239.42	290.63
Dow Jones US Gambling Index	100.00	136.10	91.67	131.40	116.35	101.41

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 3, 2022, we had 141 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2021 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2021.

Item 6. Removed and Reserved.

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

We view each market in which we operate as a separate operating segment and each casino within those markets as a reporting unit. We aggregate all operating segments into three reportable segments based on the geographical locations in which our casinos operate: United States, Canada and Poland. We have additional business activities including concession agreements and certain other corporate and management operations that we report as Corporate and Other.

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments as of December 31, 2021. The reporting units except for Century Downs Racetrack and Casino and Casinos Poland are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below. The real estate assets at our West Virginia and Missouri operating segments are owned by VICI PropCo and leased to us under the Master Lease. The land on which the REC and racetracks at Century Downs and Century Mile are located is leased.

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
Corporate Other

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% in CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of December 31, 2021, owned and operated eight casinos throughout Poland.

•We have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada.

Prior to August 2019, we had a 75% controlling financial interest in Century Bets through CRM. In August 2019, we purchased the remaining 25% non-controlling financial interest from Rocky Mountain Turf Club for CAD 0.2 million ($0.2 million based on the exchange rate in effect on August 5, 2019), resulting in CBS becoming a wholly-owned subsidiary. In September 2021, we transferred operation of the southern Alberta pari-mutuel network from CBS to CMR. CMR now operates both the northern and southern Alberta pari-mutuel off-track betting networks.

We also have a concession agreement for ship-based casinos which are detailed further under “Corporate and Other” below.

Recent Developments Related to COVID-19

The COVID-19 pandemic had an adverse effect on our 2020 results of operations and financial condition, and negatively impacted our results of operations to a lesser extent in 2021 because our United States properties were open and operating during this period. Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. Our operations currently have limited health and safety requirements for entry.

Although all of our facilities are currently open, temporary closures of all of our facilities during 2020 and some of our facilities in the first half of 2021 due to COVID-19 negatively impacted results for the years ended December 31, 2021 and 2020. We estimate that, for the years ended December 31, 2021 and 2020, net operating revenue was adversely impacted by approximately $35.9 million and $100.5 million, respectively, and Adjusted EBITDA was adversely impacted by approximately $13.1 million and $36.0 million, respectively, due to the closures. See “Discussion of Results” below for a discussion of the impact of the closures in each operating segment.

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

2019 Acquisition

On December 6, 2019, we completed the 2019 Acquisition of the operations of Cape Girardeau, Caruthersville and Mountaineer from Eldorado Resorts, Inc. for an aggregate purchase price of approximately $111.9 million, which consisted of $110.7 million at closing and an additional $1.2 million in working capital adjustments. Immediately prior to the 2019 Acquisition, the real estate assets underlying the Acquired Casinos were sold to VICI PropCo, and we and VICI PropCo subsidiaries entered into a triple net Master Lease for the three Acquired Casino properties. See “Master Lease” in Item 2 for more information.

Other Acquisitions and Development Projects

Nugget Casino Resort in Sparks, Nevada

On February 22, 2022, we entered into a definitive agreement with Marnell Gaming, LLC (“Marnell”), pursuant to which a newly formed subsidiary of the Company will purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, LLC (“PropCo”), and (ii) 100% of the membership interests in Nugget Sparks, LLC (“OpCo”). OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located. At the First Closing (as defined below), PropCo will enter into a lease with OpCo for an annual rent of $15.0 million.

We will purchase 50% of the membership interests in PropCo for approximately $95.0 million (subject to certain adjustments) at the first closing, which is expected to occur early in the second quarter of 2022 (the “First Closing”). Subject to approval from the Nevada Gaming Commission, our purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close within one year after the First Closing (the “Second Closing”). Following the Second Closing, we will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo (the “Nugget Acquisition”). We also will have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105 million plus 2% per annum.

Caruthersville Hotel – On July 16, 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms by mid-2022. We estimate the cost of the remodel to be $3.6 million. As of December 31, 2021, we have spent $0.6 million on this project.

Missouri – We plan to build hotels at our Cape Girardeau and Caruthersville locations. In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. We plan to move the casino from the riverboat to a new land-based casino. In December 2021, a lawsuit was filed by the City of St. Louis to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. The land-based casino project is delayed pending a resolution of the lawsuit or a stand-alone bill amending the definition of a floating facility. We estimate the cost of the projects to be $73.0 million. We plan to finance the projects with cash on hand, financing, or a combination of the two. Construction in Cape Girardeau is expected to start in the summer of 2022 with completion expected in late 2023 and, subject to resolution of a pending lawsuit by the City of St. Louis, the Caruthersville project construction is expected to start in 2022 with completion expected in mid-2024.

Additional Gaming Projects

We currently are exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Terminated Projects

Century Casino Calgary – In August 2020, we announced that we had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three-year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, we paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the agreement. We recorded quarterly earn outs of CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2021) to general and administrative expenses on our consolidated statement of earnings (loss) for the year ended December 31, 2021.

In January 2022, we announced that we had entered into an agreement to sell the land and building that we own in Calgary for CAD 8.1 million ($6.5 million based on the exchange rate on January 12, 2022). The transaction closed on February 10, 2022, at which time we ceased operating Century Sports and transferred the lease agreement for the casino premises to the buyer. The assets held for sale on our consolidated balance sheet as of December 31, 2021 included $4.8 million in land and $3.6 million in buildings and improvements net of accumulated depreciation.

Century Casino Bath (“CCB”) –In March 2020, CCB was closed due to COVID-19. Due to challenging conditions that included historical and forecasted losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. We deconsolidated CCB effective as of May 6, 2020. See Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for further discussion of CCB.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2021	2020	2019	2021/2020	2020/2019
Canadian dollar (CAD)	1.2537	1.3412	1.3268	6.5%	(1.1%)
Euros (EUR)	0.8456	0.8776	0.8934	3.6%	1.8%
Polish zloty (PLN)	3.8608	3.8989	3.8378	1.0%	(1.6%)
British pound (GBP)	0.7270	0.7798	0.7836	6.8%	0.5%
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

DISCUSSION OF RESULTS

Years ended December 31, 2021, 2020 and 2019

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2021/2020		2020/2019
Amounts in thousands	2021	2020	2019	$ Change	% Change	$ Change	% Change
Gaming Revenue	$331,877	$253,281	$176,866	$78,596	31.0%	$76,415	43.2%
Pari-mutuel, Sports Betting and iGaming Revenue	18,848	17,660	10,783	1,188	6.7%	6,877	63.8%
Hotel Revenue	8,286	5,910	2,521	2,376	40.2%	3,389	134.4%
Food and Beverage Revenue	17,788	16,194	20,022	1,594	9.8%	(3,828)	(19.1%)
Other Revenue	11,707	11,223	8,035	484	4.3%	3,188	39.7%
Net Operating Revenue	388,506	304,268	218,227	84,238	27.7%	86,041	39.4%
Gaming Expenses	(161,119)	(131,563)	(92,749)	29,556	22.5%	38,814	41.8%
Pari-mutuel, Sports Betting and iGaming Expenses	(19,735)	(19,301)	(13,313)	434	2.2%	5,988	45.0%
Hotel Expenses	(2,360)	(2,125)	(906)	235	11.1%	1,219	134.5%
Food and Beverage Expenses	(16,523)	(15,962)	(19,482)	561	3.5%	(3,520)	(18.1%)
General and Administrative Expenses	(93,489)	(80,246)	(69,667)	13,243	16.5%	10,579	15.2%
Depreciation and Amortization	(26,762)	(26,534)	(10,843)	228	0.9%	15,691	144.7%
Impairment - Intangible and Tangible Assets	—	(35,121)	(16,486)	(35,121)	(100.0%)	18,635	113.0%
Gain on Sale of Casino Operations	—	6,457	—	(6,457)	(100.0%)	6,457	100.0%
Total Operating Costs and Expenses	(319,988)	(304,395)	(223,446)	15,593	5.1%	80,949	36.2%
Loss from Equity Investment	—	—	(1)	—	—	1	100.0%
Earnings (Loss) from Operations	68,518	(127)	(5,220)	68,645	54051.2%	5,093	97.6%

Income Tax Expense	(6,371)	(4,848)	(4,174)	1,523	31.4%	674	16.1%
Net (Earnings) Loss Attributable to Non-controlling Interests	(1,156)	134	(3,014)	1,290	962.7%	(3,148)	(104.4%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	20,622	(48,002)	(19,155)	68,624	143.0%	(28,847)	(150.6%)
Adjusted EBITDA (1)	$97,926	$48,398	$30,281	$49,528	102.3%	$18,117	59.8%

Earnings (Loss) Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings (Loss) Per Share	$0.70	$(1.62)	$(0.65)	$2.32	143.2%	$(0.97)	(149.2%)
Diluted Earnings (Loss) Per Share	$0.66	$(1.62)	$(0.65)	$2.28	140.7%	$(0.97)	(149.2%)

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures – Adjusted EBITDA” below in this Item 7.

Items impacting year-over-year comparability of the results include the following:

COVID-19 – Closures of all or a portion of our facilities due to COVID-19 had a significant negative impact on our results for the year ended December 31, 2020 and, to a lesser extent, in 2021. See “Executive Overview-Recent Developments Related to COVID-19” above for details regarding the closures. In addition to the impacts on our revenue, expenses and results of operations, COVID-19 had the following impacts:

•We impaired goodwill and intangible assets in the year ended December 31, 2020 due to a quantitative and qualitative impairment analysis performed related to the triggering events caused by COVID-19. We impaired $30.7 million in the United States segment and $3.4 million in the Canada segment.

•We impaired the $1.0 million MCE investment in the Corporate and Other segment in the year ended December 31, 2020 due to assessments made related to the impact of COVID-19 on MCE.

•We recorded valuation allowances on our net deferred tax assets in the United States, Canada and Corporate and Other segments in the year ended December 31, 2020, which resulted in $1.0 million, $1.5 million and $1.1 million of tax expense in the United States, Canada and Corporate and Other segments, respectively.

United States – We acquired the operations at MTR, CCG and CCV in the 2019 Acquisition in December 2019. MTR is reported in the West Virginia operating segment and CCG and CCV are reported in the Missouri operating segment. Results in these operating segments were as follows:

•In West Virginia:

•$115.0 million in net operating revenue and $6.2 million in net earnings for the year ended December 31, 2021.

•$90.2 million in net operating revenue and ($5.9) million in net losses for the year ended December 31, 2020.

•$8.7 million in net operating revenue and $0.4 million in net earnings for the year ended December 31, 2019, which consisted of the month of December 2019.

•In Missouri:

•$123.0 million in net operating revenue and $28.4 million in net earnings for the year ended December 31, 2021.

•$79.6 million in net operating revenue and ($31.3) million in net losses for the year ended December 31, 2020.

•$7.4 million in net operating revenue and $1.0 million in net earnings for the year ended December 31, 2019, which consisted of the month of December 2019.

Canada – In Edmonton, we began operating CMR in April 2019. Results from CMR, impacting the Edmonton operating segment, were as follows:

•$14.8 million in net operating revenue and ($3.0) million in net losses for the year ended December 31, 2021.

•$14.7 million in net operating revenue and ($3.9) million in net losses for the year ended December 31, 2020.

•$18.9 million in net operating revenue and ($2.4) million in net losses for the year ended December 31, 2019.

Corporate and Other

•We began operating CCB in May 2018. CCB was closed in March 2020 due to COVID-19 and CCB’s board of directors determined that CCB would enter into creditors voluntary liquidation, which occurred in May 2020. CCB was deconsolidated as a subsidiary in May 2020. We recorded a $7.4 million gain related to the deconsolidation to general and administrative expenses for the year ended December 31, 2020. Due to historical and forecast losses at CCB due to changes in the current regulatory environment for casinos in England requiring enhanced due diligence of customers, we determined that the long-lived assets, right-of-use (“ROU”) operating lease asset and intangible asset were impaired and wrote-off $16.5 million to impairment – intangible and tangible assets in December 2019. CCB contributed a total of $0.5 million in net operating revenue and $6.9 million in net earnings for the year ended December 31, 2020, primarily related to the gain on deconsolidation, and $3.2 million in net operating revenue and ($20.0) million in net losses for the year ended December 31, 2019.

•We wrote-down $0.7 million related to the portion of the liability that we had sought to collect from LOT Polish Airlines (“LOT”) and a $0.3 million receivable related to MCE in the year ended December 31, 2020.

•All cruise ships on which our ship-based casinos are located suspended operations in March 2020 due to COVID-19. One of our ship-based casinos began operating in September 2020, suspended operations in November 2020 and began operating again in June 2021.

•We incurred $5.4 million in acquisition costs in 2019 related to the 2019 Acquisition.

Net operating revenue increased by $84.2 million, or 27.7%, and by $86.0 million, or 39.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 and for the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively. Following is a breakout of net operating revenue by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 and for the year ended December 31, 2020 compared to the year ended December 31, 2019.

•United States increased by $84.9 million, or 42.8%, and by $148.3 million, or 296.7%.

•Canada decreased by ($3.8) million, or (7.6%), and by ($30.4) million, or (37.7%).

•Poland increased by $4.0 million, or 7.3%, and decreased by ($27.6) million, or (33.7%).

•Corporate Other decreased by ($0.8) million, or (59.9%), and by ($4.3) million, or (75.1%).

Operating costs and expenses increased by $15.6 million, or 5.1%, and by $80.9 million, or 36.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 and for the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively. Following is a breakout of operating costs and expenses by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 and for the year ended December 31, 2020 compared to the year ended December 31, 2019.

•United States increased by $6.7 million, or 3.4%, and by $159.0 million, or 392.4%.

•Canada increased by $1.0 million, or 2.5%, and decreased by ($23.6) million, or (36.6%).

•Poland increased by $1.6 million, or 2.8%, and decreased by ($18.9) million, or (24.9%).

•Corporate Other increased by $6.2 million, or 90.3%, and decreased by ($35.5) million, or (83.7%).

Earnings from operations increased by $68.6 million, or 54051.2%, and by $5.1 million, or 97.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 and for the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively. Following is a breakout of earnings (loss) from operations by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 and for the year ended December 31, 2020 compared to the year ended December 31, 2019.

•United States increased by $78.2 million, or 6566.9%, and decreased by ($10.7) million, or (112.6%).

•Canada decreased by ($4.8) million, or (51.5%), and by ($6.8) million, or (42.0%).

•Poland increased by $2.3 million, or 84.1%, and decreased by ($8.7) million, or (147.0%).

•Corporate Other decreased by ($7.1) million, or (128.9%), and increased by $31.2 million, or 85.0%.

Net earnings increased by $68.6 million, or 143.0%, and decreased by ($28.8) million, or (150.6%), for the year ended December 31, 2021 compared to the year ended December 31, 2020 and for the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$49,628	$1,124	$440	$(30,570)	$20,622
Interest expense (income), net (1)	28,229	1,796	(477)	13,110	42,658
Income taxes	—	1,256	257	4,858	6,371
Depreciation and amortization	18,398	4,904	3,028	432	26,762
Net earnings attributable to non-controlling interests	—	932	224	—	1,156
Non-cash stock-based compensation	—	—	—	2,652	2,652
Gain on foreign currency transactions, cost recovery income and other (2)	(836)	(545)	(887)	(418)	(2,686)
Loss (gain) on disposition of fixed assets	341	43	44	(37)	391
Adjusted EBITDA	$95,760	$9,510	$2,629	$(9,973)	$97,926

(1)Expense of $28.2 million related to our Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.8 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our Master Lease and CDR land lease were $25.3 million and $2.0 million, respectively, for the period presented.

(2)Income of $0.8 million is included in the United States segment related to the sale of excess land at Mountaineer, net of related expenses.

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

(2)Income of $6.5 million is included in the Canada segment related to the gain on sale of the casino operations of Century Casino Calgary.

	For the year ended December 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,825	$6,669	$3,466	$(35,115)	$(19,155)
Interest expense (income), net (1)	1,635	5,312	197	1,085	8,229
Income taxes (benefit)	2,018	3,278	1,617	(2,739)	4,174
Depreciation and amortization	2,330	4,539	3,064	910	10,843
Net earnings (loss) attributable to non-controlling interests	—	1,295	1,731	(12)	3,014
Non-cash stock-based compensation	—	—	—	1,303	1,303
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(439)	(1,096)	223	(1,312)
Impairment - intangible and tangible assets	—	—	—	16,486	16,486
Loss on disposition of fixed assets	17	20	413	345	795
Acquisition costs	—	—	—	5,366	5,366
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$11,825	$21,212	$9,392	$(12,148)	$30,281

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

Amounts in thousands	December 31, 2021	December 31, 2020
Total long-term debt, including current portion	$181,484	$184,550
Deferred financing costs	7,695	9,261
Total principal	$189,179	$193,811
Less: Cash and cash equivalents	$107,821	$63,413
Net Debt	$81,358	$130,398

REPORTABLE SEGMENTS

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the year
	ended December 31,			2021/2020		2020/2019
Amounts in thousands	2021	2020	2019	$ Change	% Change	$ Change	% Change
Gaming Revenue	$249,397	$168,904	$42,285	$80,493	47.7%	$126,619	299.4%
Pari-mutuel, Sports Betting and iGaming Revenue	8,492	7,502	58	990	13.2%	7,444	12834.5%
Hotel Revenue	8,241	5,826	2,030	2,415	41.5%	3,796	187.0%
Food and Beverage Revenue	11,761	9,795	4,804	1,966	20.1%	4,991	103.9%
Other Revenue	5,394	6,317	821	(923)	(14.6%)	5,496	669.4%
Net Operating Revenue	283,285	198,344	49,998	84,941	42.8%	148,346	296.7%
Gaming Expenses	(120,316)	(90,553)	(21,495)	29,763	32.9%	69,058	321.3%
Pari-mutuel, Sports Betting and iGaming Expenses	(6,656)	(6,423)	(130)	233	3.6%	6,293	4840.8%
Hotel Expenses	(2,315)	(2,056)	(690)	259	12.6%	1,366	198.0%
Food and Beverage Expenses	(9,842)	(8,871)	(4,772)	971	10.9%	4,099	85.9%
General and Administrative Expenses	(48,737)	(43,306)	(11,103)	5,431	12.5%	32,203	290.0%
Depreciation and Amortization	(18,398)	(17,580)	(2,330)	818	4.7%	15,250	654.5%
Impairment - Intangible and Tangible Assets	—	(30,746)	—	(30,746)	(100.0%)	30,746	100.0%
Total Operating Costs and Expenses	(206,264)	(199,535)	(40,520)	6,729	3.4%	159,015	392.4%
Earnings (Loss) from Operations	77,021	(1,191)	9,478	78,212	6566.9%	(10,669)	(112.6%)

Income Tax Expense	—	(1,023)	(2,018)	(1,023)	(100.0%)	(995)	(49.3%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	49,628	(30,571)	5,825	80,199	262.3%	(36,396)	(624.8%)
Adjusted EBITDA	$95,760	$47,199	$11,825	$48,561	102.9%	$35,374	299.1%

We acquired MTR in West Virginia and CCG and CCV in Missouri in the 2019 Acquisition in December 2019.

Sports wagering in Colorado became legal on May 1, 2020. We have partnered with sports betting operators that will conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020 and a second launched in August 2021. The third sports betting app is expected to launch in mid-2022. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

New table games and unlimited betting began in May 2021 in Colorado.

In December 2020, we entered into an agreement with an iGaming partner to utilize our license with the state of West Virginia to operate an internet and mobile interactive gaming app. The iGaming app launched in April 2021. The agreement provides for a share of net gaming revenue.

In December 2021, we entered into an agreement to sell excess land at Mountaineer. The sale proceeds were shared between us and VICI PropCo and we recorded income related to the sale net of related expenses of $0.8 million in gain (loss) on foreign currency transactions, cost recovery income and other on our consolidated statement of earnings (loss) for the year ended December 31, 2021.

The table below provides the closure and reopen dates for casinos in the United States due to COVID-19.

Operating Segment	Closure Date	Reopen Date
Colorado	March 17, 2020	June 15 and June 17, 2020
Missouri	March 17, 2020	June 1, 2020
West Virginia	March 17, 2020	June 5, 2020

The results below are presented to illustrate the changes in net operating revenue, primarily due to COVID-19, in the United States segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 as well as the year ended December 31, 2020 compared to the year ended December 31, 2019. Because we did not acquire the West Virginia and Missouri properties until December 2019, the differences between 2020 and 2019 for those operating segments are not presented in the table below.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Colorado
2021	9.4	12.1	12.5	11.3	45.3
2020	6.7	2.0	10.4	9.5	28.6
2019	8.1	8.8	9.2	7.8	33.9
2021/2020	2.7	10.1	2.1	1.8	16.7
	40.9%	499.1%	20.0%	19.3%	58.4%
2020/2019	(1.4)	(6.8)	1.2	1.7	(5.3)
	(17.3%)	(77.3%)	13.3%	20.5%	(15.7%)
West Virginia
2021	23.9	30.6	31.7	28.8	115.0
2020	25.1	12.2	28.4	24.5	90.2
2019	—	—	—	8.7	8.7
2021/2020	(1.2)	18.4	3.3	4.3	24.8
	(4.7%)	151.2%	11.9%	17.2%	27.5%
Missouri
2021	31.0	34.1	29.7	28.2	123.0
2020	21.6	9.6	23.9	24.5	79.6
2019	—	—	—	7.4	7.4
2021/2020	9.4	24.5	5.8	3.7	43.4
	43.4%	253.0%	24.3%	15.7%	54.6%

The results below are presented to illustrate the changes in operating expenses, primarily due to COVID-19, in the United States segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 as well as the year ended December 31, 2020 compared to the year ended December 31, 2019, excluding depreciation and amortization expense and impairment – intangible and tangible assets. Because we did not acquire the West Virginia and Missouri properties until December 2019, the differences between 2020 and 2019 for those operating segments are not presented in the table below.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Colorado
2021	6.3	7.2	7.6	7.3	28.4
2020	5.9	1.7	5.7	6.1	19.4
2019	6.2	6.6	6.9	6.3	26.0
2021/2020	0.4	5.5	1.9	1.2	9.0
	7.1%	323.5%	33.3%	19.7%	46.4%
2020/2019	(0.3)	(4.9)	(1.2)	(0.2)	(6.6)
	(4.8%)	(74.2%)	(17.4%)	(3.3%)	(25.5%)
West Virginia
2021	20.4	24.3	25.9	24.3	94.9
2020	23.3	12.7	23.6	21.2	80.8
2019	—	—	—	7.4	7.4
2021/2020	(2.9)	11.6	2.3	3.1	14.1
	(12.4%)	91.3%	9.7%	14.6%	17.5%
Missouri
2021	15.7	17.0	16.3	15.5	64.5
2020	15.5	7.3	14.2	14.1	51.1
2019	—	—	—	4.8	4.8
2021/2020	0.2	9.7	2.1	1.4	13.4
	1.5%	132.9%	14.8%	9.9%	26.2%

During the closures of our United States properties in 2020, we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Additional savings related to gaming-related expenses.

2020 COVID-19 Restrictions

Colorado – In Cripple Creek, table games were closed through December 2020 but the full slot floor was open by the end of the year. In Central City, table games were closed from June to September 2020 and closed again in December 2020. In addition, after reopening in 2020, CTL’s slot floor was operating at approximately 65% from June to December 2020. Both properties reopened table games in February 2021 with restrictions on the number of gaming positions through the first quarter of 2021.

West Virginia – During 2020, the gaming floor was operating with reduced hours and at approximately 85% capacity. Food and beverage outlets were operating with reduced hours and capacity, the hotel was operating at reduced capacity and the convention spaces were closed.

Missouri – After reopening in 2020, the casinos operated with reduced hours and approximately 94% of the gaming floors open. In addition, there were state-wide smoking restrictions in place.

2021 Results

Our United States properties operated with very few COVID-19 restrictions in 2021. In Colorado, gaming revenue has increased due to increased player visits and the elimination of betting limits. Colorado’s operating costs and expenses have increased due to increased payroll resulting from increased table game operation in 2021 as compared to the table game closures in 2020, the elimination of restrictions on food and beverage outlets as well as increased gaming-related expenses. In West Virginia, we continue to adjust operating hours for the casino, food and beverage outlets, hotel and convention spaces as we have been impacted by staffing challenges in this market. West Virginia’s operating costs and expenses have increased primarily due to gaming-related expenses. In Missouri, we saw an immediate increase in revenue, particularly in table game revenue, when the smoking restrictions were lifted in the second quarter of 2021. Missouri’s operating costs and expenses increased due to minimum wage increases in Missouri and gaming-related expenses.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above in this Item 7.

Canada
	For the year
	ended December 31,			2021/2020		2020/2019
Amounts in thousands	2021	2020	2019	$ Change	% Change	$ Change	% Change
Gaming Revenue	$25,604	$30,319	$49,450	$(4,715)	(15.6%)	$(19,131)	(38.7%)
Pari-mutuel, Sports Betting and iGaming Revenue	10,356	10,158	10,725	198	1.9%	(567)	(5.3%)
Hotel Revenue	45	84	491	(39)	(46.4%)	(407)	(82.9%)
Food and Beverage Revenue	5,606	5,832	13,507	(226)	(3.9%)	(7,675)	(56.8%)
Other Revenue	4,817	3,847	6,477	970	25.2%	(2,630)	(40.6%)
Net Operating Revenue	46,428	50,240	80,650	(3,812)	(7.6%)	(30,410)	(37.7%)
Gaming Expenses	(4,730)	(5,583)	(13,999)	(853)	(15.3%)	(8,416)	(60.1%)
Pari-mutuel, Sports Betting and iGaming Expenses	(13,079)	(12,878)	(13,183)	201	1.6%	(305)	(2.3%)
Hotel Expenses	(45)	(69)	(216)	(24)	(34.8%)	(147)	(68.1%)
Food and Beverage Expenses	(4,663)	(4,921)	(11,541)	(258)	(5.2%)	(6,620)	(57.4%)
General and Administrative Expenses	(14,473)	(15,257)	(21,057)	(784)	(5.1%)	(5,800)	(27.5%)
Depreciation and Amortization	(4,904)	(5,264)	(4,539)	(360)	(6.8%)	725	16.0%
Impairment - Intangible and Tangible Assets	—	(3,375)	—	(3,375)	(100.0%)	3,375	100.0%
Gain on Sale of Casino Operations	—	6,457	—	(6,457)	(100.0%)	6,457	100.0%
Total Operating Costs and Expenses	(41,894)	(40,890)	(64,535)	1,004	2.5%	(23,645)	(36.6%)
Earnings from Operations	4,534	9,350	16,115	(4,816)	(51.5%)	(6,765)	(42.0%)

Income Tax Expense	(1,256)	(3,765)	(3,278)	(2,509)	(66.6%)	487	14.9%
Net Earnings Attributable to Non-controlling Interests	(932)	(553)	(1,295)	379	68.5%	(742)	(57.3%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,124	2,551	6,669	(1,427)	(55.9%)	(4,118)	(61.7%)
Adjusted EBITDA	$9,510	$11,497	$21,212	$(1,987)	(17.3%)	$(9,715)	(45.8%)

In January 2019, CMR began operating the Northern Alberta off-track betting network. The CMR casino in Edmonton opened on April 1, 2019, and the first horse race was held on April 28, 2019. In September 2021, CMR assumed the contracts of CBS and began operating the Southern Alberta off-track betting network.

We sold the casino operations of CAL in December 2020, which impacts comparability of the Calgary operating segment in 2021. We sold the land and building of CAL in February 2022, as a result of which we transferred the lease agreement for the casino premises to the buyer and stopped operating Century Sports.

The AGLC approved the relocation of a competing casino to a new site approximately eight miles south of Century Downs. We anticipate the casino will open in late 2022. Currently, the closest competitor to Century Downs is 11 miles away. An increase in competitors close to our casino at Century Downs could have an impact on financial results at this location.

In addition, in January 2022, the AGLC removed the moratorium on gaming facilities. While we do not expect new gaming facilities in the markets in which we operate, an increase in competitors could have a negative impact on our results of operations in Alberta.

Results in US dollars were impacted by a 6.5% exchange rate increase and (1.1%) exchange rate decrease in the average rates between the US dollar and the Canadian dollar for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively.

The table below provides the closure and reopen dates for casinos in Canada due to COVID-19.

Closure Date	Reopen Date
March 17, 2020	June 13, 2020
December 13, 2020	June 10, 2021

The results below are presented to illustrate changes in net operating revenue, primarily due to COVID-19, in the Canada segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Edmonton - CAD
2021	1.3	5.1	17.8	13.5	37.7
2020	13.1	3.9	13.5	10.2	40.7
2019	11.8	18.5	17.9	16.6	64.8
2021/2020	(11.8)	1.2	4.3	3.3	(3.0)
	(89.9%)	31.0%	32.0%	31.7%	(7.3%)
2020/2019	1.3	(14.6)	(4.4)	(6.4)	(24.1)
	11.0%	(78.9%)	(24.6%)	(38.1%)	(37.1%)
Edmonton - USD
2021	1.0	4.2	14.2	10.7	30.1
2020	9.8	2.8	10.2	7.8	30.6
2019	8.9	13.8	13.6	12.5	48.8
2021/2020	(8.8)	1.4	4.0	2.9	(0.5)
	(89.3%)	46.1%	39.6%	37.0%	(1.7%)
2020/2019	0.9	(11.0)	(3.4)	(4.7)	(18.2)
	10.1%	(79.7%)	(25.2%)	(37.6%)	(37.3%)

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Calgary - CAD
2021	1.2	3.1	9.1	7.1	20.5
2020	8.5	2.6	8.6	6.4	26.1
2019	9.9	10.9	11.2	10.2	42.2
2021/2020	(7.3)	0.5	0.5	0.7	(5.6)
	(85.7%)	19.6%	5.8%	10.7%	(21.5%)
2020/2019	(1.4)	(8.3)	(2.6)	(3.8)	(16.1)
	(14.1%)	(76.1%)	(23.6%)	(36.8%)	(38.2%)
Calgary - USD
2021	1.0	2.5	7.1	5.7	16.3
2020	6.4	1.9	6.4	4.9	19.6
2019	7.4	8.2	8.5	7.7	31.8
2021/2020	(5.4)	0.6	0.7	0.8	(3.3)
	(84.9%)	33.5%	10.9%	15.1%	(16.7%)
2020/2019	(1.0)	(6.3)	(2.1)	(2.8)	(12.2)
	(13.5%)	(76.8%)	(24.3%)	(36.3%)	(38.3%)

The results below are presented to illustrate the changes in operating expenses, primarily due to COVID-19, in the Canada segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively, excluding depreciation and amortization expense, impairment – intangible and tangible assets and gain on sale of casino operations.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Edmonton - CAD
2021	3.7	4.9	12.1	11.8	32.5
2020	11.6	4.1	10.3	7.8	33.8
2019	9.6	14.5	14.4	12.7	51.2
2021/2020	(7.9)	0.8	1.8	4.0	(1.3)
	(68.2%)	19.5%	17.5%	51.3%	(3.8%)
2020/2019	2.0	(10.4)	(4.1)	(4.9)	(17.4)
	20.8%	(71.7%)	(28.5%)	(38.6%)	(33.9%)
Edmonton - USD
2021	3.0	3.9	9.6	9.4	25.9
2020	8.7	2.9	7.8	5.9	25.3
2019	7.3	10.8	10.9	9.6	38.6
2021/2020	(5.7)	1.0	1.8	3.5	0.6
	(65.4%)	34.5%	23.1%	59.3%	2.4%
2020/2019	1.4	(7.9)	(3.1)	(3.7)	(13.3)
	19.2%	(73.1%)	(28.4%)	(38.2%)	(34.5%)

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Calgary - CAD
2021	2.1	2.6	4.7	4.6	14.0
2020	6.0	2.5	5.8	3.6	17.9
2019	6.1	7.0	8.3	7.0	28.4
2021/2020	(3.9)	0.1	(1.1)	1.0	(3.9)
	(65.0%)	4.0%	(19.0%)	27.8%	(21.8%)
2020/2019	(0.1)	(4.5)	(2.5)	(3.4)	(10.5)
	(1.6%)	(64.3%)	(30.1%)	(47.8%)	(36.8%)
Calgary - USD
2021	1.7	2.0	3.8	3.6	11.1
2020	4.5	1.8	4.4	2.7	13.4
2019	4.6	5.2	6.3	5.3	21.4
2021/2020	(2.8)	0.2	(0.6)	0.9	(2.3)
	(62.0%)	11.1%	(13.6%)	33.3%	(17.2%)
2020/2019	(0.1)	(3.4)	(1.9)	(2.6)	(8.0)
	(2.2%)	(65.4%)	(30.2%)	(47.7%)	(37.3%)

Net operating revenue for the years ended December 31, 2021 and 2020 compared to the year ended December 31, 2019 was impacted negatively by closures due to COVID-19 as detailed in the table above. Following the March 2020 closures, table games were reopened in mid-September 2020 and closed again in November 2020. Our casinos in Canada were operating with approximately 71% of the slot floor open prior to the second closures in December 2020. Closures of our showroom at CRA also negatively impacted food and beverage revenue at that property in 2021 and 2020. From September 2021 to early February 2022, we required patrons to provide proof of vaccination, a negative rapid test result or an original medical exception letter for entry in order to comply with a government mandate. In accordance with a government mandate, all patrons and employees are required to wear masks while indoors. In addition, we sold the casino operations of CAL in December 2020, which decreased net operating revenue in the Calgary operating segment by approximately $2.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Operating expenses during the years ended December 31, 2021 and 2020 compared to the year ended December 31, 2019 were impacted by COVID-19. We received wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy that was enacted in April 2020 as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. The qualified government wage subsidies reduced operating expenses by CAD 3.1 million ($2.5 million based on the average exchange rate for the year ended December 31, 2021) and CAD 7.4 million ($5.5 million based on the average exchange rate for the year ended December 31, 2020) for the years ended December 31, 2021 and 2020, respectively. Government wage subsidies ended in October 2021. Due to the Omicron variant of COVID-19, the Canadian government temporarily reenacted wage subsidies from December 2021 to February 2022; however, we did not qualify for the subsidies during this time period. We also received rent subsidies provided by the Canadian government through the Canada Emergency Rent Subsidy that was enacted in November 2020 as a result of COVID-19 to help subsidize rent for businesses experiencing a drop in revenue for a limited period. The qualified government rent subsidies reduced operating expenses by CAD 1.6 million ($1.3 million based on the average exchange rate for the year ended December 31, 2021) and CAD 0.5 million ($0.4 million based on the average exchange rate for the year ended December 31, 2020). In addition, we sold the casino operations of CAL in December 2020, which decreased operating expenses in the Calgary operating segment by approximately $2.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The gain on sale of the casino operations reduced total operating costs and expenses in the Calgary operating segment by $6.5 million for the year ended December 31, 2020.

During the closures of our Canada properties, we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. We believe that we have captured operating synergies, labor savings and cost savings following the reopening of our Canada properties in June 2021. We expect payroll costs to trend higher in 2022 due to the reopening of the casinos, growing business volumes, and the end of government wage subsidies.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above in this Item 7.

Poland
	For the year
	ended December 31,			2021/2020		2020/2019
Amounts in thousands	2021	2020	2019	$ Change	% Change	$ Change	% Change
Gaming	$56,724	$53,228	$80,829	$3,496	6.6%	$(27,601)	(34.1%)
Food and Beverage	421	462	912	(41)	(8.9%)	(450)	(49.3%)
Other Revenue	1,081	581	153	500	86.1%	428	279.7%
Net Operating Revenue	58,226	54,271	81,894	3,955	7.3%	(27,623)	(33.7%)
Gaming Expenses	(35,963)	(34,700)	(53,111)	1,263	3.6%	(18,411)	(34.7%)
Food and Beverage Expenses	(2,018)	(2,037)	(2,237)	(19)	(0.9%)	(200)	(8.9%)
General and Administrative Expenses	(17,660)	(17,193)	(17,567)	467	2.7%	(374)	(2.1%)
Depreciation and Amortization	(3,028)	(3,124)	(3,064)	(96)	(3.1%)	60	2.0%
Total Operating Costs and Expenses	(58,669)	(57,054)	(75,979)	1,615	2.8%	(18,925)	(24.9%)
(Loss) Earnings from Operations	(443)	(2,783)	5,915	2,340	84.1%	(8,698)	(147.0%)

Income Tax (Expense) Benefit	(257)	518	(1,617)	775	149.6%	(2,135)	(132.0%)
Net (Earnings) Loss Attributable to Non-controlling Interests	(224)	687	(1,731)	911	132.6%	(2,418)	(139.7%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	440	(1,373)	3,466	1,813	132.0%	(4,839)	(139.6%)
Adjusted EBITDA	$2,629	$344	$9,392	$2,285	664.2%	$(9,048)	(96.3%)

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

Results in US dollars were impacted by a 1.0% exchange rate increase and (1.6%) exchange rate decrease in the average rates between the US dollar and the Polish zloty for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively.

The table below provides the closure and reopen dates for casinos in Poland due to COVID-19.

Closure Date	Reopen Date
March 13, 2020	May 18, 2020
December 29, 2020	February 12, 2021
March 20, 2021	May 28, 2021

The results below are presented to illustrate changes in net operating revenue, primarily due to COVID-19, in the Poland segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
PLN
2021	22.4	32.4	82.0	90.7	227.5
2020	66.6	29.6	62.1	51.0	209.3
2019	74.8	76.6	79.0	83.9	314.3
2021/2020	(44.2)	2.8	19.9	39.7	18.2
	(66.4%)	9.9%	32.0%	77.8%	8.7%
2020/2019	(8.2)	(47.0)	(16.9)	(32.9)	(105.0)
	(11.0%)	(61.4%)	(21.4%)	(39.1%)	(33.4%)
USD
2021	5.9	8.7	21.2	22.4	58.2
2020	17.1	7.4	16.3	13.5	54.3
2019	19.8	20.1	20.3	21.7	81.9
2021/2020	(11.2)	1.3	4.9	8.9	3.9
	(65.4%)	17.6%	30.1%	66.8%	7.3%
2020/2019	(2.7)	(12.7)	(4.0)	(8.2)	(27.6)
	(13.6%)	(63.2%)	(19.7%)	(38.1%)	(33.7%)

The results below are presented to illustrate the changes in operating expenses, primarily due to COVID-19, in the Poland segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
PLN
2021	32.0	36.5	68.7	79.4	216.6
2020	62.5	35.9	58.3	51.9	208.6
2019	65.5	69.0	69.8	73.3	277.6
2021/2020	(30.5)	0.6	10.4	27.5	8.0
	(48.8%)	1.7%	17.8%	53.0%	3.8%
2020/2019	(3.0)	(33.1)	(11.5)	(21.4)	(69.0)
	(4.6%)	(48.0%)	(16.5%)	(29.2%)	(24.8%)
USD
2021	8.5	9.7	17.8	19.6	55.6
2020	16.0	8.9	15.3	13.8	54.0
2019	17.3	18.1	18.0	19.6	73.0
2021/2020	(7.5)	0.8	2.5	5.8	1.6
	(46.9%)	9.0%	16.3%	42.0%	3.0%
2020/2019	(1.3)	(9.2)	(2.7)	(5.8)	(19.0)
	(7.5%)	(50.8%)	(15.0%)	(29.4%)	(26.0%)

The net operating revenue decreases during the first half of 2021 and 2020 relate primarily to temporary casino closures and reduced tourism in Warsaw, primarily due to COVID-19. During the closures of our Poland casinos, we reduced operating costs and expenses as much as possible. Since reopening in 2021, we have seen increased revenue from our Warsaw casinos as tourism has returned stronger than it did following the reopening in 2020. Operating costs and expenses in the Poland segment continued to be lower during the year ended December 31, 2020 compared to the year ended December 31, 2019 because of lower payroll and marketing expenditures as well as lower gaming-related expenses corresponding to decreased gaming revenue. COVID-19 continues to impact international travel and hotel occupancy in Poland which could have a negative impact on our results. In addition, Poland neighbors Ukraine and continued conflict in that region could have a negative impact on our results of operations.

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

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above in this Item 7.

Corporate and Other
	For the year
	ended December 31,			2021/2020		2020/2019
Amounts in thousands	2021	2020	2019	$ Change	% Change	$ Change	% Change
Gaming	$152	$830	$4,302	$(678)	(81.7%)	$(3,472)	(80.7%)
Food and Beverage Revenue	—	105	799	(105)	(100.0%)	(694)	(86.9%)
Other Revenue	415	478	584	(63)	(13.2%)	(106)	(18.2%)
Net Operating Revenue	567	1,413	5,685	(846)	(59.9%)	(4,272)	(75.1%)
Gaming Expenses	(110)	(727)	(4,144)	(617)	(84.9%)	(3,417)	(82.5%)
Food and Beverage Expenses	—	(133)	(932)	(133)	(100.0%)	(799)	(85.7%)
General and Administrative Expenses	(12,619)	(4,490)	(19,940)	8,129	181.0%	(15,450)	(77.5%)
Depreciation and Amortization	(432)	(566)	(910)	(134)	(23.7%)	(344)	(37.8%)
Impairment - Intangible and Tangible Assets	—	(1,000)	(16,486)	(1,000)	(100.0%)	(15,486)	(93.9%)
Total Operating Costs and Expenses	(13,161)	(6,916)	(42,412)	6,245	90.3%	(35,496)	(83.7%)
Loss from Equity Investment	—	—	(1)	—	—	1	100.0%
Losses from Operations	(12,594)	(5,503)	(36,728)	(7,091)	(128.9%)	31,225	85.0%

Income Tax (Expense) Benefit	(4,858)	(578)	2,739	(4,280)	(740.5%)	(3,317)	(121.1%)
Net Loss Attributable to Non-controlling Interests	—	—	12	—	—	(12)	(100.0%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(30,570)	(18,609)	(35,115)	(11,961)	(64.3%)	16,506	47.0%
Adjusted EBITDA	$(9,973)	$(10,642)	$(12,148)	$669	6.3%	$1,506	12.4%

The following operations and agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•The casino at CCB opened in May 2018. CCB was permanently closed in March 2020 due to COVID-19 and CCB’s board of directors determined that CCB would enter into creditors voluntary liquidation, which occurred in May 2020. CCB was deconsolidated as a subsidiary in May 2020. We recorded a $7.4 million gain related to the deconsolidation to general and administrative expenses for the year ended December 31, 2020. Due to historical and forecast losses at CCB from changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, we determined that the long-lived assets, ROU operating lease asset and intangible asset at CCB were impaired and wrote-off $16.5 million to impairment – intangible and tangible assets in December 2019. For additional information related to CCB, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

•As of December 31, 2021, we had a concession agreement with TUI Cruises for two ship-based casinos. From March 2020 to June 2021, neither casino operated due to COVID-19. Only one ship-based casino is currently operating. Our agreement to operate that ship-based casino ends in the second quarter of 2022 and our agreement to operate the other ship-based casino ends in the second quarter of 2023.

We have decreased our operation of ship-based casinos on cruise ships over the past few years, and mutually agreed with cruise lines with which we had concession agreements not to extend certain agreements at their termination dates. The following is a summary of concession agreements that ended between 2019 and 2021.

Cruise Ship	Month of Contract Expiration
Wind Spirit	January 2019
Star Pride	March 2019
Wind Surf	April 2019
Star Breeze	April 2019
Star Legend	May 2019
Mein Schiff 3	May 2020
Mein Schiff 4	May 2021
Mein Schiff 5	May 2021

•Through our subsidiary CRM, we had a 7.5% ownership interest in MCE that was sold in November 2021 for nominal consideration. In addition, the consulting services agreement under which CRM provided advice to MCE on casino matters was terminated in November 2021. In March 2020, due to the impact of COVID-19 on MCE, we impaired the $1.0 million MCE investment and wrote-down a $0.3 million receivable related to MCE. For additional information related to MCE, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

•Through our subsidiary CRM, we had a 51% ownership interest in Golden Hospitality Ltd. (“GHL”), an entity that invested in Minh Chau Ltd. (“MCL”), owner of a hotel, entertainment and gaming club in Vietnam. We sold our interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. We recognized a loss on the sale of this investment of less than ($0.1) million in general and administrative expenses on our consolidated statement of earnings (loss) for the year ended December 31, 2019. The sale of our equity interest in GHL also ended our related equity interest in MCL. For additional information related to GHL and MCL, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Results at CCB were impacted by a 0.5% exchange rate increase in the GBP for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Revenue Highlights

Years ended December 31, 2021 and 2020

Non-Corporate Reporting Units

Net operating revenue decreased due to the closure of CCB as detailed above. In addition, only one ship-based casino operated during a portion of 2021.

Years ended December 31, 2020 and 2019

Non-Corporate Reporting Units

Net operating revenue decreased due to the closure of CCB as detailed above. In addition, our four ship-based casinos were not operating for the majority of 2020 due to COVID-19 related shutdowns of the cruise ships on which they operate.

Operating Expense Highlights

Years ended December 31, 2021 and 2020

Non-Corporate Reporting Units

Total operating costs and expenses related to the ship operations decreased because only one ship operated in 2021 compared to multiple ships that operated at the beginning of 2020 until they ceased operating due to COVID-19. Total operating costs and expenses related to CCB increased due to the deconsolidation of CCB that resulted in a gain of $7.4 million that we recognized in general and administrative expenses on our statements of earnings (loss) for the year ended December 31, 2020 offset by decreased operating costs and expenses due to the closure of the casino in March 2020.

Corporate Reporting Units

General and administrative expenses increased by $1.8 million, or 16.6%, due primarily to increased payroll and stock compensation expense during the year ended December 31, 2021 offset by the write-down of a receivable related to MCE of $0.3 million during the year ended December 31, 2020. In addition, in March 2020, we assessed the collectability of a receivable from LOT, which previously owned a 33.3% interest in CPL that we acquired in 2013, related to the Poland contingent liability and determined that, due to COVID-19, it was more likely than not that LOT would be unable to repay us for LOT’s portions of payments made by CPL to the Polish Internal Revenue Service (“Polish IRS”) for tax periods in January 2009 to March 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on the receivable and analysis of LOT’s ability to pay, we wrote-down the $0.7 million receivable to general and administrative expenses for the year ended December 31, 2020. For additional information related to the Poland contingent liability, see Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

In March 2020, we impaired the MCE investment due to an assessment of MCE’s operations resulting from COVID-19. As a result of the impairment, we recorded $1.0 million to impairment – intangible and tangible assets during the year ended December 31, 2020.

Years ended December 31, 2020 and 2019

Non-Corporate Reporting Units

Total operating costs and expenses decreased due to casino closures at CCB and on the ships. In addition, the deconsolidation of CCB resulted in a gain of $7.4 million that we recognized in general and administrative expenses on our consolidated statements of earnings (loss) for the year ended December 31, 2020.

Corporate Reporting Units

General and administrative expenses decreased by ($5.1) million, or (30.4%). The decreases related to voluntary payroll decreases for certain of our corporate staff during the casino closures. In addition, in 2019, there were additional expenses totaling $6.0 million related to the 2019 Acquisition that did not reoccur in 2020. Offsetting these decreases were the additional expenses related to the impairment of MCE and the write-down of the LOT receivable detailed above.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above in this Item 7.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the year ended December 31,			2021/2020		2020/2019
Amounts in thousands	2021	2020	2019	$ Change	% Change	$ Change	% Change
Interest Income	$174	$6	$21	$168	2800.0%	$(15)	(71.4%)
Interest Expense	(42,832)	(43,104)	(8,250)	(272)	(0.6%)	34,854	422.5%
Gain (Loss) on Foreign Currency Transactions, Cost Recovery Income and Other	2,289	(63)	1,482	2,352	3733.3%	(1,545)	(104.3%)
Non-Operating (Expense)	$(40,369)	$(43,161)	$(6,747)	$2,792	6.5%	$(36,414)	(539.7%)

Interest income

Interest income is related to interest earned on our cash reserves. In addition, PLN 0.6 million ($0.2 million) in interest income relates to the Polish IRS reimbursement of CPL after CPL prevailed in a court challenge of a 2012 tax audit. See Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Interest expense

Interest expense is related to interest owed on our borrowings under our Macquarie Credit Agreement, our financing obligation with VICI PropCo, our credit agreement with the Bank of Montreal that was replaced by the Macquarie Credit Agreement, the fair value adjustments for our interest rate swap agreements, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease.

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $0.7 million, $0.2 million and $0.4 million was received by CDR for the years ended December 31, 2021, 2020 and 2019, respectively, related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR.

We adjusted the contingent liability related to the CPL tax audits to remove the estimated taxes accrued due to the expiration of the statute of limitations for each tax year. This adjustment reduced the contingent liability by PLN 1.8 million ($0.5 million), PLN 2.8 million ($0.7 million) and PLN 2.2 million ($0.6 million) for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, PLN 0.8 million ($0.2 million) was reimbursed to CPL by the Polish IRS for the year ended December 31, 2021. See Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the year ended December 31, 2021, we recognized income tax expense of $6.4 million on pre-tax income of $28.1 million, representing an effective income tax rate of 22.6%, compared to income tax expense of $4.8 million on pre-tax loss of ($43.3) million, representing an effective income tax rate of 11.2%, and income tax expense of $4.2 million on pre-tax loss of ($12.0) million, representing an effective income tax rate of 34.9% for the same periods in 2020 and 2019, respectively. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing activities. In 2020, our liquidity was adversely affected by temporary closures of all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19, as discussed below.

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the year
	ended December 31,
Amounts in thousands	2021	2020	2019
Net cash provided by operating activities	$59,190	$9,005	$18,780
Net cash used in investing activities	(9,992)	(5,287)	(120,686)
Net cash (used in) provided by financing activities	(4,713)	3,129	113,869

Cash, cash equivalents and restricted cash	$108,041	$63,677	$55,640
Working capital (1)	$80,247	$34,459	$22,796

(1)Working capital is defined as current assets minus current liabilities.

Operating Activities

Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flows from operations improved in the year ended December 31, 2021 because our US facilities were open and operating for the entire period and our casinos in Canada and Poland reopened in June 2021 and May 2021, respectively. Cash flow from operations for the year ended December 31, 2020 was favorably impacted by the operations of the properties we acquired in the 2019 Acquisition and negatively impacted by the suspension of our operations due to COVID-19. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows in the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings (loss) from operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 consisted of $0.4 million for slot machine purchases, $0.2 million in energy efficiency upgrades, and $0.4 million in gaming floor upgrades at our West Virginia property; $1.3 million for slot machine purchases, $0.4 million in other gaming equipment, $0.4 million in surveillance equipment, $0.6 million in a restaurant remodel, $0.6 million in a hotel remodel, $0.3 million to build employee housing in Caruthersville, and $0.9 million related to our hotel and land-based casino project at our Missouri properties; $0.1 million in building and improvements, $0.1 million for slot machine purchases and $0.2 million in server upgrades at our Colorado properties; $0.6 million to build employee housing in Cripple Creek; $0.3 million for RV stalls at Century Mile and $3.2 million in other fixed asset additions at our properties and $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary, offset by less than $0.1 million in proceeds from the Century Casino Calgary sale earn out and less than $0.1 million in proceeds from the sale of fixed assets.

Net cash used in investing activities for the year ended December 31, 2020 consisted of a $1.2 million payment related to the working capital adjustment in the 2019 Acquisition; $0.6 million for slot machine purchases at our Colorado properties; $0.1 million for slot chairs at CTL; $1.0 million for slot machine purchases, $0.2 million in rebranding signage, $1.8 million for player tracking systems and upgrades to the slot accounting systems, and $0.6 million in computer upgrades at our Missouri properties; $0.2 million for surveillance upgrades, $1.1 million for slot machine purchases, $0.2 million for racetrack reconditioning, and $0.3 million in computer upgrades at our West Virginia property; $0.5 million for table game equipment, $0.9 million in building updates, and $0.2 million in racetrack and barn updates at our Edmonton properties; $0.2 million for table game equipment at our Calgary properties; $0.3 million in casino improvements in Poland; and $2.5 million in other fixed asset additions at our properties; offset by $6.6 million from the sale of Century Casino Calgary, net of cash assumed by the buyer.

Net cash used in investing activities for the year ended December 31, 2019 consisted of $96.6 million related to the 2019 Acquisition, net of cash acquired; $15.0 million for construction costs related to the Century Mile project; $4.3 million related to leasehold improvements at the Marriott Hotel in Warsaw, Poland and additional assets for the casinos in Poland; $0.8 million in Colorado for slot machines, chairs and security upgrades; $1.2 million in Calgary for the building expansion at CDR and a bar at CAL; $0.3 million in Edmonton for new carpet and surveillance equipment at CRA; $2.3 million in other fixed asset additions at our properties; and $0.2 million used to acquire the non-controlling interest in CBS.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2021 consisted of $4.2 million in principal payments and a $0.8 million distribution to non-controlling interests in CDR, offset by $0.2 million from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2020 consisted of $4.2 million in proceeds from borrowings net of principal payments, offset by $0.9 million in deferred financing costs and a $0.2 million distribution to non-controlling interests in CDR.

Net cash provided by financing activities for the year ended December 31, 2019 consisted of $124.7 million in proceeds from borrowings net of principal repayments and $0.3 million from the exercise of stock options, offset by $10.1 million of deferred financing costs paid and $1.0 million in distributions to non-controlling interests in CBS and CPL.

Borrowings and Repayments of Long-term Debt and Lease Agreements

As of December 31, 2021, our total debt under bank borrowings and other agreements net of $7.7 million related to deferred financing costs was $181.5 million, of which $177.5 million was long-term debt and $4.0 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, CPL credit agreements and term loans with UniCredit Bank Austria AG (“UniCredit”). We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 6 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Net Debt was $81.4 million as of December 31, 2021 compared to $130.4 million as of December 31, 2020. The decrease in Net Debt was primarily due to a $44.4 million increase in cash and cash equivalents. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” above in this Item 7.

The following table lists the 2022 maturities of our debt:

Amounts in thousands
Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Term Loans	Century Downs Land Lease	Total
$1,700	$207	$2,051	$—	$3,958

Our Macquarie Credit Agreement matures in December 2026 at which time the $158.5 million principal balance will be due. We currently plan to refinance this debt as described below under “Potential Sources and Uses of Liquidity, and Short-Term and Long-Term Liquidity.”

Estimated interest payments based on principal amounts and expected maturities of long-term debt outstanding and management’s forecasted rates for our long-term debt agreements for the year ended December 31, 2022 are $13.0 million. Estimated interest payments do not reflect the impact of future foreign exchange rate changes. The estimate excludes the variable payments related to the CDR land lease and payments under the Master Lease.

The first option to purchase the land that is currently leased at CDR is on July 1, 2023.

The following table lists the amount of 2022 payments due under our operating and finance lease agreements and our Master Lease:

Amounts in thousands
Operating Leases	Finance Leases	Master Lease
$5,101	$40	$23,377

Cash payments related to the Master Lease were $25.3 million for the year ended December 31, 2021.

Common Stock Repurchase Program

The total amount remaining under our stock repurchase program was $14.7 million as of December 31, 2021. We did not repurchase any common stock in 2021, 2020 or 2019. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity, and Short-Term and Long-Term Liquidity

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

Impact of COVID-19

The COVID-19 pandemic had an adverse effect on our results of operations, financial condition and liquidity for 2020 and the first half of 2021. Between March 13, 2020 and March 17, 2020, we closed all of our casinos, hotels and other facilities to comply with quarantines issued by governments to contain the spread of COVID-19. Our Polish locations reopened on May 18, 2020, and our North American operations reopened between June 1, 2020 and June 17, 2020. Additional closures of our Canada and Poland casinos were required in December 2020 to comply with quarantines issued by governments. Our Poland casinos reopened in February 2021, closed in March 2021, and reopened again on May 28, 2021. Our Canada casino properties reopened on June 10, 2021. We estimate that the net cash outflows related to operations during the time they were fully suspended in the first two quarters of 2020 were, on average, approximately $8.0 million per month and that the net cash outflows related to Canada and Poland operations during the time they were fully suspended in 2021 were, on average, approximately $2.7 million per month. As described in “Results of Operations” above, our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located.

In March 2020, as a proactive measure to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed $9.95 million on our revolving credit facility with Macquarie and $7.4 million on our credit agreement with UniCredit. We repaid the Macquarie revolving credit facility in July 2020 except for a $50,000 letter of credit that we repaid in May 2021. The $7.4 million credit agreement with UniCredit was refinanced in June 2021 to a EUR 6.0 million term loan repayable through December 31, 2025. As of December 31, 2021 we had $10.0 million available to borrow on the Macquarie revolving credit facility. CPL’s PLN 5.0 million line of credit, which had no outstanding balance as of December 31, 2021, is available through April 28, 2022. See Note 6 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for further discussion of the Macquarie Credit Agreement and the UniCredit credit agreement, including discussion of an amendment to the Macquarie Credit Agreement that, among other things, waived compliance with a financial covenant under the Macquarie Credit Agreement.

The duration and impact of the COVID-19 pandemic remains uncertain. We cannot predict the negative impacts that COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19, governmental health and safety requirements and any future closures are expected to have a material impact on our business. We continue to monitor our liquidity and plan to make reductions to marketing and operating expenditures, where possible, if future government mandates or closures are required that would have an adverse impact on us.

Planned Projects, the Nugget Acquisition and Sources of Liquidity

Planned capital expenditures in 2022 include approximately $8.0 million in gaming equipment, renovations to various properties and security system upgrades. We are refurbishing a hotel near Century Casino Caruthersville at a cost of approximately $3.6 million. As of December 31, 2021, we have spent approximately $0.7 million on this project. We plan to move our Century Casino Caruthersville riverboat casino to a new land-based casino with a small hotel adjacent to and connected with the existing building and to build a hotel at our Cape Girardeau location. We estimate the projects will cost approximately $73.0 million and we plan to finance the costs of these projects with cash on hand, financing, or a combination of the two. As of December 31, 2021, we have spent approximately $1.0 million on these projects.

On February 22, 2022, we entered into a definitive agreement to purchase (i) 50% of the membership interests in PropCo, and (ii) 100% of the membership interests of OpCo. OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located. At the First Closing, which is expected to occur early in the second quarter of 2022, we will purchase 50% of the membership interests in PropCo for approximately $95.0 million (subject to certain adjustments) and PropCo will enter into a lease with OpCo for an annual rent of $15.0 million. Subject to approval from the Nevada Gaming Commission, our purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close within one year after the First Closing, at which point we will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo and have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105 million plus 2% per annum.

In connection with the Nugget Acquisition, we have received a commitment letter from Goldman Sachs Bank USA for (i) $350.0 million in senior secured term loan debt financing to support the Nugget Acquisition, refinance our existing debt under the Macquarie Credit Agreement and for general corporate purposes, and (ii) a $30.0 million senior secured revolving credit facility.

We may be required to raise additional capital to address our liquidity and capital needs or in connection with acquisitions or other development opportunities. We have a shelf registration statement with the SEC that became effective in July 2020 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $32.1 million of our total $107.8 million in cash and cash equivalents at December 31, 2021 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our consolidated financial statements.

Tax Act

During 2018, the Company completed its accounting of the one-time transition tax on undistributed and previously untaxed post-1986 foreign earnings and profits imposed by the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act permits a company to pay the one-time transition tax over eight years on an interest free basis. The remaining cash payments due related to the transition tax total $0.9 million and are expected to be paid $0.2 million in 2023, $0.3 million in 2024, and $0.4 million in 2025.

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

Property and Equipment – We have significant capital invested in our property and equipment, which represented approximately 71% of our total assets as of December 31, 2021. Judgments are made in determining whether an expenditure is a maintenance expense or a capital asset, the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. As of December 31, 2021, we have made no changes to our estimates related to useful lives.

We use judgment in estimating future cash flows when we review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. The accuracy of these estimates affects the carrying value of our property and equipment on our consolidated balance sheets. As of December 31, 2021, we believe that our investments in property and equipment are recoverable. For the year ended December 31, 2019, we wrote down the long-lived assets at CCB due to historical and forecast losses at the casino and charged $8.0 million to impairment – intangible and tangible assets on our consolidated statement of earnings (loss).

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

Our reporting units with goodwill balances as of December 31, 2021 are included within Canada and Poland reportable segments. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values. During 2020, as a result of the COVID-19 pandemic and associated closures of our casinos, we determined that goodwill was impaired related to certain reporting units. For information about the 2020 impairments, see Note 5 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. As of December 31, 2021, the estimated fair value of our CDR reporting unit exceeded its carrying value by 34%. Goodwill related to our CDR reporting unit was $0.1 million as of December 31, 2021. Key assumptions in the valuation of the CDR reporting unit relate to future earnings at CDR. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

Our Century Casinos and Casinos Poland trademarks and our casino licenses, with the exception of CPL, are indefinite-lived intangible assets and therefore are not amortized. The fair values are determined primarily using the multi-period excess earnings methodology (“MPEEM”) and the relief from royalty method under the income approach. For information about impairments in 2020 and 2019, see Note 5 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. As of December 31, 2021, the fair value of our indefinite-lived intangible assets at our CSA reporting unit was 11% in excess of its related carrying value. Intangible assets related to our CSA reporting unit were $9.6 million as of December 31, 2021. Key assumptions in the valuation of intangible assets at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

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

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, a valuation allowance of $10.2 million in the US and $10.1 million in foreign jurisdictions has been provided in recognition of these risks. If our assumptions change and it is determined that we will be able to realize tax benefits related to these deferred tax assets, we will realize a reduction in income tax expense in the year such valuation allowances are reversed. Management continues to monitor the profitability of the US operations, and the valuation allowance in the US may be released within the next 12 months. If this occurs, we would recognize a $10.2 million tax benefit for the year ended December 31, 2022.

The Tax Act created a new requirement that certain income earned by a controlled foreign corporation (“CFC”) referred to as global intangible low-taxed income (“GILTI”) must be included currently in the gross income of the CFC’s US shareholder. We have elected to account for GILTI in the year the tax is incurred as a current period expense and recorded net tax expense of $0.5 million for the year ended December 31, 2019. We did not record a net tax expense related to GILTI for the years ended December 31, 2021 and 2020.

Based on our estimate of future domestic cash generation, debt, liquidity position, and specific plans for reinvestment of foreign subsidiary earnings, there is no expected need for cash repatriation. Therefore, we continue to consider our foreign earnings indefinitely reinvested outside the United States, and no US taxes have been provided for.

See Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for additional discussion of the Tax Act.

Business Combinations – In accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), we record acquisitions using the acquisition method of accounting. We include the operating results in our consolidated results from the date of acquisition. We recognize and measure the identifiable assets acquired, liabilities assumed and any non-controlling interest acquired at fair value at the acquisition date. The valuation of intangible assets requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other things. If the subsequent projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. The valuation of intangible assets was determined using an income approach methodology. Our key assumptions used in valuing the intangible assets included projected future revenues, customer attrition rates and market recognition. The excess of total consideration transferred over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. Costs incurred as the result of acquisitions other than costs related to the issuance of debt are recorded in the period the costs are incurred.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2021. The majority of our $181.5 million face value of debt outstanding as of December 31, 2021 is variable-rate debt. Each one percentage point change associated with the variable rate debt would result in a $1.7 million change to our annual cash interest expenses.

Foreign Currency Exchange Risk

As a result of our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have assets and liabilities denominated in foreign currencies. Therefore, our earnings experience volatility related to movements in foreign currency exchange rates. We have not hedged against foreign currency exchange rate changes related to our international operations. Our foreign subsidiaries transact in their local currencies and hold the majority of their assets and liabilities in their local currency.

The majority of our foreign currency exposure is related to the US dollar versus the Canadian dollar and the Polish zloty. The assets and liabilities of our foreign subsidiaries that are measured in foreign currencies are translated at the applicable period-end exchange rate on our consolidated balance sheets. The resulting translation adjustment is included in accumulated other comprehensive loss as a component of shareholders’ equity. During the years ended December 31, 2021, 2020 and 2019, the change in the relative value of the US dollar against all foreign currencies in which our foreign subsidiaries operate resulted in a $0.5 million increase, ($3.4) million decrease, and ($5.0) million decrease in accumulated other comprehensive loss within shareholder’s equity, respectively.

We translate revenue and expenses at each period’s average exchange rate on our consolidated statement of earnings (loss) and the gains and losses from translation are included in the results of operations as incurred. A depreciation in the value of the US dollar in relation to all foreign currencies in which our foreign subsidiaries operate would increase the earnings from our foreign operations when translated into US dollars. The timing of the changes in the relative value of the US dollar combined with the operations that are impacted by that change can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our earnings from operations. In 2021, earnings from operations were $68.5 million. For the year ended December 31, 2021, a 10% depreciation in the value of the US dollar relative to the Canadian dollar and the Polish zloty would have resulted in an increase in earnings from operations of $0.5 million.

As of December 31, 2021, our debt is primarily held in US dollars.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Century Casinos, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 7, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

San Francisco, California

March 7, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

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

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference. Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2021 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,043,364 (2)	$5.22 (3)	2,530,614
Equity compensation plans not approved by security holders	—	—	—
Total	2,043,364	$5.22	2,530,614

(1)These plans consist of the 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which expired in June 2015, and the 2016 Equity Incentive Plan (the “2016 Plan”), which was approved by our stockholders on June 9, 2016.

(2)As of December 31, 2021, there were (i) 1,153,200 shares of our common stock issuable upon exercise of outstanding options issued under the 2005 Plan, (ii) 75,000 shares of our common stock issuable upon exercise of outstanding options issued under the 2016 Plan, and (iii) 815,164 performance stock units (the “PSUs”) issued under the 2016 Plan that, if and when vested, will be settled in shares of our common stock. The amount reported in the table assumes target level performance for the PSUs. Assuming maximum level performance for the PSUs, the number of shares of common stock would increase by 815,164.

(3)The weighted-average exercise price relates only to outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

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

2.2

Membership Interest Purchase Agreement, dated as of February 22, 2022, by and among Marnell Gaming, LLC, as seller, Century Nevada Acquisition, Inc., as buyer, and Century Casinos, Inc., as guarantor, is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 23, 2022.

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

10.8C

First Amending Agreement to Amended and Restated Credit Agreement, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc. and Bank of Montreal, effective September 30, 2015, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015.

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

10.8G

Second Amending Agreement, dated October 31, 2019, by and among Century Resorts Alberta Inc., Century Casino St. Albert Inc., Century Mile Inc. and Bank of Montreal, is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2019.

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

10.20*	Form of Century Casinos, Inc. Option Agreement is hereby incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 13, 2020.
(21) Subsidiaries of the Registrant
21†	Subsidiaries of the Registrant
(23) Consents of Experts and Counsel
23†	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
23.1†	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1†	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3†	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(32) Section 1350 Certifications
32.1††	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2††	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3††	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
(99) Additional Exhibits
99.1†	Governmental Regulation and Licensing.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

Date: March 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2022.

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

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Century Casinos, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2022 expressed “an unqualified opinion”.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Intangible Asset Impairment Analysis - Century Casino St. Albert

As of December 31, 2021, the Company had a $9.6 million indefinite-lived intangible asset related to Century Casino St. Albert.

The principal considerations for our determination that the impairment analysis of this indefinite-lived intangible asset is a critical audit matter are (i) the significant judgment by management when determining assumptions used in the fair value measurement of the asset, (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to forecasted revenue, EBITDA and discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

-F2-

Our audit procedures related to impairment analysis included the following, among others:

–we tested the design and operating effectiveness of the Company’s internal controls over the indefinite-lived assets impairment analysis process, including evaluation of the valuation models and significant assumptions used, and the completeness and accuracy of the underlying data used

–we tested the forecasted revenues and EBITDA by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends

–with the assistance of our valuation specialists, we assessed the discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

San Francisco, California
March 7, 2022

-F3-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Century Casinos, Inc.
Colorado Springs, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of earnings (loss), comprehensive income (loss), equity, and cash flows of Century Casinos, Inc. and subsidiaries (the "Company") for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
March 12, 2020

We began serving as the Company's auditor in 2013. In 2020 we became the predecessor auditor.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$107,821	$63,413
Receivables, net	9,414	8,237
Prepaid expenses	12,417	12,021
Inventories	1,443	1,660
Other current assets	1,163	1,020
Assets held for sale	8,422	8,271
Total Current Assets	140,680	94,622

Property and equipment, net	472,302	485,248
Leased right-of-use assets, net	28,383	34,074
Goodwill	10,347	10,901
Intangible assets, net	48,930	52,758
Deferred income taxes	555	861
Note receivable, net of current portion and unamortized discount	358	381
Deposits and other	1,803	1,915
Total Assets	$703,358	$680,760

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,958	$10,718
Current portion of operating lease liabilities	3,915	4,327
Current portion of finance lease liabilities	38	131
Accounts payable	12,651	12,857
Accrued liabilities	13,592	12,486
Accrued payroll	11,190	8,402
Taxes payable	15,089	10,766
Contingent liability (Note 16)	—	476
Total Current Liabilities	60,433	60,163

Long-term debt, net of current portion and deferred financing costs (Note 6)	177,526	173,832
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 7)	281,901	278,940
Operating lease liabilities, net of current portion	27,229	32,277
Finance lease liabilities, net of current portion	43	83
Taxes payable and other	2,954	5,608
Deferred income taxes	2,915	2,874
Total Liabilities	553,001	553,777
Commitments and Contingencies (Note 16)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,624,814 and 29,575,962 shares issued and outstanding	296	296
Additional paid-in capital	118,469	115,570
Retained earnings	29,289	8,667
Accumulated other comprehensive loss	(6,430)	(6,379)
Total Century Casinos, Inc. Shareholders' Equity	141,624	118,154
Non-controlling interests	8,733	8,829
Total Equity	150,357	126,983
Total Liabilities and Equity	$703,358	$680,760

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2021	2020	2019
Operating revenue:
Gaming	$331,877	$253,281	$176,866
Pari-mutuel, sports betting and iGaming	18,848	17,660	10,783
Hotel	8,286	5,910	2,521
Food and beverage	17,788	16,194	20,022
Other	11,707	11,223	8,035
Net operating revenue	388,506	304,268	218,227
Operating costs and expenses:
Gaming	161,119	131,563	92,749
Pari-mutuel, sports betting and iGaming	19,735	19,301	13,313
Hotel	2,360	2,125	906
Food and beverage	16,523	15,962	19,482
General and administrative	93,489	80,246	69,667
Depreciation and amortization	26,762	26,534	10,843
Impairment - intangible and tangible assets	—	35,121	16,486
(Gain) on sale of casino operations (Note 1)	—	(6,457)	—
Total operating costs and expenses	319,988	304,395	223,446
Loss from equity investment	—	—	(1)
Earnings (loss) from operations	68,518	(127)	(5,220)
Non-operating (expense) income:
Interest income	174	6	21
Interest expense	(42,832)	(43,104)	(8,250)
Gain (loss) on foreign currency transactions, cost recovery income and other	2,289	(63)	1,482
Non-operating (expense) income, net	(40,369)	(43,161)	(6,747)
Earnings (loss) before income taxes	28,149	(43,288)	(11,967)
Income tax expense	(6,371)	(4,848)	(4,174)
Net earnings (loss)	21,778	(48,136)	(16,141)
Net (earnings) loss attributable to non-controlling interests	(1,156)	134	(3,014)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$20,622	$(48,002)	$(19,155)

Earnings (loss) per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.70	$(1.62)	$(0.65)
Diluted	$0.66	$(1.62)	$(0.65)
Weighted average shares outstanding - basic	29,593	29,559	29,452
Weighted average shares outstanding - diluted	31,388	29,559	29,452

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year
	ended December 31,
Amounts in thousands	2021	2020	2019

Net earnings (loss)	$21,778	$(48,136)	$(16,141)

Other comprehensive income (loss)
Foreign currency translation adjustments	(495)	3,415	4,975
Other comprehensive (loss) income	(495)	3,415	4,975
Comprehensive income (loss)	$21,283	$(44,721)	$(11,166)

Comprehensive income (loss) attributable to non-controlling interests
Net (earnings) loss attributable to non-controlling interests	(1,156)	134	(3,014)
Foreign currency translation adjustments	444	(352)	(174)
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$20,571	$(44,939)	$(14,354)

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	For the year
	ended December 31,
Amounts in thousands, except for share information	2021	2020	2019
Common Stock
Balance, beginning of period	$296	$295	$294
Exercise of options	—	—	1
Performance stock unit issuance	—	1	—
Balance, end of period	296	296	295

Additional Paid-in Capital
Balance, beginning of period	$115,570	$115,784	$114,214
Amortization of stock-based compensation	2,652	(214)	1,303
Exercise of options	247	—	267
Balance, end of period	118,469	115,570	115,784

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(6,379)	$(9,442)	$(14,243)
Foreign currency translation adjustment	(51)	3,063	4,801
Balance, end of period	(6,430)	(6,379)	(9,442)

Retained Earnings
Balance, beginning of period	$8,667	$56,669	$76,056
Net earnings (loss)	20,622	(48,002)	(19,155)
Cumulative effect of accounting change (1)	—	—	(232)
Balance, end of period	29,289	8,667	56,669

Total Century Casinos, Inc. Shareholders' Equity	$141,624	$118,154	$163,306

Noncontrolling Interests
Balance, beginning of period	$8,829	$8,769	$7,062
Net earnings (loss)	1,156	(134)	3,014
Foreign currency translation adjustment	(444)	352	174
Distribution to non-controlling interest	(808)	(158)	(989)
Cumulative effect of accounting change (1)	—	—	(49)
Changes in non-controlling interest (2)	—	—	(443)
Balance, end of period	8,733	8,829	8,769

Total Equity	$150,357	$126,983	$172,075

Common shares issued	48,852	75,635	61,148

(1)In January 2019, the Company recognized the cumulative effect of the accounting change related to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842). The Company used the alternative modified retrospective method, also known as the transition relief method, which did not require the restatement of prior periods and instead recognized a $0.3 million cumulative effect adjustment to retained earnings upon transition.

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

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2021	2020	2019

Cash Flows provided by Operating Activities:
Net earnings (loss)	$21,778	$(48,136)	$(16,141)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	26,762	26,534	10,843
Lease amortization	4,037	3,661	5,904
Loss on disposition of fixed assets	389	24	902
Adjustment of contingent liability (Note 16)	(436)	51	(484)
Unrealized loss on interest rate swaps	—	—	169
Amortization of stock-based compensation expense	2,652	(214)	1,303
Amortization of deferred financing costs and discount on note receivable	1,565	1,614	551
Impairment (Note 4, Note 5)	—	35,121	16,486
Gain on deconsolidated subsidiary, excluding cash (Note 1)	—	(7,848)	—
Gain on sale of operations (Note 1)	—	(6,457)	—
Deferred taxes	345	3,448	110
Other	—	1	17
Changes in Operating Assets and Liabilities:
Receivables, net	(1,218)	2,502	(1,462)
Prepaid expenses and other assets	(473)	(1,250)	(4,492)
Accounts payable	(4,939)	4,640	(4,319)
Other current and long-term liabilities	2,995	(4,201)	5,417
Inventories	192	349	(80)
Other operating liabilities	—	—	(1,282)
Accrued payroll	2,944	(4,970)	2,819
Taxes payable	2,597	4,136	2,519
Net cash provided by operating activities	59,190	9,005	18,780

Cash Flows used in Investing Activities:
Purchases of property and equipment	(10,012)	(10,705)	(24,038)
Acquisition of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville (Note 3)	—	(1,157)	(96,629)
Acquisition of non-controlling interest of Century Bets!, Inc. (Note 1)	—	—	(44)
Proceeds from disposition of assets	44	—	—
Century Casino Calgary sale (Note 1)	(75)	6,575	—
Century Casino Calgary sale earn out	51	—	—
Note receivable proceeds	—	—	25
Net cash used in investing activities	(9,992)	(5,287)	(120,686)

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
Amounts in thousands	2021	2020	2019

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	—	17,351	186,217
Principal payments	(4,152)	(13,188)	(61,546)
Payment of deferred financing costs	—	(876)	(10,080)
Distribution to non-controlling interest	(808)	(158)	(989)
Proceeds from exercise of stock options	247	—	267
Net cash (used in) provided by financing activities	(4,713)	3,129	113,869

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(121)	$1,190	$(2,607)

Increase in Cash, Cash Equivalents and Restricted Cash	$44,364	$8,037	$9,356

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$63,677	$55,640	$46,284
Cash, Cash Equivalents and Restricted Cash at End of Period	$108,041	$63,677	$55,640

Supplemental Disclosure of Cash Flow Information:
Interest paid	$39,025	$38,832	$6,500
Income taxes paid	$6,025	$2,607	$3,019
Income tax refunds	$1,049	$1,242	$—

Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,882	$867	$1,140

See notes to consolidated financial statements.

-F10-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of December 31, 2021 are detailed below.

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

(2)CMR leases the land on which the racetrack and Racing and Entertainment Centre (“REC”) are located.

As of December 31, 2021, the Company operated Century Sports (“CAL”), a sports bar, bowling and entertainment facility located in Calgary, Canada. In addition, the Company leased underlying real estate to a casino operator. On February 10, 2022, the Company sold the real estate, transferred the lease agreement for the casino premises to the buyer, and ceased operating Century Sports. See below in Note 1 for additional information about CAL.

Mountaineer, Cape Girardeau and Caruthersville (the “Acquired Casinos”) were acquired on December 6, 2019 from Eldorado Resorts, Inc. (“Eldorado Resorts”) (the “2019 Acquisition”). See Note 3 for additional information about the Acquired Casinos and the 2019 Acquisition.

Through August 2021, the Company operated the pari-mutuel off-track betting network in southern Alberta, Canada through Century Bets!, Inc. (“CBS” or “Century Bets”). In September 2021, the Company transferred these contracts to Century Mile. Prior to August 2019, the Company had a 75% controlling financial interest in CBS through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”). In August 2019, the Company purchased the remaining 25% non-controlling financial interest from Rocky Mountain Turf Club for CAD 0.2 million ($0.2 million based on the exchange rate in effect on August 5, 2019), resulting in CBS becoming a wholly-owned subsidiary.

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

•The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). As of December 31, 2021, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

The Company has the following concession agreements:

•As of December 31, 2021, the Company had a concession agreement with TUI Cruises for two ship-based casinos. From March 2020 to June 2021, neither casino operated due to the coronavirus (“COVID-19”) pandemic. Only one ship-based casino is currently operating. The Company’s agreement to operate that ship-based casino ends in the second quarter of 2022 and the Company’s agreement to operate other ship-based casino ends in the second quarter of 2023. In May 2021, a concession agreement with TUI Cruises for two other ship-based casinos ended.

-F11-

Recent Developments Related to COVID-19

The COVID-19 pandemic had an adverse effect on the Company’s 2020 results of operations and financial condition, and adversely impacted the Company’s results of operations to a lesser extent in 2021 because the Company’s United States properties were open and operating during 2021. The table below provides a summary of the time periods in which the Company’s casinos, hotels and other facilities were closed to comply with quarantines issued by governments to contain the spread of COVID-19. The Company’s casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. The Company’s operations in the United States and Poland have limited health and safety requirements for entry.

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

Other Projects and Developments

Nugget Casino Resort in Sparks, Nevada

On February 22, 2022, the Company entered into a definitive agreement with Marnell Gaming, LLC (“Marnell”), pursuant to which a newly formed subsidiary of the Company will purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, LLC (“PropCo”), and (ii) 100% of the membership interests in Nugget Sparks, LLC (“OpCo”). OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located. At the First Closing (as defined below), PropCo will enter into a lease with OpCo for an annual rent of $15.0 million.

The Company will purchase 50% of the membership interests in PropCo for approximately $95.0 million (subject to certain adjustments) at the first closing, which is expected to occur early in the second quarter of 2022 (the “First Closing”). Subject to approval from the Nevada Gaming Commission, the Company’s purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close within one year after the First Closing (the “Second Closing”). Following the Second Closing, the Company will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. The Company also will have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105 million plus 2% per annum.

Caruthersville Hotel

On July 16, 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms by mid-2022. As of December 31, 2021, the Company has spent $0.6 million on this project.

-F12-

Missouri

The Company plans to build hotels at its Cape Girardeau and Caruthersville locations. The hotel at Cape Girardeau is planned as a seven story building with 76,000 square feet. The hotel project has been approved by the City of Cape Girardeau. Additional state and local approvals from other agencies will also be required. Construction is expected to start in the summer of 2022 with completion expected in late 2023.

The new land-based casino at Century Casino Caruthersville will be located on the protected side of the Caruthersville floodwall. It is adjacent to the property’s existing Pavilion building, which will feature the hotel lobby, a restaurant, a bar, a lounge, multi-purpose meeting rooms and offices. The gaming spaces will initially offer 650 slot machines, table games, a restaurant and a bar. In addition, the new casino will also have the possibility of an expansion for up to an additional 140 slot machines. The hotel will include 38 rooms. The Missouri Gaming Commission gave preliminary approval for the casino project on December 1, 2021. Additional state and local approvals will be required, including the final regulatory approval from the Missouri Gaming Commission once the new casino construction project is completed. Pending resolution of the City of St. Louis lawsuit, construction is expected to start in the summer of 2022 with completion expected in mid-2024.

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. The Company plans to move the casino from the riverboat to a new land-based casino. As of December 31, 2021, the Company has spent $1.0 million on these projects. There is a lawsuit pending filed by the City of St. Louis to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. The portion of the project in Caruthersville is delayed pending a resolution of the lawsuit or a stand-alone bill amending the definition of a floating facility. The estimated cost of the projects is $73.0 million. The Company plans to finance the cost of the projects with cash on hand, financing or a combination of the two.

Terminated Projects

Century Casino Calgary

On August 5, 2020, the Company announced that it had entered into a definitive agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The Company received the CAD 10.0 million at the execution of the definitive agreement. The sale transaction closed on December 1, 2020. The Company recognized a gain on the sale of the casino operations of CAD 8.4 million ($6.5 million based on the exchange rate in effect on December 1, 2020), after giving effect to working capital and other adjustments. In December 2020, the Company entered into a three year lease agreement of the casino premises with the purchaser for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on December 31, 2021).

After the sale, the Company continued to operate Century Sports, a sports bar, bowling and entertainment facility, and own the underlying real estate. In January 2022, the Company announced that it had entered into an agreement to sell the land and building in Calgary for CAD 8.1 million ($6.5 million based on the exchange rate on January 12, 2022). The transaction closed on February 10, 2022, at which time the Company transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports. As of December 31, 2021, the assets held for sale included $4.8 million in land and $3.6 million in buildings and improvements, net of accumulated depreciation. Century Sports is included in the Canada reportable segment.

Century Casino Bath

In March 2020, Century Casino Bath was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. Under Accounting Standards Codification (“ASC”) 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, when a subsidiary is in legal reorganization or files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. The Company will not regain control of CCB and determined that it was appropriate to deconsolidate CCB effective as of May 6, 2020. As a result of the deconsolidation, the Company recognized a gain of $7.4 million in general and administrative expenses on its consolidated statement of earnings (loss) for the year ended December 31, 2020. Prior to the deconsolidation, the Company impaired the assets related to CCB and wrote-down $16.5 million during the fourth quarter of 2019.

-F13-

Mendoza Central Entretenimientos S.A.

The Company, through its subsidiary CRM, had a 7.5% ownership interest in Mendoza Central Entretenimientos S.A, an Argentina company (“MCE”), which leases slot machines and provides related services to Casino de Mendoza, a casino located in Mendoza, Argentina that is owned by the Province of Mendoza. The casino closed in March 2020 due to COVID-19 and reopened in November 2020. In March 2020, the Company assessed the MCE investment due to COVID-19. The investment was valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in no value, and (ii) a value in exchange basis which resulted in no value due to the circumstances of COVID-19. The Company charged $1.0 million to impairment – intangible and tangible assets in the Corporate and Other segment on the Company’s consolidated statement of earnings (loss) for the year ended December 31, 2020 and wrote-down a $0.3 million receivable related to MCE due to assessments made related to the impact of COVID-19 on MCE. In November 2021, CRM sold its ownership interest in MCE for nominal consideration. In addition, a consulting services agreement between CRM and MCE was terminated.

Golden Hospitality Ltd.

The Company, through its subsidiary CRM, had a 51% ownership interest in Golden Hospitality Ltd. (“GHL”), an entity that invested in Minh Chau Ltd. (“MCL”), owner of a hotel, entertainment and gaming club in Vietnam. The Company accounted for GHL’s interest in MCL as an equity investment. The Company sold its interest in GHL to the unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. The Company recognized a loss on the sale of its investment of less than $0.1 million in general and administrative expenses on its consolidated statement of earnings (loss) for the year ended December 31, 2019. The Company derecognized the equity investment in MCL on its consolidated balance sheets as a result of the sale. The sale of the Company’s equity interest in GHL also ended its related equity interest in Minh Chau Ltd. (“MCL”).

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

Recently Adopted Accounting Pronouncements – The Company has recently adopted the following accounting pronouncements:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is (i) to simplify the accounting for income taxes by removing certain exceptions, and updating certain requirements, and (ii) to make minor codification improvements for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Pending Adoption – The Company has not yet adopted the following accounting pronouncements as of December 31, 2021:

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

-F14-

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) (“ASU 2021-08”). The objective of ASU 2021-08 is to address diversity in practice and inconsistency related to (i) recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the adoption of this standard in connection with its pending acquisition of PropCo and OpCo.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited consolidated financial statements or notes thereto.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	December 31,	December 31,
Amounts in thousands	2021	2020
Cash and cash equivalents	$107,821	$63,413
Restricted cash included in deposits and other	220	264
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$108,041	$63,677

For each of the years ended December 31, 2021 and 2020, restricted cash included $0.2 million in deposits related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits related to an insurance policy.

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. See Note 4 for additional information about the Company’s property and equipment, including the impairment recorded in the year ended December 31, 2019.

Goodwill – Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Note 5 for additional information about the Company’s goodwill, including the impairments recorded in the year ended December 31, 2020.

-F15-

Intangible Assets – Identifiable intangible assets include trademarks, player’s club lists and casino licenses. The Company has determined that the trademarks and casino licenses, with the exception of the trademark related to MTR and the casino licenses related to CPL, are indefinite-lived intangible assets and are therefore not amortized. The Company’s casino licenses related to CPL, the trademark related to MTR and the player’s club lists are finite-lived intangible assets and are amortized over their respective useful lives. See Note 5 for additional information about the Company’s intangible assets, including the impairments recorded in the years ended December 31, 2020 and 2019.

Financing Obligation with VICI PropCo – The Company and subsidiaries of VICI PropCo entered into a triple net lease agreement (the “Master Lease”) concurrently with the 2019 Acquisition. The Master Lease was evaluated as a sale-leaseback of real estate. The Company determined that the Master Lease did not qualify for sale-leaseback accounting and accounted for the transaction as a financing obligation based on the fair value of the real estate assets subject to the Master Lease (see Note 7). As a financing obligation, the Company continues to reflect the real estate assets on its consolidated balance sheets as if the Company were the legal owner and continues to recognize depreciation expense over the estimated useful lives. The Company does not recognize rent expense related to these leased assets; instead, a portion of the periodic payment under the Master Lease is recognized as interest expense with the remainder of the payment reducing the failed sale-leaseback financing obligation using the effective interest method. In the initial periods, cash payments are less than the interest expense recognized in the consolidated statements of earnings (loss), which causes the financing obligation to increase during the initial years of the lease term.

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

The exchange rates to the US dollar used to translate balances for the reported periods are as follows:

	As of December 31,	As of December 31,
Ending Rates	2021	2020
Canadian dollar (CAD)	1.2678	1.2732
Euros (EUR)	0.8810	0.8157
Polish zloty (PLN)	4.0492	3.7136
British pound (GBP)	0.7400	0.7325

	For the year
	ended December 31,			% Change
Average Rates	2021	2020	2019	2021/2020	2020/2019
Canadian dollar (CAD)	1.2537	1.3412	1.3268	6.5%	(1.1%)
Euros (EUR)	0.8456	0.8776	0.8934	3.6%	1.8%
Polish zloty (PLN)	3.8608	3.8989	3.8378	1.0%	(1.6%)
British pound (GBP)	0.7270	0.7798	0.7836	6.8%	0.5%
Source: Pacific Exchange Rate Service

Comprehensive Loss – Comprehensive loss includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

-F16-

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

Hotel accommodations and food and beverage furnished without charge, coupons and downloadable credits provided to customers to entice play are considered marketing incentives to induce play and are presented as a reduction to gaming revenue at their retail value on the date of redemption. Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The value of the points is offset against the revenue in the period in which the points were earned. Marketing incentives and player club points provided to gaming customers allocated to gaming revenue were $39.0 million, $30.3 million and $15.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company records a liability based on the redemption value of the player club points earned with an estimate for breakage, and records a corresponding reduction in gaming revenue. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets.

Hotel, Food and Beverage, Bowling and Other Sales

Goods and services provided include hotel room rentals, food and beverage sales, bowling lane rentals and retail sales. Revenue is recognized over time as specified in the contract; however, the majority of the contracts are satisfied on the same day and revenue is recognized on the date of the sale. Revenue that is collected before the date of sale is recorded as deferred revenue. In the normal course of business, the Company does not accept product returns. The Company excludes taxes assessed by a governmental authority and collected by the Company from the transaction price.

Pari-Mutuel

Pari-mutuel revenue involves wagers on horse racing. The Company facilitates wagers on horse racing through live racing at the Company’s racetrack, off-track betting parlors at the Company’s casinos, and the operation of the Alberta off-track betting network. The Company has determined that it is the principal in the performance obligations through which amounts are wagered on horse races run at the Company’s racetrack. For these performance obligations, the Company records revenue as the commission retained on wagers with revenue recognized on the date of the wager. The Company has determined that it is acting as the agent for all wagers placed through the Company’s off-track betting parlors and the off-track betting network. For these performance obligations, the Company records pari-mutuel revenue as the commission retained on wagers less the expense for host fees to the host racetrack with revenue recognized on the date of the wager. Expenses related to licenses and HRA levies are expensed in the same month as revenue is recognized. The Company takes future bets for the Kentucky Derby only and recognizes wagers on the Kentucky Derby as deferred revenue.

Sports Betting and iGaming

Sports betting revenue involves wagers on sporting events and iGaming revenue involves wagers on casino games through an online platform. The Company has partnered with sports betting operators at its Colorado and West Virginia casinos and an iGaming operator at its West Virginia casino. The Company receives a share of net gaming revenue and a minimum revenue guarantee each year from the sports betting and iGaming operators. The Company has determined that it is acting as the agent in its sports betting and iGaming transactions.

Management and Consulting Fees

The Company’s consulting services agreement with MCE was terminated in November 2021. Prior to termination, revenue from the agreement was recorded monthly as services were provided. Payments were typically due within 30 days of the month to which the services relate. The agreed upon price in the contract did not contain variable consideration.

-F17-

Promotional Allowances –The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. For the years ended December 31, 2021, 2020, and 2019, the estimated direct cost of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2021	2020	2019
Hotel	$293	$248	$77
Food and beverage	1,789	1,775	1,472
	$2,082	$2,023	$1,549

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is reduced by points not expected to be redeemed (breakage) and included in accrued liabilities on the Company’s consolidated balance sheets. The outstanding balance of this liability on the Company’s consolidated balance sheets was $1.0 million as of December 31, 2021 and 2020.

Stock-Based Compensation – Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option pricing model for all non-performance option grants and the Monte Carlo option pricing model for all performance stock unit grants related to total shareholder return to determine the fair value of all such grants. See Note 12.

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $2.3 million, $2.6 million and $3.4 million in the years ended December 31, 2021, 2020 and 2019, respectively, and are included in gaming expenses on the Company’s consolidated statement of earnings (loss).

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

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2021	2020	2019
Weighted average common shares, basic	29,593	29,559	29,452
Dilutive effect of stock options	1,795	—	—
Weighted average common shares, diluted	31,388	29,559	29,452

The following stock options are anti-dilutive and have not been included in the weighted-average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2021	2020	2019
Stock options	2,572	1,272	1,630

-F18-

Business Combinations – In accordance with ASC 805, “Business Combinations” (“ASC 805”), acquisitions are recorded using the acquisition method of accounting. The Company includes the operating results of acquired entities from their date of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to timing and amounts of future cash flows, discount rates, market prices and asset lives, among other things. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.

Government Wage Subsidies – In April 2020, the Canadian government enacted the Canada Emergency Wage Subsidy as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. The Company elected to treat qualified government subsidies for the Canada segment as offsets to the related operating expenses. During the years ended December 31, 2021 and 2020, qualified payroll credits reduced the Canada segment’s operating expenses by CAD 3.1 million ($2.5 million based on the exchange rate in effect on December 31, 2021) and CAD 7.4 million ($5.5 million based on the exchange rate in effect on December 31, 2020), respectively. In November 2020, the Canadian government enacted the Canada Emergency Rent Subsidy as a result of COVID-19 to help subsidize rent for businesses experiencing a drop in revenue for a limited period. The qualified government rent subsidies reduced operating expenses by CAD 1.6 million ($1.3 million based on the average exchange rate for the year ended December 31, 2021) and CAD 0.5 million ($0.4 million based on the average exchange rate for the year ended December 31, 2020). Wage credits and subsidies were also offered by the US and Polish governments but were immaterial.

3. ACQUISITIONS

On December 6, 2019, the Company completed the 2019 Acquisition of the operations of the Acquired Casinos from Eldorado Resorts. Immediately prior to the 2019 Acquisition, the real estate assets underlying the Acquired Casinos were sold to an affiliate of VICI PropCo. On the closing date, certain subsidiaries of the Company and subsidiaries of VICI PropCo entered into the “Master Lease” for the three Acquired Casino properties. See Note 7 for additional information about the Master Lease.

The Company paid for the 2019 Acquisition using a portion of the $180.0 million credit facility from Macquarie (see Note 6). The total consideration of $389.6 million (the “Purchase Price”) for the 2019 Acquisition was paid through the Macquarie Credit Agreement and by VICI PropCo in connection with its purchase of the real estate assets underlying the Acquired Casinos.

In connection with the 2019 Acquisition, the Company made an initial payment to the seller of $110.7 million on December 6, 2019. This amount included a base price of $107.2 million plus an adjustment based on the estimated working capital of the acquired entities at closing. The Company paid $1.2 million on May 22, 2020 related to the working capital adjustment.

As of December 6, 2019, the Company began consolidating the Acquired Casinos as wholly-owned subsidiaries.

•CCG contributed:

-$73.6 million in net operating revenue and $15.3 million in net earnings attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2021;

-$49.5 million in net operating revenue and ($22.8) million in net losses attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2020; and

-$4.6 million in net operating revenue and $0.6 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019.

•CCV contributed:

-$49.4 million in net operating revenue and $13.1 million in net earnings attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2021;

-$30.0 million in net operating revenue and ($8.5) million in net losses attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2020; and

-$2.8 million in net operating revenue and $0.4 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019.

•MTR contributed

-$115.0 million in net operating revenue and $6.2 million in net earnings attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2021;

-$90.2 million in net operating revenue and ($5.9) million in net losses attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2020; and

-$8.7 million in net operating revenue and $0.4 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2019.

-F19-

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.3 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively, in connection with the 2019 Acquisition. These costs include investment banking, legal and accounting fees and have been recorded as general and administrative expenses in the Corporate and Other segment.

Ancillary Agreements

In connection with the 2019 Acquisition, the Company and the sellers entered into a transition services agreement, under which the sellers agreed to provide the Company with certain transitional services following the 2019 Acquisition. The agreement compensated the sellers for services following the 2019 Acquisition as performed by employees at stated hourly rates. Fees incurred under the agreement recorded as general and administrative expenses in the Corporate and Other segment amounted to $0.4 million and less than $0.1 million during the years ended December 31, 2020 and 2019, respectively, and in the United States segment amounted to $0.2 million during the year ended December 31, 2020. The sellers did not provide any services in 2021 and the Company does not anticipate any additional transitional services will be provided.

Acquisition-Related Contingencies

Each of the acquired entities is a party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before December 6, 2019. Estimated losses have been accrued as of the 2019 Acquisition date for these proceedings in accordance with ASC Topic 450, Contingencies (“ASC 450”), which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition, and those estimated losses are not expected to have a material impact on its results of operations. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. The Company accrued $0.5 million and $0.6 million related to these contingencies to accrued liabilities on its consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the 2019 Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the 2019 Acquisition for the year ended December 31, 2019 including (i) removal of acquisition costs reported by the Company, (ii) pro forma adjustments to record the removal of interest expense related to the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”), (iii) pro forma adjustments to record interest expense related to the Macquarie Credit Agreement and Master Lease, (iv) pro forma adjustments to record depreciation for assets acquired in the 2019 Acquisition, and (v) an estimated tax impact. This pro forma information is not necessarily indicative of the combined results of operations that actually would have been realized had the 2019 Acquisition been consummated during the periods for which the pro forma information is presented, or of future results. For the purposes of this table, financial information has been provided through December 31, 2019 for the Acquired Casinos and the Company.

For the year ended
Amounts in thousands, except for per share information	December 31, 2019
Net operating revenue	$422,716
Net loss attributable to Century Casinos, Inc. shareholders	$(13,588)
Basic and diluted loss per share	$(0.46)

-F20-

4.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and 2020 consisted of the following:

	December 31,
Amounts in thousands	2021	2020
Land	$49,948	$49,928
Buildings and improvements	450,280	448,574
Gaming equipment	41,523	40,062
Furniture and non-gaming equipment	46,896	44,817
Property and equipment held under finance leases (Note 9)	424	552
Capital projects in process	4,086	855
	$593,157	$584,788
Less: accumulated depreciation	(112,433)	(91,269)
Less: assets held for sale	(8,422)	(8,271)
Property and equipment, net	$472,302	$485,248

Depreciation expense was $23.1 million, $22.9 million and $10.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2019, the Company wrote down the leasehold improvements and other assets at CCB based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England. The assets were valued using the following approaches: (i) income approach utilizing the business enterprise value which resulted in negative value, and (ii) a value in exchange basis which resulted in no value for the assets due to the market for gaming in the United Kingdom. As a result of the valuation, the Company charged $8.0 million to impairment – intangible and tangible assets in the Corporate and Other segment on the Company’s consolidated statement of earnings (loss) for the year ended December 31, 2019. No long-lived asset impairment charges were recorded for the years ended December 31, 2021 and 2020.

In December 2020, the Company began to market the sale of the land and building that it owns in Calgary, Alberta, Canada. In January 2022, the Company signed an agreement to sell the real estate and the sale occurred in February 2022. Until the sale, the Company operated Century Sports from this location and leased a portion of the land and building. The assets held for sale include $4.8 million in land and $3.6 million in building and improvements, net of accumulated depreciation.

5.  GOODWILL AND INTANGIBLE ASSETS

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of December 31, 2021 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the MPEEM and the relief from royalty method under the income approach.

-F21-

During the first quarter of 2020, as a result of the COVID-19 pandemic and associated closure of its casinos, the Company concluded these triggering events could indicate possible impairment of its goodwill and indefinite-lived intangible assets. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill and casino licenses related to certain reporting units were impaired. During the second quarter of 2020, the Company paid an additional $1.2 million related to the working capital adjustment for the 2019 Acquisition that resulted in additional goodwill. This amount was subsequently impaired in the same period. The Company recorded $34.1 million to impairment – intangible and tangible assets on its consolidated statement of earnings (loss) for the year ended December 31, 2020 related to the impairment of its goodwill and casino licenses for certain reporting units. The impairment analysis required management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

The Company impaired the casino license at Century Casino Bath in December 2019 based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the regulatory environment for casinos in England. As a result, the Company impaired $1.2 million related to the CCB license and recorded it to impairment – intangible and tangible assets in the Corporate and Other segment on the Company’s consolidated statement of earnings (loss) for the year ended December 31, 2019.

Goodwill

Changes in the carrying value of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2020	$18,629	$7,550	$6,757	$32,936
Acquisitions	1,157	—	—	1,157
Currency translation	—	(165)	134	(31)
Gross carrying value December 31, 2020	19,786	7,385	6,891	34,062
Currency translation	—	17	(571)	(554)
Gross carrying value December 31, 2021	19,786	7,402	6,320	33,508

Accumulated impairment losses January 1, 2020	—	—	—	—
Impairments	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses December 31, 2020	(19,786)	(3,375)	—	(23,161)
Impairments	—	—	—	—
Accumulated impairment losses December 31, 2021	(19,786)	(3,375)	—	(23,161)

Net carrying value at December 31, 2020	$—	$4,010	$6,891	$10,901
Net carrying value at December 31, 2021	$—	$4,027	$6,320	$10,347

-F22-

Intangible Assets

Intangible assets at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2021	2020
Finite-lived
Casino licenses	$2,768	$3,019
Less: accumulated amortization	(1,749)	(1,404)
	1,019	1,615
Trademarks	2,368	2,368
Less: accumulated amortization	(494)	(257)
	1,874	2,111
Players club lists	20,373	20,373
Less: accumulated amortization	(6,063)	(3,153)
	14,310	17,220
Total finite-lived intangible assets, net	17,203	20,946
Indefinite-lived
Casino licenses	30,112	30,061
Trademarks	1,615	1,751
Total indefinite-lived intangible assets	31,727	31,812
Total intangible assets, net	$48,930	$52,758

Trademarks

The Company currently owns three trademarks, the Century Casinos trademark, the Mountaineer trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that the Mountaineer trademark, reported in the United States segment, has a useful life of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name. The trademark will be amortized over its useful life. Costs incurred to renew trademarks that are finite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statement of earnings (loss). Changes in the carrying amount of the Mountaineer trademark are as follows:

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at December 31, 2021
United States	$2,111	$(237)	$1,874

Amounts in thousands	Balance at January 1, 2020	Amortization	Balance at December 31, 2020
United States	$2,349	$(238)	$2,111

As of December 31, 2021, estimated amortization expense for the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2022	$237
2023	237
2024	237
2025	237
2026	237
Thereafter	689
$1,874

The weighted-average amortization period of the Mountaineer trademark is 7.9 years.

-F23-

Trademarks: Indefinite-Lived

The Company has determined the Casinos Poland trademark, reported in the Poland segment, and the Century Casinos trademark, reported in the Corporate and Other segment, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s consolidated statement of earnings (loss). Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2021	Currency translation	Balance at December 31, 2021
Poland	$1,643	$(136)	$1,507
Corporate and Other	108	—	108
	$1,751	$(136)	$1,615

Amounts in thousands	Balance at January 1, 2020	Currency translation	Balance at December 31, 2020
Poland	$1,611	$32	$1,643
Corporate and Other	108	—	108
	$1,719	$32	$1,751

Casino Licenses: Finite-Lived

As of December 31, 2021, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2021	Amortization	Currency translation	Balance at December 31, 2021
Poland	$1,615	$(485)	$(111)	$1,019

Amounts in thousands	Balance at January 1, 2020	Amortization	Currency translation	Balance at December 31, 2020
Poland	$2,078	$(481)	$18	$1,615

As of December 31, 2021, estimated amortization expense for the Casinos Poland casino licenses over the next five years was as follows:

Amounts in thousands
2022	$449
2023	385
2024	158
2025	27
$1,019

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 2.1 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

-F24-

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission and the West Virginia Lottery Commission and held in the Canada segment from the AGLC and the HRA are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statement of earnings (loss). Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2021	Impairment	Currency translation	Balance at December 31, 2021
United States	$17,962	$—	$—	$17,962
Canada	12,099	—	51	12,150
	$30,061	$—	$51	$30,112

Amounts in thousands	Balance at January 1, 2020	Impairment	Currency translation	Balance at December 31, 2020
United States	$28,922	$(10,960)	$—	$17,962
Canada	11,860	—	239	12,099
	$40,782	$(10,960)	$239	$30,061

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

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at December 31, 2021
United States	$17,220	$(2,910)	$14,310

Amounts in thousands	Balance at January 1, 2020	Amortization	Balance at December 31, 2020
United States	$20,133	$(2,913)	$17,220

As of December 31, 2021, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2022	$2,910
2023	2,910
2024	2,910
2025	2,910
2026	2,670
$14,310

The weighted-average amortization period for the player’s club lists is 4.9 years.

-F25-

6.  LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2021 and 2020 consisted of the following:

Amounts in thousands	December 31, 2021		December 31, 2020
Credit agreement - Macquarie	$166,600	6.70%	$168,300	6.72%
Credit agreements - CPL	207	2.12%	1,296	2.61%
UniCredit term loans	6,994	2.55%	1,502	2.05%
UniCredit agreement	—	—	7,400	2.60%
Financing obligation - CDR land lease	15,378	11.44%	15,313	13.70%
Total principal	$189,179	6.89%	$193,811	7.03%
Deferred financing costs	(7,695)		(9,261)
Total long-term debt	$181,484		$184,550
Less current portion	(3,958)		(10,718)
Long-term portion	$177,526		$173,832

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaced the Company’s BMO Credit Agreement. The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Term Loan”) and a $10.0 million Revolving Facility. The Revolving Facility includes up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Term Loan to fund the 2019 Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In March 2020, the Company drew $9.95 million on the Revolving Facility. The Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that was repaid in May 2021. As of December 31, 2021, the outstanding balance of the Term Loan was $166.6 million and $10.0 million was available to borrow on the Revolving Facility.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit participation fees equal to the applicable margin then in effect for LIBOR Loans multiplied by the average aggregate daily maximum amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Commitment fees of less than $0.1 million were recorded as interest expense in the consolidated statement of earnings (loss) for the years ended December 31, 2021 and 2020.

-F26-

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

The Macquarie Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Macquarie Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Revolving Facility includes a financial maintenance covenant (the “Financial Covenant”) tested as of the last day of each fiscal quarter in which borrowings under the Revolving Facility as of such day equal or exceed $3.5 million. Due to the COVID-19-related borrowings under the Revolving Facility, the Company and the lender concluded that the Company had not been in compliance with the Financial Covenant. As of September 30, 2020, the Company and Macquarie amended the Macquarie Credit Agreement. Among other things, the amendment waived past noncompliance with the Financial Covenant, suspended further testing of the Financial Covenant until the fiscal quarter ending September 30, 2021, and suspended certain restricted payment baskets until June 30, 2021. As of December 31, 2021, the Company was in compliance with all applicable financial covenants under the Macquarie Credit Agreement.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company amortized $1.6 million, $1.6 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are included in interest expense in the consolidated statements of earnings (loss) for the years ended December 31, 2021, 2020 and 2019.

Casinos Poland

CPL’s short-term line of credit with Alior Bank ended in April 2020. The line of credit bore an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55%.

CPL’s PLN 3.0 million term loan and PLN 4.0 million term loan with mBank were paid in full in November 2021. The term loans bore an interest rate of 1-month WIBOR plus 1.70%.

As of December 31, 2021, CPL had three credit agreements with mBank as detailed below. As of December 31, 2021, CPL was in compliance with all applicable financial covenants under these agreements.

The credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of December 31, 2021, the credit agreement had an outstanding balance of PLN 0.8 million ($0.2 million based on the exchange rate in effect on December 31, 2021). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw and a pledge of certain slot machines. In addition, CPL is required to maintain both cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2022.

As of December 31, 2021, CPL had a short-term line of credit with mBank used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 2.40% with a borrowing capacity of PLN 5.0 million and is available through April 28, 2022. As of December 31, 2021, the credit facility had no outstanding balance and approximately PLN 5.0 million ($1.2 million based on the exchange rate in effect on December 31, 2021) was available for borrowing. The credit facility is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios.

-F27-

As of December 31, 2021, CPL had an additional short-term line of credit with mBank used to finance CPL’s current operations. The line of credit bears an interest rate of 1-month WIBOR plus 2.10% with a borrowing capacity of PLN 9.0 million ($2.2 million based on the exchange rate in effect on December 31, 2021), of which PLN 6.5 million ($1.6 million based on the exchange rate in effect on December 31, 2021) can be used only to secure bank guarantees. The credit agreement has a two year term through October 27, 2023. As of December 31, 2021, the credit facility had no outstanding balance and PLN 2.5 million ($0.6 million based on the exchange rate in effect on December 31, 2021) was available for borrowing. The credit agreement is secured by a building owned by CPL in Warsaw and a liquidity guarantee provided by Bank Gospodarstwa Krajowego for the amount of PLN 8.0 million. In addition, CPL is required to maintain both cash inflows of PLN 5.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.4%, liquidity ratios not less than 1.3 and a debt ratio not higher than 60%.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect as of December 31, 2021). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect as of December 31, 2021) with mBank and terminate in June 2024 and January 2026, respectively. CPL is also required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.8 million ($0.2 million based on the exchange rate in effect as of December 31, 2021) in deposits for this purpose as of December 31, 2021. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2021.

Century Resorts Management

As of December 31, 2021, CRM had two credit agreements with UniCredit (the “UniCredit Term Loans”).

The first credit agreement (“UniCredit Term Loan 1”) is a GBP 2.0 million term loan used for construction and fitting out of CCB. On November 8, 2021, the Company amended the UniCredit Term Loan 1 to convert it into a USD term loan beginning December 31, 2021. The term loan matures September 30, 2023 and bears interest at LIBOR plus 1.625%. If LIBOR is not available, the interest rate will be determined based on a quoted rate from leading banks in the London interbank market. As of December 31, 2021, the amount outstanding on UniCredit Term Loan 1 was $0.9 million. CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

The second credit agreement (“UniCredit Term Loan 2”) is a EUR 6.0 million term loan converted from a $7.4 million line of credit on June 23, 2021. In August 2018, CRM entered into a loan agreement with UniCredit for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit credit agreement. In March 2021, the term of the line of credit was extended to June 2021, when it was converted into UniCredit Term Loan 2. The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of December 31, 2021, the amount outstanding was EUR 5.3 million ($6.1 million based on the exchange rate in effect on December 31, 2021) and the Company had no further borrowings available. The UniCredit Term Loan 2 is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation to the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of land on which Century Downs is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option is on July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of December 31, 2021, the outstanding balance on the financing obligation was CAD 19.5 million ($15.4 million based on the exchange rate in effect on December 31, 2021).

-F28-

As of December 31, 2021, scheduled maturities related to the Company’s debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Term Loans	Century Downs Land Lease	Total
2022	$1,700	$207	$2,051	$—	$3,958
2023	1,700	—	1,917	—	3,617
2024	1,700	—	1,513	—	3,213
2025	1,700	—	1,513	—	3,213
2026	159,800	—	—	—	159,800
Thereafter	—	—	—	15,378	15,378
Total	$166,600	$207	$6,994	$15,378	$189,179

7. LONG-TERM FINANCING OBLIGATION

On December 6, 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into the sale and leaseback transaction for the Acquired Casino properties. The Tenant entered into the Master Lease with the Landlord to lease the real estate assets of the Acquired Casinos. The Master Lease does not transfer control of the Acquired Casino properties to VICI Propco subsidiaries. The Company accounts for the transaction as a failed sale-leaseback financing obligation.

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

-F29-

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

Total payments and interest expense related to the Master Lease for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the year ended
	December 31,
Amounts in thousands	2021	2020	2019
Payments made	$25,271	$25,021	$3,831
Interest expense on financing obligation	$28,232	$28,356	$1,635

The future payments related to the Master Lease financing obligation with VICI PropCo at December 31, 2021 are as follows:

Amounts in thousands
2022	$23,377
2023	25,821
2024	26,144
2025	26,340
2026	26,538
Thereafter	1,008,183
Total payments	1,136,403
Less imputed interest	(882,994)
Residual value	28,492
Total	$281,901

8.  REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the year
	ended December 31,
Amounts in thousands	2021	2020	2019
Revenue from contracts with customers	$388,506	$304,268	$218,227
Interest income	174	6	21
Cost recovery income	655	158	417
Dividend income	—	—	18
Century Casino Calgary sale earn out revenue	51	—	—
Total revenue	$389,386	$304,432	$218,683

-F30-

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

	For the year ended December 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$249,397	$25,604	$56,724	$152	$331,877
Pari-mutuel, sports betting and iGaming	8,492	10,356	—	—	18,848
Hotel	8,241	45	—	—	8,286
Food and beverage	11,761	5,606	421	—	17,788
Other	5,394	4,817	1,081	415	11,707
Net operating revenue	$283,285	$46,428	$58,226	$567	$388,506

	For the year ended December 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$168,904	$30,319	$53,228	$830	$253,281
Pari-mutuel, sports betting and iGaming	7,502	10,158	—	—	17,660
Hotel	5,826	84	—	—	5,910
Food and beverage	9,795	5,832	462	105	16,194
Other	6,317	3,847	581	478	11,223
Net operating revenue	$198,344	$50,240	$54,271	$1,413	$304,268

	For the year ended December 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$42,285	$49,450	$80,829	$4,302	$176,866
Pari-mutuel, sports betting and iGaming	58	10,725	—	—	10,783
Hotel	2,030	491	—	—	2,521
Food and beverage	4,804	13,507	912	799	20,022
Other	821	6,477	153	584	8,035
Net operating revenue	$49,998	$80,650	$81,894	$5,685	$218,227

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $0.6 million for each of the years ended December 31, 2021 and 2020. This revenue consisted primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the table below.

	For the year		For the year
	ended December 31, 2021		ended December 31, 2020
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,103	$2,200	$326	$663
Closing	1,269	2,986	1,103	2,200
Increase/(decrease)	$166	$786	$777	$1,537
-F31-

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

9.  LEASES

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

The Company determined that the ROU asset at CCB was impaired based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England. As a result, the Company impaired $7.3 million related to the CCB ROU asset to impairment – intangible and tangible assets on its consolidated statement of earnings (loss) for the year ended December 31, 2019.

The components of lease expense were as follows:

	For the year ended
	December 31,
Amounts in thousands	2021	2020	2019
Operating lease expense	$5,864	$5,250	$6,443

Finance lease expense:
Amortization of right-of-use assets	$128	$165	$303
Interest on lease liabilities	6	15	44
Total finance lease expense	$134	$180	$347

Variable lease expense	$1,290	$1,476	$3,502

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the year ended
	December 31,
Amounts in thousands	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$6	$5	$48
Operating cash flows from operating leases	5,201	6,355	7062
Financing cash flows from finance leases	123	166	364

-F32-

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	December 31, 2021	December 31, 2020
Operating leases
Leased right-of-use assets, net	$28,383	$34,074

Current portion of operating lease liabilities	3,915	4,327
Operating lease liabilities, net of current portion	27,229	32,277
Total operating lease liabilities	31,144	36,604

Finance leases
Finance lease right-of-use assets, gross	424	552
Accumulated depreciation	(342)	(338)
Property and equipment, net	82	214

Current portion of finance lease liabilities	38	131
Finance lease liabilities, net of current portion	43	83
Total finance lease liabilities	81	214

Weighted-average remaining lease term
Operating leases	11.2 years	11.3 years
Finance leases	2.2 years	2.1 years

Weighted-average discount rate
Operating leases	4.7%	4.5%
Finance leases	4.0%	4.7%

Maturities of lease liabilities as of December 31, 2021 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2022	$5,101	$40
2023	4,528	25
2024	3,824	20
2025	2,762	—
2026	2,477	—
Thereafter	23,435	—
Total lease payments	42,127	85
Less imputed interest	(10,983)	(4)
Total	$31,144	$81

10

10.  OTHER BALANCE SHEET AND STATEMENT OF EARNINGS (LOSS) CAPTIONS

Accrued liabilities include the following as of December 31, 2021 and 2020:

	December 31,
Amounts in thousands	2021	2020
Accrued commissions (AGLC)	$863	$—
Progressive slot, table and on track liability	3,340	3,105
Player point liability	1,006	1,016
Chip liability	592	542
Racing-related liabilities	1,068	1,046
Deposit liability	420	309
Other accrued liabilities	6,303	6,468
Total	$13,592	$12,486

Accrued commissions (AGLC) include the portion of slot machine net sales and table game wins owed to the AGLC as of December 31, 2021 and 2020.

-F33-

Taxes payable include the following as of December 31, 2021 and 2020:

	December 31,
Amounts in thousands	2021	2020
Accrued property taxes	$1,567	$1,582
Gaming taxes payable	11,595	8,430
Other taxes payable	1,927	754
Total	$15,089	$10,766

Pari-mutuel, sports betting and iGaming revenue includes the following for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
Amounts in thousands	2021	2020	2019
Pari-mutuel revenue	$16,484	$14,937	$10,679
Sports betting revenue	2,166	2,723	104
iGaming revenue	198	—	—
Total	$18,848	$17,660	$10,783

11.  SHAREHOLDERS’ EQUITY

Since March 2000, the Company has had a discretionary program to repurchase the Company’s outstanding common stock. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2021. The Company did not repurchase any shares of its common stock during 2021 and 2020. The repurchase program has no set expiration or termination date.

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

12. STOCK-BASED COMPENSATION

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

-F34-

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan will expire in June 2026. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 3,500,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2021, the Company has granted 894,386 target performance stock units (“PSUs”) under the 2016 Plan. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

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

Activity in the Company’s stock-based compensation plan for the PSUs was as follows:

	Target PSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	308,970	$9.83
Granted	132,253	9.12
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2019	441,223	$9.62
Granted	413,964	3.75
Vested	(87,171)	6.75
Forfeited	(80,797)	9.41
Nonvested at December 31, 2020	687,219	$6.47
Granted	268,947	6.44
Vested	—	—
Forfeited	(141,002)	11.97
Nonvested at December 31, 2021	815,164	$5.51

At December 31, 2021, there was a total of $2.0 million of total unrecognized compensation expense related to the PSUs. The cost is expected to be recognized over a weighted-average period of 2.0 years. The PSUs granted during 2019 will vest in March 2022.

The fair value of the PSUs granted is estimated on the date of grant using the Monte Carlo model with the following assumptions:

Assumptions for PSU Awards
	2021	2020	2019
Risk-free interest rate	0.19%	0.19%	2.32%
Expected life	2.9 years	2.2 years	2.8 years
Expected volatility	82.2%	88.4%	34.1%
Expected dividends	$0	$0	$0
Forfeiture rate	0%	0%	0%

-F35-

Stock Options

Activity related to options in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (1)	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2021	1,171,352	$5.05	3.99	1,171,352	$5.05
Granted	—	—
Exercised	(42,852)	5.05
Cancelled or forfeited	—	—
Expired	(1,000)	5.05
Outstanding at December 31, 2021	1,127,500	$5.05	2.99	1,127,500	$5.05

(1) In years

There were no options issued to directors of the Company during 2021. As of December 31, 2021, there were 100,700 options outstanding to independent directors of the Company with a weighted-average exercise price of $7.08 per share. At December 31, 2021, there was $0.1 million in unrecognized compensation expense.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2021:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$5.05	1,127,500	1,127,500	$8,039	$8,039	3.0	3.0

(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $12.18 per share as of December 31, 2021 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

The following table includes additional information related to exercises of stock options:

	For the year ended December 31,
Amounts in thousands	2021	2020	2019
Intrinsic value of share-based awards exercised	$451	$—	$270

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statement of earnings (loss) as follows:

	For the year ended December 31,
Amounts in thousands	2021	2020	2019
Compensation expense:
2016 Plan	$2,652	$(214)	$1,303

-F36-

13.  INCOME TAXES

The Company’s US and foreign pre-tax income is summarized in the table below:

Amounts in thousands	2021	2020	2019
Income before taxes:
US	$29,715	$(45,927)	$(3,736)
Foreign	(1,566)	2,639	(8,231)
Total income before taxes	$28,149	$(43,288)	$(11,967)

The Company’s provision for income taxes is summarized as follows:

	For the year ended December 31,
Amounts in thousands	2021	2020	2019
US - Current	$5,160	$270	$316
US - Deferred	—	973	(199)
Provision for US income taxes	$5,160	$1,243	$117

Foreign - Current	$866	$1,130	$3,748
Foreign - Deferred	345	2,475	309
Provision for foreign income taxes	$1,211	$3,605	$4,057
Total provision for income taxes	$6,371	$4,848	$4,174

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2021	2020	2019
US federal income tax statutory rate	21.0%	(21.0%)	(21.0%)
Foreign income taxes	(0.2%)	(2.2%)	6.8%
State income tax (net of federal benefit)	3.0%	(3.8%)	(0.3%)
Meals, entertainment, gifts and giveaways	0.4%	—	2.4%
Statutory to US GAAP adjustments, including foreign currency	2.6%	(1.8%)	3.7%
Valuation allowance	(4.6%)	41.0%	32.3%
Unrecognized tax benefit	(0.3%)	—	—
Stock options	1.3%	(0.1%)	1.9%
Tax Act impact	—	—	5.6%
Permanent and other items	(0.6%)	(0.9%)	3.5%
Total provision for income taxes	22.6%	11.2%	34.9%

The Company’s effective income tax rate for the year ended December 31, 2021 was 22.6%. The comparison of pre-tax income of $28.1 million for the year ended December 31, 2021 compared to pre-tax loss of ($43.3) million for the year ended December 31, 2020 should be considered when comparing tax rates year-over-year. The federal corporate income tax rate in the United States for 2021 was 21%; additionally, the Company is subject to Colorado, Missouri and West Virginia state jurisdictions that had corporate tax rates ranging from 4.0% to 6.5% in 2021. The Company’s effective tax rate in the United States for 2021 was 17.4%, primarily due to the change in the valuation allowance of deferred tax assets established during 2020, as well as other permanent items such as nondeductible stock compensation and lobbying costs. The effective tax rate of (44.0%) related to 2021 losses in Canada, which has a 23.0% income tax rate, was due to various permanent addbacks and movement in the valuation allowance on Century Mile’s deferred tax assets. The effective tax rate of 28.4% related to 2021 earnings in Poland, which has a 19.0% income tax rate, was due to nondeductible payments to certain governing authorities as well as nondeductible meals, entertainment, gifts and giveaways. The effective tax rate of (42.1%) related to 2021 losses in Mauritius, which has a 15.0% income tax rate, was primarily driven by a valuation allowance of deferred tax assets recorded during 2021. The effective tax rate of (21.7%) related to 2021 losses in Austria, which has a 25.0% income tax rate, was due to various permanent addbacks, including the change in the valuation allowance recorded on the Company’s deferred tax assets during 2020. The movement of exchange rates for intercompany loans denominated in US dollars further impacts the effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the overall effective income tax rate can be impacted by foreign currency gains or losses in the future.

-F37-

The Tax Cuts and Jobs Act (the “Tax Act”) created requirements that certain income, such as global intangible low-taxed income (“GILTI”), earned by a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s US shareholder, effective in 2018. Under US GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected to account for GILTI in the year the tax is incurred as a current period expense and recorded a net tax expense of $0.5 million for the year ended December 31, 2019. There was no net tax expense related to GILTI for the years ended December 31, 2021 and 2020.

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

The Company’s deferred income taxes at December 31, 2021 and 2020 are summarized as follows:

Amounts in thousands	2021	2020
Deferred tax assets (liabilities) - US Federal and state:
Deferred tax assets
Amortization of goodwill for tax	$7,902	$8,416
Amortization of startup costs	—	13
Financing obligation to VICI Properties, Inc. subsidiaries	68,342	67,712
NOL carryforward	—	2,506
Operating and finance leases	329	488
Accrued liabilities and other	861	590
	77,434	79,725
Valuation allowance	(10,236)	(12,371)
	$67,198	$67,354
Deferred tax liabilities
Property and equipment	$(66,616)	$(66,677)
Operating and finance leases	(313)	(479)
Prepaid expenses	(269)	(198)
	$(67,198)	$(67,354)
Long-term deferred tax asset	$—	$—

Deferred tax assets (liabilities) - foreign
Deferred tax assets
Property and equipment	$704	$810
NOL carryforward	6,331	5,179
Accrued liabilities and other	1,018	854
Contingent liability	—	90
Operating and finance leases	8,615	9,583
Subsidiary liquidation	3,802	4,283
Exchange rate gain	992	1,236
	21,462	22,035
Valuation allowance	(10,088)	(9,261)
	$11,374	$12,774
Deferred tax liabilities
Property and equipment	$(4,071)	$(4,044)
Exchange rate loss	(158)	(199)
Intangibles	(1,110)	(1,105)
Operating and finance leases	(7,894)	(8,944)
Others	(501)	(495)
	$(13,734)	$(14,787)
Long-term deferred tax liability	$(2,360)	$(2,013)

-F38-

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

The Company’s income tax returns for the following periods are currently subject to examination:

Jurisdiction	Periods
US Federal	2017-2020
US State - Colorado	2017-2020
US State – Missouri	2019-2020
US State – West Virginia	2019-2020
Canada	2006-2020
Mauritius	2018-2020
Poland	2016-2020
Austria	2016-2020

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $27.8 million as of December 31, 2021. The Company had recorded $6.3 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustments of valuation allowances and unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2021 - 2031	$271
2032 - 2041	5,618
No expiration	442
Total deferred tax assets	$6,331

Certain net operating loss carryforwards in the Company’s filed income tax returns include unrecognized tax benefits. The deferred tax assets recognized for those net operating loss carryforwards are presented net of these unrecognized tax benefits.

As of December 31, 2021, the Company has accumulated undistributed earnings generated by its foreign subsidiaries that significantly exceed the approximately $32.1 million of cash and cash equivalents held by its foreign subsidiaries. Because substantially all of these accumulated undistributed earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Act or have been subject to tax under the GILTI regime, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable. The Company intends, however, to indefinitely reinvest these earnings and expects its future US cash generation to be sufficient to meet its future US cash needs.

-F39-

As of December 31, 2021, the Company’s unrecognized tax benefit totaled $0.8 million. The net decrease in the current year unrecognized tax benefit is due to a change in foreign exchange rates as well as a lapse of statute of limitations. A portion of this adjustment has been recorded as a component of taxes payable in the accompanying consolidated balance sheet as of December 31, 2021. It is anticipated that certain tax positions, related to the Company’s ability to utilize pre-acquisition net operating losses, will decrease the Company’s balance of unrecognized tax benefits by approximately $0.2 million during 2022 and $0.5 million in 2023, due to lapse of statute of limitations. The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s total amount of unrecognized tax benefit and changes to unrecognized tax benefit during the years ended December 31, 2021 and 2020 are summarized in the table below:

Amounts in thousands	2021	2020
Unrecognized tax benefit - January 1	$835	$821
Gross increases - tax positions in prior period	3	14
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	(61)	—
Unrecognized tax benefit - December 31	$777	$835

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of less than $0.1 million during 2021 and 2020. The $0.8 million balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

14.  FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS REPORTING

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the year ended December 31, 2021.

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

-F40-

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2020, the Company wrote-down goodwill and intangible assets at certain properties based on forecasted losses and cash flows at these reporting units resulting from the triggering events caused by COVID-19 and, as a result, charged $34.1 million to impairment – intangible and tangible assets on its consolidated statement of earnings (loss) for the year ended December 31, 2020. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the goodwill and intangible assets. In addition, the Company impaired its MCE investment based on evaluations of the investment resulting from the triggering events caused by COVID-19. The Company made assessments about MCE’s ability to continue as a going concern and future cash flows of MCE. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the investment. The Company used an income approach and cost approach and weighted both equally. The resulting fair value was insignificant, and consequently the investment was fully impaired resulting in $1.0 million expense recorded as impairment – intangible and tangible assets on the Company’s consolidated statement of earnings (loss) for the year ended December 31, 2020. During 2019, the Company wrote down the casino license, leasehold improvements and other assets at CCB based on the losses incurred by the casino since operations began and future forecasts of continued losses due to the current regulatory environment for casinos in England and, as a result, charged $16.5 million to impairment – intangible and tangible assets on its consolidated statement of earnings (loss) for the year ended December 31, 2019. The Company classified these impairments as Level 3 because inputs into the valuation model were based on unobservable market information.

Long-Term Debt – The carrying value of the Macquarie Credit Agreement, the UniCredit Term Loans and CPL credit agreements approximate fair value based on variable interest paid on the obligations. The carrying values of the UniCredit Term Loan 2 and CPL short-term lines of credit approximate fair value due to the short-term nature of the agreements and recently negotiated terms. The estimated fair values of the outstanding balances under the Macquarie Credit Agreement, CPL credit agreements and UniCredit Term Loan 1 are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of December 31, 2021 and 2020, the Company had no cash equivalents.

Derivative Instruments Reporting

In April 2016, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were repaid in December 2019 when the BMO Credit Agreement was repaid. The interest rate swaps were not designated as accounting hedges. These interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreements was accrued as interest rates changed and recognized as an adjustment to interest expense for the related debt. The Company recognized $0.7 million in interest expense related to its interest rate swaps on its consolidated statement of earnings (loss) for the year ended December 31, 2019.

-F41-

15.  SEGMENT AND GEOGRAPHIC INFORMATION

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

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments as of December 31, 2021:

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

-F42-

The following tables provide summary information regarding the Company’s reportable segments:

	For the year ended December 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$283,285	$46,428	$58,226	$567	$388,506

Earnings (loss) before income taxes	$49,628	$3,312	$921	$(25,712)	$28,149

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$49,628	$1,124	$440	$(30,570)	$20,622
Interest expense (income), net (2)	28,229	1,796	(477)	13,110	42,658
Income taxes	—	1,256	257	4,858	6,371
Depreciation and amortization	18,398	4,904	3,028	432	26,762
Net earnings attributable to non-controlling interests	—	932	224	—	1,156
Non-cash stock-based compensation	—	—	—	2,652	2,652
Gain on foreign currency transactions, cost recovery income and other (3)	(836)	(545)	(887)	(418)	(2,686)
Loss (gain) on disposition of fixed assets	341	43	44	(37)	391
Adjusted EBITDA	$95,760	$9,510	$2,629	$(9,973)	$97,926

Long-lived assets (4)	$376,210	$152,278	$29,865	$3,412	$561,765

Total assets	$422,409	$179,297	$44,204	$57,448	$703,358

Capital expenditures	$8,672	$646	$163	$531	$10,012

(1)Net operating revenue for the Corporate and Other segment primarily relates to the Company’s cruise ship operations.

(2)Expense of $28.2 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.8 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $25.3 million and $2.0 million, respectively, for the period presented.

(3)Income of $0.8 million related to the sale of unused land at Mountaineer, net of expenses, is included in the United States segment.

(4)Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount.

-F43-

	For the year ended December 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$198,344	$50,240	$54,271	$1,413	$304,268

(Loss) earnings before income taxes	$(29,548)	$6,869	$(2,578)	$(18,031)	$(43,288)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(30,571)	$2,551	$(1,373)	$(18,609)	$(48,002)
Interest expense (income), net (2)	28,357	2,047	27	12,667	43,098
Income taxes (benefit)	1,023	3,765	(518)	578	4,848
Depreciation and amortization	17,580	5,264	3,124	566	26,534
Net earnings (loss) attributable to non-controlling interests	—	553	(687)	—	(134)
Non-cash stock-based compensation	—	—	—	(214)	(214)
Gain on foreign currency transactions, cost recovery income and other (3)	—	(6,015)	(233)	(6,897)	(13,145)
Impairment - intangible and tangible assets	30,746	3,375	—	1,000	35,121
Loss (gain) on disposition of fixed assets	64	(43)	4	1	26
Acquisition costs	—	—	—	266	266
Adjusted EBITDA	$47,199	$11,497	$344	$(10,642)	$48,398

Long-lived assets (4)	$385,426	$156,433	$39,066	$3,971	$584,896

Total assets	$417,388	$181,477	$49,372	$32,523	$680,760

Capital expenditures	$7,767	$2,057	$719	$162	$10,705

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

(4)Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount.

-F44-

	For the year ended December 31, 2019
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$49,998	$80,650	$81,894	$5,685	$218,227

Earnings (loss) before income taxes	$7,843	$11,242	$6,814	$(37,866)	$(11,967)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,825	$6,669	$3,466	$(35,115)	$(19,155)
Interest expense (income), net (2)	1,635	5,312	197	1,085	8,229
Income taxes (benefit)	2,018	3,278	1,617	(2,739)	4,174
Depreciation and amortization	2,330	4,539	3,064	910	10,843
Net earnings (loss) attributable to non-controlling interests	—	1,295	1,731	(12)	3,014
Non-cash stock-based compensation	—	—	—	1,303	1,303
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(439)	(1,096)	223	(1,312)
Impairment - intangible and tangible assets	—	—	—	16,486	16,486
Loss on disposition of fixed assets	17	20	413	345	795
Acquisition costs	—	—	—	5,366	5,366
Pre-opening expenses	—	538	—	—	538
Adjusted EBITDA	$11,825	$21,212	$9,392	$(12,148)	$30,281

Long-lived assets (3)	$424,790	$170,107	$43,585	$6,182	$644,664

Total assets (4)	$458,351	$191,925	$51,921	$24,703	$726,900

Capital expenditures (5)	$1,148	$17,865	$4,188	$837	$24,038

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

(3)Long-lived assets in the United States segment include $377.0 million related to the Acquired Casinos. Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount.

(4)Total assets in the United States segment include $404.5 million related to the Acquired Casinos.

(5)Capital expenditures in 2019 included construction costs of $15.0 million related to Century Mile in the Canada segment.

16.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

The Company had a contingent liability related to a series of tax audits conducted by the Polish IRS related to the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and prevailed in several court challenges by CPL. Through December 31, 2021, CPL has paid PLN 14.3 million ($4.2 million) to the Polish IRS related to these audits.

-F45-

The statute of limitations expired on all open periods in which CPL calculated personal income tax in which the Polish IRS disagreed. The Company adjusted its contingent liability related to the CPL taxes to remove the estimated taxes accrued for these tax years due to the statute of limitations expiring. The adjustments reduced the contingent liability by PLN 1.8 million ($0.5 million), PLN 2.8 million ($0.7 million) and PLN 2.2 million ($0.6 million) in December 2021, 2020 and 2019, respectively, and were recorded as gain on foreign currency transactions, cost recovery income and other on the Company’s consolidated statements of earnings (loss) for the years ended December 31, 2021, 2020 and 2019, respectively. In September 2021, the Polish IRS reimbursed PLN 2.4 million ($0.6 million based on the exchange rate in effect on September 30, 2021) plus interest, after CPL prevailed in a court challenge of a 2012 tax audit. The Company recorded the Polish IRS reimbursement to gain on foreign currency transactions, cost recovery income and other on its consolidated statement of earnings (loss) for the year ended December 31, 2021. Any additional tax obligations are not probable or estimable and no additional future tax obligations as a result of these matters are expected.

In March 2020, the Company assessed the likelihood of the collectability of a receivable from LOT Polish Airlines (“LOT”), which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on LOT’s portions of payments made by CPL to the Polish IRS for tax periods in January 2009 to March 2013 and analysis of LOT’s ability to pay, the Company wrote-down PLN 3.0 million ($0.7 million based on the exchange rate on March 31, 2020) to general and administrative expenses on its consolidated statement of earnings (loss) for the year ended December 31, 2020.

Distribution to Non-Controlling Interest – The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed $0.7 million, $0.2 million and $0.4 million related to the infrastructure to CDR’s non-controlling shareholders during the years ended December 31, 2021, 2020 and 2019, respectively.

Employee Benefit Plans – The Company provides its employees in the United States with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six year period. The Company contributed $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan (the “RSP Plan”) and Registered Pension Plan (the “RPP Plan”, and collectively the “RSP and RPP Plans”). The RSP and RPP Plans allow eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants in the RPP Plan become fully vested in employer contributions over a two year period, and participants in the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.2 million to the RSP and RPP Plans for each of the years ended December 31, 2021, 2020 and 2019.

17.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management & Consulting AG (“Flyfish”), a management company controlled by Co CEO Erwin Haitzmann, and with Focus Lifestyle and Entertainment AG (“Focus”), a management company controlled by Co CEO Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings (loss) are payments to both Flyfish and Focus for a total of $0.7 million for each of the years ended December 31, 2021, 2020 and 2019.

-F46-

18.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its consolidated financial statements and related notes.

On January 13, 2022, the Company announced that the Company’s subsidiary CRA entered into a definitive agreement to sell the land and building in Calgary, Alberta, Canada to Rowanwood Financial Properties Ltd. (the “Buyer”) for CAD 8.1 million ($6.5 million based on the exchange rate on January 12, 2022) subject to working capital adjustments. CRA operated Century Sports on a portion of the property and leased a portion of the property to a casino operator. The sale closed on February 10, 2022, at which point the Company received CAD 7.8 million ($6.2 million based on the exchange rate on February 10, 2022). Upon closing, CRA stopped operating Century Sports and transferred the lease agreement for the casino premises to the Buyer.

On February 22, 2022, the Company entered into a definitive agreement with Marnell, pursuant to which a newly formed subsidiary of the Company will purchase from Marnell (i) 50% of the membership interests in PropCo, and (ii) 100% of the membership interests in OpCo. OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located. At the First Closing, PropCo will enter into a lease with OpCo for an annual rent of $15.0 million.

The Company will purchase 50% of the membership interests in PropCo for approximately $95.0 million (subject to certain adjustments) at the First Closing, which is expected to occur early in the second quarter of 2022. Subject to approval from the Nevada Gaming Commission, the Company’s purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close within one year after the First Closing. Following the Second Closing, the Company will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. The Company also will have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105 million plus 2% per annum.

-F47-