Form 10-Q
period 2022-03-31
CENTURY CASINOS INC /CO/
filed 2022-05-06
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,814,047 shares of common stock, $0.01 par value per share, were outstanding as of May 2, 2022.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$117,217	$107,821
Receivables, net	7,482	9,414
Prepaid expenses	11,142	12,417
Inventories	1,452	1,443
Restricted cash	20	—
Other current assets	1,739	1,163
Assets held for sale	—	8,422
Total Current Assets	139,052	140,680

Property and equipment, net	474,671	472,302
Leased right-of-use assets, net	28,214	28,383
Goodwill	10,230	10,347
Intangible assets, net	48,120	48,930
Deferred income taxes	491	555
Note receivable, net of current portion and unamortized discount	358	358
Deposits and other	3,218	1,803
Total Assets	$704,354	$703,358

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,885	$3,958
Current portion of operating lease liabilities	3,783	3,915
Current portion of finance lease liabilities	160	38
Accounts payable	10,353	12,651
Accrued liabilities	19,536	13,592
Accrued payroll	9,422	11,190
Taxes payable	11,756	15,089
Total Current Liabilities	58,895	60,433

Long-term debt, net of current portion and deferred financing costs (Note 4)	177,110	177,526
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 5)	282,243	281,901
Operating lease liabilities, net of current portion	27,261	27,229
Finance lease liabilities, net of current portion	268	43
Taxes payable and other	2,962	2,954
Deferred income taxes	2,827	2,915
Total Liabilities	551,566	553,001
Commitments and Contingencies (Note 6)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,814,047 and 29,624,814 shares issued and outstanding	298	296
Additional paid-in capital	118,706	118,469
Retained earnings	29,507	29,289
Accumulated other comprehensive loss	(4,949)	(6,430)
Total Century Casinos, Inc. Shareholders' Equity	143,562	141,624
Non-controlling interests	9,226	8,733
Total Equity	152,788	150,357
Total Liabilities and Equity	$704,354	$703,358

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2022	2021
Operating revenue:
Gaming	$89,876	$63,428
Pari-mutuel, sports betting and iGaming	3,430	2,484
Hotel	2,074	1,750
Food and beverage	5,038	2,720
Other	2,685	2,033
Net operating revenue	103,103	72,415
Operating costs and expenses:
Gaming	44,749	31,739
Pari-mutuel, sports betting and iGaming	3,768	2,401
Hotel	642	511
Food and beverage	4,979	2,605
General and administrative	26,971	20,268
Depreciation and amortization	6,795	6,643
Loss on sale of assets (Note 1)	2,154	—
Total operating costs and expenses	90,058	64,167
Earnings from operations	13,045	8,248
Non-operating (expense) income:
Interest income	17	—
Interest expense	(10,811)	(10,522)
Gain on foreign currency transactions, cost recovery income and other	1,893	470
Non-operating (expense) income, net	(8,901)	(10,052)
Earnings (loss) before income taxes	4,144	(1,804)
Income tax expense	(1,435)	(99)
Net earnings (loss)	2,709	(1,903)
Net (earnings) loss attributable to non-controlling interests	(2,491)	484
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$218	$(1,419)

Earnings (loss) per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)
Weighted average shares outstanding - basic	29,661	29,576
Weighted average shares outstanding - diluted	31,335	29,576

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2022	2021

Net earnings (loss)	$2,709	$(1,903)

Other comprehensive income (loss)
Foreign currency translation adjustments	1,443	747
Other comprehensive income	1,443	747
Comprehensive income (loss)	$4,152	$(1,156)

Comprehensive income (loss) attributable to non-controlling interests
Net (earnings) loss attributable to non-controlling interests	(2,491)	484
Foreign currency translation adjustments	38	269
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$1,699	$(403)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for share information	2022	2021
Common Stock
Balance, beginning of period	$296	$296
Performance stock unit issuance	2	—
Balance, end of period	298	296

Additional Paid-in Capital
Balance, beginning of period	$118,469	$115,570
Amortization of stock-based compensation	673	259
Performance stock unit issuance	(436)	—
Balance, end of period	118,706	115,829

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(6,430)	$(6,379)
Foreign currency translation adjustment	1,481	1,016
Balance, end of period	(4,949)	(5,363)

Retained Earnings
Balance, beginning of period	$29,289	$8,667
Net earnings (loss)	218	(1,419)
Balance, end of period	29,507	7,248

Total Century Casinos, Inc. Shareholders' Equity	$143,562	$118,010

Noncontrolling Interests
Balance, beginning of period	$8,733	$8,829
Net earnings (loss)	2,491	(484)
Foreign currency translation adjustment	(38)	(269)
Distribution to non-controlling interest	(1,960)	(655)
Balance, end of period	9,226	7,421

Total Equity	$152,788	$125,431

Common shares issued	189,233	—

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2022	2021

Cash Flows provided by Operating Activities:
Net earnings (loss)	$2,709	$(1,903)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,795	6,643
Lease amortization	1,043	1,116
Loss on disposition of fixed assets	36	105
Adjustment of contingent liability (Note 6)	—	6
Amortization of stock-based compensation expense	673	259
Amortization of deferred financing costs and discount on note receivable	391	391
Loss on sale of assets (Note 1)	2,154	—
Deferred taxes	(24)	(772)
Changes in Operating Assets and Liabilities:
Receivables, net	1,982	1,612
Prepaid expenses and other assets	(148)	2,186
Accounts payable	(3,608)	(6,524)
Other current and long-term liabilities	5,183	2,206
Inventories	(11)	171
Accrued payroll	(1,768)	(335)
Taxes payable	(3,862)	(80)
Net cash provided by operating activities	11,545	5,081

Cash Flows provided by (used in) Investing Activities:
Purchases of property and equipment	(5,248)	(1,599)
Century Casino Calgary sale (Note 1)	—	(75)
Calgary asset sale (Note 1)	6,330	—
Net cash provided by (used in) investing activities	1,082	(1,674)

Cash Flows used in Financing Activities:
Principal payments	(1,018)	(689)
Distribution to non-controlling interest	(1,960)	—
Repurchase of shares to satisfy tax withholding	(434)	—
Net cash used in financing activities	(3,412)	(689)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$177	$(158)

Increase in Cash, Cash Equivalents and Restricted Cash	$9,392	$2,560

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$108,041	$63,677
Cash, Cash Equivalents and Restricted Cash at End of Period	$117,433	$66,237

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,452	$7,574
Income taxes paid	$3,725	$1,083
Non-Cash Investing Activities:
Purchase of property and equipment on account	$3,223	$1,536
Non-Cash Financing Activities:
Distributions payable to non-controlling shareholders	$—	$655

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of March 31, 2022 are detailed below.

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

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”) (2)

(1)VICI Properties Inc. (“VICI PropCo”) owns the real estate assets underlying these properties.

(2) CMR leases the land on which CMR’s racing and entertainment centre (“REC”) and racetrack are located.

On February 10, 2022, the Company sold the land and building in Calgary, transferred the lease agreement for the casino premises to the buyer, and ceased operating Century Sports, a sports bar, bowling and entertainment facility located on the property. See below in this Note 1 for additional information about the Calgary property.

Through August 2021, the Company operated the pari-mutuel off-track betting network in southern Alberta, Canada through Century Bets! Inc. (“CBS” or “Century Bets”). In September 2021, the Company transferred these contracts to Century Mile.

The Company’s Colorado and West Virginia subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of March 31, 2022, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•As of March 31, 2022, the Company had a concession agreement with TUI Cruises for two ship-based casinos. From March 2020 to June 2021, both casinos did not operate due to the coronavirus (“COVID-19”) pandemic. Only one ship-based casino was operating as of March 31, 2022. The contract for that ship-based casino ended on April 18, 2022. The second ship-based casino began operating on April 5, 2022, and the contract for this ship-based casino ends in the second quarter of 2023. In May 2021, a concession agreement with TUI Cruises for two other ship-based casinos ended.

Recent Developments Related to COVID-19

The COVID-19 pandemic impacted the Company’s results of operations in the first half of 2021 because of closures at the Company’s Canada and Poland properties during this period. The table below provides a summary of the time periods in which the Company’s casinos, hotels and other facilities were closed in December 2020 and during 2021 to comply with quarantines issued by governments to contain the spread of COVID-19. The Company’s casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. Currently the Company’s operations are open and have no health and safety requirements for entry and few COVID-19 related restrictions.

Operating Segment	Closure Date	Reopen Date
Edmonton	December 13, 2020	June 10, 2021
Calgary	December 13, 2020	June 10, 2021
Poland	December 29, 2020	February 12, 2021
	March 20, 2021	May 28, 2021

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

Other Projects and Developments

Nugget Casino Resort in Sparks, Nevada

On February 22, 2022, the Company entered into a definitive agreement with Marnell Gaming, LLC (“Marnell”), pursuant to which a newly formed subsidiary of the Company (i) purchased from Marnell 50% of the membership interests in Smooth Bourbon, LLC (“PropCo”), and (ii) will purchase 100% of the membership interests in Nugget Sparks, LLC (“OpCo”). OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located.

The Company purchased 50% of the membership interests in PropCo for approximately $95.0 million (the “PropCo Acquisition”) at the first closing, which occurred on April 1, 2022 (the “First Closing”). The Company used approximately $29.3 million of cash on hand in connection with the First Closing. Subject to approval from the Nevada Gaming Commission, the Company’s purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) (the “OpCo Acquisition” and, together with the PropCo Acquisition, the “Nugget Acquisition”) is expected to close within one year after the First Closing (the “Second Closing”). Following the Second Closing, the Company will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. The Company also will have a five year option to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum. At the First Closing, PropCo entered into a lease with OpCo for an annual rent of $15.0 million.

Caruthersville Hotel

In July 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms by mid-2022. The Company estimates this project will cost approximately $3.6 million. As of March 31, 2022, the Company has spent $1.3 million on this project.

Cape Girardeau Hotel

The Company plans to build a hotel at its Cape Girardeau location. The hotel is planned as a seven story building with 76,000 square feet that will be adjacent to and connected with the existing casino building. The hotel project has been approved by the City of Cape Girardeau. Additional state and local approvals from other agencies will also be required. The Company estimates an opening date in late 2023 with an estimated project cost of approximately $26.0 million. The Company is financing the project with cash on hand. As of March 31, 2022, the Company has spent $0.6 million on this project.

Caruthersville Casino and Hotel

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. The Company plans to move the casino from the riverboat to a new land-based casino with a small hotel adjacent to and connected with the existing building. A lawsuit filed by the City of St. Louis seeks to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. The project in Caruthersville is delayed pending a resolution of the lawsuit or adoption of a stand-alone bill to amend the definition of a floating facility. The Company estimates an opening date in mid-2024 with an estimated project cost of $47.0 million. The Company plans to finance the cost of this project with cash on hand, financing, or a combination of the two. As of March 31, 2022, the Company has spent $1.1 million on this project.

Terminated Projects

Century Sports

In August 2020, the Company announced that it had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, the Company paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the purchase agreement. Upon closing of the transaction, the Company entered into a three year lease agreement with the purchaser of the casino operations for annual net rent for the land and building of CAD 0.5 million ($0.4 million based on the exchange rate on March 31, 2022).

After the sale, the Company continued to operate Century Sports, and to own the underlying real estate. On February 10, 2022, the Company sold the land and building in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022) at which time the Company transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports. As of December 31, 2021, the assets held for sale included $4.8 million in land and $3.6 million in buildings and improvements, net of accumulated depreciation. Century Sports was included in the Canada reportable segment.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	March 31,	March 31,
Amounts in thousands	2022	2021
Cash and cash equivalents	$117,217	$65,969
Restricted cash	20	—
Restricted cash included in deposits and other	196	268
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$117,433	$66,237

As of March 31, 2022, restricted cash included cash held in escrow related to the Calgary asset sale. As of March 31, 2022 and 2021, restricted cash included in deposits and other included $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of March 31,
Ending Rates	2022	2021
Canadian dollar (CAD)	1.2517	1.2575
Euros (EUR)	0.8955	0.8520
Polish zloty (PLN)	4.1599	3.9564

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2022	2021	% Change
Canadian dollar (CAD)	1.2669	1.2665	—
Euros (EUR)	0.8909	0.8296	(7.4%)
Polish zloty (PLN)	4.1182	3.7693	(9.3%)
Source: 2022 Xe Currency Converter, 2021 Pacific Exchange Rate Service

2.SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Not Yet Adopted – The Company has not yet adopted the following accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which provides clarification that certain optional expedients and exceptions in ASU 2020-04 for contract modification and hedge accounting apply to derivatives that are affected by discounting transition. The guidance is effective from March 12, 2020 through December 31, 2022. The Company is evaluating the expedients and exceptions provided by this standard. The Company does not expect the adoption of the standard to have a material impact on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.

3.GOODWILL AND INTANGIBLE ASSETS

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of March 31, 2022 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

Goodwill

Changes in the carrying amount of goodwill related to the Canada and Poland segments are as follows:

Amounts in thousands	Canada	Poland	Total
Gross carrying value January 1, 2022	$7,402	$6,320	$13,722
Currency translation	52	(169)	(117)
Gross carrying value March 31, 2022	7,454	6,151	13,605

Accumulated impairment losses January 1, 2022	(3,375)	—	(3,375)
Accumulated impairment losses March 31, 2022	(3,375)	—	(3,375)

Net carrying value at January 1, 2022	$4,027	$6,320	$10,347
Net carrying value at March 31, 2022	$4,079	$6,151	$10,230

Intangible Assets

Intangible assets at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2022	2021
Finite-lived
Casino licenses	$2,695	$2,768
Less: accumulated amortization	(1,816)	(1,749)
	879	1,019
Trademarks	2,368	2,368
Less: accumulated amortization	(553)	(494)
	1,815	1,874
Players club lists	20,373	20,373
Less: accumulated amortization	(6,791)	(6,063)
	13,582	14,310
Total finite-lived intangible assets, net	16,276	17,203
Indefinite-lived
Casino licenses	30,269	30,112
Trademarks	1,575	1,615
Total indefinite-lived intangible assets	31,844	31,727
Total intangible assets, net	$48,120	$48,930

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

Amounts in thousands	Balance at January 1, 2022	Amortization	Balance at March 31, 2022
United States	$1,874	$(59)	$1,815

As of March 31, 2022, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2022	$178
2023	237
2024	237
2025	237
2026	237
Thereafter	689
$1,815

The weighted-average amortization period of the Mountaineer trademark is 7.7 years.

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

Amounts in thousands	Balance at January 1, 2022	Currency translation	Balance at March 31, 2022
Poland	$1,507	$(40)	$1,467
Corporate and Other	108	—	108
	$1,615	$(40)	$1,575

Casino Licenses: Finite-Lived

As of March 31, 2022, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2022	Amortization	Currency translation	Balance at March 31, 2022
Poland	$1,019	$(114)	$(26)	$879

As of March 31, 2022, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2022	$324
2023	375
2024	153
2025	27
$879

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 1.9 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

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

Amounts in thousands	Balance at January 1, 2022	Currency translation	Balance at March 31, 2022
United States	$17,962	$—	$17,962
Canada	12,150	157	12,307
	$30,112	$157	$30,269

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

Amounts in thousands	Balance at January 1, 2022	Amortization	Balance at March 31, 2022
United States	$14,310	$(728)	$13,582

As of March 31, 2022, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2022	$2,182
2023	2,910
2024	2,910
2025	2,910
2026	2,670
$13,582

The weighted-average amortization period for the player’s club lists is 4.7 years.

4. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2022 and December 31, 2021 consisted of the following:

Amounts in thousands	March 31, 2022		December 31, 2021
Credit agreement - Macquarie	$166,175	6.65%	$166,600	6.70%
Credit agreements - CPL	160	4.53%	207	2.12%
UniCredit term loans	6,388	2.79%	6,994	2.55%
Financing obligation - CDR land lease	15,576	14.61%	15,378	11.44%
Total principal	$188,299	7.15%	$189,179	6.89%
Deferred financing costs	(7,304)		(7,695)
Total long-term debt	$180,995		$181,484
Less current portion	(3,885)		(3,958)
Long-term portion	$177,110		$177,526

Credit Agreement – Macquarie Capital

On December 6, 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaced the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provides for a $170.0 million term loan (the “Macquarie Term Loan”) and the $10.0 million Revolving Facility (the “Macquarie Revolving Facility”). The Macquarie Revolving Facility includes up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Macquarie Term Loan to fund the acquisition of MTR, CCG and CCV (the “Acquired Casinos”), for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. As of March 31, 2022, the outstanding balance of the Macquarie Term Loan was $166.2 million and the Company had $10.0 million available to borrow on the Macquarie Revolving Facility. The Macquarie Term Loan may be prepaid without penalty or premium. On April 1, 2022, the Company entered into the Goldman Credit Agreement (as defined in Note 13, “Subsequent Events”), repaid the Macquarie Term Loan and terminated the Macquarie Credit Agreement. See Note 13, “Subsequent Events”, for additional information regarding the Goldman Credit Agreement.

Commitment fees related to the Macquarie Revolving Facility of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of earnings (loss) for the three months ended March 31, 2022 and 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the Macquarie Credit Agreement. The Company amortized $0.4 million for the three months ended March 31, 2022 and 2021, respectively, relating to Macquarie Credit Agreement deferred financing costs. These costs are included in interest expense in the condensed consolidated statements of earnings (loss) for the three months ended March 31, 2022 and 2021.

Casinos Poland

CPL’s PLN 3.0 million term loan and PLN 4.0 million term loan with mBank were paid in full in November 2021. The term loans bore an interest rate of 1-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.70%.

As of March 31, 2022, CPL had one credit agreement and two short-term lines of credit with mBank as detailed below. As of March 31, 2022, CPL was in compliance with all applicable financial covenants under these agreements.

The credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of March 31, 2022, the credit agreement had an outstanding balance of PLN 0.7 million ($0.2 million based on the exchange rate in effect on March 31, 2022). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw and a pledge of slot machines. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2022.

As of March 31, 2022, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit has a borrowing capacity of PLN 5.0 million bearing an interest rate of overnight WIBOR plus 2.40%. As of March 31, 2022, the credit facility had no outstanding balance and PLN 5.0 million ($1.2 million based on the exchange rate in effect on March 31, 2022) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The line of credit was amended in April 2022 extending the line of credit through April 27, 2023.

As of March 31, 2022, CPL had an additional short-term line of credit with mBank used to finance CPL’s current operations. The line of credit bears an interest rate of 1-month WIBOR plus 2.10% with a borrowing capacity of PLN 10.0 million ($2.4 million based on the exchange rate in effect on March 31, 2022), of which PLN 7.5 million ($1.8 million based on the exchange rate in effect on March 31, 2022) can be used only to secure bank guarantees. The credit agreement has a two year term through October 14, 2022. As of March 31, 2022, the credit facility had no outstanding balance and PLN 2.5 million ($0.6 million based on the exchange rate in effect on March 31, 2022) was available for borrowing. The credit agreement is secured by a building owned by CPL in Warsaw and a liquidity guarantee provided by Bank Gospodarstwa Krajowego for the amount of PLN 8.0 million. In addition, CPL is required to maintain cash inflows of PLN 5.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.4%, liquidity ratios not less than 1.3 and a debt ratio not higher than 60%.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on March 31, 2022). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on March 31, 2022) with mBank and will terminate in June 2024 and January 2026, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect on March 31, 2022) in deposits for this purpose as of March 31, 2022. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of March 31, 2022, CRM had two credit agreements with UniCredit (the “UniCredit Term Loans”).

The first credit agreement (“UniCredit Term Loan 1”) is a GBP 2.0 million term loan used for construction and fitting out of Century Casino Bath, a casino in Bath, England that the Company closed in March 2020. In November 2021, the Company amended the UniCredit Term Loan 1 to convert it into a USD term loan beginning December 31, 2021. The term loan matures September 30, 2023 and bears interest at LIBOR plus 1.625%. If LIBOR is not available, the interest rate will be determined based on a quoted rate from leading banks in the London interbank market. As of March 31, 2022, the amount outstanding on UniCredit Term Loan 1 was $0.8 million. CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

The second credit agreement (“UniCredit Term Loan 2”) is a EUR 6.0 million term loan converted from a $7.4 million line of credit on June 23, 2021. In August 2018, CRM entered into a loan agreement with UniCredit for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement. In March 2021, the term of the line of credit was extended to June 2021, when it was converted into UniCredit Term Loan 2. The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of March 31, 2022, the amount outstanding was EUR 5.0 million ($5.6 million based on the exchange rate in effect on March 31, 2022) and the Company had no further borrowings available. UniCredit Term Loan 2 is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of March 31, 2022, the outstanding balance on the financing obligation was CAD 19.5 million ($15.6 million based on the exchange rate in effect on March 31, 2022).

As of March 31, 2022, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Macquarie Credit Agreement	Casinos Poland Credit Agreements	UniCredit Term Loans	Century Downs Land Lease	Total
2022	$1,275	$160	$1,518	$—	$2,953
2023	1,700	—	1,892	—	3,592
2024	1,700	—	1,489	—	3,189
2025	1,700	—	1,489	—	3,189
2026	159,800	—	—	—	159,800
Thereafter	—	—	—	15,576	15,576
Total	$166,175	$160	$6,388	$15,576	$188,299

5.LONG-TERM FINANCING OBLIGATION

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

The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the Company’s Missouri and West Virginia properties, including real estate taxes, insurance, utilities, maintenance and operating costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. The Company has provided a guarantee of the Tenant’s obligations under the Master Lease.

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

Total payments and interest expense related to the Master Lease for the three months ended March 31, 2022 and 2021 were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2022	2021
Payments made	$4,250	$4,208
Interest expense on financing obligation	$7,008	$6,934

The future payments related to the Master Lease financing obligation with the Landlord at March 31, 2022 were as follows:

Amounts in thousands
2022	$19,127
2023	25,821
2024	26,144
2025	26,340
2026	26,538
Thereafter	1,008,183
Total payments	1,132,153
Less imputed interest	(878,402)
Residual value	28,492
Total	$282,243

6.COMMITMENTS AND CONTINGENCIES

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

The Company had a contingent liability that pertained to a series of tax audits conducted by the Polish Internal Revenue Service (“Polish IRS”) related to the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through March 31, 2022, CPL has paid PLN 14.3 million ($4.2 million) related to these audits.

The statute of limitations has expired on all open periods related to the personal income tax issue. Any additional tax obligations are not probable or estimable and no additional future tax obligations as a result of these matters are expected.

7.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the three months ended March 31, 2022, the Company recognized income tax expense of $1.4 million on pre-tax earnings of $4.1 million, representing an effective income tax rate of 34.6% compared to income tax expense of $0.1 million on pre-tax loss of ($1.8) million, representing an effective income tax rate of (5.5%) for the same period in 2021. The comparison of pre-tax earnings of $4.1 million for the three months ended March 31, 2022 to the pre-tax loss of ($1.8) million for the three months ended March 31, 2021 should be considered when comparing effective tax rates for the respective periods.

For the three months ended March 31, 2022, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the three months ended March 31, 2022.

A number of items caused the effective income tax rate for the three months ended March 31, 2022 to differ from the US federal statutory income tax rate of 21%, including taxation of global intangible low-tax income (GILTI) in the United States, a 23% statutory tax rate in Canada, certain nondeductible business expenses in Poland, and various exchange rate benefits. As of March 31, 2022, the Company continues to maintain a full valuation allowance on deferred tax assets for CMR, United States, and CRM.

Management continues to monitor the profitability of the US operations, and the valuation allowance in the US may be released within the next 12 months. If management determines the valuation allowance is no longer needed in the US during the current year, the Company will recognize a $10.2 million tax benefit in a subsequent quarter.

Additionally, the Company has unrecognized tax benefits of $0.8 million, of which $0.2 million and $0.5 million are anticipated to be recognized during 2022 and 2023, respectively, due to the lapse of a statute of limitations related to the Company’s ability to utilize pre-acquisition net operating losses.

8.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2022 and 2021 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2022	2021
Weighted average common shares, basic	29,661	29,576
Dilutive effect of stock options	1,674	—
Weighted average common shares, diluted	31,335	29,576

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2022	2021
Stock options	2,445	1,022

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three months ended March 31, 2022 and 2021.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2022 and 2021.

Long-Term Debt – The carrying value of the Macquarie Credit Agreement, the UniCredit Term Loans and CPL credit agreements and short-term lines of credit approximate fair value based on the variable interest paid on the obligations. The carrying values of the UniCredit Term Loan 2 and CPL short-term lines of credit approximate fair value due to the short-term nature of the agreements. The estimated fair values of the outstanding balances under the Macquarie Credit Agreement, CPL credit agreement, and UniCredit Term Loan 1 are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

10.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months
	ended March 31,
Amounts in thousands	2022	2021
Revenue from contracts with customers	$103,103	$72,415
Interest income	17	—
Cost recovery income	1,938	655
Total revenue	$105,058	$73,070

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

	For the three months ended March 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$58,245	$9,976	$21,625	$30	$89,876
Pari-mutuel, sports betting and iGaming	963	2,467	—	—	3,430
Hotel	1,990	84	—	—	2,074
Food and beverage	2,934	1,914	190	—	5,038
Other	1,116	1,558	9	2	2,685
Net operating revenue	$65,248	$15,999	$21,824	$32	$103,103

	For the three months ended March 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$57,909	$—	$5,519	$—	$63,428
Pari-mutuel, sports betting and iGaming	931	1,553	—	—	2,484
Hotel	1,750	—	—	—	1,750
Food and beverage	2,684	36	—	—	2,720
Other	1,097	422	391	123	2,033
Net operating revenue	$64,371	$2,011	$5,910	$123	$72,415

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $1.1 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended March 31, 2022		ended March 31, 2021
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,269	$2,986	$1,103	$2,200
Closing	586	2,937	472	2,227
Increase/(decrease)	$(683)	$(49)	$(631)	$27

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

The Company’s operating and finance leases include land, casino space, corporate offices, and gaming and other equipment. The leases have remaining lease terms of one month to 15 years.

The components of lease expense were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2022	2021
Operating lease expense	$1,386	$1,463

Finance lease expense:
Amortization of right-of-use assets	$42	$35
Interest on lease liabilities	5	2
Total finance lease expense	$47	$37

Variable lease expense	$454	$177

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the three months ended
	March 31,
Amounts in thousands	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4	$1
Operating cash flows from operating leases	1,344	1,581
Financing cash flows from finance leases	41	33

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	March 31, 2022	December 31, 2021
Operating leases
Leased right-of-use assets, net	$28,214	$28,383

Current portion of operating lease liabilities	3,783	3,915
Operating lease liabilities, net of current portion	27,261	27,229
Total operating lease liabilities	31,044	31,144

Finance leases
Finance lease right-of-use assets, gross	583	424
Accumulated depreciation	(154)	(342)
Property and equipment, net	429	82

Current portion of finance lease liabilities	160	38
Finance lease liabilities, net of current portion	268	43
Total finance lease liabilities	428	81

Weighted-average remaining lease term
Operating leases	11.2 years	11.2 years
Finance leases	2.6 years	2.2 years

Weighted-average discount rate
Operating leases	4.8%	4.7%
Finance leases	4.5%	4.0%

Maturities of lease liabilities as of March 31, 2022 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2022	$3,850	$134
2023	4,633	164
2024	3,952	157
2025	2,898	—
2026	2,620	—
Thereafter	24,009	—
Total lease payments	41,962	455
Less imputed interest	(10,918)	(27)
Total	$31,044	$428

12.SEGMENT INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. The Company views each market in which it operates as a separate operating segment and each casino or other operation within those markets as a reporting unit. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s operations related to its concession, management and consulting agreements and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All intercompany transactions are eliminated in consolidation.

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
Century Sports (1)
Century Bets! Inc. (1)
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other
Corporate Other

(1)The Company operated Century Sports through February 10, 2022 and Century Bets, Inc. through August 2021. For more information about Century Sports and Century Bets, Inc., see Note 1.

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended March 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$65,248	$15,999	$21,824	$32	$103,103

Earnings (loss) before income taxes	$8,521	$1,944	$1,955	$(8,276)	$4,144

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,521	$(703)	$931	$(8,531)	$218
Interest expense (income), net (2)	7,007	567	(13)	3,233	10,794
Income taxes	—	622	558	255	1,435
Depreciation and amortization	4,768	1,225	681	121	6,795
Net earnings attributable to non-controlling interests	—	2,025	466	—	2,491
Non-cash stock-based compensation	—	—	—	673	673
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	—	243	18	(12)	249
Loss on disposition of fixed assets	19	15	3	—	37
Acquisition costs	—	—	—	1,132	1,132
Adjusted EBITDA	$20,315	$3,994	$2,644	$(3,129)	$23,824

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations.

(2)Expense of $7.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.6 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $4.3 million and $0.4 million, respectively, for the period presented.

(3)Loss of $2.2 million related to the sale of the land and building in Calgary is included in the Canada segment.

	For the three months ended March 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$64,371	$2,011	$5,910	$123	$72,415

Earnings (loss) before income taxes	$10,594	$(3,489)	$(3,357)	$(5,552)	$(1,804)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$10,594	$(3,512)	$(1,835)	$(6,666)	$(1,419)
Interest expense (income), net (2)	6,935	307	4	3,276	10,522
Income taxes (benefit)	—	(409)	(606)	1,114	99
Depreciation and amortization	4,525	1,222	793	103	6,643
Net earnings (loss) attributable to non-controlling interests	—	432	(916)	—	(484)
Non-cash stock-based compensation	—	—	—	259	259
Gain on foreign currency transactions and cost recovery income	—	(557)	(7)	(417)	(981)
Loss on disposition of fixed assets	73	32	—	—	105
Adjusted EBITDA	$22,127	$(2,485)	$(2,567)	$(2,331)	$14,744

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

13.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its condensed consolidated financial statements and related notes.

Goldman Credit Agreement

On April 1, 2022 (the “Closing Date”), the Company entered into a Credit Agreement (the “Goldman Credit Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent (the “Administrative Agent”) and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaces the Macquarie Credit Agreement. The Goldman Credit Agreement provides for a $350.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Facility”). The Company drew $350.0 million under the Term Loan on the Closing Date. Proceeds from the Term Loan were used to fund the PropCo Acquisition, for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement, to fund the Acquisition Escrow (as defined below) and for related fees and expenses. The Company did not draw on the Revolving Facility on the Closing Date.

The Term Loan matures on April 1, 2029, and the Revolving Facility matures on April 1, 2027. The Revolving Facility includes up to $10.0 million available for the issuance of letters of credit. The Term Loan requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

Borrowings under the Goldman Credit Agreement, bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”) or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. The applicable margin for Revolving Loans is currently 5.25% per annum, with respect to SOFR Loans and 4.25% per annum, with respect to ABR Loans. Beginning in the third quarter of 2022, (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees.

The Goldman Credit Agreement requires the Company to prepay the Term Loan, subject to certain exceptions, with:

• 100% of the net cash proceeds of certain non-ordinary course asset sales or certain casualty events, subject to certain exceptions; and

• 50% of the Company’s annual Excess Cash Flow (as defined in the Goldman Credit Agreement) (which percentage will be reduced to 25% if the Consolidated First Lien Net Leverage Ratio is greater than 2.25 to 1.00 but less than or equal to 2.75 to 1.00, and to 0% if the Consolidated First Lien Net Leverage Ratio is less than or equal to 2.25 to 1.00); and

• 100% of the funds in the Acquisition Escrow if the OpCo Acquisition does not occur.

The Goldman Credit Agreement provides that the Term Loan may be prepaid, subject to a prepayment premium in an amount equal to 1.00% of the principal amount of the Term Loan if such event occurs on or before the date that is 12 months following the Closing Date. This premium does not apply if there is a mandatory prepayment with respect to the Acquisition Escrow.

The borrowings under the Credit Agreement are guaranteed by the material subsidiaries of the Company, subject to certain exceptions (including as of the Closing Date, the exclusion of the Company’s non-domestic subsidiaries), and are secured by a pledge (and, with respect to real property, mortgage) of substantially all of the existing and future property and assets of the Company and the guarantors, subject to certain exceptions.

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.

In connection with the prepayment of the Macquarie Credit Agreement the Company will write-off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022.

Nugget Acquisition

On the Closing Date, pursuant to a Membership Interest Purchase Agreement dated February 22, 2022 (the “Purchase Agreement”), the Company completed its previously announced acquisition of 50% of the membership interests in PropCo from Marnell for approximately $95.0 million. The PropCo Acquisition was financed through borrowings under the Goldman Credit Agreement, as described above, and approximately $29.3 million of cash on hand.

Pursuant to the Purchase Agreement, the Company also agreed to purchase 100% of the membership interests in OpCo, the operator of the Nugget Casino Resort (the “Casino”) in Sparks, Nevada for approximately $100.0 million. The purchase of OpCo is expected to occur within one year and is subject to approval by the Nevada Gaming Commission. The purchase price for the OpCo Acquisition will be paid from $100.0 million of the proceeds of the Term Loan that were borrowed and deposited in escrow (the “Acquisition Escrow”) on the Closing Date. Following the closing of the OpCo Acquisition, the Company will own the operating assets of the Casino. The Company also has a five year option to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum.

On the Closing Date, PropCo and OpCo entered into a triple net lease agreement (the “Lease”) for the real property on which OpCo is located. The Lease has an initial annual rent of approximately $15.0 million and an initial term of 15 years, with four five year renewal options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires. The term “USD” refers to US dollars, the term “CAD” refers to Canadian dollars, and the term “PLN” refers to Polish zloty. Certain terms used in this Item 2 without definition are defined in Item 1.

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
Century Sports (1)
Century Bets! Inc. (1)
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other
Corporate Other

(1)We operated Century Sports through February 10, 2022 and Century Bets, Inc. through August 2021. For more information about Century Sports and Century Bets, Inc., see Note 1, “Description of Business and Basis of Presentation,” to our condensed consolidated financial statements in Part I, Item 1 of this report.

In September 2021, we transferred operation of the southern Alberta pari-mutuel network from Century Bets! to CMR. CMR now operates both the northern and southern Alberta pari-mutuel off-track betting networks. Prior to September 2021, Century Bets! was included in the Calgary operating segment.

On February 10, 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports, a sports bar, bowling and entertainment facility located on the property. Prior to the sale, Century Sports was included in the Calgary operating segment.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of March 31, 2022, CPL owned and operated eight casinos throughout Poland. The following table summarizes information about CPL’s casinos as of March 31, 2022.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	July 2024	70	37
Warsaw	Hilton Hotel	September 2022	70	26
Warsaw	LIM Center	June 2025	63	4
Bielsko-Biala	Hotel President	October 2023	48	5
Katowice	Park Inn by Radisson	October 2023	70	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	20
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	65	10

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

We also have a concession agreement for ship-based casinos and had ownership in and a consulting agreement with MCE, which are detailed further under “Corporate and Other” below.

Recent Developments Related to COVID-19

The COVID-19 pandemic continued to negatively impact our results of operations in the first half of 2021 because of closures of our Canada and Poland properties during this period. Our casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. Currently our operations have no health and safety requirements for entry and few COVID-19 related restrictions.

We estimate that net operating revenue for the three months ended March 31, 2021 was adversely impacted by approximately $15.7 million and that Adjusted EBITDA for the three months ended March 31, 2021 was adversely impacted by approximately $6.7 million due to the closures. See “Discussion of Results” below for a discussion of the impact of the closures in the Canada and Poland reportable segments.

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

Other Projects and Developments

Nugget Casino Resort in Sparks, Nevada

On February 22, 2022, we entered into a definitive agreement with Marnell, pursuant to which we, through a newly formed subsidiary, (i) purchased from Marnell 50% of the membership interests in PropCo, and (ii) will purchase 100% of the membership interests in OpCo. OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located.

We purchased 50% of the membership interests in PropCo for approximately $95.0 million at the first closing on April 1, 2022. We used approximately $29.3 million of cash on hand in connection with the First Closing. Subject to approval from the Nevada Gaming Commission, our purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close within one year after the First Closing. Following the Second Closing, we will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. We also will have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum. At the First Closing, PropCo entered into a lease with OpCo for an annual rent of $15.0 million.

Caruthersville Hotel

In July 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms by the third quarter of 2022. We estimate the cost of the project to be $3.6 million. As of March 31, 2022, we have spent $1.3 million on this project.

Caruthersville Land-Based Casino

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. We plan to move the casino from the riverboat to a new land-based casino with a small hotel. In December 2021, a lawsuit was filed by the City of St. Louis to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. The land-based casino project is delayed pending a resolution of the lawsuit or a stand-alone bill amending the definition of a floating facility. Subject to resolution of a pending lawsuit by the City of St. Louis or a stand-alone bill, construction is expected to start in 2022 with completion expected in mid-2024. We estimate the project will cost $47.0 million. We plan to finance the cost of this project with cash on hand, financing, or a combination of the two. As of March 31, 2022, we have spent $1.1 million on this project.

Cape Girardeau Hotel

We plan to build a hotel at our Cape Girardeau location. The new hotel will be adjacent to and connected with the existing casino building. Construction is expected to start in the summer of 2022 with completion expected in late 2023. We estimate the project will cost $26.0 million and we will finance this cost with cash on hand. As of March 31, 2022, we have spent $0.6 million on this project.

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

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2022	2021	% Change
Canadian dollar (CAD)	1.2669	1.2665	—
Euros (EUR)	0.8909	0.8296	(7.4%)
Polish zloty (PLN)	4.1182	3.7693	(9.3%)
Source: 2022 Xe Currency Converter, 2021 Pacific Exchange Rate Service

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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,			%
Amounts in thousands	2022	2021	Change	Change
Gaming Revenue	$89,876	$63,428	$26,448	41.7%
Pari-mutuel, Sports Betting and iGaming Revenue	3,430	2,484	946	38.1%
Hotel Revenue	2,074	1,750	324	18.5%
Food and Beverage Revenue	5,038	2,720	2,318	85.2%
Other Revenue	2,685	2,033	652	32.1%
Net Operating Revenue	103,103	72,415	30,688	42.4%
Gaming Expenses	(44,749)	(31,739)	13,010	41.0%
Pari-mutuel, Sports Betting and iGaming Expenses	(3,768)	(2,401)	1,367	56.9%
Hotel Expenses	(642)	(511)	131	25.6%
Food and Beverage Expenses	(4,979)	(2,605)	2,374	91.1%
General and Administrative Expenses	(26,971)	(20,268)	6,703	33.1%
Depreciation and Amortization	(6,795)	(6,643)	152	2.3%
Loss on Sale of Assets	(2,154)	—	2,154	100.0%
Total Operating Costs and Expenses	(90,058)	(64,167)	25,891	40.3%
Earnings from Operations	13,045	8,248	4,797	58.2%

Non-Controlling Interest	(2,491)	484	2,975	614.7%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	218	(1,419)	1,637	115.4%
Adjusted EBITDA (1)	$23,824	$14,744	$9,080	61.6%

Earnings (Loss) Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings (Loss) Per Share	$0.01	$(0.05)	$0.06	120.0%
Diluted Earnings (Loss) Per Share	$0.01	$(0.05)	$0.06	120.0%

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

COVID-19 – Closures of our Canada and Poland properties due to COVID-19 had a negative impact on our results for the three months ended March 31, 2021. See “Executive Overview-Recent Developments Related to COVID-19” above for details regarding the closures.

Calgary – In February 2022, we sold the land and building that we owned in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022). We recorded a loss on the sale of the land and building of CAD 2.7 million ($2.2 million based on the average exchange rate for the month ended February 28, 2022).

Inflation – We have seen some operating expenses, such as utilities and food costs, increase at a few properties but the increases have not been material to date. We did not seen an impact to visitation at our properties due to inflation during the first quarter of 2022.

Pari-Mutuel – Pari-mutuel revenue includes live racing, export, advanced deposit wagering and off-track betting. Pari-mutuel expense relate to the revenue above and the operation of our racetracks.

Results of Operations

Net operating revenue increased by $30.7 million, or 42.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

•United States increased by $0.9 million, or 1.4%.

•Canada increased by $14.0 million, or 695.6%.

•Poland increased by $15.9 million, or 269.3%.

•Corporate and Other decreased by ($0.1) million, or (74.0%).

Operating costs and expenses increased by $25.9 million, or 40.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Following is a breakout of operating costs and expenses by segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

•United States increased by $2.9 million, or 6.1%.

•Canada increased by $9.6 million, or 164.1%.

•Poland increased by $10.6 million, or 114.3%.

•Corporate and Other increased by $2.9 million, or 128.2%.

Earnings from operations increased by $4.8 million, or 58.2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

•United States decreased by ($2.0) million, or (11.4%).

•Canada increased by $4.4 million, or 115.7%.

•Poland increased by $5.3 million, or 158.3%.

•Corporate and Other decreased by ($2.9) million, or (140.0%).

Net earnings increased by $1.6 million, or 115.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Items deducted from or added to earnings (loss) from operations to arrive at net earnings (loss) attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended March 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,521	$(703)	$931	$(8,531)	$218
Interest expense (income), net (1)	7,007	567	(13)	3,233	10,794
Income taxes	—	622	558	255	1,435
Depreciation and amortization	4,768	1,225	681	121	6,795
Net earnings attributable to non-controlling interests	—	2,025	466	—	2,491
Non-cash stock-based compensation	—	—	—	673	673
Loss (gain) on foreign currency transactions, cost recovery income and other (2)	—	243	18	(12)	249
Loss on disposition of fixed assets	19	15	3	—	37
Acquisition costs	—	—	—	1,132	1,132
Adjusted EBITDA	$20,315	$3,994	$2,644	$(3,129)	$23,824

(1)Expense of $7.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.6 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $4.3 million and $0.4 million, respectively, for the period presented.

(2)Loss of $2.2 million related to the sale of the land and building in Calgary in February 2022 is included in the Canada segment.

	For the three months ended March 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$10,594	$(3,512)	$(1,835)	$(6,666)	$(1,419)
Interest expense (income), net (1)	6,935	307	4	3,276	10,522
Income taxes (benefit)	—	(409)	(606)	1,114	99
Depreciation and amortization	4,525	1,222	793	103	6,643
Net earnings (loss) attributable to non-controlling interests	—	432	(916)	—	(484)
Non-cash stock-based compensation	—	—	—	259	259
Gain on foreign currency transactions and cost recovery income	—	(557)	(7)	(417)	(981)
Loss on disposition of fixed assets	73	32	—	—	105
Adjusted EBITDA	$22,127	$(2,485)	$(2,567)	$(2,331)	$14,744

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

Amounts in thousands	March 31, 2022	March 31, 2021
Total long-term debt, including current portion	$180,995	$184,421
Deferred financing costs	7,304	8,869
Total principal	$188,299	$193,290
Less: Cash and cash equivalents	$117,217	$65,969
Net Debt	$71,082	$127,321

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months
	ended March 31,			%
Amounts in thousands	2022	2021	Change	Change
Gaming Revenue	$58,245	$57,909	$336	0.6%
Pari-mutuel, Sports Betting and iGaming Revenue	963	931	32	3.4%
Hotel Revenue	1,990	1,750	240	13.7%
Food and Beverage Revenue	2,934	2,684	250	9.3%
Other Revenue	1,116	1,097	19	1.7%
Net Operating Revenue	65,248	64,371	877	1.4%
Gaming Expenses	(29,055)	(27,375)	1,680	6.1%
Pari-mutuel, Sports Betting and iGaming Expenses	(467)	(518)	(51)	(9.8%)
Hotel Expenses	(596)	(509)	87	17.1%
Food and Beverage Expenses	(2,486)	(2,201)	285	12.9%
General and Administrative Expenses	(12,348)	(11,714)	634	5.4%
Depreciation and Amortization	(4,768)	(4,525)	243	5.4%
Total Operating Costs and Expenses	(49,720)	(46,842)	2,878	6.1%
Earnings from Operations	15,528	17,529	(2,001)	(11.4%)

Net Earnings Attributable to Century Casinos, Inc. Shareholders	8,521	10,594	(2,073)	(19.6%)
Adjusted EBITDA	$20,315	$22,127	$(1,812)	(8.2%)

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

The table below provides results by operating segment within the United States reportable segment.

	For the three months
	ended March 31,			%
Amounts in millions	2022	2021	Change	Change
Net Operating Revenue
Colorado	$10.3	$9.4	$0.9	9.5%
West Virginia	26.3	23.9	2.4	9.7%
Missouri	28.7	31.0	(2.3)	(7.6%)

Operating Costs and Expenses (1)
Colorado	$7.1	$6.3	$0.8	12.7%
West Virginia	22.0	20.4	1.6	7.8%
Missouri	15.9	15.7	0.2	1.3%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

First Quarter 2021 COVID-19 Restrictions

Colorado – Table games were closed in January 2021 at both properties. In Central City there were restrictions on the number of slot machines open during the quarter with about 66% of the slot floor open due to a county variance requiring every other machine to be powered off.

West Virginia – Approximately 85% of the gaming floor was open with machines limited to six feet apart or with barriers. In addition, casino hours of operation were reduced and there were capacity restrictions within the casino. Food and beverage outlets were operating with reduced hours and capacity, the hotel was operating at reduced capacity and the convention spaces were closed.

Missouri – The casinos were operating with reduced hours, and there were state-wide smoking restrictions. Gaming revenue was positively impacted by federal stimulus payments.

First Quarter 2022 Results – Our United States properties operated with very few COVID-19 restrictions. We continue to adjust the operation of amenities at our properties based on staffing and varying levels of demand.

Colorado – Gaming revenue increased due to increased betting limits, as detailed above, and table games operating for the full quarter. In addition, sports betting revenue increased due to a second app launching in August 2021. Colorado’s operating costs and expenses have increased due to increased payroll resulting from table game operation, no restrictions on food and beverage outlets as well as increased gaming-related expenses.

West Virginia – Gaming, hotel and food revenue increased due to the decrease in operating restrictions. West Virginia’s operating costs and expenses have increased due to gaming-related expenses. In March 2022, weekend operating hours increased to 24 hours per day.

Missouri – Slot revenue decreased compared to the three months ended March 31, 2021. Operating costs and expenses increased due to minimum wage increases in Missouri offset by decreased gaming-related expenses.

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months
	ended March 31,			%
Amounts in thousands	2022	2021	Change	Change
Gaming Revenue	$9,976	$—	$9,976	100.0%
Pari-mutuel, Sports Betting and iGaming Revenue	2,467	1,553	914	58.9%
Hotel Revenue	84	—	84	100.0%
Food and Beverage Revenue	1,914	36	1,878	5216.7%
Other Revenue	1,558	422	1,136	269.2%
Net Operating Revenue	15,999	2,011	13,988	695.6%
Gaming Expenses	(2,217)	(125)	2,092	1673.6%
Pari-mutuel, Sports Betting and iGaming Expenses	(3,301)	(1,883)	1,418	75.3%
Hotel Expenses	(46)	(2)	44	2200.0%
Food and Beverage Expenses	(1,767)	(130)	1,637	1259.2%
General and Administrative Expenses	(4,689)	(2,469)	2,220	89.9%
Depreciation and Amortization	(1,225)	(1,222)	3	0.2%
Loss on Sale of Assets	(2,154)	—	2,154	100.0%
Total Operating Costs and Expenses	(15,399)	(5,831)	9,568	164.1%
Earnings (Loss) from Operations	600	(3,820)	4,420	115.7%

Non-Controlling Interest	(2,025)	(432)	1,593	368.8%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(703)	(3,512)	2,809	80.0%
Adjusted EBITDA	$3,994	$(2,485)	$6,479	260.7%

In February 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports, which impacts comparability of the Calgary operating segment in 2022.

The table below provides the December 2020 closure and 2021 reopen dates for casinos in Canada due to COVID-19.

Closure Date	Reopen Date
December 13, 2020	June 10, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Canada segment for the three months ended March 31, 2022 compared to three months ended March 31, 2021.

Amounts in millions	Jan	Feb	Mar	Q1
Edmonton - CAD
2022	3.9	4.1	5.6	13.6
2021	0.4	0.4	0.5	1.3
2022/2021	3.5	3.7	5.1	12.3
	875.0%	925.0%	1020.0%	926.4%
Edmonton - USD
2022	3.1	3.2	4.4	10.7
2021	0.3	0.3	0.4	1.0
2022/2021	2.8	2.9	4.0	9.7
	933.3%	966.7%	1000.0%	923.5%

Amounts in millions	Jan	Feb	Mar	Q1
Calgary - CAD
2022	2.0	2.1	2.6	6.7
2021	0.4	0.4	0.4	1.2
2022/2021	1.6	1.7	2.2	5.5
	400.0%	425.0%	550.0%	449.4%
Calgary - USD
2022	1.6	1.6	2.1	5.3
2021	0.3	0.3	0.4	1.0
2022/2021	1.3	1.3	1.7	4.3
	433.3%	433.3%	425.0%	447.1%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Canada segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, excluding depreciation and amortization expense and loss on sale of assets.

Amounts in millions	Jan	Feb	Mar	Q1
Edmonton - CAD
2022	3.8	3.6	3.8	11.2
2021	1.1	1.3	1.3	3.7
2022/2021	2.7	2.3	2.5	7.5
	245.5%	176.9%	192.3%	202.7%
Edmonton - USD
2022	3.0	2.8	3.1	8.9
2021	0.9	1.0	1.1	3.0
2022/2021	2.1	1.8	2.0	5.9
	233.3%	180.0%	181.8%	196.7%

Amounts in millions	Jan	Feb	Mar	Q1
Calgary - CAD
2022	1.3	1.3	1.4	4.0
2021	0.4	0.8	0.9	2.1
2022/2021	0.9	0.5	0.5	1.9
	225.0%	62.5%	55.6%	90.5%
Calgary - USD
2022	1.0	1.0	1.2	3.2
2021	0.4	0.6	0.7	1.7
2022/2021	0.6	0.4	0.5	1.5
	150.0%	66.7%	71.4%	88.2%

Net operating revenue for the three months ended March 31, 2021 was impacted negatively by closures due to COVID-19 as detailed in the tables above.

First Quarter 2021 – During the three months ended March 31, 2021, our revenue in the Canada segment was primarily from advance deposit wagering on horse races. In March 2021, we reopened some restaurants within our casinos. Operating expenses were reduced by wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy that was enacted in April 2020 as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. The qualified government wage subsidies reduced operating expenses by CAD 0.9 million ($0.7 million based on the average exchange rate for the three months ended March 31, 2021) for the three months ended March 31, 2021.

During the Canadian closures we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. We believe that we have captured operating synergies, labor savings and cost savings following the reopening of our Canada properties in June 2021.

First Quarter 2022 – Through early February 2022 we required customers to provide proof of vaccination, a negative rapid test result or an original medical exception letter for entry to comply with a government mandate. In accordance with a government mandate, all customers and employees were required to wear masks while indoors through early March 2022. Since the lifting of these restrictions, we have seen a positive impact in the number of customers coming to our casinos and in operating results.

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months
	ended March 31,			%
Amounts in thousands	2022	2021	Change	Change
Gaming Revenue	$21,625	$5,519	$16,106	291.8%
Food and Beverage Revenue	190	—	190	100.0%
Other Revenue	9	391	(382)	(97.7%)
Net Operating Revenue	21,824	5,910	15,914	269.3%
Gaming Expenses	(13,450)	(4,239)	9,211	217.3%
Food and Beverage Expenses	(726)	(274)	452	165.0%
General and Administrative Expenses	(5,007)	(3,964)	1,043	26.3%
Depreciation and Amortization	(681)	(793)	(112)	(14.1%)
Total Operating Costs and Expenses	(19,864)	(9,270)	10,594	114.3%
Earnings (Loss) from Operations	1,960	(3,360)	5,320	158.3%

Non-Controlling Interest	(466)	916	1,382	150.9%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	931	(1,835)	2,766	150.7%
Adjusted EBITDA	$2,644	$(2,567)	$5,211	203.0%

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires, there is a public notification of the available license and any gaming company can apply for a new license for that city. The next license expiration for a CPL casino occurs in September 2022.

Results in US dollars were impacted by a (7.4%) decrease in the average exchange rate between the US dollar and Polish zloty for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

The table below provides the closure and reopen dates for casinos in Poland due to COVID-19 in December 2020 and in 2021.

Closure Date	Reopen Date
December 29, 2020	February 12, 2021
March 20, 2021	May 28, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Poland segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Amounts in millions	Jan	Feb	Mar	Q1
PLN
2022	29.1	25.5	35.6	90.2
2021	0.2	12.4	9.8	22.4
2022/2021	28.9	13.1	25.8	67.8
	14450.0%	105.6%	263.3%	303.4%
USD
2022	7.2	6.4	8.2	21.8
2021	0.1	3.3	2.5	5.9
2022/2021	7.1	3.1	5.7	15.9
	7100.0%	93.9%	228.0%	269.3%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Poland segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 excluding depreciation and amortization expense.

Amounts in millions	Jan	Feb	Mar	Q1
PLN
2022	26.1	23.9	29.1	79.1
2021	6.8	13.0	12.2	32.0
2022/2021	19.3	10.9	16.9	47.1
	283.8%	83.8%	138.5%	147.2%
USD
2022	6.5	5.9	6.8	19.2
2021	1.8	3.5	3.2	8.5
2022/2021	4.7	2.4	3.6	10.7
	261.1%	68.6%	112.5%	125.9%

First Quarter 2021 – Net operating revenue was negatively impacted by temporary closures and reduced tourism in Warsaw due to COVID-19. During the closures of our Poland casinos, we reduced operating costs and expenses as much as possible.

First Quarter 2022 – Travel and hotel occupancy in Poland have increased since most COVID-19 travel restrictions have been lifted. We have not seen a material negative impact on our operations as a result of the war in Ukraine. While Poland borders Ukraine, our casinos are not located near the border. However, continued conflict in that region could have a negative impact on our results of operations.

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months
	ended March 31,			%
Amounts in thousands	2022	2021	Change	Change
Gaming Revenue	$30	$—	$30	100.0%
Other Revenue	2	123	(121)	(98.4%)
Net Operating Revenue	32	123	(91)	(74.0%)
Gaming Expenses	(27)	—	27	100.0%
General and Administrative Expenses	(4,927)	(2,121)	2,806	132.3%
Depreciation and Amortization	(121)	(103)	18	17.5%
Total Operating Costs and Expenses	(5,075)	(2,224)	2,851	128.2%
Loss from Operations	(5,043)	(2,101)	(2,942)	(140.0%)

Net Loss Attributable to Century Casinos, Inc. Shareholders	(8,531)	(6,666)	(1,865)	(28.0%)
Adjusted EBITDA	$(3,129)	$(2,331)	$(798)	(34.2%)

The following operations and agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•As of March 31, 2022, we had a concession agreement with TUI Cruises for two ship-based casinos. From March 2020 to June 2021, neither casino operated due to COVID-19. Only one ship-based casino was operating during the three months ended March 31, 2022. The agreement to operate that ship-based casino ended on April 18, 2022. The second ship-based casino began operating on April 5, 2022. Our agreement to operate this ship-based casino ends in the second quarter of 2023.

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

Three Months Ended March 31, 2022 and 2021

The following discussion highlights results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Revenue Highlights

Non-Corporate Reporting Units – Net operating revenue decreased due to termination of the MCE consulting services agreement in November 2021, offset by operation of one ship-based casino during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Operating Expense Highlights

Non-Corporate Reporting Units – Total operating costs and expenses remained flat during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Corporate Reporting Units – Total operating costs and expenses excluding depreciation and amortization expense, increased by $2.9 million, or 143.3%, primarily due to acquisition costs related to the Nugget Acquisition and increased payroll costs.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months
	ended March 31,			%
Amounts in thousands	2022	2021	$ Change	Change
Interest Income	$17	$—	$17	100.0%
Interest Expense	(10,811)	(10,522)	289	2.7%
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	1,893	470	1,423	302.8%
Non-Operating (Expense) Income	$(8,901)	$(10,052)	$(1,151)	(11.5%)

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

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $1.9 million was received by CDR for the three months ended March 31, 2022 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. Cost recovery income of $0.7 million was received by CDR for the three months ended March 31, 2021.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2022, we recognized income tax expense of $1.4 million on pre-tax income of $4.1 million, representing an effective income tax rate of 34.6%, compared to income tax expense of $0.1 million on pre-tax loss of ($1.8) million, representing an effective income tax rate of (5.5%) for the same period in 2021. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the three months
	ended March 31,
Amounts in thousands	2022	2021
Net cash provided by operating activities	$11,545	$5,081
Net cash provided by (used in) investing activities	1,082	(1,674)
Net cash used in financing activities	(3,412)	(689)

Cash, cash equivalents and restricted cash	$117,433	$66,237
Working capital (1)	$80,137	$37,339

(1)Working capital is defined as current assets, excluding restricted cash, minus current liabilities.

Operating Activities

Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flow from operations improved in the three months ended March 31, 2022 because all of our properties were open and operating for the entire period. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 consisted of $6.3 million in proceeds from the sale of the land and building in Calgary, offset by $1.5 million for slot machine purchases and $0.2 million in gaming-related purchases in West Virginia, $0.2 million for our hotel remodel in Cape Girardeau, $0.5 million for our casino project in Caruthersville, $0.6 million for our stand-alone hotel project in Caruthersville, $0.5 million for slot machine purchases at our Missouri properties, and $1.7 million in other fixed asset additions at our properties.

Net cash used in investing activities for the three months ended March 31, 2021 consisted of $0.1 million for slot machine purchases and $0.6 million in gaming floor upgrades at our West Virginia property; $0.3 million for slot machine purchases at our Missouri properties; $0.6 million in other fixed asset additions at our properties and $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 consisted of $1.0 million in principal payments on borrowings, $0.4 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and a $2.0 million distribution to non-controlling interests in CDR.

Net cash used in financing activities for the three months ended March 31, 2021 consisted of $0.7 million in principal payments on borrowings.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of March 31, 2022, our total debt under bank borrowings and other agreements net of $7.3 million related to deferred financing costs was $181.0 million, of which $177.1 million was long-term debt and $3.9 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Macquarie Credit Agreement, the CPL credit facility and the UniCredit Term Loans. On April 1, 2022, we entered into the Goldman Credit Agreement which provides for a $350.0 million term loan and a $30.0 million revolving line of credit. We drew the $350.0 million under the term loan on April 1, 2022 and used the proceeds as well as approximately $29.3 million of cash on hand to repay the $166.2 million outstanding on the Macquarie Credit Agreement, fund the $100.0 million Acquisition Escrow for the Nugget Acquisition and for related fees and expenses. For a description of our debt agreements, see Note 4, “Long-Term Debt,” and Note 13, “Subsequent Events” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $71.1 million as of March 31, 2022 compared to $127.3 million as of March 31, 2021. The decrease in Net Debt was primarily due to a $51.2 million increase in cash and cash equivalents. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2022 maturities of our debt after giving effect to the repayment of amounts outstanding under the Macquarie Credit Agreement and the borrowings under the Goldman Credit Agreement:

Amounts in thousands
Goldman Credit Agreement	Casinos Poland Credit Agreements	UniCredit Term Loans	Century Downs Land Lease	Total
$2,625	$160	$1,518	$—	$4,303

The following table lists the amount of remaining 2022 payments due under our operating and finance lease agreements and our Master Lease:

Amounts in thousands
Operating Leases	Finance Leases	Master Lease
$3,850	$134	$19,127

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2022. We did not repurchase any common stock during the three months ended March 31, 2022. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of March 31, 2022, we had $117.2 million in cash and cash equivalents compared to $107.8 million in cash and cash equivalents at December 31, 2021. As of April 1, 2022, after giving effect to the PropCo Acquisition, we had approximately $87.9 million in cash and cash equivalents. Cash and cash equivalents as of April 1, 2022 do not include restricted cash, which includes $100.0 million in the Acquisition Escrow to fund the OpCo Acquisition.

When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of March 31, 2022, we had $10.0 million available on our revolving credit facility with Macquarie. On April 1, 2022, we entered into the Goldman Credit Agreement which replaces the Macquarie Credit Agreement and includes a $30.0 million revolving credit facility. We did not draw on the $30.0 million credit facility on April 1, 2022. In addition, we have generated cash from sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options.

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

Planned Projects, the Nugget Acquisition and Sources of Liquidity

Planned capital expenditures for the remainder of 2022 include approximately $6.0 million in gaming equipment, renovations to various properties and security system upgrades. We are refurbishing a hotel near Century Casino Caruthersville and estimate the remaining costs are approximately $2.3 million, which we will fund with cash on hand. We plan to move our Century Casino Caruthersville riverboat casino to a new land-based casino with a small hotel adjacent to and connected with the existing building. We estimate this project will cost $47.0 million and we plan to fund the cost of this project with cash on hand, financing, or a combination of the two. As of March 31, 2022, we have spent approximately $1.1 million on this project. We plan to build a hotel at our Cape Girardeau location. We estimate this project will cost approximately $26.0 million and we plan to fund the project with cash on hand. As of March 31, 2022, we have spent approximately $0.6 million on this project.

In February 2022, we entered into a definitive agreement to purchase (i) 50% of the membership interests in PropCo, and (ii) 100% of the membership interests of OpCo. OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located. At the First Closing, on April 1, 2022, we purchased 50% of the membership interests in PropCo for approximately $95.0 million and PropCo entered into a lease with OpCo for an annual rent of $15.0 million. We used approximately $29.3 million of cash on hand in connection with the First Closing. Subject to approval from the Nevada Gaming Commission, our purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close within one year after the First Closing, at which point we will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo and have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum.

As stated above, in connection with the Nugget Acquisition we have entered into the Goldman Credit Agreement for (i) $350.0 million in senior secured term loan debt financing to refinance our existing debt under the Macquarie Credit Agreement, fund the Nugget Acquisition, and to pay related expenses, and (ii) a $30.0 million senior secured revolving credit facility. The purchase price for the OpCo Acquisition will be paid from $100.0 million of proceeds of the Goldman term loan that were borrowed and deposited in the Acquisition Escrow on the First Closing date.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $36.4 million of our total $117.2 million in cash and cash equivalents at March 31, 2022 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2022. There were no repurchases of common stock during the three months ended March 31, 2022.

Item 6. Exhibits

Exhibit No.	Document
2.1

Membership Interest Purchase Agreement, dated as of February 22, 2022, by and among Marnell Gaming, LLC, as seller, Century Nevada Acquisition, Inc., as buyer, and Century Casinos, Inc., as guarantor, is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on February 23, 2022.

3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1

Credit Agreement, dated as of April 1, 2022, among Century Casinos, Inc., as borrower, the subsidiaries of Century Casinos, Inc. party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto, is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2022.

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

Date: May 5, 2022