Form 10-Q
period 2022-06-30
CENTURY CASINOS INC /CO/
filed 2022-08-05
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,864,047 shares of common stock, $0.01 par value per share, were outstanding as of August 1, 2022.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$96,168	$107,821
Receivables, net	8,884	9,414
Prepaid expenses	8,518	12,417
Inventories	1,467	1,443
Restricted cash	100,050	—
Other current assets	1,495	1,163
Assets held for sale	—	8,422
Total Current Assets	216,582	140,680

Property and equipment, net	467,185	472,302
Leased right-of-use assets, net	26,180	28,383
Goodwill	9,691	10,347
Intangible assets, net	46,704	48,930
Deferred income taxes	12,613	555
Equity investment	94,820	—
Note receivable, net of current portion and unamortized discount	358	358
Deposits and other	1,689	1,803
Total Assets	$875,822	$703,358

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,537	$3,958
Current portion of operating lease liabilities	3,467	3,915
Current portion of finance lease liabilities	151	38
Accounts payable	9,824	12,651
Accrued liabilities	17,718	13,592
Accrued payroll	10,420	11,190
Taxes payable	8,906	15,089
Total Current Liabilities	56,023	60,433

Long-term debt, net of current portion and deferred financing costs (Note 5)	346,636	177,526
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	283,042	281,901
Operating lease liabilities, net of current portion	25,510	27,229
Finance lease liabilities, net of current portion	224	43
Taxes payable and other	2,628	2,954
Deferred income taxes	3,028	2,915
Total Liabilities	717,091	553,001
Commitments and Contingencies (Note 7)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,864,047 and 29,624,814 shares issued and outstanding	299	296
Additional paid-in capital	119,970	118,469
Retained earnings	38,363	29,289
Accumulated other comprehensive loss	(9,431)	(6,430)
Total Century Casinos, Inc. Shareholders' Equity	149,201	141,624
Non-controlling interests	9,530	8,733
Total Equity	158,731	150,357
Total Liabilities and Equity	$875,822	$703,358

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2022	2021	2022	2021
Operating revenue:
Gaming	$94,472	$78,902	$184,347	$142,329
Pari-mutuel, sports betting and iGaming	5,259	4,657	8,689	7,141
Hotel	2,541	2,221	4,615	3,971
Food and beverage	6,026	3,604	11,064	6,324
Other	2,824	2,801	5,509	4,834
Net operating revenue	111,122	92,185	214,224	164,599
Operating costs and expenses:
Gaming	46,277	37,430	91,026	69,168
Pari-mutuel, sports betting and iGaming	6,034	4,891	9,802	7,291
Hotel	691	567	1,334	1,078
Food and beverage	5,748	3,398	10,726	6,004
General and administrative	25,854	21,154	52,825	41,421
Depreciation and amortization	6,779	6,633	13,574	13,276
Loss on sale of assets (Note 1)	—	—	2,154	—
Total operating costs and expenses	91,383	74,073	181,441	138,238
Earnings from equity investment	1,063	—	1,063	—
Earnings from operations	20,802	18,112	33,846	26,361
Non-operating (expense) income:
Interest income	108	—	125	—
Interest expense	(21,904)	(10,687)	(32,714)	(21,210)
Gain (loss) on foreign currency transactions, cost recovery income and other	424	(33)	2,317	437
Non-operating (expense) income, net	(21,372)	(10,720)	(30,272)	(20,773)
(Loss) earnings before income taxes	(570)	7,392	3,574	5,588
Income tax benefit (expense)	10,421	(1,120)	8,986	(1,219)
Net earnings	9,851	6,272	12,560	4,369
Net (earnings) loss attributable to non-controlling interests	(995)	583	(3,486)	1,067
Net earnings attributable to Century Casinos, Inc. shareholders	$8,856	$6,855	$9,074	$5,436

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.30	$0.23	$0.30	$0.18
Diluted	$0.28	$0.22	$0.29	$0.18
Weighted average shares outstanding - basic	29,843	29,579	29,752	29,578
Weighted average shares outstanding - diluted	31,506	30,935	31,489	30,708

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2022	2021	2022	2021
Net earnings	$9,851	$6,272	$12,560	$4,369

Other comprehensive income
Foreign currency translation adjustments	(5,173)	2,555	(3,730)	3,302
Other comprehensive (loss) income	(5,173)	2,555	(3,730)	3,302
Comprehensive income	$4,678	$8,827	$8,830	$7,671

Comprehensive income attributable to non-controlling interests
Net (earnings) loss attributable to non-controlling interests	(995)	583	(3,486)	1,067
Foreign currency translation adjustments	691	(269)	729	—
Comprehensive income attributable to Century Casinos, Inc. shareholders	$4,374	$9,141	$6,073	$8,738

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for share information	2022	2021	2022	2021
Common Stock
Balance, beginning of period	$298	$296	$296	$296
Performance stock unit issuance	1	—	3	—
Balance, end of period	299	296	299	296

Additional Paid-in Capital
Balance, beginning of period	$118,706	$115,829	$118,469	$115,570
Amortization of stock-based compensation	1,012	323	1,685	582
Exercise of options	252	40	252	40
Performance stock unit issuance	—	—	(436)	—
Balance, end of period	119,970	116,192	119,970	116,192

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(4,949)	$(5,363)	$(6,430)	$(6,379)
Foreign currency translation adjustment	(4,482)	2,286	(3,001)	3,302
Balance, end of period	(9,431)	(3,077)	(9,431)	(3,077)

Retained Earnings
Balance, beginning of period	$29,507	$7,248	$29,289	$8,667
Net earnings	8,856	6,855	9,074	5,436
Balance, end of period	38,363	14,103	38,363	14,103

Total Century Casinos, Inc. Shareholders' Equity	$149,201	$127,514	$149,201	$127,514

Noncontrolling Interests
Balance, beginning of period	$9,226	$7,421	$8,733	$8,829
Net earnings (loss)	995	(583)	3,486	(1,067)
Foreign currency translation adjustment	(691)	269	(729)	—
Distribution to non-controlling interest	—	—	(1,960)	(655)
Balance, end of period	9,530	7,107	9,530	7,107

Total Equity	$158,731	$134,621	$158,731	$134,621

Common shares issued	50,000	7,852	239,233	7,852

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2022	2021

Cash Flows provided by Operating Activities:
Net earnings	$12,560	$4,369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,574	13,276
Lease amortization	1,986	2,173
(Gain) loss on disposition of fixed assets	(75)	275
Adjustment of contingent liability (Note 7)	—	14
Amortization of stock-based compensation expense	1,685	582
Amortization and write-off of deferred financing costs and discount on note receivable	8,351	783
Loss on sale of assets (Note 1)	2,154	—
Deferred taxes	(11,944)	(930)
Changes in Operating Assets and Liabilities:
Receivables, net	410	(2,543)
Prepaid expenses and other assets	3,803	3,687
Accounts payable	(4,358)	(8,850)
Other current and long-term liabilities	4,953	6,108
Inventories	(49)	270
Accrued payroll	(486)	1,233
Taxes payable	(6,482)	2,241
Net cash provided by operating activities	26,082	22,688

Cash Flows used in Investing Activities:
Purchases of property and equipment	(9,062)	(3,496)
Dividends Smooth Bourbon (Note 3)	180	—
Smooth Bourbon acquisition (Note 3)	(95,000)	—
Proceeds from disposition of assets	124	44
Century Casino Calgary sale (Note 1)	—	(75)
Calgary asset sale (Note 1)	6,330	—
Net cash used in investing activities	(97,428)	(3,527)

Cash Flows provided by (used in) Financing Activities:
Proceeds from borrowings	350,000	—
Principal payments	(168,639)	(1,713)
Payment of deferred financing costs	(18,358)	—
Distribution to non-controlling interest	(2,074)	(655)
Repurchase of shares to satisfy tax withholding	(434)	—
Proceeds from exercise of stock options	253	40
Net cash provided by (used in) financing activities	160,748	(2,328)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(1,032)	$(75)

Increase in Cash, Cash Equivalents and Restricted Cash	$88,370	$16,758

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$108,041	$63,677
Cash, Cash Equivalents and Restricted Cash at End of Period	$196,411	$80,435

Supplemental Disclosure of Cash Flow Information:
Interest paid	$20,778	$17,498
Income taxes paid	$5,158	$2,151
Income tax refunds	$—	$153
Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,971	$1,334

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of June 30, 2022 are detailed below.

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

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of June 30, 2022, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

Through its wholly owned subsidiary Century Nevada Acquisition, Inc., the Company has a 50% equity interest in Smooth Bourbon, LLC (“PropCo” or “Smooth Bourbon”). The Company reports this interest as an equity investment.

As of June 30, 2022, the Company had a concession agreement with TUI Cruises for one ship-based casino that ends in the second quarter of 2023. The table below illustrates the ships operating during the three and six months ended June 30, 2022 and 2021.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	Currently operating
Mein Schiff 6	June 11, 2021	April 18, 2022

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

Other Projects and Developments

Nugget Casino Resort in Sparks, Nevada

On February 22, 2022, the Company entered into a definitive agreement with Marnell Gaming, LLC (“Marnell”), pursuant to which a newly formed subsidiary of the Company (i) purchased from Marnell 50% of the membership interests in PropCo, and (ii) will purchase 100% of the membership interests in Nugget Sparks, LLC (“OpCo”). OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located.

The Company purchased 50% of the membership interests in PropCo for approximately $95.0 million (the “PropCo Acquisition”) at the first closing, which occurred on April 1, 2022 (the “First Closing”). The Company used approximately $29.3 million of cash on hand and borrowings under the Goldman Credit Agreement (see Note 5) in connection with the First Closing. Subject to approval from the Nevada Gaming Commission, the Company’s purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) (the “OpCo Acquisition” and, together with the PropCo Acquisition, the “Nugget Acquisition”) is expected to close within one year after the First Closing (the “Second Closing”). The purchase price for the OpCo Acquisition will be paid from proceeds of the Term Loan (as defined below) deposited in escrow (“Acquisition Escrow”) on the First Closing date. Following the Second Closing, the Company will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. The Company also has a five year option to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum. At the First Closing, PropCo entered into a lease with OpCo for an annual rent of $15.0 million.

Caruthersville Hotel

In July 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The Company plans to open the hotel in August 2022. The Company estimates this project will cost approximately $3.6 million. As of June 30, 2022, the Company has spent $2.2 million on this project.

Cape Girardeau Hotel

The Company is building a hotel at its Cape Girardeau location. The hotel is planned as a six story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. The hotel project has been approved by the City of Cape Girardeau. Additional state and local approvals from other agencies will also be required. Planning, design and preparations for the project are substantially complete. A project start date has not been finalized, and the Company will consider project costs, including the timing of supply chain deliveries, in deciding when to commence construction. The Company estimates a project cost of approximately $26.0 million. The Company is financing the project with cash on hand. As of June 30, 2022, the Company has spent $1.1 million on this project.

Caruthersville Casino and Hotel

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. Subsequently, a lawsuit was filed by the City of St. Louis that seeks to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. In June 2022, the Missouri governor signed a standalone bill to amend the definition of a floating facility. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. The Company plans to move the casino from the riverboat to a new land-based casino with a small hotel adjacent to and connected with the existing building. While preparation for the project is substantially complete, the Company is working to optimize the construction timeline in order to minimize supply chain challenges. The Company estimates an opening date of the casino in mid 2024 with an estimated project cost of $47.0 million. The Company plans to finance the cost of this project with cash on hand, financing, or a combination of the two. As of June 30, 2022, the Company has spent $1.8 million on this project.

Terminated Projects

Century Sports

In August 2020, the Company announced that it had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, the Company paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the purchase agreement. Upon closing of the transaction, the Company entered into a three year lease agreement with the purchaser of the casino operations for annual net rent for the land and building of CAD 0.5 million ($0.4 million based on the exchange rate on June 30, 2022).

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	June 30,	June 30,
Amounts in thousands	2022	2021
Cash and cash equivalents	$96,168	$80,163
Restricted cash	100,050	—
Restricted cash included in deposits and other	193	272
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$196,411	$80,435

As of June 30, 2022, the Company had $100.0 million related to the Acquisition Escrow in restricted cash on its condensed consolidated balance sheet. As of June 30, 2022 and 2021, restricted cash included in deposits and other included $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of June 30,	As of December 31,
Ending Rates	2022	2021
Canadian dollar (CAD)	1.2898	1.2678
Euros (EUR)	0.9566	0.8810
Polish zloty (PLN)	4.4631	4.0492

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2022	2021	% Change	2022	2021	% Change
Canadian dollar (CAD)	1.2754	1.2286	(3.8%)	1.2711	1.2476	(1.9%)
Euros (EUR)	0.9380	0.8302	(13.0%)	0.9145	0.8299	(10.2%)
Polish zloty (PLN)	4.3599	3.7627	(15.9%)	4.2390	3.7660	(12.6%)
Source: 2022 Xe Currency Converter, 2021 Pacific Exchange Rate Service

Equity Investment – On April 1, 2022, the Company purchased 50% of the membership interests in Smooth Bourbon. Smooth Bourbon owns the real property on which the Nugget Casino is located. The additional 50% of the membership interest in Smooth Bourbon is held by Marnell. At Smooth Bourbon, decision making is controlled by Marnell, the managing member. The Company completed an assessment of whether Smooth Bourbon is a variable interest entity in which it has a financial interest. Based on this assessment, the Company concluded that Smooth Bourbon is not subject to consolidation under the guidance for variable interest entities. The Company will evaluate its investment in Smooth Bourbon for impairment on an annual basis or whenever events or circumstances indicate the carrying amount may not be recoverable. See Note 3 for additional information about Smooth Bourbon.

2.SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Not Yet Adopted – The Company has not yet adopted the following accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which provides clarification that certain optional expedients and exceptions in ASU 2020-04 for contract modification and hedge accounting apply to derivatives that are affected by discounting transition. The guidance is effective from March 12, 2020 through December 31, 2022. The Company has evaluated its debt agreements under ASU 2020-04 and has determined that it will not need to modify any of the agreements as a result of the discontinuation of LIBOR. The Company does not expect the adoption of the standard to have a material impact on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.

3. EQUITY INVESTMENT

Following is summarized financial information regarding Smooth Bourbon as of June 30, 2022:

	For the three months ended	For the six months ended
Amounts in thousands	June 30, 2022	June 30, 2022
Operating Results
Net operating revenue	$3,770	$3,770
Earnings from continuing operations	$3,749	$3,749
Net earnings	$2,126	$2,126
Net earnings attributable to Century Casinos, Inc.	$1,063	$1,063

The Company’s maximum exposure to losses at June 30, 2022 was $94.8 million, the value of its equity investment in Smooth Bourbon.

Changes in the carrying amount of the investment in Smooth Bourbon for the six months ended June 30, 2022 are presented in the table below.

Amounts in thousands	Balance at January 1, 2022	Acquisition	Equity Earnings	Dividend	Balance at June 30, 2022
Smooth Bourbon	$—	$95,000	$1,063	$(1,243)	$94,820

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of June 30, 2022 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

Goodwill

Changes in the carrying amount of goodwill related to the Canada and Poland segments are as follows:

Amounts in thousands	Canada	Poland	Total
Gross carrying value January 1, 2022	$7,402	$6,320	$13,722
Currency translation	(69)	(587)	(656)
Gross carrying value June 30, 2022	7,333	5,733	13,066

Accumulated impairment losses January 1, 2022	(3,375)	—	(3,375)
Accumulated impairment losses June 30, 2022	(3,375)	—	(3,375)

Net carrying value at January 1, 2022	$4,027	$6,320	$10,347
Net carrying value at June 30, 2022	$3,958	$5,733	$9,691

Intangible Assets

Intangible assets at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2022	2021
Finite-lived
Casino licenses	$2,512	$2,768
Less: accumulated amortization	(1,797)	(1,749)
	715	1,019
Trademarks	2,368	2,368
Less: accumulated amortization	(612)	(494)
	1,756	1,874
Players club lists	20,373	20,373
Less: accumulated amortization	(7,519)	(6,063)
	12,854	14,310
Total finite-lived intangible assets, net	15,325	17,203
Indefinite-lived
Casino licenses	29,904	30,112
Trademarks	1,475	1,615
Total indefinite-lived intangible assets	31,379	31,727
Total intangible assets, net	$46,704	$48,930

Trademarks

The Company currently owns three trademarks, the Century Casinos trademark, the Mountaineer trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that the Mountaineer trademark, reported in the United States segment, has a useful life of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trade name. As such, the trademark will be amortized over its useful life. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of earnings. Changes in the carrying amount of the Mountaineer trademark are as follows:

Amounts in thousands	Balance at January 1, 2022	Amortization	Balance at June 30, 2022
United States	$1,874	$(118)	$1,756

As of June 30, 2022, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2022	$119
2023	237
2024	237
2025	237
2026	237
Thereafter	689
$1,756

The weighted-average amortization period of the Mountaineer trademark is 7.4 years.

Trademarks: Indefinite-Lived

The Company has determined that the Casinos Poland trademark, reported in the Poland segment, and the Century Casinos trademark, reported in the Corporate and Other segment, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s condensed consolidated statements of earnings. Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2022	Currency translation	Balance at June 30, 2022
Poland	$1,507	$(140)	$1,367
Corporate and Other	108	—	108
	$1,615	$(140)	$1,475

Casino Licenses: Finite-Lived

As of June 30, 2022, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2022	Amortization	Currency translation	Balance at June 30, 2022
Poland	$1,019	$(221)	$(83)	$715

As of June 30, 2022, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2022	$198
2023	350
2024	143
2025	24
$715

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 1.6 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission and the West Virginia Lottery Commission and those held in the Canada segment from the Alberta Gaming, Liquor and Cannabis Commission and Horse Racing Alberta are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of earnings. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2022	Currency translation	Balance at June 30, 2022
United States	$17,962	$—	$17,962
Canada	12,150	(208)	11,942
	$30,112	$(208)	$29,904

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

Amounts in thousands	Balance at January 1, 2022	Amortization	Balance at June 30, 2022
United States	$14,310	$(1,456)	$12,854

As of June 30, 2022, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2022	$1,454
2023	2,910
2024	2,910
2025	2,910
2026	2,670
$12,854

The weighted-average amortization period for the player’s club lists is 4.4 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2022 and December 31, 2021 consisted of the following:

Amounts in thousands	June 30, 2022		December 31, 2021
Credit agreement - Goldman	$349,125	6.99%	$—	—
Credit agreement - Macquarie	—	—	166,600	6.70%
Credit agreement - CPL	107	5.66%	207	2.12%
UniCredit term loans	5,549	2.98%	6,994	2.55%
Financing obligation - CDR land lease	15,115	14.96%	15,378	11.44%
Total principal	$369,896	7.61%	$189,179	6.89%
Deferred financing costs	(17,723)		(7,695)
Total long-term debt	$352,173		$181,484
Less current portion	(5,537)		(3,958)
Long-term portion	$346,636		$177,526

Goldman Credit Agreement

On April 1, 2022, the Company entered into a Credit Agreement (the “Goldman Credit Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaces the Macquarie Credit Agreement discussed below. The Goldman Credit Agreement provides for a $350.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Facility”). As of June 30, 2022, the outstanding balance of the Term Loan was $349.1 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Credit Agreement to fund the PropCo Acquisition, for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement, to fund the Acquisition Escrow and for related fees and expenses.

The Term Loan matures on April 1, 2029, and the Revolving Facility matures on April 1, 2027. The Revolving Facility includes up to $10.0 million available for the issuance of letters of credit. The Term Loan requires scheduled quarterly payments of $875,000 equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”) or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of less than $0.1 million were recorded as interest expense in the consolidated statements of earnings for the three and six months ended June 30, 2022.

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

The Goldman Credit Agreement provides that the Term Loan may be prepaid, subject to a prepayment premium in an amount equal to 1.00% of the principal amount of the Term Loan if such event occurs on or before April 1, 2023. This premium does not apply if there is a mandatory prepayment with respect to the Acquisition Escrow.

The borrowings under the Goldman Credit Agreement are guaranteed by the material subsidiaries of the Company, subject to certain exceptions (including the exclusion of the Company’s non-domestic subsidiaries), and are secured by a pledge (and, with respect to real property, mortgage) of substantially all of the existing and future property and assets of the Company and the guarantors, subject to certain exceptions.

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.

Deferred financing costs consist of the Company’s costs related to financings. The Company recognized $18.4 million in deferred financing costs related to the Goldman Credit Agreement for the six months ended June 30, 2022. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million for the three and six months ended June 30, 2022. These costs are included in interest expense in the condensed consolidated statement of earnings for the three and six months ended June 30, 2022.

Credit Agreement – Macquarie Capital

In December 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto (the “Macquarie Credit Agreement”). The Macquarie Credit Agreement replaced the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provided for a $170.0 million term loan (the “Macquarie Term Loan”) and a $10.0 million Revolving Facility (the “Macquarie Revolving Facility”). The Macquarie Revolving Facility included up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Macquarie Term Loan to fund the acquisition of MTR, CCG and CCV (the “Acquired Casinos”), for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In connection with the Goldman Credit Agreement, the Macquarie Term Loan was repaid on April 1, 2022 and the Macquarie Credit Agreement was terminated.

Commitment fees related to the Macquarie Revolving Facility of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of earnings for the three and six months ended June 30, 2022 and 2021.

The Company amortized $0.4 million for the three and six months ended June 30, 2022 and $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively, relating to Macquarie Credit Agreement deferred financing costs. These costs are included in interest expense in the condensed consolidated statements of earnings for the three and six months ended June 30, 2022 and 2021. The Company wrote-off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

Casinos Poland

CPL’s PLN 3.0 million term loan and PLN 4.0 million term loan with mBank were paid in full in November 2021. The term loans bore an interest rate of 1-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.70%. CPL’s PLN 10.0 million short-term line of credit was amended on April 22, 2022 and the PLN 2.5 million that was available for cash borrowing was removed from the line of credit.

As of June 30, 2022, CPL had one credit agreement and one short-term line of credit with mBank as detailed below. As of June 30, 2022, CPL was in compliance with all applicable financial covenants under these agreements.

The credit agreement between CPL and mBank is a PLN 2.5 million term loan that was used to purchase gaming and other equipment for the Marriott Hotel in Warsaw. The credit agreement bears interest at an interest rate of 1-month WIBOR plus 1.90%. The credit agreement has a four year term through November 30, 2022. As of June 30, 2022, the credit agreement had an outstanding balance of PLN 0.5 million ($0.1 million based on the exchange rate in effect on June 30, 2022). CPL has no further borrowing availability under this credit agreement. The credit agreement is secured by a building owned by CPL in Warsaw and a pledge of slot machines. In addition, CPL is required to maintain cash inflows of PLN 7.0 million to its account held with mBank and to comply with financial covenants, including covenants that relate to profit margins not lower than 0.5%, liquidity ratios no less than 0.6 and a debt ratio not higher than 70%. In May 2020, the credit agreement was amended to defer three months of payments to November 30, 2022.

As of June 30, 2022, CPL also had a short-term line of credit with mBank used to finance current operations. The line of credit has a borrowing capacity of PLN 5.0 million bearing an interest rate of overnight WIBOR plus 2.00%. As of June 30, 2022, the credit facility had no outstanding balance and PLN 5.0 million ($1.1 million based on the exchange rate in effect on June 30, 2022) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The line of credit was amended in April 2022 extending the line of credit through April 27, 2023.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.8 million based on the exchange rate in effect on June 30, 2022). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on June 30, 2022) with mBank and will terminate in June 2024 and January 2026, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect on June 30, 2022) in deposits for this purpose as of June 30, 2022. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of June 30, 2022, CRM had two credit agreements with UniCredit (the “UniCredit Term Loans”).

The first credit agreement (“UniCredit Term Loan 1”) is a GBP 2.0 million term loan used for construction and fitting out of Century Casino Bath, a casino in Bath, England that the Company closed in March 2020. In November 2021, the Company amended the UniCredit Term Loan 1 to convert it into a USD term loan beginning December 31, 2021. The term loan matures September 30, 2023 and bears interest at LIBOR plus 1.625%. If LIBOR is not available, the interest rate will be determined based on a quoted rate from leading banks in the London interbank market. As of June 30, 2022, the amount outstanding on UniCredit Term Loan 1 was $0.7 million. CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

The second credit agreement (“UniCredit Term Loan 2”) is a EUR 6.0 million term loan converted from a $7.4 million line of credit on June 23, 2021. In August 2018, CRM entered into a loan agreement with UniCredit for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement. In March 2021, the term of the line of credit was extended to June 2021, when it was converted into UniCredit Term Loan 2. The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of June 30, 2022, the amount outstanding was EUR 4.7 million ($4.9 million based on the exchange rate in effect on June 30, 2022) and the Company had no further borrowings available. UniCredit Term Loan 2 is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of June 30, 2022, the outstanding balance on the financing obligation was CAD 19.5 million ($15.1 million based on the exchange rate in effect on June 30, 2022).

As of June 30, 2022, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Goldman Credit Agreement	Casinos Poland Credit Agreement	UniCredit Term Loans	Century Downs Land Lease	Total
2022	$1,750	$107	$965	$—	$2,822
2023	3,500	—	1,796	—	5,296
2024	3,500	—	1,394	—	4,894
2025	3,500	—	1,394	—	4,894
2026	3,500	—	—	—	3,500
Thereafter	333,375	—	—	15,115	348,490
Total	$349,125	$107	$5,549	$15,115	$369,896

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

Total payments and interest expense related to the Master Lease for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2022	2021	2022	2021
Payments made	$6,376	$6,313	$10,626	$10,521
Interest expense on financing obligation	$7,103	$7,028	$14,110	$13,962

The future payments related to the Master Lease financing obligation with the Landlord at June 30, 2022 were as follows:

Amounts in thousands
2022	$12,752
2023	25,821
2024	26,144
2025	26,340
2026	26,538
Thereafter	1,008,183
Total payments	1,125,778
Less imputed interest	(871,228)
Residual value	28,492
Total	$283,042

7.COMMITMENTS AND CONTINGENCIES

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

8.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the six months ended June 30, 2022, the Company recognized an income tax benefit of ($9.0) million on pre-tax earnings of $3.6 million, representing an effective income tax rate of (251.4%) compared to income tax expense of $1.2 million on pre-tax earnings of $5.6 million, representing an effective income tax rate of 21.8% for the same period in 2021. The comparison of pre-tax earnings of $3.6 million for the six months ended June 30, 2022 to the pre-tax earnings of $5.6 million for the six months ended June 30, 2021 should be considered when comparing effective tax rates for the respective periods.

For the six months ended June 30, 2022, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the six months ended June 30, 2022.

A number of items caused the effective income tax rate for the six months ended June 30, 2022 to differ from the US federal statutory income tax rate of 21%, including taxation of global intangible low-tax income (GILTI) in the United States, a 23% statutory tax rate in Canada, certain nondeductible business expenses in Poland, and various exchange rate benefits. Furthermore, management has determined that there is significant positive evidence to conclude that it is more likely than not that the deferred tax assets in the United States will be realized. As a result, the valuation allowance against these deferred tax assets has been released, resulting in a $10.2 million income tax benefit recognized during the second quarter of 2022. As of June 30, 2022, the Company continues to maintain a full valuation allowance on deferred tax assets for CMR and CRM.

Additionally, the Company has unrecognized tax benefits of $0.8 million, of which $0.7 million is due to the Company’s ability to utilize pre-acquisition net operating losses. Due to the lapse of statute of limitations related to the pre-acquisition net operating losses, the Company recognized a tax benefit of $0.2 million during the second quarter of 2022 and anticipates it will recognize a tax benefit of $0.5 million during 2023.

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2022	2021	2022	2021
Weighted average common shares, basic	29,843	29,579	29,752	29,578
Dilutive effect of stock options	1,663	1,356	1,737	1,130
Weighted average common shares, diluted	31,506	30,935	31,489	30,708

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2022	2021	2022	2021
Stock options	2,780	717	2,667	871

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and six months ended June 30, 2022 and 2021.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2022 and 2021.

Long-Term Debt – The carrying value of the Goldman Credit Agreement, the UniCredit Term Loans and CPL credit agreement and short-term lines of credit approximate fair value based on the variable interest paid on the obligations. The carrying value of the Goldman Credit Agreement approximates fair value due to the recently negotiated terms. The carrying values of the UniCredit Term Loan 2 and CPL short-term lines of credit approximate fair value due to the short-term nature of the agreements. The estimated fair values of the outstanding balances under the Goldman Credit Agreement, CPL credit agreement, and UniCredit Term Loan 1 are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2022	2021	2022	2021
Revenue from contracts with customers	$111,122	$92,185	$214,224	$164,599
Cost recovery income	—	—	1,938	655
Total revenue	$111,122	$92,185	$216,162	$165,254

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

	For the three months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$61,130	$11,910	$21,378	$54	$94,472
Pari-mutuel, sports betting and iGaming	2,373	2,886	—	—	5,259
Hotel	2,420	121	—	—	2,541
Food and beverage	3,063	2,747	216	—	6,026
Other	1,327	1,373	113	11	2,824
Net operating revenue	$70,313	$19,037	$21,707	$65	$111,122

	For the three months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$67,680	$3,024	$8,183	$15	$78,902
Pari-mutuel, sports betting and iGaming	2,275	2,382	—	—	4,657
Hotel	2,221	—	—	—	2,221
Food and beverage	3,043	506	55	—	3,604
Other	1,481	746	451	123	2,801
Net operating revenue	$76,700	$6,658	$8,689	$138	$92,185

	For the six months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$119,372	$21,887	$43,004	$84	$184,347
Pari-mutuel, sports betting and iGaming	3,335	5,354	—	—	8,689
Hotel	4,410	205	—	—	4,615
Food and beverage	5,996	4,662	406	—	11,064
Other	2,443	2,931	121	14	5,509
Net operating revenue	$135,556	$35,039	$43,531	$98	$214,224

	For the six months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$125,591	$3,021	$13,702	$15	$142,329
Pari-mutuel, sports betting and iGaming	3,206	3,935	—	—	7,141
Hotel	3,971	—	—	—	3,971
Food and beverage	5,727	542	55	—	6,324
Other	2,577	1,168	842	247	4,834
Net operating revenue	$141,072	$8,666	$14,599	$262	$164,599

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $1.1 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.5 million for the three and six months ended June 30, 2021, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended June 30, 2022		ended June 30, 2021
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$586	2,937	$472	$2,227
Closing	749	2,842	739	2,769
Increase/(Decrease)	$163	$(95)	$267	$542

	For the six months		For the six months
	ended June 30, 2022		ended June 30, 2021
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,269	$2,986	$1,103	$2,200
Closing	749	2,842	739	2,769
(Decrease)/Increase	$(520)	$(144)	$(364)	$569

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

The components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2022	2021	2022	2021
Operating lease expense	$1,349	$1,519	$2,723	$2,982

Finance lease expense:
Amortization of right-of-use assets	$42	$31	$84	$67
Interest on lease liabilities	4	2	9	4
Total finance lease expense	$46	$33	$93	$71

Variable lease expense	$373	$211	$797	$388

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,
Amounts in thousands	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$8	$4
Operating cash flows from operating leases	2,551	2,862
Financing cash flows from finance leases	79	64

Right-of-use assets obtained in exchange for operating lease liabilities	$140	$341

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	June 30, 2022	December 31, 2021
Operating leases
Leased right-of-use assets, net	$26,180	$28,383

Current portion of operating lease liabilities	3,467	3,915
Operating lease liabilities, net of current portion	25,510	27,229
Total operating lease liabilities	28,977	31,144

Finance leases
Finance lease right-of-use assets, gross	562	424
Accumulated depreciation	(188)	(342)
Property and equipment, net	374	82

Current portion of finance lease liabilities	151	38
Finance lease liabilities, net of current portion	224	43
Total finance lease liabilities	375	81

Weighted-average remaining lease term
Operating leases	11.2 years	11.2 years
Finance leases	2.4 years	2.2 years

Weighted-average discount rate
Operating leases	4.8%	4.7%
Finance leases	4.5%	4.0%

Maturities of lease liabilities as of June 30, 2022 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2022	$2,406	$87
2023	4,452	158
2024	3,821	152
2025	2,805	—
2026	2,527	—
Thereafter	23,222	—
Total lease payments	39,233	397
Less imputed interest	(10,256)	(22)
Total	$28,977	$375

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
Corporate Other (2)

(1)The Company operated Century Sports through February 10, 2022. The Company operated Century Bets! Inc. through August 2021, when operations were transferred to Century Mile. For more information about Century Sports and Century Bets! Inc., see Note 1.

(2)The Company’s equity investment in Smooth Bourbon is included in the Corporate Other reporting unit.

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as the primary profit measure for its reportable segments. Adjusted EBITDA is a non-US GAAP measure defined as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest earnings (loss) and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, loss (gain) on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US GAAP. Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$70,313	$19,037	$21,707	$65	$111,122

Earnings (loss) before income taxes	$10,521	$3,783	$2,498	$(17,372)	$(570)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$10,521	$2,875	$1,322	$(5,862)	$8,856
Interest expense (income), net (2)	7,103	585	(54)	14,162	21,796
Income taxes (benefit)	—	574	515	(11,510)	(10,421)
Depreciation and amortization	4,758	1,226	676	119	6,779
Net earnings attributable to non-controlling interests	—	334	661	—	995
Non-cash stock-based compensation	—	—	—	1,012	1,012
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(34)	(397)	7	(424)
Loss (gain) on disposition of fixed assets	—	8	1	(121)	(112)
Acquisition costs	—	—	—	1,297	1,297
Adjusted EBITDA	$22,382	$5,568	$2,724	$(896)	$29,778

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations.

(2)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.6 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.4 million and $0.7 million, respectively, for the period presented. Expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

	For the three months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$76,700	$6,658	$8,689	$138	$92,185

Earnings (loss) before income taxes	$16,502	$(1,018)	$(1,839)	$(6,253)	$7,392

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$16,502	$(1,525)	$(1,038)	$(7,084)	$6,855
Interest expense (income), net (2)	7,027	396	11	3,253	10,687
Income taxes (benefit)	—	572	(283)	831	1,120
Depreciation and amortization	4,509	1,251	768	105	6,633
Net loss attributable to non-controlling interests	—	(65)	(518)	—	(583)
Non-cash stock-based compensation	—	—	—	323	323
Loss on foreign currency transactions and cost recovery income	—	10	18	5	33
Loss (gain) on disposition of fixed assets	209	—	—	(39)	170
Adjusted EBITDA	$28,247	$639	$(1,042)	$(2,606)	$25,238

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations and consulting agreements.

(2)Expense of $7.0 million related to the Master Lease is included in interest expense, net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense, net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.3 million and $0.6 million, respectively, for the period presented.

	For the six months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$135,556	$35,039	$43,531	$98	$214,224

Earnings (loss) before income taxes	$19,038	$5,726	$4,454	$(25,644)	$3,574

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$19,038	$2,170	$2,255	$(14,389)	$9,074
Interest expense (income), net (2)	14,109	1,152	(67)	17,395	32,589
Income taxes (benefit)	—	1,197	1,072	(11,255)	(8,986)
Depreciation and amortization	9,526	2,452	1,356	240	13,574
Net earnings attributable to non-controlling interests	—	2,359	1,127	—	3,486
Non-cash stock-based compensation	—	—	—	1,685	1,685
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	—	209	(379)	(5)	(175)
Loss (gain) on disposition of fixed assets	19	23	4	(121)	(75)
Acquisition costs	—	—	—	2,429	2,429
Adjusted EBITDA	$42,692	$9,562	$5,368	$(4,021)	$53,601

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations.

(2)Expense of $14.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.1 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $10.6 million and $1.0 million respectively, for the period presented. Expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

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

(2)Expense of $14.0 million related to the Master Lease is included in interest expense, net in the United States segment. Expense of $0.7 million related to the CDR land lease is included in interest expense, net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $10.5 million and $0.9 million respectively, for the period presented.

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
Corporate Other (2)

(1)We operated Century Sports through February 10, 2022. We operated Century Bets! Inc. through August 2021, when operations were transferred to Century Mile. For more information about Century Sports and Century Bets! Inc., see Note 1, “Description of Business and Basis of Presentation,” to our condensed consolidated financial statements in Part I, Item 1 of this report.

(2)Our equity investment in Smooth Bourbon is included in the Corporate Other reporting unit.

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

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of June 30, 2022, CPL owned and operated eight casinos throughout Poland. The following table summarizes information about CPL’s casinos as of June 30, 2022.

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

Through our wholly owned subsidiary Century Nevada Acquisition, Inc., we have a 50% equity interest in PropCo. We report this interest as an equity investment.

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

We estimate that net operating revenue for the three and six months ended June 30, 2021 was adversely impacted by approximately $20.2 million and $35.9 million, respectively, and that Adjusted EBITDA for the three and six months ended June 30, 2021 was adversely impacted by approximately $6.4 million and $13.1 million, respectively, due to the closures. See “Discussion of Results” below for a discussion of the impact of the closures in the Canada and Poland reportable segments.

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

We purchased 50% of the membership interests in PropCo for approximately $95.0 million at the first closing on April 1, 2022. We used approximately $29.3 million of cash on hand in connection with the First Closing. Subject to approval from the Nevada Gaming Commission, our purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close within one year after the First Closing. Following the Second Closing, we will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. We also have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum. At the First Closing, PropCo entered into a lease with OpCo for an annual rent of $15.0 million.

Caruthersville Hotel

In July 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. We plan to open the hotel in August 2022. We estimate the cost of the project to be $3.6 million. As of June 30, 2022, we have spent $2.2 million on this project.

Caruthersville Land-Based Casino

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. A lawsuit was filed by the City of St. Louis to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. In June 2022, the Missouri governor signed a standalone bill to amend the definition of a floating facility. This legislation provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. We plan to move the casino from the riverboat to a new land-based casino with a small hotel. While preparation for the project is substantially complete, we are working to optimize the construction timeline in order to minimize supply chain challenges. We estimate the project will cost $47.0 million with completion expected in mid-2024. We plan to finance the cost of this project with cash on hand, financing, or a combination of the two. As of June 30, 2022, we have spent $1.8 million on this project.

Cape Girardeau Hotel

We plan to build a hotel at our Cape Girardeau location. The new hotel will be adjacent to and connected with the existing casino building. Planning, design and preparations for the project are substantially complete. A project start date has not been finalized, and we will consider project costs, including the timing of supply chain deliveries, in deciding when to commence construction. We estimate the project will cost $26.0 million and we will finance this cost with cash on hand. As of June 30, 2022, we have spent $1.1 million on this project.

Additional Gaming Projects

We currently are exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2022	2021	% Change	2022	2021	% Change
Canadian dollar (CAD)	1.2754	1.2286	(3.8%)	1.2711	1.2476	(1.9%)
Euros (EUR)	0.9380	0.8302	(13.0%)	0.9145	0.8299	(10.2%)
Polish zloty (PLN)	4.3599	3.7627	(15.9%)	4.2390	3.7660	(12.6%)
Source: 2022 Xe Currency Converter, 2021 Pacific Exchange Rate Service

We recognize in our condensed consolidated statements of earnings foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$94,472	$78,902	$15,570	19.7%	$184,347	$142,329	$42,018	29.5%
Pari-mutuel, Sports Betting and iGaming Revenue	5,259	4,657	602	12.9%	8,689	7,141	1,548	21.7%
Hotel Revenue	2,541	2,221	320	14.4%	4,615	3,971	644	16.2%
Food and Beverage Revenue	6,026	3,604	2,422	67.2%	11,064	6,324	4,740	75.0%
Other Revenue	2,824	2,801	23	0.8%	5,509	4,834	675	14.0%
Net Operating Revenue	111,122	92,185	18,937	20.5%	214,224	164,599	49,625	30.1%
Gaming Expenses	(46,277)	(37,430)	8,847	23.6%	(91,026)	(69,168)	21,858	31.6%
Pari-mutuel, Sports Betting and iGaming Expenses	(6,034)	(4,891)	1,143	23.4%	(9,802)	(7,291)	2,511	34.4%
Hotel Expenses	(691)	(567)	124	21.9%	(1,334)	(1,078)	256	23.7%
Food and Beverage Expenses	(5,748)	(3,398)	2,350	69.2%	(10,726)	(6,004)	4,722	78.6%
General and Administrative Expenses	(25,854)	(21,154)	4,700	22.2%	(52,825)	(41,421)	11,404	27.5%
Depreciation and Amortization	(6,779)	(6,633)	146	2.2%	(13,574)	(13,276)	298	2.2%
Loss on Sale of Assets	—	—	—	—	(2,154)	—	2,154	100.0%
Total Operating Costs and Expenses	(91,383)	(74,073)	17,310	23.4%	(181,441)	(138,238)	43,203	31.3%
Earnings from Equity Investment	1,063	—	1,063	100.0%	1,063	—	1,063	100.0%
Earnings from Operations	20,802	18,112	2,690	14.9%	33,846	26,361	7,485	28.4%

Income Tax Benefit (Expense)	10,421	(1,120)	(11,541)	(1030.4%)	8,986	(1,219)	(10,205)	(837.2%)
Non-Controlling Interest	(995)	583	1,578	270.7%	(3,486)	1,067	4,553	426.7%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	8,856	6,855	2,001	29.2%	9,074	5,436	3,638	66.9%
Adjusted EBITDA (1)	$29,778	$25,238	$4,540	18.0%	$53,601	$39,983	$13,618	34.1%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.30	$0.23	$0.07	30.4%	$0.30	$0.18	$0.12	66.7%
Diluted Earnings Per Share	$0.28	$0.22	$0.06	27.3%	$0.29	$0.18	$0.11	61.1%

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

COVID-19 – Closures of our Canada and Poland properties due to COVID-19 had a negative impact on our results for the three and six months ended June 30, 2021. See “Executive Overview-Recent Developments Related to COVID-19” above for details regarding the closures.

Calgary – In February 2022, we sold the land and building that we owned in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022). We recorded a loss on the sale of the land and building of CAD 2.7 million ($2.2 million based on the average exchange rate for the month ended February 28, 2022).

Deferred Financing – We wrote-off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

Inflation – We have seen some operating expenses, such as utilities and food costs, increase at a few properties but the increases have not been material to date. We did not see a material impact to visitation at our properties due to inflation during the first half of 2022.

Staffing – We have experienced difficulties attracting and retaining staff at some locations in the US and Canada. As a result, we have had to adjust hours of some food and beverage outlets and the number of rooms available at some of our hotels. We have been able to make adjustments during non-peak times and have not seen a material impact to our operating results.

Valuation Allowance – We released a $10.2 million US valuation allowance, resulting in an income tax benefit for the three and six months ended June 30, 2022.

Pari-Mutuel

Pari-mutuel revenue includes live racing, export, advanced deposit wagering and off-track betting. Pari-mutuel expense relate to the revenue above and the operation of our racetracks.

Results of Operations

Net operating revenue increased by $18.9 million, or 20.5%, and by $49.6 million, or 30.1%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021:

•United States decreased by ($6.4) million, or (8.3%), and by ($5.5) million, or (3.9%).

•Canada increased by $12.4 million, or 185.9%, and by $26.4 million, or 304.3%.

•Poland increased by $13.0 million, or 149.8%, and by $28.9 million, or 198.2%.

•Corporate and Other decreased by ($0.1) million, or (52.9%), and by ($0.2) million, or (62.6%).

Operating costs and expenses increased by $17.3 million, or 23.4%, and by $43.2 million, or 31.3%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Following is a breakout of operating costs and expenses by segment for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021:

•United States decreased by ($0.5) million, or (0.9%), and increased by $2.4 million, or 2.4%.

•Canada increased by $7.4 million, or 102.2%, and by $17.0 million, or 129.8%.

•Poland increased by $9.2 million, or 87.3%, and by $19.8 million, or 99.9%.

•Corporate and Other increased by $1.2 million, or 38.2%, and by $4.1 million, or 75.7%.

Earnings from operations increased by $2.7 million, or 14.9%, and by $7.5 million, or 28.4%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021:

•United States decreased by ($5.9) million, or (25.1%), and by ($7.9) million, or (19.3%).

•Canada increased by $4.9 million, or 808.2%, and by $9.4 million, or 211.2%.

•Poland increased by $3.9 million, or 213.1%, and by $9.2 million, or 177.5%.

•Corporate and Other decreased by ($0.2) million, or (6.9%), and by ($3.2) million, or (61.9%).

Net earnings increased by $2.0 million, or 29.2%, and by $3.6 million, or 66.9%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Items deducted from or added to earnings from operations to arrive at net earnings attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$10,521	$2,875	$1,322	$(5,862)	$8,856
Interest expense (income), net (1)	7,103	585	(54)	14,162	21,796
Income taxes (benefit)	—	574	515	(11,510)	(10,421)
Depreciation and amortization	4,758	1,226	676	119	6,779
Net earnings attributable to non-controlling interests	—	334	661	—	995
Non-cash stock-based compensation	—	—	—	1,012	1,012
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(34)	(397)	7	(424)
Loss (gain) on disposition of fixed assets	—	8	1	(121)	(112)
Acquisition costs	—	—	—	1,297	1,297
Adjusted EBITDA	$22,382	$5,568	$2,724	$(896)	$29,778

(1)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.6 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.4 million and $0.7 million, respectively, for the period presented. Expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

	For the three months ended June 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$16,502	$(1,525)	$(1,038)	$(7,084)	$6,855
Interest expense (income), net (1)	7,027	396	11	3,253	10,687
Income taxes (benefit)	—	572	(283)	831	1,120
Depreciation and amortization	4,509	1,251	768	105	6,633
Net loss attributable to non-controlling interests	—	(65)	(518)	—	(583)
Non-cash stock-based compensation	—	—	—	323	323
Loss on foreign currency transactions and cost recovery income	—	10	18	5	33
Loss (gain) on disposition of fixed assets	209	—	—	(39)	170
Adjusted EBITDA	$28,247	$639	$(1,042)	$(2,606)	$25,238

(1)Expense of $7.0 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.4 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.3 million and $0.6 million, respectively, for the period presented.

	For the six months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$19,038	$2,170	$2,255	$(14,389)	$9,074
Interest expense (income), net (1)	14,109	1,152	(67)	17,395	32,589
Income taxes (benefit)	—	1,197	1,072	(11,255)	(8,986)
Depreciation and amortization	9,526	2,452	1,356	240	13,574
Net earnings attributable to non-controlling interests	—	2,359	1,127	—	3,486
Non-cash stock-based compensation	—	—	—	1,685	1,685
Loss (gain) on foreign currency transactions, cost recovery income and other (2)	—	209	(379)	(5)	(175)
Loss (gain) on disposition of fixed assets	19	23	4	(121)	(75)
Acquisition costs	—	—	—	2,429	2,429
Adjusted EBITDA	$42,692	$9,562	$5,368	$(4,021)	$53,601

(1)Expense of $14.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.1 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $10.6 million and $1.0 million, respectively, for the period presented. Expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

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

Amounts in thousands	June 30, 2022	June 30, 2021
Total long-term debt, including current portion	$352,173	$183,865
Deferred financing costs	17,723	8,478
Total principal	$369,896	$192,343
Less: Cash and cash equivalents	$96,168	$80,163
Net Debt	$273,728	$112,180

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$61,130	$67,680	$(6,550)	(9.7%)	$119,372	$125,591	$(6,219)	(5.0%)
Pari-mutuel, Sports Betting and iGaming Revenue	2,373	2,275	98	4.3%	3,335	3,206	129	4.0%
Hotel Revenue	2,420	2,221	199	9.0%	4,410	3,971	439	11.1%
Food and Beverage Revenue	3,063	3,043	20	0.7%	5,996	5,727	269	4.7%
Other Revenue	1,327	1,481	(154)	(10.4%)	2,443	2,577	(134)	(5.2%)
Net Operating Revenue	70,313	76,700	(6,387)	(8.3%)	135,556	141,072	(5,516)	(3.9%)
Gaming Expenses	(30,379)	(31,504)	(1,125)	(3.6%)	(59,432)	(58,879)	553	0.9%
Pari-mutuel, Sports Betting and iGaming Expenses	(1,828)	(1,947)	(119)	(6.1%)	(2,296)	(2,464)	(168)	(6.8%)
Hotel Expenses	(626)	(566)	60	10.6%	(1,222)	(1,075)	147	13.7%
Food and Beverage Expenses	(2,649)	(2,596)	53	2.0%	(5,135)	(4,797)	338	7.0%
General and Administrative Expenses	(12,449)	(12,049)	400	3.3%	(24,798)	(23,763)	1,035	4.4%
Depreciation and Amortization	(4,758)	(4,509)	249	5.5%	(9,526)	(9,036)	490	5.4%
Total Operating Costs and Expenses	(52,689)	(53,171)	(482)	(0.9%)	(102,409)	(100,014)	2,395	2.4%
Earnings from Operations	17,624	23,529	(5,905)	(25.1%)	33,147	41,058	(7,911)	(19.3%)

Net Earnings Attributable to Century Casinos, Inc. Shareholders	10,521	16,502	(5,981)	(36.2%)	19,038	27,096	(8,058)	(29.7%)
Adjusted EBITDA	$22,382	$28,247	$(5,865)	(20.8%)	$42,692	$50,376	$(7,684)	(15.3%)

Sports wagering in Colorado became legal on May 1, 2020. We have partnered with sports betting operators that will conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020 and a second launched in August 2021. The third sports betting app is expected to launch in September 2022. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

New table games and unlimited betting began in May 2021 in Colorado.

In December 2020, we entered into an agreement with an iGaming partner to utilize our license with the state of West Virginia to operate an internet and mobile interactive gaming application. The iGaming app launched in April 2021. The agreement provides for a share of net gaming revenue.

The table below provides results by operating segment within the United States reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in millions	2022	2021	Change	Change	2022	2021	Change	Change
Net Operating Revenue
Colorado	$11.6	$12.1	$(0.5)	(4.0%)	$21.9	$21.5	$0.4	1.9%
West Virginia	29.7	30.6	(0.9)	(2.8%)	56.0	54.5	1.5	2.7%
Missouri	29.0	34.1	(5.1)	(14.8%)	57.7	65.1	(7.4)	(11.4%)
Total United States	70.3	76.7	(6.4)	(8.3%)	135.6	141.1	(5.5)	(3.9%)

Operating Costs and Expenses (1)
Colorado	$7.2	$7.2	$—	—	$14.2	$13.5	$0.7	5.2%
West Virginia	24.7	24.3	0.4	1.6%	46.8	44.7	2.1	4.7%
Missouri	16.0	17.0	(1.0)	(5.9%)	31.9	32.7	(0.8)	(2.4%)
Total United States	47.9	48.5	(0.6)	(1.2%)	92.9	90.9	2.0	2.2%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended June 30, 2022 and 2021

Colorado – Gaming revenue at Cripple Creek decreased by ($0.6) million, or (5.3%), primarily due to decreased slot revenue. In the second quarter of 2022, there were wildfires close to the town of Cripple Creek and evacuations in the area as well as a mid-May snow storm. Gaming revenue at Central City remained constant.

West Virginia – Net operating revenue decreased primarily due to an increase in promotional allowances in 2022.

Missouri – Gaming revenue at Caruthersville and Cape Girardeau decreased by ($5.0) million, or (15.2%). Federal stimulus payments and lifting of COVID-19 restrictions resulted in higher than average slot revenue during the second quarter of 2021. Operating expenses decreased due to decreased gaming-related expenses.

Six Months Ended June 30, 2022 and 2021

2021 COVID-19 Restrictions

Colorado – Table games were closed in January 2021 at both properties. In Central City, there were restrictions on the number of slot machines open during the first quarter of 2021 with about 66% of the slot floor open due to a county variance requiring every other machine to be powered off.

West Virginia – During the first quarter of 2021, approximately 85% of the gaming floor was open with machines limited to six feet apart or with barriers, casino hours of operation were reduced and there were capacity restrictions within the casino. In addition, during the first quarter of 2021, food and beverage outlets were operating with reduced hours and capacity, the hotel was operating at reduced capacity and the convention spaces were closed.

Missouri – During the first quarter of 2021, the casinos were operating with reduced hours, and there were state-wide smoking restrictions through May 2021. During the first and second quarters of 2021, gaming revenue was positively impacted by federal stimulus payments.

2022 Results – Our United States properties operated with very few COVID-19 restrictions. We continue to adjust the operation of amenities at our properties based on staffing and varying levels of demand.

Colorado – The increase in net operating revenue was primarily due to a second sports betting app that launched in August 2021. Gaming revenue remained constant for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Colorado’s operating costs and expenses have increased due to increased payroll resulting from table game operations, no restrictions on food and beverage outlets as well as increased gaming-related expenses.

West Virginia – Gaming, hotel and food revenue increased due to the decrease in operating restrictions. West Virginia’s operating costs and expenses have increased due to gaming-related expenses. In March 2022, weekend operating hours increased to 24 hours per day.

Missouri – Slot revenue decreased compared to the six months ended June 30, 2021. Operating costs and expenses decreased due to decreased gaming-related expenses offset by minimum wage increases in Missouri.

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$11,910	$3,024	$8,886	293.8%	$21,887	$3,021	$18,866	624.5%
Pari-mutuel, Sports Betting and iGaming Revenue	2,886	2,382	504	21.2%	5,354	3,935	1,419	36.1%
Hotel Revenue	121	—	121	100.0%	205	—	205	100.0%
Food and Beverage Revenue	2,747	506	2,241	442.9%	4,662	542	4,120	760.1%
Other Revenue	1,373	746	627	84.0%	2,931	1,168	1,763	150.9%
Net Operating Revenue	19,037	6,658	12,379	185.9%	35,039	8,666	26,373	304.3%
Gaming Expenses	(2,432)	(331)	2,101	634.7%	(4,650)	(456)	4,194	919.7%
Pari-mutuel, Sports Betting and iGaming Expenses	(4,206)	(2,944)	1,262	42.9%	(7,506)	(4,827)	2,679	55.5%
Hotel Expenses	(65)	(1)	64	6400.0%	(112)	(3)	109	3633.3%
Food and Beverage Expenses	(2,296)	(436)	1,860	426.6%	(4,062)	(567)	3,495	616.4%
General and Administrative Expenses	(4,478)	(2,307)	2,171	94.1%	(9,170)	(4,776)	4,394	92.0%
Depreciation and Amortization	(1,226)	(1,251)	(25)	(2.0%)	(2,452)	(2,473)	(21)	(0.8%)
Loss on Sale of Assets	—	—	—	—	(2,154)	—	2,154	100.0%
Total Operating Costs and Expenses	(14,703)	(7,270)	7,433	102.2%	(30,106)	(13,102)	17,004	129.8%
Earnings (Loss) from Operations	4,334	(612)	4,946	808.2%	4,933	(4,436)	9,369	211.2%

Income Tax Expense	(574)	(572)	2	0.3%	(1,197)	(163)	1,034	634.4%
Non-Controlling Interest	(334)	65	399	613.8%	(2,359)	(367)	1,992	542.8%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	2,875	(1,525)	4,400	288.5%	2,170	(5,040)	7,210	143.1%
Adjusted EBITDA	$5,568	$639	$4,929	771.4%	$9,562	$(1,850)	$11,412	616.9%

In February 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports, which impacts comparability of the Calgary operating segment in 2022.

Results in US dollars were impacted by a (3.8%) and a (1.9%) decrease in the average exchange rate between the US dollar and Canadian dollars for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively.

The table below provides the December 2020 closure and 2021 reopen dates for casinos in Canada due to COVID-19.

Closure Date	Reopen Date
December 13, 2020	June 10, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Canada segment for the three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Edmonton - CAD
2022	13.6	5.8	5.5	5.5	16.8	30.4
2021	1.3	0.5	0.7	3.9	5.1	6.4
2022/2021	12.3	5.3	4.8	1.6	11.7	24.0
	926.4%	1,060.0%	685.7%	41.0%	230.1%	374.0%
Edmonton - USD
2022	10.7	4.6	4.3	4.3	13.2	23.9
2021	1.0	0.4	0.6	3.2	4.2	5.2
2022/2021	9.7	4.2	3.7	1.1	9.0	18.7
	923.5%	1,050.0%	616.7%	34.4%	216.8%	359.4%

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Calgary - CAD
2022	6.7	2.6	2.4	2.5	7.5	14.2
2021	1.2	0.4	0.5	2.2	3.1	4.3
2022/2021	5.5	2.2	1.9	0.3	4.4	9.9
	449.4%	550.0%	380.0%	13.6%	144.5%	230.8%
Calgary - USD
2022	5.3	2.0	1.9	1.9	5.8	11.1
2021	1.0	0.3	0.4	1.8	2.5	3.5
2022/2021	4.3	1.7	1.5	0.1	3.3	7.6
	447.1%	566.7%	375.0%	5.6%	134.9%	221.7%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Canada segment for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, excluding depreciation and amortization expense and loss on sale of assets.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Edmonton - CAD
2022	11.2	4.2	4.4	4.4	13.0	24.2
2021	3.7	1.2	1.5	2.2	4.9	8.6
2022/2021	7.5	3.0	2.9	2.2	8.1	15.6
	202.7%	250.0%	193.3%	100.0%	165.3%	181.4%
Edmonton - USD
2022	8.9	3.3	3.4	3.5	10.2	19.1
2021	3.0	1.0	1.2	1.7	3.9	6.9
2022/2021	5.9	2.3	2.2	1.8	6.3	12.2
	196.7%	230.0%	183.3%	105.9%	161.5%	176.8%

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
Calgary - CAD
2022	4.0	1.4	1.4	1.4	4.2	8.2
2021	2.1	0.8	0.7	1.1	2.6	4.7
2022/2021	1.9	0.6	0.7	0.3	1.6	3.5
	90.5%	75.0%	100.0%	27.3%	61.5%	74.5%
Calgary - USD
2022	3.2	1.1	1.1	1.1	3.3	6.5
2021	1.7	0.6	0.6	0.8	2.0	3.7
2022/2021	1.5	0.5	0.5	0.3	1.3	2.8
	88.2%	83.3%	83.3%	37.5%	65.0%	75.7%

Net operating revenue for the three and six months ended June 30, 2021 was impacted negatively by closures due to COVID-19 as detailed in the tables above.

First and Second Quarter 2021 – During the first five months of 2021, our revenue in the Canada segment was primarily from advance deposit wagering on horse races. In March 2021, we reopened some restaurants within our casinos. We reopened our casinos on June 10, 2021. Operating expenses were reduced by wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy that was enacted in April 2020 as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. The qualified government wage subsidies reduced operating expenses by CAD 1.8 million ($1.5 million based on the average exchange rate for the three months ended June 30, 2021) and CAD 2.7 million ($2.2 million based on the average exchange rate for the six months ended June 30, 2021) for the three and six months ended June 30, 2021, respectively.

During the Canadian closures, we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. We believe that we have captured operating synergies, labor savings and cost savings following the reopening of our Canada properties in June 2021.

First and Second Quarter 2022 – Through early February 2022, we required customers to provide proof of vaccination, a negative rapid test result or an original medical exception letter for entry to comply with a government mandate. In accordance with a government mandate, all customers and employees were required to wear masks while indoors through early March 2022. Since the lifting of these restrictions, we have seen a positive impact in the number of customers coming to our casinos and in operating results.

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$21,378	$8,183	$13,195	161.2%	$43,004	$13,702	$29,302	213.9%
Food and Beverage Revenue	216	55	161	292.7%	406	55	351	638.2%
Other Revenue	113	451	(338)	(74.9%)	121	842	(721)	(85.6%)
Net Operating Revenue	21,707	8,689	13,018	149.8%	43,531	14,599	28,932	198.2%
Gaming Expenses	(13,436)	(5,581)	7,855	140.7%	(26,886)	(9,820)	17,066	173.8%
Food and Beverage Expenses	(803)	(366)	437	119.4%	(1,529)	(640)	889	138.9%
General and Administrative Expenses	(4,745)	(3,784)	961	25.4%	(9,752)	(7,747)	2,005	25.9%
Depreciation and Amortization	(676)	(768)	(92)	(12.0%)	(1,356)	(1,562)	(206)	(13.2%)
Total Operating Costs and Expenses	(19,660)	(10,499)	9,161	87.3%	(39,523)	(19,769)	19,754	99.9%
Earnings (Loss) from Operations	2,047	(1,810)	3,857	213.1%	4,008	(5,170)	9,178	177.5%

Income Tax (Expense) Benefit	(515)	283	798	282.0%	(1,072)	889	1,961	220.6%
Non-Controlling Interest	(661)	518	1,179	227.6%	(1,127)	1,434	2,561	178.6%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	1,322	(1,038)	2,360	227.4%	2,255	(2,873)	5,128	178.5%
Adjusted EBITDA	$2,724	$(1,042)	$3,766	361.4%	$5,368	$(3,608)	$8,976	248.8%

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires, there is a public notification of the available license and any gaming company can apply for a new license for that city. The next license expiration for a CPL casino occurs in September 2022 for the Hilton Hotel casino in Warsaw.

Results in US dollars were impacted by a (15.9%) and (12.6%) decrease in the average exchange rate between the US dollar and Polish zloty for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

The table below provides the closure and reopen dates for casinos in Poland due to COVID-19 in December 2020 and in 2021.

Closure Date	Reopen Date
December 29, 2020	February 12, 2021
March 20, 2021	May 28, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Poland segment for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
PLN
2022	90.2	30.5	35.1	29.0	94.6	184.8
2021	22.4	0.2	5.5	26.7	32.4	54.8
2022/2021	67.8	30.3	29.6	2.3	62.2	130.0
	303.4%	15,150.0%	538.2%	8.6%	191.4%	237.0%
USD
2022	21.8	7.1	8.0	6.6	21.7	43.5
2021	5.9	0.1	1.5	7.1	8.7	14.6
2022/2021	15.9	7.0	6.5	(0.5)	13.0	28.9
	269.3%	7,000.0%	433.3%	(7.0%)	149.8%	198.2%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Poland segment for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 excluding depreciation and amortization expense.

Amounts in millions	Q1	Apr	May	Jun	Q2	YTD
PLN
2022	79.1	27.0	30.1	25.7	82.8	161.9
2021	32.0	5.5	8.0	23.0	36.5	68.5
2022/2021	47.1	21.5	22.1	2.7	46.3	93.4
	147.2%	390.9%	276.3%	11.7%	126.8%	136.4%
USD
2022	19.2	6.3	6.8	5.9	19.0	38.2
2021	8.5	1.4	2.1	6.2	9.7	18.2
2022/2021	10.7	4.9	4.7	(0.3)	9.3	20.0
	125.9%	350.0%	223.8%	(4.8%)	95.9%	109.9%

First and Second Quarter 2021 – Net operating revenue was negatively impacted by temporary closures and reduced tourism in Warsaw due to COVID-19. The casinos in Poland reopened on May 28, 2021. During the closures of our Poland casinos, we reduced operating costs and expenses as much as possible.

First and Second Quarter 2022 – Travel and hotel occupancy in Poland have increased since most COVID-19 travel restrictions have been lifted. We have not seen a material negative impact on our operations as a result of the war in Ukraine. Although Poland borders Ukraine, our casinos are not located near the border. However, continued conflict in that region could have a negative impact on our results of operations.

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$54	$15	$39	260.0%	$84	$15	$69	460.0%
Other Revenue	11	123	(112)	(91.1%)	14	247	(233)	(94.3%)
Net Operating Revenue	65	138	(73)	(52.9%)	98	262	(164)	(62.6%)
Gaming Expenses	(30)	(14)	16	114.3%	(58)	(13)	45	346.2%
General and Administrative Expenses	(4,182)	(3,014)	1,168	38.8%	(9,105)	(5,135)	3,970	77.3%
Depreciation and Amortization	(119)	(105)	14	13.3%	(240)	(205)	35	17.1%
Total Operating Costs and Expenses	(4,331)	(3,133)	1,198	38.2%	(9,403)	(5,353)	4,050	75.7%
Earnings from Equity Investment	1,063	—	1,063	100.0%	1,063	—	1,063	100.0%
Loss from Operations	(3,203)	(2,995)	(208)	(6.9%)	(8,242)	(5,091)	(3,151)	(61.9%)

Income Tax Benefit (Expense)	11,510	(831)	(12,341)	(1485.1%)	11,255	(1,945)	(13,200)	(678.7%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(5,862)	(7,084)	1,222	17.3%	(14,389)	(13,747)	(642)	(4.7%)
Adjusted EBITDA	$(896)	$(2,606)	$1,710	65.6%	$(4,021)	$(4,935)	$914	18.5%

The following operations and agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•As of June 30, 2022, we had a concession agreement with TUI Cruises for one ship-based casino that ends in the second quarter of 2023. The table below illustrates the ships operating during the three and six months ended June 30, 2022 and 2021.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	Currently operating
Mein Schiff 6	June 11, 2021	April 18, 2022

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

Three Months Ended June 30, 2022 and 2021

The following discussion highlights results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Revenue Highlights

Non-Corporate Reporting Units – Net operating revenue decreased due to termination of the MCE consulting services agreement in November 2021, offset by operation of two ship-based casinos during the three months ended June 30, 2022 compared to one ship-based casino during the three months ended June 30, 2021.

Operating Expense Highlights

Non-Corporate Reporting Units – Total operating costs and expenses decreased due to the sale of gaming equipment during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Corporate Reporting Units – Total operating costs and expenses excluding depreciation and amortization expense, increased by $1.3 million, or 45.2%, primarily due to acquisition costs related to the Nugget Acquisition. Earnings from equity investment relates to income from our 50% membership interest in PropCo.

Six Months Ended June 30, 2022 and 2021

The following discussion highlights results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Revenue Highlights

Non-Corporate Reporting Units – Net operating revenue decreased due to termination of the MCE consulting services agreement in November 2021, offset by operation of two ship-based casinos during the six months ended June 30, 2022 compared to one ship-based casino that began operating in June 2021.

Operating Expense Highlights

Non-Corporate Reporting Units – Total operating costs and expenses decreased due to the sale of gaming equipment during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Corporate Reporting Units – Total operating costs and expenses excluding depreciation and amortization expense, increased by $4.2 million, or 84.9%, primarily due to acquisition costs related to the Nugget Acquisition and increased payroll expense. Earnings from equity investment relates to income from our 50% membership interest in PropCo.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2022	2021	$ Change	Change	2022	2021	$ Change	Change
Interest Income	$108	$—	$108	100.0%	$125	$—	$125	100.0%
Interest Expense	(21,904)	(10,687)	11,217	105.0%	(32,714)	(21,210)	11,504	54.2%
Gain (Loss) on Foreign Currency Transactions, Cost Recovery Income and Other	424	(33)	457	1384.8%	2,317	437	1,880	430.2%
Non-Operating (Expense) Income	$(21,372)	$(10,720)	$10,652	99.4%	$(30,272)	$(20,773)	$9,499	45.7%

Interest income

Interest income is directly related to interest earned on our cash reserves and the Acquisition Escrow.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Goldman Credit Agreement, Macquarie Credit Agreement, our financing obligation with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease. We wrote-off approximately $7.3 million of deferred financing costs to interest expense in the three and six months ended June 30, 2022 in connection with the prepayment of the Macquarie Term Loan.

Gain (loss) on foreign currency transactions, cost recovery income and other

Cost recovery income of $1.9 million was received by CDR for the six months ended June 30, 2022 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. Cost recovery income of $0.7 million was received by CDR for the six months ended June 30, 2021.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2022, we recognized income tax benefit of ($9.0) million on pre-tax income of $3.6 million, representing an effective income tax rate of (251.4%), compared to income tax expense of $1.2 million on pre-tax income of $5.6 million, representing an effective income tax rate of 21.8% for the same period in 2021. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the six months
	ended June 30,
Amounts in thousands	2022	2021
Net cash provided by operating activities	$26,082	$22,688
Net cash used in investing activities	(97,428)	(3,527)
Net cash provided by (used in) financing activities	160,748	(2,328)

Cash, cash equivalents and restricted cash (1)	$196,411	$80,435
Working capital (2)	$60,509	$53,735

(1)Cash, cash equivalents and restricted cash includes $100.0 million related to the Acquisition Escrow.

(2)Working capital is defined as current assets, excluding restricted cash, minus current liabilities.

Operating Activities

Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flow from operations improved in the six months ended June 30, 2022 because all of our properties were open and operating for the entire period. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 consisted of $95.0 million for the purchase of the 50% equity interest in Smooth Bourbon, $1.1 million for slot machine purchases and $0.2 million in gaming-related purchases in West Virginia, $0.5 million for our hotel remodel in Cape Girardeau that is now on hold, $0.9 million for our casino project in Caruthersville, $1.6 million for our stand-alone hotel project in Caruthersville, $1.0 million for slot machine purchases at our Missouri properties, $0.4 million for slot machine purchases, $0.2 million in gaming-related purchases and $0.2 million in camera upgrades at our Colorado properties, $0.2 million in slot machine purchases in Poland and $2.8 million in other fixed asset additions at our properties, offset by $6.3 million in proceeds from the sale of the land and building in Calgary, $0.2 million in dividends from Smooth Bourbon and $0.1 million in proceeds from the disposition of assets.

Net cash used in investing activities for the six months ended June 30, 2021 consisted of $0.8 million for slot machine purchases and $0.7 million in gaming floor upgrades at our West Virginia property; $0.6 million for slot machine purchases and $0.2 million in surveillance equipment at our Missouri properties; $1.1 million in other fixed asset additions at our properties and $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary, offset by less than $0.1 million in proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of $181.4 million in proceeds from borrowings net of principal payments and $0.3 million in proceeds from the exercise of stock options, offset by $18.4 million in payments of deferred financing costs, $0.4 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $2.1 million in distributions to non-controlling interests in CDR and CPL.

Net cash used in financing activities for the six months ended June 30, 2021 consisted of $1.7 million in principal payments on borrowings and a $0.7 million distribution to non-controlling interest in CDR, offset by less than $0.1 million in proceeds from the exercise of stock options.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of June 30, 2022, our total debt under bank borrowings and other agreements net of $17.7 million related to deferred financing costs was $352.2 million, of which $346.6 million was long-term debt and $5.5 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement, the CPL credit facility and the UniCredit Term Loans. On April 1, 2022, we entered into the Goldman Credit Agreement which provides for a $350.0 million term loan and a $30.0 million revolving line of credit. We drew the $350.0 million under the Goldman Term Loan on April 1, 2022 and used the proceeds as well as approximately $29.3 million of cash on hand to repay the $166.2 million outstanding on the Macquarie Credit Agreement, fund the $100.0 million Acquisition Escrow for the Nugget Acquisition and for related fees and expenses. For a description of our debt agreements, see Note 5, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $273.7 million as of June 30, 2022 compared to $112.2 million as of June 30, 2021. The increase in Net Debt was primarily due to a $168.3 million increase in long-term debt. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2022 maturities of our debt:

Amounts in thousands
Goldman Credit Agreement (1)	Casinos Poland Credit Agreement	UniCredit Term Loans	Century Downs Land Lease	Total
$1,750	$107	$965	$—	$2,822

(1)The Term Loan under the Goldman Credit Agreement requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

The following table lists the amount of remaining 2022 payments due under our operating and finance lease agreements and our Master Lease:

Amounts in thousands
Operating Leases	Finance Leases	Master Lease
$2,406	$87	$12,752

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2022. We did not repurchase any common stock during the six months ended June 30, 2022. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of June 30, 2022, we had $96.2 million in cash and cash equivalents compared to $107.8 million in cash and cash equivalents at December 31, 2021. We also have $100.0 million of restricted cash in the Acquisition Escrow to fund the purchase price for the OpCo Acquisition. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of June 30, 2022, we had $30.0 million available on our Revolving Facility. In addition, we have generated cash from sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options.

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

Planned Projects, the Nugget Acquisition and Sources of Liquidity

Planned capital expenditures for the remainder of 2022 include approximately $5.5 million in gaming equipment, renovations to various properties and security system upgrades. We are refurbishing a hotel near Century Casino Caruthersville and estimate the remaining costs are approximately $1.4 million, which we will fund with cash on hand. We plan to move our Century Casino Caruthersville riverboat casino to a new land-based casino with a small hotel adjacent to and connected with the existing building. While preparation for the project is substantially complete, we are working to optimize the construction timeline in order to minimize supply chain challenges. We estimate this project will cost $47.0 million and we plan to fund the cost of this project with cash on hand, financing, or a combination of the two. As of June 30, 2022, we have spent approximately $1.8 million on this project. We plan to build a hotel at our Cape Girardeau location. Planning, design and preparations for the project are substantially complete. A project start date has not been finalized, and we will consider project costs, including the timing of supply chain deliveries, in deciding when to commence construction. We estimate this project will cost approximately $26.0 million and we plan to fund the project with cash on hand. As of June 30, 2022, we have spent approximately $1.1 million on this project.

In February 2022, we entered into a definitive agreement to purchase (i) 50% of the membership interests in PropCo, and (ii) 100% of the membership interests of OpCo. OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located. At the First Closing, on April 1, 2022, we purchased 50% of the membership interests in PropCo for approximately $95.0 million and PropCo entered into a lease with OpCo for an annual rent of $15.0 million. We used approximately $29.3 million of cash on hand in connection with the First Closing. Subject to approval from the Nevada Gaming Commission, our purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close within one year after the First Closing, at which point we will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. We also have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum.

As stated above, in connection with the Nugget Acquisition we have entered into the Goldman Credit Agreement for (i) $350.0 million in senior secured term loan debt financing to refinance our existing debt under the Macquarie Credit Agreement, fund the Nugget Acquisition, and to pay related expenses, and (ii) a $30.0 million senior secured revolving credit facility. The purchase price for the OpCo Acquisition will be paid from $100.0 million of proceeds of the Goldman Term Loan that were borrowed and deposited in the Acquisition Escrow on the First Closing date. Based on our current interest and Term Loan payment requirements under the Goldman Credit Agreement, we expect that our annual debt service payments will increase by $14.8 million compared to the year ended December 31, 2021.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $37.3 million of our total $96.2 million in cash and cash equivalents at June 30, 2022 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2022. There were no repurchases of common stock during the six months ended June 30, 2022.

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

Date: August 4, 2022