Form 10-Q
period 2022-09-30
CENTURY CASINOS INC /CO/
filed 2022-11-04
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,864,047 shares of common stock, $0.01 par value per share, were outstanding as of November 1, 2022.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$99,257	$107,821
Receivables, net	9,071	9,414
Prepaid expenses	8,979	12,417
Inventories	1,529	1,443
Restricted cash	100,100	—
Other current assets	826	1,163
Assets held for sale	—	8,422
Total Current Assets	219,762	140,680

Property and equipment, net	457,859	472,302
Leased right-of-use assets, net	27,470	28,383
Goodwill	8,907	10,347
Intangible assets, net	45,297	48,930
Deferred income taxes	13,321	555
Equity investment	94,018	—
Note receivable, net of current portion and unamortized discount	358	358
Deposits and other	1,542	1,803
Total Assets	$868,534	$703,358

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,349	$3,958
Current portion of operating lease liabilities	3,610	3,915
Current portion of finance lease liabilities	149	38
Accounts payable	8,226	12,651
Accrued liabilities	16,439	13,592
Accrued payroll	10,857	11,190
Taxes payable	9,851	15,089
Total Current Liabilities	54,481	60,433

Long-term debt, net of current portion and deferred financing costs (Note 5)	344,417	177,526
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	284,085	281,901
Operating lease liabilities, net of current portion	26,539	27,229
Finance lease liabilities, net of current portion	430	43
Taxes payable and other	2,406	2,954
Deferred income taxes	2,869	2,915
Total Liabilities	715,227	553,001
Commitments and Contingencies (Note 7)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,864,047 and 29,624,814 shares issued and outstanding	299	296
Additional paid-in capital	120,923	118,469
Retained earnings	41,307	29,289
Accumulated other comprehensive loss	(17,668)	(6,430)
Total Century Casinos, Inc. Shareholders' Equity	144,861	141,624
Non-controlling interests	8,446	8,733
Total Equity	153,307	150,357
Total Liabilities and Equity	$868,534	$703,358

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2022	2021	2022	2021
Operating revenue:
Gaming	$93,505	$98,366	$277,853	$240,694
Pari-mutuel, sports betting and iGaming	6,067	6,200	14,755	13,342
Hotel	2,619	2,243	7,234	6,214
Food and beverage	7,031	6,078	18,095	12,401
Other	3,330	3,723	8,839	8,556
Net operating revenue	112,552	116,610	326,776	281,207
Operating costs and expenses:
Gaming	46,729	46,388	137,755	115,557
Pari-mutuel, sports betting and iGaming	6,922	6,741	16,724	14,031
Hotel	754	640	2,088	1,718
Food and beverage	6,257	5,412	16,983	11,415
General and administrative	26,179	24,918	79,002	66,337
Depreciation and amortization	6,776	6,784	20,350	20,060
Loss on sale of assets (Note 1)	—	—	2,154	—
Total operating costs and expenses	93,617	90,883	275,056	229,118
Earnings from equity investment	1,071	—	2,134	—
Earnings from operations	20,006	25,727	53,854	52,089
Non-operating (expense) income:
Interest income	574	164	699	164
Interest expense	(15,924)	(10,784)	(48,638)	(31,994)
Gain (loss) on foreign currency transactions, cost recovery income and other	409	(135)	2,725	302
Non-operating (expense) income, net	(14,941)	(10,755)	(45,214)	(31,528)
Earnings before income taxes	5,065	14,972	8,640	20,561
Income tax (expense) benefit	(855)	(2,593)	8,130	(3,813)
Net earnings	4,210	12,379	16,770	16,748
Net earnings attributable to non-controlling interests	(1,266)	(1,153)	(4,752)	(86)
Net earnings attributable to Century Casinos, Inc. shareholders	$2,944	$11,226	$12,018	$16,662

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.10	$0.38	$0.40	$0.56
Diluted	$0.09	$0.36	$0.38	$0.54
Weighted average shares outstanding - basic	29,864	29,598	29,790	29,584
Weighted average shares outstanding - diluted	31,404	31,242	31,523	31,059

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2022	2021	2022	2021
Net earnings	$4,210	$12,379	$16,770	$16,748

Other comprehensive (loss) income
Foreign currency translation adjustments	(9,272)	(4,207)	(13,002)	(905)
Other comprehensive loss	(9,272)	(4,207)	(13,002)	(905)
Comprehensive (loss) income	$(5,062)	$8,172	$3,768	$15,843

Comprehensive (loss) income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(1,266)	(1,153)	(4,752)	(86)
Foreign currency translation adjustments	1,035	292	1,764	292
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(5,293)	$7,311	$780	$16,049

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for share information	2022	2021	2022	2021
Common Stock
Balance, beginning of period	$299	$296	$296	$296
Performance stock unit issuance	—	—	3	—
Balance, end of period	299	296	299	296

Additional Paid-in Capital
Balance, beginning of period	$119,970	$116,192	$118,469	$115,570
Amortization of stock-based compensation	953	986	2,638	1,568
Exercise of options	—	126	252	166
Performance stock unit issuance	—	—	(436)	—
Balance, end of period	120,923	117,304	120,923	117,304

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(9,431)	$(3,077)	$(6,430)	$(6,379)
Foreign currency translation adjustment	(8,237)	(3,915)	(11,238)	(613)
Balance, end of period	(17,668)	(6,992)	(17,668)	(6,992)

Retained Earnings
Balance, beginning of period	$38,363	$14,103	$29,289	$8,667
Net earnings	2,944	11,226	12,018	16,662
Balance, end of period	41,307	25,329	41,307	25,329

Total Century Casinos, Inc. Shareholders' Equity	$144,861	$135,937	$144,861	$135,937

Noncontrolling Interests
Balance, beginning of period	$9,530	$7,107	$8,733	$8,829
Net earnings	1,266	1,153	4,752	86
Foreign currency translation adjustment	(1,035)	(292)	(1,764)	(292)
Distribution to non-controlling interest	(1,315)	(153)	(3,275)	(808)
Balance, end of period	8,446	7,815	8,446	7,815

Total Equity	$153,307	$143,752	$153,307	$143,752

Common shares issued	—	25,000	239,233	32,852

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,
Amounts in thousands	2022	2021

Cash Flows provided by Operating Activities:
Net earnings	$16,770	$16,748
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,350	20,060
Lease amortization	2,763	3,349
(Gain) loss on disposition of fixed assets	(37)	278
Adjustment of contingent liability (Note 7)	—	20
Amortization of stock-based compensation expense	2,638	1,568
Amortization and write-off of deferred financing costs and discount on note receivable	9,042	1,174
Loss on sale of assets (Note 1)	2,154	—
Deferred taxes	(13,616)	(468)
Changes in Operating Assets and Liabilities:
Receivables, net	(20)	(1,792)
Prepaid expenses and other assets	3,557	3,256
Accounts payable	(6,516)	(9,468)
Other current and long-term liabilities	3,190	6,662
Inventories	(169)	184
Accrued payroll	306	2,186
Taxes payable	(3,724)	4,924
Net cash provided by operating activities	36,688	48,681

Cash Flows used in Investing Activities:
Purchases of property and equipment	(12,938)	(7,389)
Smooth Bourbon dividends (Note 3)	982	—
Smooth Bourbon acquisition (Note 3)	(95,000)	—
Purchase of intangible assets - casino license	(390)	—
Proceeds from disposition of assets	124	44
Century Casino Calgary sale working capital adjustment, net of earn out (Note 1)	—	(28)
Calgary asset sale (Note 1)	6,330	—
Net cash used in investing activities	(100,892)	(7,373)

Cash Flows provided by (used in) Financing Activities:
Proceeds from borrowings	350,000	—
Principal payments	(170,141)	(2,838)
Payment of deferred financing costs	(18,857)	—
Distribution to non-controlling interest	(2,378)	(655)
Repurchase of shares to satisfy tax withholding	(434)	—
Proceeds from exercise of stock options	253	166
Net cash provided by (used in) financing activities	158,443	(3,327)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(2,781)	$(476)

Increase in Cash, Cash Equivalents and Restricted Cash	$91,458	$37,505

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$108,041	$63,677
Cash, Cash Equivalents and Restricted Cash at End of Period	$199,499	$101,182

Supplemental Disclosure of Cash Flow Information:
Interest paid	$37,439	$26,118
Income taxes paid	$6,489	$4,200
Income tax refunds	$890	$1,049
Non-Cash Investing Activities:
Purchase of property and equipment on account	$2,304	$1,766

Non-Cash Financing Activities:
Distributions payable to non-controlling shareholders	$1,003	$153

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of September 30, 2022 are detailed below.

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

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”) (2)

(1)Subsidiaries of VICI Properties Inc. (“VICI”) own the real estate assets underlying these properties.

(2)CMR leases the land on which CMR’s racing and entertainment centre (“REC”) and racetrack are located.

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

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of September 30, 2022, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

As of September 30, 2022, the Company had a concession agreement with TUI Cruises for one ship-based casino that ends in the second quarter of 2023. The table below illustrates the ships operating during the three and nine months ended September 30, 2022 and 2021.

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

Other Projects and Developments

Rocky Gap Casino Resort in Flintstone, Maryland

On August 24, 2022, the Company entered into a definitive agreement with Lakes Maryland Development, LLC (“Lakes Maryland”), Golden Entertainment, Inc (“Golden”), and VICI Properties, L.P. (“VICI PropCo”), an affiliate of VICI, pursuant to which the Company agreed to acquire the operations of Rocky Gap Casino Resort (“Rocky Gap”) for approximately $56.1 million subject to the conditions and terms set forth therein (the “Rocky Gap Acquisition”). Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts Resort, LLC (“Evitts”) and an affiliate of VICI PropCo (“VICI PropCo Buyer”), VICI PropCo Buyer agreed to acquire the real estate assets relating to Rocky Gap for approximately $203.9 million, subject to the conditions and terms set forth therein. In connection with the closing of this transaction, subsidiaries of the Company and VICI PropCo will enter into an amendment to their triple net lease agreement (the “Master Lease”) to (i) add Rocky Gap to the Master Lease, (ii) provide for an initial annual rent for Rocky Gap of approximately $15.5 million and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

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

Caruthersville Land-Based Casino and Hotel

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. Subsequently, a lawsuit was filed by the City of St. Louis that seeks to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. In June 2022, the Missouri governor signed a standalone bill to amend the definition of a floating facility. This change provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. The Company plans to move the casino from the riverboat to a new land-based casino with a small hotel adjacent to and connected with the existing building. Construction on the project began in October 2022, and it is expected to be completed in the second half of 2024 with an estimated project cost of $51.9 million. The Company plans to finance the cost of this project with a combination of financing and cash on hand. As of September 30, 2022, the Company has spent $2.1 million on this project.

Recent Developments Related to Century Casino Caruthersville

On October 26, 2022, the Missouri Gaming Commission (“MGC”) approved the relocation of the casino at Century Casino Caruthersville from the riverboat and the barge to a land-based pavilion until the new land-based casino and hotel are completed. On October 13, 2022, the riverboat, which had operated since 1994, had to be closed as it was no longer accessible from the barge because of the record low water levels in the Mississippi River. Since then, Caruthersville has operated the casino from the barge with 299 slot machines and four table games. The pavilion building will not be affected by water levels and is protected by a flood wall. The pavilion will provide for easier access to the casino for customers and the Company anticipates it will bring operating efficiencies and cost savings. The casino will be smaller with approximately 400 slot machines and seven table games, compared to 519 slot machines and seven table games on the riverboat and barge. Caruthersville will continue to operate from the barge until the move to the pavilion is complete. The Company anticipates the move to the pavilion will be completed by the end of 2022 and that there will be no negative impact on results of operations thereafter.

Caruthersville Hotel

In July 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The Company opened the hotel on October 30, 2022. As of September 30, 2022, the Company has spent $2.7 million on this project and estimates an additional $1.0 million will be spent in the fourth quarter of 2022.

Cape Girardeau Hotel

The Company is building a hotel at its Cape Girardeau location. The hotel is planned as a six story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. The hotel project has been approved by the City of Cape Girardeau. Additional state and local approvals from other agencies will also be required. Planning, design and preparations for the project are substantially complete. Construction on the project began in September 2022, and it is expected to be completed in the first half of 2024. The Company estimates a project cost of approximately $30.5 million. The Company is financing the project with cash on hand. As of September 30, 2022, the Company has spent $1.4 million on this project.

Terminated Projects

Century Sports

In August 2020, the Company announced that it had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, the Company paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the purchase agreement. Upon closing of the transaction, the Company entered into a three year lease agreement with the purchaser of the casino operations for annual net rent for the land and building of CAD 0.5 million ($0.4 million based on the exchange rate on September 30, 2022).

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	September 30,	September 30,
Amounts in thousands	2022	2021
Cash and cash equivalents	$99,257	$100,759
Restricted cash	100,100	196
Restricted cash included in deposits and other	142	227
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$199,499	$101,182

As of September 30, 2022, the Company had $100.1 million related to the Acquisition Escrow in restricted cash and $0.1 million related to payment of prizes and giveaways for Casinos Poland and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of September 30, 2021, the Company had $0.2 million in restricted cash related to cash held in escrow for a cancelled sale agreement for Calgary and $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of September 30,	As of December 31,
Ending Rates	2022	2021
Canadian dollar (CAD)	1.3702	1.2678
Euros (EUR)	1.0179	0.8810
Polish zloty (PLN)	4.9399	4.0492

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2022	2021	% Change	2022	2021	% Change
Canadian dollar (CAD)	1.3045	1.2593	(3.6%)	1.2823	1.2515	(2.5%)
Euros (EUR)	0.9920	0.8482	(17.0%)	0.9403	0.8360	(12.5%)
Polish zloty (PLN)	4.7025	3.8721	(21.4%)	4.3935	3.8013	(15.6%)
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

3. EQUITY INVESTMENT

Following is summarized financial information regarding Smooth Bourbon as of September 30, 2022:

	For the three months ended	For the nine months ended
Amounts in thousands	September 30, 2022	September 30, 2022
Operating Results
Net operating revenue	$3,959	$7,729
Earnings from continuing operations	$3,725	$7,475
Net earnings	$2,142	$4,268
Net earnings attributable to Century Casinos, Inc.	$1,071	$2,134

The Company’s maximum exposure to losses at September 30, 2022 was $94.0 million, the value of its equity investment in Smooth Bourbon.

Changes in the carrying amount of the investment in Smooth Bourbon for the nine months ended September 30, 2022 are presented in the table below.

Amounts in thousands	Balance at January 1, 2022	Acquisition	Equity Earnings	Dividend	Balance at September 30, 2022
Smooth Bourbon	$—	$95,000	$2,134	$(3,116)	$94,018

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of September 30, 2022 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

Goodwill

Changes in the carrying amount of goodwill related to the Canada and Poland segments are as follows:

Amounts in thousands	Canada	Poland	Total
Gross carrying value January 1, 2022	$7,402	$6,320	$13,722
Currency translation	(301)	(1,139)	(1,440)
Gross carrying value September 30, 2022	7,101	5,181	12,282

Accumulated impairment losses January 1, 2022	(3,375)	—	(3,375)
Accumulated impairment losses September 30, 2022	(3,375)	—	(3,375)

Net carrying value at January 1, 2022	$4,027	$6,320	$10,347
Net carrying value at September 30, 2022	$3,726	$5,181	$8,907

Intangible Assets

Intangible assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2022	2021
Finite-lived
Casino licenses	$2,380	$2,768
Less: accumulated amortization	(1,455)	(1,749)
	925	1,019
Trademarks	2,368	2,368
Less: accumulated amortization	(671)	(494)
	1,697	1,874
Players club lists	20,373	20,373
Less: accumulated amortization	(8,246)	(6,063)
	12,127	14,310
Total finite-lived intangible assets, net	14,749	17,203
Indefinite-lived
Casino licenses	29,205	30,112
Trademarks	1,343	1,615
Total indefinite-lived intangible assets	30,548	31,727
Total intangible assets, net	$45,297	$48,930

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

Amounts in thousands	Balance at January 1, 2022	Amortization	Balance at September 30, 2022
United States	$1,874	$(177)	$1,697

As of September 30, 2022, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2022	$60
2023	237
2024	237
2025	237
2026	237
Thereafter	689
$1,697

The weighted-average amortization period of the Mountaineer trademark is 7.2 years.

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

Amounts in thousands	Balance at January 1, 2022	Currency translation	Balance at September 30, 2022
Poland	$1,507	$(272)	$1,235
Corporate and Other	108	—	108
	$1,615	$(272)	$1,343

Casino Licenses: Finite-Lived

As of September 30, 2022, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2022	New Casino License	Amortization	Currency translation	Balance at September 30, 2022
Poland	$1,019	$390	$(321)	$(163)	$925

As of September 30, 2022, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2022	$100
2023	378
2024	192
2025	84
2026	62
Thereafter	109
$925

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

Amounts in thousands	Balance at January 1, 2022	Currency translation	Balance at September 30, 2022
United States	$17,962	$—	$17,962
Canada	12,150	(907)	11,243
	$30,112	$(907)	$29,205

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

Amounts in thousands	Balance at January 1, 2022	Amortization	Balance at September 30, 2022
United States	$14,310	$(2,183)	$12,127

As of September 30, 2022, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2022	$727
2023	2,910
2024	2,910
2025	2,910
2026	2,670
$12,127

The weighted-average amortization period for the player’s club lists is 4.2 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of September 30, 2022 and December 31, 2021 consisted of the following:

Amounts in thousands	September 30, 2022		December 31, 2021
Credit agreement - Goldman	$348,250	7.71%	$—	—
Credit agreement - Macquarie	—	—	166,600	6.70%
Credit agreement - CPL	—	—	207	2.12%
UniCredit term loans	4,797	3.12%	6,994	2.55%
Financing obligation - CDR land lease	14,229	15.09%	15,378	11.44%
Total principal	$367,276	8.12%	$189,179	6.89%
Deferred financing costs	(17,510)		(7,695)
Total long-term debt	$349,766		$181,484
Less current portion	(5,349)		(3,958)
Long-term portion	$344,417		$177,526

Goldman Credit Agreement

On April 1, 2022, the Company entered into a Credit Agreement (the “Goldman Credit Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaces the Macquarie Credit Agreement discussed below. The Goldman Credit Agreement provides for a $350.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Facility”). As of September 30, 2022, the outstanding balance of the Term Loan was $348.3 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Credit Agreement to fund the PropCo Acquisition, for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement, to fund the Acquisition Escrow and for related fees and expenses.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of less than $0.1 million and $0.1 million were recorded as interest expense in the consolidated statements of earnings for the three and nine months ended September 30, 2022, respectively.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all applicable financial covenants under the Goldman Credit Agreement as of September 30, 2022.

Deferred financing costs consist of the Company’s costs related to financings. The Company recognized $18.9 million in deferred financing costs related to the Goldman Credit Agreement for the nine months ended September 30, 2022. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. These costs are included in interest expense in the condensed consolidated statement of earnings for the three and nine months ended September 30, 2022.

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

Commitment fees related to the Macquarie Revolving Facility of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of earnings for the nine months ended September 30, 2022 and for each of the three and nine months ended September 30, 2021.

The Company amortized $0.4 million for the nine months ended September 30, 2022 and $0.4 million and $1.2 million for each of the three and nine months ended September 30, 2021, respectively, relating to Macquarie Credit Agreement deferred financing costs. These costs are included in interest expense in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2022 and 2021. The Company wrote off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

Casinos Poland

CPL’s PLN 3.0 million term loan and PLN 4.0 million term loan with mBank were paid in full in November 2021. The term loans bore an interest rate of 1-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.70%. CPL’s PLN 2.5 million term loan with mBank was paid in full in September 2022. The term loan bore an interest rate of 1-month WIBOR plus 1.90%. CPL’s PLN 10.0 million short-term line of credit was amended on April 22, 2022, and the PLN 2.5 million that was available for cash borrowing was removed from the line of credit.

As of September 30, 2022, CPL had a short-term line of credit with mBank used to finance current operations. The line of credit has a borrowing capacity of PLN 5.0 million bearing an interest rate of overnight WIBOR plus 2.00%. As of September 30, 2022, the credit facility had no outstanding balance and PLN 5.0 million ($1.0 million based on the exchange rate in effect on September 30, 2022) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The line of credit was amended in April 2022 extending the line of credit through April 27, 2023.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.7 million based on the exchange rate in effect on September 30, 2022). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.2 million based on the exchange rate in effect on September 30, 2022) with mBank and will terminate in June 2024 and January 2026, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.6 million ($0.1 million based on the exchange rate in effect on September 30, 2022) in deposits for this purpose as of September 30, 2022. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of September 30, 2022, CRM had two credit agreements with UniCredit (the “UniCredit Term Loans”).

The first credit agreement (“UniCredit Term Loan 1”) is a GBP 2.0 million term loan used for construction and fitting out of Century Casino Bath, a casino in Bath, England that the Company closed in March 2020. In November 2021, the Company amended the UniCredit Term Loan 1 to convert it into a USD term loan beginning December 31, 2021. The term loan matures September 30, 2023 and bears interest at LIBOR plus 1.625%. If LIBOR is not available, the interest rate will be determined based on a quoted rate from leading banks in the London interbank market. As of September 30, 2022, the amount outstanding on UniCredit Term Loan 1 was $0.5 million. CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

The second credit agreement (“UniCredit Term Loan 2”) is a EUR 6.0 million term loan converted from a $7.4 million line of credit on June 23, 2021. In August 2018, CRM entered into a loan agreement with UniCredit for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement. In March 2021, the term of the line of credit was extended to June 2021, when it was converted into UniCredit Term Loan 2. The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of September 30, 2022, the amount outstanding was EUR 4.3 million ($4.3 million based on the exchange rate in effect on September 30, 2022) and the Company had no further borrowings available. UniCredit Term Loan 2 is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of September 30, 2022, the outstanding balance on the financing obligation was CAD 19.5 million ($14.2 million based on the exchange rate in effect on September 30, 2022).

As of September 30, 2022, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Goldman Credit Agreement	UniCredit Term Loans	Century Downs Land Lease	Total
2022	$875	$464	$—	$1,339
2023	3,500	1,713	—	5,213
2024	3,500	1,310	—	4,810
2025	3,500	1,310	—	4,810
2026	3,500	—	—	3,500
Thereafter	333,375	—	14,229	347,604
Total	$348,250	$4,797	$14,229	$367,276

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

Pursuant to a real estate purchase agreement, dated August 24, 2022, between Evitts and VICI PropCo Buyer, VICI PropCo Buyer agreed to acquire the real estate assets relating to Rocky Gap for approximately $203.9 million. In connection with the Rocky Gap Acquisition, the Tenant and Landlord will enter into an amendment to the Master Lease to (i) add Rocky Gap to the Master Lease, (ii) provide for an initial annual rent for Rocky Gap of approximately $15.5 million and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

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

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The Master Lease has an initial term of 15 years with no purchase option (which term will be extended for 15 years from the date of the Master Lease amendment). At the Company’s option, the Master Lease may be extended for up to four five year renewal terms beyond the initial 15 year term. The renewal terms are effective as to all, but not less than all, of the property then subject to the Master Lease. The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without the Landlord’s consent.

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

Total payments and interest expense related to the Master Lease for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2022	2021	2022	2021
Payments made	$8,501	$6,313	$19,127	$16,833
Interest expense on financing obligation	$7,201	$7,125	$21,311	$21,087

The future payments related to the Master Lease financing obligation with the Landlord at September 30, 2022 were as follows:

Amounts in thousands
2022	$4,250
2023	25,821
2024	26,144
2025	26,340
2026	26,538
Thereafter	1,008,183
Total payments	1,117,276
Less imputed interest	(861,683)
Residual value	28,492
Total	$284,085

7.COMMITMENTS AND CONTINGENCIES

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

8.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the nine months ended September 30, 2022, the Company recognized an income tax benefit of ($8.1) million on pre-tax earnings of $8.6 million, representing an effective income tax rate of (94.1%) compared to income tax expense of $3.8 million on pre-tax earnings of $20.6 million, representing an effective income tax rate of 18.5% for the same period in 2021. The comparison of pre-tax earnings of $8.6 million for the nine months ended September 30, 2022 to the pre-tax earnings of $20.6 million for the nine months ended September 30, 2021 should be considered when comparing effective tax rates for the respective periods.

For the nine months ended September 30, 2022, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the nine months ended September 30, 2022.

A number of items caused the effective income tax rate for the nine months ended September 30, 2022 to differ from the US federal statutory income tax rate of 21%, including taxation of global intangible low-tax income (GILTI) in the United States, a 23% statutory tax rate in Canada, certain nondeductible business expenses in Poland, and various exchange rate benefits. Furthermore, management has determined that there is significant positive evidence to conclude that it is more likely than not that the deferred tax assets in the United States will be realized. As a result, the valuation allowance against these deferred tax assets has been released, resulting in a $10.2 million income tax benefit recognized during 2022. As of September 30, 2022, the Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd.

Additionally, the Company has unrecognized tax benefits of $0.8 million, of which $0.7 million is due to the Company’s ability to utilize pre-acquisition net operating losses. Due to the lapse of statute of limitations related to the pre-acquisition net operating losses, the Company recognized a tax benefit of $0.2 million during 2022 and anticipates it will recognize a tax benefit of $0.5 million during 2023.

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2022	2021	2022	2021
Weighted average common shares, basic	29,864	29,598	29,790	29,584
Dilutive effect of stock options	1,540	1,644	1,733	1,475
Weighted average common shares, diluted	31,404	31,242	31,523	31,059

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2022	2021	2022	2021
Stock options	2,730	757	2,746	867

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and nine months ended September 30, 2022 and 2021.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2022 and 2021.

Long-Term Debt – The carrying value of the Goldman Credit Agreement, the UniCredit Term Loans and CPL’s short-term line of credit approximate fair value based on the variable interest paid on the obligations. The carrying value of the UniCredit Term Loan 2 approximates fair value due to the short-term nature of the agreement. The estimated fair values of the outstanding balances under the Goldman Credit Agreement and UniCredit Term Loan 1 are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2022	2021	2022	2021
Revenue from contracts with customers	$112,552	$116,610	$326,776	$281,207
Cost recovery income	—	—	1,938	655
Century Casino Calgary sale earn out revenue	—	47	—	47
Total revenue	$112,552	$116,657	$328,714	$281,909

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

	For the three months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$60,150	$11,841	$21,478	$36	$93,505
Pari-mutuel, sports betting and iGaming	2,965	3,102	—	—	6,067
Hotel	2,485	134	—	—	2,619
Food and beverage	3,319	3,509	203	—	7,031
Other	1,799	1,479	52	—	3,330
Net operating revenue	$70,718	$20,065	$21,733	$36	$112,552

	For the three months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$64,569	$12,917	$20,811	$69	$98,366
Pari-mutuel, sports betting and iGaming	2,617	3,583	—	—	6,200
Hotel	2,243	—	—	—	2,243
Food and beverage	2,950	2,962	166	—	6,078
Other	1,518	1,906	174	125	3,723
Net operating revenue	$73,897	$21,368	$21,151	$194	$116,610

	For the nine months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$179,524	$33,728	$64,481	$120	$277,853
Pari-mutuel, sports betting and iGaming	6,300	8,455	—	—	14,755
Hotel	6,895	339	—	—	7,234
Food and beverage	9,314	8,171	610	—	18,095
Other	4,242	4,412	174	11	8,839
Net operating revenue	$206,275	$55,105	$65,265	$131	$326,776

	For the nine months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$190,159	$15,937	$34,514	$84	$240,694
Pari-mutuel, sports betting and iGaming	5,825	7,517	—	—	13,342
Hotel	6,214	—	—	—	6,214
Food and beverage	8,676	3,504	221	—	12,401
Other	4,095	3,073	1,016	372	8,556
Net operating revenue	$214,969	$30,031	$35,751	$456	$281,207

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $1.1 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended September 30, 2022		ended September 30, 2021
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$749	2,842	739	2,769
Closing	1,299	2,607	899	3,038
Increase/(Decrease)	$550	$(235)	$160	$269

	For the nine months		For the nine months
	ended September 30, 2022		ended September 30, 2021
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,269	2,986	1,103	2,200
Closing	1,299	2,607	899	3,038
(Decrease)/Increase	$30	$(379)	$(204)	$838

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

The components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2022	2021	2022	2021
Operating lease expense	$1,305	$1,463	$3,988	$4,445

Finance lease expense:
Amortization of right-of-use assets	$26	$31	$110	$97
Interest on lease liabilities	10	1	19	5
Total finance lease expense	$36	$32	$129	$102

Variable lease expense	$415	$554	$1,139	$942

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,
Amounts in thousands	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$15	$5
Operating cash flows from operating leases	3,579	3,960
Financing cash flows from finance leases	115	93

Right-of-use assets obtained in exchange for operating lease liabilities	$1,050	$334

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	September 30, 2022	December 31, 2021
Operating leases
Leased right-of-use assets, net	$27,470	$28,383

Current portion of operating lease liabilities	3,610	3,915
Operating lease liabilities, net of current portion	26,539	27,229
Total operating lease liabilities	30,149	31,144

Finance leases
Finance lease right-of-use assets, gross	747	424
Accumulated depreciation	(142)	(342)
Property and equipment, net	605	82

Current portion of finance lease liabilities	149	38
Finance lease liabilities, net of current portion	430	43
Total finance lease liabilities	579	81

Weighted-average remaining lease term
Operating leases	10.8 years	11.2 years
Finance leases	3.8 years	2.2 years

Weighted-average discount rate
Operating leases	4.9%	4.7%
Finance leases	7.0%	4.0%

Maturities of lease liabilities as of September 30, 2022 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2022	$1,215	$49
2023	4,845	180
2024	4,179	174
2025	3,228	159
2026	2,995	84
Thereafter	23,837	15
Total lease payments	40,299	661
Less imputed interest	(10,150)	(82)
Total	$30,149	$579

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$70,718	$20,065	$21,733	$36	$112,552

Earnings (loss) before income taxes	$9,139	$3,395	$3,513	$(10,982)	$5,065

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,372	$2,623	$2,032	$(4,083)	$2,944
Interest expense (income), net (2)	7,201	581	(519)	8,087	15,350
Income taxes (benefit)	6,767	522	465	(6,899)	855
Depreciation and amortization	4,892	1,180	623	81	6,776
Net earnings attributable to non-controlling interests	—	250	1,016	—	1,266
Non-cash stock-based compensation	—	—	—	953	953
Gain on foreign currency transactions, cost recovery income and other	—	(71)	(333)	(5)	(409)
Loss on disposition of fixed assets	11	—	27	—	38
Acquisition costs	—	—	—	295	295
Adjusted EBITDA	$21,243	$5,085	$3,311	$(1,571)	$28,068

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations.

(2)Expense of $7.2 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.6 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $8.5 million and $0.5 million, respectively, for the period presented.

	For the three months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$73,897	$21,368	$21,151	$194	$116,610

Earnings (loss) before income taxes	$12,389	$6,242	$2,829	$(6,488)	$14,972

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$12,389	$5,308	$1,437	$(7,908)	$11,226
Interest expense (income), net (2)	7,121	560	(355)	3,294	10,620
Income taxes	—	499	674	1,420	2,593
Depreciation and amortization	4,699	1,217	760	108	6,784
Net earnings attributable to non-controlling interests	—	435	718	—	1,153
Non-cash stock-based compensation	—	—	—	986	986
Gain on foreign currency transactions and cost recovery income	—	(57)	(232)	(24)	(313)
Loss on disposition of fixed assets	—	4	3	—	7
Adjusted EBITDA	$24,209	$7,966	$3,005	$(2,124)	$33,056

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations and consulting agreements.

(2)Expense of $7.1 million related to the Master Lease is included in interest expense, net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense, net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.3 million and $0.4 million, respectively, for the period presented.

	For the nine months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$206,275	$55,105	$65,265	$131	$326,776

Earnings (loss) before income taxes	$28,176	$9,123	$7,967	$(36,626)	$8,640

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$21,409	$4,797	$4,285	$(18,473)	$12,018
Interest expense (income), net (2)	21,310	1,733	(586)	25,482	47,939
Income taxes (benefit)	6,767	1,718	1,538	(18,153)	(8,130)
Depreciation and amortization	14,418	3,632	1,979	321	20,350
Net earnings attributable to non-controlling interests	—	2,608	2,144	—	4,752
Non-cash stock-based compensation	—	—	—	2,638	2,638
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	(1)	138	(712)	(8)	(583)
Loss (gain) on disposition of fixed assets	33	23	31	(124)	(37)
Acquisition costs	—	—	—	2,724	2,724
Adjusted EBITDA	$63,936	$14,649	$8,679	$(5,593)	$81,671

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations.

(2)Expense of $21.3 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.7 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $19.1 million and $1.6 million respectively, for the period presented. Expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

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

(2)Expense of $21.1 million related to the Master Lease is included in interest expense, net in the United States segment. Expense of $1.2 million related to the CDR land lease is included in interest expense, net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $16.8 million and $1.3 million, respectively, for the period presented.

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

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of September 30, 2022, CPL owned and operated eight casinos throughout Poland. The following table summarizes information about CPL’s casinos as of September 30, 2022.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2028	70	37
Warsaw	Hilton Hotel	July 2024	69	24
Warsaw	LIM Center	June 2025	65	4
Bielsko-Biala	Hotel President	October 2023	51	5
Katowice	Park Inn by Radisson	October 2023	70	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	18
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	70	10

In September 2022, CPL transferred the casino license for the Warsaw Marriott Hotel expiring in July 2024 to the Warsaw Hilton Hotel, and CPL was granted a new license for the Warsaw Marriott Hotel expiring in September 2028.

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

We also have a concession agreement for one ship-based casino and had ownership in and a consulting agreement with MCE, which are detailed further under “Corporate and Other” below.

Recent Developments Related to COVID-19

The COVID-19 pandemic negatively impacted our results of operations in the first half of 2021 because of closures of our Canada and Poland properties during this period. Our casinos varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. Currently our operations have no health and safety requirements for entry and few COVID-19 related restrictions.

We estimate that net operating revenue for the nine months ended September 30, 2021 was adversely impacted by approximately $35.9 million, and that Adjusted EBITDA for the nine months ended September 30, 2021 was adversely impacted by approximately $13.1 million due to the closures. See “Discussion of Results” below for a discussion of the impact of the closures in the Canada and Poland reportable segments.

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

Other Projects and Developments

Rocky Gap Casino Resort in Flintstone, Maryland

On August 24, 2022, we entered into a definitive agreement with Lakes Maryland, Golden, and VICI PropCo, pursuant to which we agreed to acquire the operations of Rocky Gap for approximately $56.1 million subject to the conditions and terms set forth therein. Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts and VICI PropCo Buyer, VICI PropCo Buyer agreed to acquire the real estate assets relating to Rocky Gap for approximately $203.9 million, subject to the conditions and terms set forth therein. In connection with the closing of this transaction, one of our subsidiaries and a subsidiary of VICI PropCo will enter into an amendment to the Master Lease to (i) add Rocky Gap to the Master Lease, (ii) provide for an initial annual rent for Rocky Gap of approximately $15.5 million, and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five-year renewal options).

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

Caruthersville Land-Based Casino

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. A lawsuit was filed by the City of St. Louis to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. In June 2022, the Missouri governor signed a standalone bill to amend the definition of a floating facility. This legislation provides an opportunity for Century Casino Caruthersville, the last remaining riverboat casino on open water in Missouri, to move to a non-floating facility. We plan to move the casino from the riverboat to a new land-based casino with a small hotel. We estimate the project will cost $51.9 million. Construction started in October 2022 with completion expected in the second half of 2024. We plan to finance the cost of this project with a combination of financing and cash on hand. As of September 30, 2022, we have spent $2.1 million on this project.

Recent Developments Related to Century Casino Caruthersville

On October 26, 2022, the MGC approved the relocation of the casino at Century Casino Caruthersville from the riverboat and the barge to a land-based pavilion until the new land-based casino and hotel are completed. On October 13, 2022, the riverboat, which had operated since 1994, had to be closed as it was no longer accessible from the barge because of the record low water levels in the Mississippi River. Since then, Caruthersville has operated the casino from the barge with 299 slot machines and four table games. The pavilion building will not be affected by water levels and is protected by a flood wall. The pavilion will provide for easier access to the casino for customers and we anticipate it will bring operating efficiencies and cost savings. The casino will be smaller with approximately 400 slot machines and seven table games, compared to 519 slot machines and seven table games on the riverboat and barge. Caruthersville will continue to operate from the barge until the move to the pavilion is complete. We anticipate the move to the pavilion will be completed by the end of 2022 and that there will be no negative impact on results of operations thereafter.

Caruthersville Hotel

In July 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The hotel opened on October 30, 2022. As of September 30, 2022, we have spent $2.7 million on this project and estimate an additional $1.0 million will be spent in the fourth quarter of 2022.

Cape Girardeau Hotel

We plan to build a hotel at our Cape Girardeau location. The hotel is planned as a six-story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. The hotel project has been approved by the City of Cape Girardeau. Additional state and local approvals from other agencies will also be required. Planning, design and preparations for the project are substantially complete. Construction on this project began in September 2022 and is expected to be completed in the first half of 2024. We estimate the project will cost $30.5 million, and we plan to finance this cost with cash on hand. As of September 30, 2022, we have spent $1.4 million on this project.

Additional Gaming Projects

We currently are exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2022	2021	% Change	2022	2021	% Change
Canadian dollar (CAD)	1.3045	1.2593	(3.6%)	1.2823	1.2515	(2.5%)
Euros (EUR)	0.9920	0.8482	(17.0%)	0.9403	0.8360	(12.5%)
Polish zloty (PLN)	4.7025	3.8721	(21.4%)	4.3935	3.8013	(15.6%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$93,505	$98,366	$(4,861)	(4.9%)	$277,853	$240,694	$37,159	15.4%
Pari-mutuel, Sports Betting and iGaming Revenue	6,067	6,200	(133)	(2.1%)	14,755	13,342	1,413	10.6%
Hotel Revenue	2,619	2,243	376	16.8%	7,234	6,214	1,020	16.4%
Food and Beverage Revenue	7,031	6,078	953	15.7%	18,095	12,401	5,694	45.9%
Other Revenue	3,330	3,723	(393)	(10.6%)	8,839	8,556	283	3.3%
Net Operating Revenue	112,552	116,610	(4,058)	(3.5%)	326,776	281,207	45,569	16.2%
Gaming Expenses	(46,729)	(46,388)	341	0.7%	(137,755)	(115,557)	22,198	19.2%
Pari-mutuel, Sports Betting and iGaming Expenses	(6,922)	(6,741)	181	2.7%	(16,724)	(14,031)	2,693	19.2%
Hotel Expenses	(754)	(640)	114	17.8%	(2,088)	(1,718)	370	21.5%
Food and Beverage Expenses	(6,257)	(5,412)	845	15.6%	(16,983)	(11,415)	5,568	48.8%
General and Administrative Expenses	(26,179)	(24,918)	1,261	5.1%	(79,002)	(66,337)	12,665	19.1%
Depreciation and Amortization	(6,776)	(6,784)	(8)	(0.1%)	(20,350)	(20,060)	290	1.4%
Loss on Sale of Assets	—	—	—	—	(2,154)	—	2,154	100.0%
Total Operating Costs and Expenses	(93,617)	(90,883)	2,734	3.0%	(275,056)	(229,118)	45,938	20.0%
Earnings from Equity Investment	1,071	—	1,071	100.0%	2,134	—	2,134	100.0%
Earnings from Operations	20,006	25,727	(5,721)	(22.2%)	53,854	52,089	1,765	3.4%

Income Tax (Expense) Benefit	(855)	(2,593)	(1,738)	(67.0%)	8,130	(3,813)	(11,943)	(313.2%)
Non-Controlling Interest	(1,266)	(1,153)	113	9.8%	(4,752)	(86)	4,666	5425.6%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	2,944	11,226	(8,282)	(73.8%)	12,018	16,662	(4,644)	(27.9%)
Adjusted EBITDA (1)	$28,068	$33,056	$(4,988)	(15.1%)	$81,671	$73,040	$8,631	11.8%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.10	$0.38	$(0.28)	(73.7%)	$0.40	$0.56	$(0.16)	(28.6%)
Diluted Earnings Per Share	$0.09	$0.36	$(0.27)	(75.0%)	$0.38	$0.54	$(0.16)	(29.6%)

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

COVID-19 – Closures of our Canada and Poland properties due to COVID-19 had a negative impact on our results for the nine months ended September 30, 2021. See “Executive Overview-Recent Developments Related to COVID-19” above for details regarding the closures.

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

Inflation – We have seen operating expenses, such as utilities, maintenance costs and food and beverage costs, increase at our properties but the increases have not been material to date. We are starting to see an impact on customer visits at some of our properties in the third and fourth quarter believed to be from economic and inflationary factors, but the decreases have not been material to date.

Staffing – We have experienced difficulties attracting and retaining staff at some locations in the US and Canada. As a result, we have had to adjust hours of some food and beverage outlets, the number of table games open and the number of rooms available at some of our hotels. We have been able to make adjustments during non-peak times and have not seen a material impact to our operating results.

Valuation Allowance – We released a $10.2 million US valuation allowance, resulting in an income tax benefit of $8.1 million for the nine months ended September 30, 2022. We recorded income tax expense of $6.8 million in the United States reportable segment for the three months ended September 30, 2022. The income tax expense reflects the full nine months ended September 30, 2022.

Pari-Mutuel

Pari-mutuel revenue includes live racing, export, advanced deposit wagering and off-track betting. Pari-mutuel expense relate to the revenue above and the operation of our racetracks.

Results of Operations

Net operating revenue decreased by ($4.1) million, or (3.5%), and increased by $45.6 million, or 16.2%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021:

•United States decreased by ($3.2) million, or (4.3%), and by ($8.7) million, or (4.0%).

•Canada decreased by ($1.3) million, or (6.1%), and increased by $25.1 million, or 83.5%.

•Poland increased by $0.6 million, or 2.8%, and by $29.5 million, or 82.6%.

•Corporate and Other decreased by ($0.2) million, or (81.4%), and by ($0.3) million, or (71.3%).

Operating costs and expenses increased by $2.7 million, or 3.0%, and by $45.9 million, or 20.0%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Following is a breakout of operating costs and expenses by segment for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021:

•United States remained constant and increased by $2.4 million, or 1.5%.

•Canada increased by $1.6 million, or 10.9%, and by $18.6 million, or 67.2%.

•Poland increased by $0.6 million, or 3.0%, and by $20.3 million, or 53.1%.

•Corporate and Other increased by $0.6 million, or 17.4%, and by $4.6 million, or 53.0%.

Earnings from operations decreased by ($5.7) million, or (22.2%), and increased by $1.8 million, or 3.4%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021:

•United States decreased by ($3.2) million, or (16.2%), and by ($11.1) million, or (18.3%).

•Canada decreased by ($2.9) million, or (42.5%), and increased by $6.5 million, or 275.5%.

•Poland remained constant and increased by $9.2 million, or 364.0%.

•Corporate and Other increased by $0.3 million, or 9.9%, and decreased by ($2.8) million, or (34.1%).

Net earnings decreased by ($8.3) million, or (73.8%), and by ($4.6) million, or (27.9%), for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Items deducted from or added to earnings from operations to arrive at net earnings attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interest. Items that impacted net earnings attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2022 included a write-off of $7.3 million in deferred financing costs to interest expense related to the prepayment of the Macquarie Credit Agreement and the release of a $10.2 million US valuation allowance, resulting in an income tax benefit.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,372	$2,623	$2,032	$(4,083)	$2,944
Interest expense (income), net (1)	7,201	581	(519)	8,087	15,350
Income taxes (benefit)	6,767	522	465	(6,899)	855
Depreciation and amortization	4,892	1,180	623	81	6,776
Net earnings attributable to non-controlling interests	—	250	1,016	—	1,266
Non-cash stock-based compensation	—	—	—	953	953
Gain on foreign currency transactions, cost recovery income and other	—	(71)	(333)	(5)	(409)
Loss on disposition of fixed assets	11	—	27	—	38
Acquisition costs	—	—	—	295	295
Adjusted EBITDA	$21,243	$5,085	$3,311	$(1,571)	$28,068

(1)Expense of $7.2 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.6 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $8.5 million and $0.5 million, respectively, for the period presented.

	For the three months ended September 30, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$12,389	$5,308	$1,437	$(7,908)	$11,226
Interest expense (income), net (1)	7,121	560	(355)	3,294	10,620
Income taxes	—	499	674	1,420	2,593
Depreciation and amortization	4,699	1,217	760	108	6,784
Net earnings attributable to non-controlling interests	—	435	718	—	1,153
Non-cash stock-based compensation	—	—	—	986	986
Gain on foreign currency transactions and cost recovery income	—	(57)	(232)	(24)	(313)
Loss on disposition of fixed assets	—	4	3	—	7
Adjusted EBITDA	$24,209	$7,966	$3,005	$(2,124)	$33,056

(1)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.3 million and $0.4 million, respectively, for the period presented.

	For the nine months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$21,409	$4,797	$4,285	$(18,473)	$12,018
Interest expense (income), net (1)	21,310	1,733	(586)	25,482	47,939
Income taxes (benefit)	6,767	1,718	1,538	(18,153)	(8,130)
Depreciation and amortization	14,418	3,632	1,979	321	20,350
Net earnings attributable to non-controlling interests	—	2,608	2,144	—	4,752
Non-cash stock-based compensation	—	—	—	2,638	2,638
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	(1)	138	(712)	(8)	(583)
Loss (gain) on disposition of fixed assets	33	23	31	(124)	(37)
Acquisition costs	—	—	—	2,724	2,724
Adjusted EBITDA	$63,936	$14,649	$8,679	$(5,593)	$81,671

(1)Expense of $21.3 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $1.7 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $19.1 million and $1.6 million, respectively, for the period presented. Expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

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

Amounts in thousands	September 30, 2022	September 30, 2021
Total long-term debt, including current portion	$349,766	$182,445
Deferred financing costs	17,510	8,086
Total principal	$367,276	$190,531
Less: Cash and cash equivalents	$99,257	$100,759
Net Debt	$268,019	$89,772

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$60,150	$64,569	$(4,419)	(6.8%)	$179,524	$190,159	$(10,635)	(5.6%)
Pari-mutuel, Sports Betting and iGaming Revenue	2,965	2,617	348	13.3%	6,300	5,825	475	8.2%
Hotel Revenue	2,485	2,243	242	10.8%	6,895	6,214	681	11.0%
Food and Beverage Revenue	3,319	2,950	369	12.5%	9,314	8,676	638	7.4%
Other Revenue	1,799	1,518	281	18.5%	4,242	4,095	147	3.6%
Net Operating Revenue	70,718	73,897	(3,179)	(4.3%)	206,275	214,969	(8,694)	(4.0%)
Gaming Expenses	(30,351)	(31,729)	(1,378)	(4.3%)	(89,781)	(90,610)	(829)	(0.9%)
Pari-mutuel, Sports Betting and iGaming Expenses	(2,257)	(2,180)	77	3.5%	(4,554)	(4,642)	(88)	(1.9%)
Hotel Expenses	(680)	(632)	48	7.6%	(1,902)	(1,707)	195	11.4%
Food and Beverage Expenses	(2,775)	(2,511)	264	10.5%	(7,910)	(7,307)	603	8.3%
General and Administrative Expenses	(13,423)	(12,636)	787	6.2%	(38,225)	(36,400)	1,825	5.0%
Depreciation and Amortization	(4,892)	(4,699)	193	4.1%	(14,418)	(13,734)	684	5.0%
Total Operating Costs and Expenses	(54,378)	(54,387)	(9)	—	(156,790)	(154,400)	2,390	1.5%
Earnings from Operations	16,340	19,510	(3,170)	(16.2%)	49,485	60,569	(11,084)	(18.3%)

Income Tax Expense	(6,767)	—	6,767	100.0%	(6,767)	—	6,767	100.0%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	2,372	12,389	(10,017)	(80.9%)	21,409	39,486	(18,077)	(45.8%)
Adjusted EBITDA	$21,243	$24,209	$(2,966)	(12.3%)	$63,936	$74,585	$(10,649)	(14.3%)

Sports wagering in Colorado became legal on May 1, 2020. We have partnered with sports betting operators that will conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020, a second launched in August 2021, and the third sports betting app launched in September 2022. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

New table games and unlimited betting began in May 2021 in Colorado.

In December 2020, we entered into an agreement with an iGaming partner to utilize our license with the state of West Virginia to operate an internet and mobile interactive gaming application. The iGaming app launched in April 2021. The agreement provides for a share of net gaming revenue.

We recorded income tax expense of $6.8 million in the third quarter of 2022 due to the release of the US valuation allowance. The income tax expense reflects the full nine months ended September 30, 2022.

The table below provides results by operating segment within the United States reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in millions	2022	2021	Change	Change	2022	2021	Change	Change
Net Operating Revenue
Colorado	$13.5	$12.5	$1.0	8.1%	$35.4	$34.0	$1.4	4.2%
West Virginia	30.4	31.7	(1.3)	(4.2%)	86.4	86.2	0.2	0.1%
Missouri	26.8	29.7	(2.9)	(9.6%)	84.5	94.8	(10.3)	(10.8%)
Total United States	70.7	73.9	(3.2)	(4.3%)	206.3	215.0	(8.7)	(4.0%)

Operating Costs and Expenses (1)
Colorado	$8.2	$7.6	$0.6	7.9%	$22.4	$21.1	$1.3	6.2%
West Virginia	25.1	25.9	(0.8)	(3.1%)	71.9	70.6	1.3	1.8%
Missouri	16.2	16.3	(0.1)	(0.6%)	48.1	49.0	(0.9)	(1.8%)
Total United States	49.5	49.8	(0.3)	(0.6%)	142.4	140.7	1.7	1.2%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended September 30, 2022 and 2021

Colorado – Gaming revenue at Cripple Creek and Central City increased by $0.8 million, or 7.1%, primarily due to increased slot revenue at both properties. In addition, at Central City food and beverage revenue increased by $0.1 million, or 33.1%, primarily due to increased customer visits. COVID-19 restrictions were lifted on restaurants during the third quarter of 2021, but we saw a slow increase in visits during 2021. Operating expenses increased by $0.6 million, or 7.9%, due to increased payroll costs and gaming-related expenses.

West Virginia – Net operating revenue decreased due to decreased gaming revenue of ($2.3) million, or (9.2%), due to lower customer volumes believed to be from economic and inflationary factors. The decreased gaming revenue was offset by increased revenue in all other revenue categories due to the lack of COVID-19 restrictions in 2022. Operating expenses decreased by ($0.8) million, or (3.1%), due to decreased payroll costs and gaming-related expenses.

Missouri – Gaming revenue at Caruthersville and Cape Girardeau decreased by ($2.9) million, or (10.0%), due to lower customer volumes believed to be from economic and inflationary factors and decreased table game offerings due to staffing issues. Operating expenses at Caruthersville decreased by ($0.1) million, or (0.6%), due to decreased gaming-related expenses offset by increased payroll costs and expenses related to low water levels in the Mississippi River beginning in August 2022.

Nine Months Ended September 30, 2022 and 2021

2021 COVID-19 Restrictions

Colorado – Table games were closed in January 2021 at both properties. In Central City, there were restrictions on the number of slot machines open during the first quarter of 2021 with approximately 66% of the slot floor open due to a county variance requiring every other machine to be powered off.

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

Colorado – The increase in net operating revenue was primarily due to a second sports betting app that launched in August 2021 and a third sports betting app that launched in September 2022. Gaming revenue increased by $0.9 million, or 2.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to increased revenue in the third quarter of 2022. Colorado’s operating costs and expenses have increased due to increased payroll resulting from table game operations, no restrictions on food and beverage outlets as well as increased gaming-related expenses.

West Virginia – Net operating revenue increased by $0.2 million, or 0.1%, due to increased revenue in all categories due to the lack of COVID-19 restrictions in 2022. These increases were offset by decreased gaming revenue in the third quarter due to lower customer volumes believed to be from economic and inflationary factors. West Virginia’s operating costs and expenses have increased due to gaming-related expenses, marketing expenses and general and administrative expenses, offset by decreased payroll costs. In March 2022, weekend operating hours increased to 24 hours per day.

Missouri – Gaming revenue decreased ($10.3) million, or (11.2%), compared to the nine months ended September 30, 2021. The decrease in gaming revenue was due to the positive impact of the stimulus payments in 2021 as well as the third quarter of 2022 decreases due to lower customer volumes believed to be from economic and inflationary factors and decreased table game offerings due to staffing issues. Operating costs and expenses decreased due to decreased gaming-related expenses offset by minimum wage increases in Missouri and expenses at Caruthersville related to low water levels in the Mississippi River beginning in August 2022

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$11,841	$12,917	$(1,076)	(8.3%)	$33,728	$15,937	$17,791	111.6%
Pari-mutuel, Sports Betting and iGaming Revenue	3,102	3,583	(481)	(13.4%)	8,455	7,517	938	12.5%
Hotel Revenue	134	—	134	100.0%	339	—	339	100.0%
Food and Beverage Revenue	3,509	2,962	547	18.5%	8,171	3,504	4,667	133.2%
Other Revenue	1,479	1,906	(427)	(22.4%)	4,412	3,073	1,339	43.6%
Net Operating Revenue	20,065	21,368	(1,303)	(6.1%)	55,105	30,031	25,074	83.5%
Gaming Expenses	(2,831)	(2,045)	786	38.4%	(7,482)	(2,500)	4,982	199.3%
Pari-mutuel, Sports Betting and iGaming Expenses	(4,665)	(4,561)	104	2.3%	(12,170)	(9,389)	2,781	29.6%
Hotel Expenses	(74)	(8)	66	825.0%	(186)	(11)	175	1590.9%
Food and Beverage Expenses	(2,741)	(2,224)	517	23.2%	(6,804)	(2,791)	4,013	143.8%
General and Administrative Expenses	(4,669)	(4,520)	149	3.3%	(13,837)	(9,297)	4,540	48.8%
Depreciation and Amortization	(1,180)	(1,217)	(37)	(3.0%)	(3,632)	(3,689)	(57)	(1.5%)
Loss on Sale of Assets	—	—	—	—	(2,154)	—	2,154	100.0%
Total Operating Costs and Expenses	(16,160)	(14,575)	1,585	10.9%	(46,265)	(27,677)	18,588	67.2%
Earnings from Operations	3,905	6,793	(2,888)	(42.5%)	8,840	2,354	6,486	275.5%

Income Tax Expense	(522)	(499)	23	4.6%	(1,718)	(661)	1,057	159.9%
Non-Controlling Interest	(250)	(435)	(185)	(42.5%)	(2,608)	(802)	1,806	225.2%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	2,623	5,308	(2,685)	(50.6%)	4,797	265	4,532	1710.2%
Adjusted EBITDA	$5,085	$7,966	$(2,881)	(36.2%)	$14,649	$6,112	$8,537	139.7%

In February 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports, which impacts comparability of the Calgary operating segment in 2022.

Results in US dollars were impacted by a (3.6%) and a (2.5%) decrease in the average exchange rate between the US dollar and Canadian dollar for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively.

The table below provides the December 2020 closure and 2021 reopen dates for casinos in Canada due to COVID-19.

Closure Date	Reopen Date
December 13, 2020	June 10, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Canada segment for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Edmonton - CAD
2022	13.6	16.8	5.8	6.1	5.9	17.8	48.2
2021	1.3	5.1	6.1	6.2	5.5	17.8	24.2
2022/2021	12.3	11.7	(0.3)	(0.1)	0.4	—	24.0
	926.4%	230.1%	(4.9%)	(1.6%)	7.3%	—	99.0%
Edmonton - USD
2022	10.7	13.2	4.5	4.8	4.4	13.7	37.6
2021	1.0	4.2	4.9	4.9	4.4	14.2	19.4
2022/2021	9.7	9.0	(0.4)	(0.1)	—	(0.5)	18.2
	923.5%	216.8%	(8.2%)	(2.0%)	—	(3.4%)	94.1%

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Calgary - CAD
2022	6.7	7.5	2.7	3.1	2.5	8.3	22.5
2021	1.2	3.1	3.1	3.3	2.7	9.1	13.4
2022/2021	5.5	4.4	(0.4)	(0.2)	(0.2)	(0.8)	9.1
	449.4%	144.5%	(12.9%)	(6.1%)	(7.4%)	(8.3%)	68.4%
Calgary - USD
2022	5.3	5.8	2.1	2.4	1.9	6.4	17.5
2021	1.0	2.5	2.4	2.6	2.1	7.1	10.6
2022/2021	4.3	3.3	(0.3)	(0.2)	(0.2)	(0.7)	6.9
	447.1%	134.9%	(12.5%)	(7.7%)	(9.5%)	(11.5%)	64.3%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Canada segment for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, excluding depreciation and amortization expense and loss on sale of assets.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Edmonton - CAD
2022	11.2	13.0	4.6	5.0	4.7	14.3	38.5
2021	3.7	4.9	3.6	4.1	4.4	12.1	20.7
2022/2021	7.5	8.1	1.0	0.9	0.3	2.2	17.8
	202.7%	165.3%	27.8%	22.0%	6.8%	18.2%	86.0%
Edmonton - USD
2022	8.9	10.2	3.5	3.9	3.5	10.9	30.0
2021	3.0	3.9	2.9	3.2	3.5	9.6	16.5
2022/2021	5.9	6.3	0.6	0.7	—	1.3	13.5
	196.7%	161.5%	20.7%	21.9%	—	13.5%	81.8%

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
Calgary - CAD
2022	4.0	4.2	1.5	2.3	1.5	5.3	13.5
2021	2.1	2.6	1.5	1.7	1.5	4.7	9.4
2022/2021	1.9	1.6	—	0.6	—	0.6	4.1
	90.5%	61.5%	—	35.3%	—	12.8%	43.6%
Calgary - USD
2022	3.2	3.3	1.2	1.8	1.1	4.1	10.6
2021	1.7	2.0	1.2	1.4	1.2	3.8	7.5
2022/2021	1.5	1.3	—	0.4	(0.1)	0.3	3.1
	88.2%	65.0%	—	28.6%	(8.3%)	7.9%	41.3%

Net operating revenue for the nine months ended September 30, 2021 was impacted negatively by closures due to COVID-19 as detailed in the tables above.

First and Second Quarter 2021 – During the first five months of 2021, our revenue in the Canada segment was primarily from advance deposit wagering on horse races. In March 2021, we reopened some restaurants within our casinos. We reopened our casinos on June 10, 2021. Operating expenses were reduced by wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy (“CEWS”) that was enacted in April 2020 as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. During the first six months of 2021, the qualified government wage subsidies reduced operating expenses by CAD 2.7 million ($2.2 million based on the average exchange rate for the nine months ended September 30, 2021).

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

Three Months Ended September 30, 2022 and 2021

During the three months ended September 30, 2021, operating expenses were reduced by CAD 0.4 million ($0.3 million based on the average exchange rate for the three months ended September 30, 2021) due to wage subsidies provided by the Canadian government through CEWS.

In CAD	In USD

Edmonton – Net operating revenue decreased by CAD (0.5) million, or (7.4%), due to decreased gaming revenue. The gaming floor fully reopened in the third quarter of 2021, and there was a post-COVID increase in revenue that has since leveled off. Decreased gaming revenue was offset by increased hotel and food and beverage revenue. Restaurants and hotels were still operating with COVID-19 restrictions in the third quarter of 2021. Operating costs and expenses increased by CAD 0.6 million, or 17.5%, due to increased payroll costs and general and administrative expenses.

Edmonton – Net operating revenue decreased by ($0.6) million, or (10.6%). Operating costs and expenses increased by $0.4 million, or 13.5%.

St. Albert – Net operating revenue decreased by CAD (0.3) million, or (8.6%), due to decreased gaming revenue. The gaming floor fully reopened in the third quarter of 2021, and there was a post-COVID increase in revenue that has since leveled off. Decreased gaming revenue was offset by increased food and beverage revenue. Restaurants were still operating with COVID-19 restrictions in the third quarter of 2021. Operating costs and expenses increased by CAD 0.3 million, or 17.2%, primarily due to increased payroll costs.

St. Albert – Net operating revenue decreased by ($0.3) million, or (11.8%). Operating costs and expenses increased by $0.2 million, or 13.2%.

Century Mile – Net operating revenue increased CAD 0.8 million, or 9.0%, primarily due to increased gaming and food and beverage revenue. The increase was offset by decreased pari-mutuel revenue due to a decrease in advance deposit wagering. Operating costs and expenses increased by CAD 1.2 million, or 16.8%, due to increased payroll costs, marketing expenses and general and administrative expenses.

Century Mile – Net operating revenue increased by $0.4 million, or 5.3%. Operating costs and expenses increased by $0.7 million, or 12.8%.

Century Downs – Net operating revenue increased CAD 0.3 million, or 3.7%, primarily due to increased food and beverage revenue. The increased food and beverage revenue was due to restaurants still operating under COVID-19 restrictions in the third quarter of 2021. Operating costs and expenses increased by CAD 1.5 million, or 38.9%, due to increased payroll costs, marketing expenses and general and administrative fees. Operating costs and expenses also increased due to hosting the World Professional Chuckwagon Association World Finals in the third quarter of 2022.

Century Downs – Net operating revenue remained constant. Operating costs and expenses increased by $1.0 million, or 34.4%.

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$21,478	$20,811	$667	3.2%	$64,481	$34,514	$29,967	86.8%
Food and Beverage Revenue	203	166	37	22.3%	610	221	389	176.0%
Other Revenue	52	174	(122)	(70.1%)	174	1,016	(842)	(82.9%)
Net Operating Revenue	21,733	21,151	582	2.8%	65,265	35,751	29,514	82.6%
Gaming Expenses	(13,518)	(12,565)	953	7.6%	(40,405)	(22,385)	18,020	80.5%
Food and Beverage Expenses	(741)	(677)	64	9.5%	(2,269)	(1,317)	952	72.3%
General and Administrative Expenses	(4,190)	(4,507)	(317)	(7.0%)	(13,943)	(12,255)	1,688	13.8%
Depreciation and Amortization	(623)	(760)	(137)	(18.0%)	(1,979)	(2,320)	(341)	(14.7%)
Total Operating Costs and Expenses	(19,072)	(18,509)	563	3.0%	(58,596)	(38,277)	20,319	53.1%
Earnings (Loss) from Operations	2,661	2,642	19	0.7%	6,669	(2,526)	9,195	364.0%

Income Tax (Expense) Benefit	(465)	(674)	(209)	(31.0%)	(1,538)	216	1,754	812.0%
Non-Controlling Interest	(1,016)	(718)	298	41.5%	(2,144)	716	2,860	399.4%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	2,032	1,437	595	41.4%	4,285	(1,432)	5,717	399.2%
Adjusted EBITDA	$3,311	$3,005	$306	10.2%	$8,679	$(603)	$9,282	1539.3%

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires, there is a public notification of the available license and any gaming company can apply for a new license for that city. CPL was awarded a casino gaming license in the Warsaw market which it is currently using at the casino in the Warsaw Marriott. In September 2022, CPL transferred the casino license for the Warsaw Marriott Hotel expiring in July 2024 to the Warsaw Hilton Hotel, and CPL was granted a new license for the Warsaw Marriott Hotel expiring in September 2028. The next license expiration for a CPL casino occurs in October 2023 in Bielsko-Biala and Katowice and November 2023 in Wroclaw.

Results in US dollars were impacted by a (21.4%) and (15.6%) decrease in the average exchange rate between the US dollar and Polish zloty for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

The table below provides the closure and reopen dates for casinos in Poland due to COVID-19 in December 2020 and in 2021.

Closure Date	Reopen Date
December 29, 2020	February 12, 2021
March 20, 2021	May 28, 2021

The results below are presented to illustrate the estimated impact of COVID-19 on net operating revenue in the Poland segment for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
PLN
2022	90.2	94.6	34.2	34.0	34.0	102.2	287.0
2021	22.4	32.4	25.5	28.8	27.7	82.0	136.8
2022/2021	67.8	62.2	8.7	5.2	6.3	20.2	150.2
	303.4%	191.4%	34.1%	18.1%	22.7%	24.8%	109.9%
USD
2022	21.8	21.7	7.3	7.3	7.2	21.8	65.3
2021	5.9	8.7	6.6	7.4	7.2	21.2	35.8
2022/2021	15.9	13.0	0.7	(0.1)	—	0.6	29.5
	269.3%	149.8%	10.6%	(1.4%)	—	2.8%	82.6%

The results below are presented to illustrate the estimated impact of COVID-19 on operating expenses in the Poland segment for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 excluding depreciation and amortization expense.

Amounts in millions	Q1	Q2	Jul	Aug	Sep	Q3	YTD
PLN
2022	79.1	82.8	27.6	29.0	30.2	86.8	248.7
2021	32.0	36.5	21.9	24.2	22.6	68.7	137.2
2022/2021	47.1	46.3	5.7	4.8	7.6	18.1	111.5
	147.2%	126.8%	26.0%	19.8%	33.6%	26.3%	81.3%
USD
2022	19.2	19.0	5.9	6.2	6.3	18.4	56.6
2021	8.5	9.7	5.7	6.2	5.9	17.8	36.0
2022/2021	10.7	9.3	0.2	—	0.4	0.6	20.6
	125.9%	95.9%	3.5%	—	6.8%	3.4%	57.2%

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

Three Months Ended September 30, 2022 and 2021

In PLN	In USD

Net operating revenue increased by PLN 20.3 million, or 24.8%, due primarily to increased gaming revenue. Gaming revenue increased as COVID-19 travel restrictions lessened. Operating costs and expenses increased by PLN 18.1 million, or 26.3%, due to increased gaming-related expenses, including gaming tax expense, payroll costs and marketing expenses.

Net operating revenue increased by $0.6 million, or 2.8%. Operating costs and expenses increased by $0.6 million, or 3.4%.

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any future COVID-19 related impacts.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2022	2021	Change	Change	2022	2021	Change	Change
Gaming Revenue	$36	$69	$(33)	(47.8%)	$120	$84	$36	42.9%
Other Revenue	—	125	(125)	(100.0%)	11	372	(361)	(97.0%)
Net Operating Revenue	36	194	(158)	(81.4%)	131	456	(325)	(71.3%)
Gaming Expenses	(29)	(49)	(20)	(40.8%)	(87)	(62)	25	40.3%
General and Administrative Expenses	(3,897)	(3,255)	642	19.7%	(12,997)	(8,385)	4,612	55.0%
Depreciation and Amortization	(81)	(108)	(27)	(25.0%)	(321)	(317)	4	1.3%
Total Operating Costs and Expenses	(4,007)	(3,412)	595	17.4%	(13,405)	(8,764)	4,641	53.0%
Earnings from Equity Investment	1,071	—	1,071	100.0%	2,134	—	2,134	100.0%
Loss from Operations	(2,900)	(3,218)	318	9.9%	(11,140)	(8,308)	(2,832)	(34.1%)

Income Tax Benefit (Expense)	6,899	(1,420)	(8,319)	(585.8%)	18,153	(3,368)	(21,521)	(639.0%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(4,083)	(7,908)	3,825	48.4%	(18,473)	(21,657)	3,184	14.7%
Adjusted EBITDA	$(1,571)	$(2,124)	$553	26.0%	$(5,593)	$(7,054)	$1,461	20.7%

The following operations and agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•As of September 30, 2022, we had a concession agreement with TUI Cruises for one ship-based casino that ends in the second quarter of 2023. The table below illustrates the ships operating during the three and nine months ended September 30, 2022 and 2021.

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

Three Months Ended September 30, 2022 and 2021

The following discussion highlights results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Revenue Highlights

Non-Corporate Reporting Units – Net operating revenue decreased due to termination of the MCE consulting services agreement in November 2021.

Operating Expense Highlights

Non-Corporate Reporting Units – Total operating costs and expenses remained constant.

Corporate Reporting Units – Total operating costs and expenses excluding depreciation and amortization expense, increased by $0.7 million, or 23.0%, primarily due to increased payroll costs and acquisition costs related to the Nugget Acquisition and the Rocky Gap Acquisition. Earnings from equity investment relates to income from our 50% membership interest in PropCo.

Nine Months Ended September 30, 2022 and 2021

The following discussion highlights results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Revenue Highlights

Non-Corporate Reporting Units – Net operating revenue decreased due to termination of the MCE consulting services agreement in November 2021.

Operating Expense Highlights

Non-Corporate Reporting Units – Total operating costs and expenses decreased due to the sale of gaming equipment during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Corporate Reporting Units – Total operating costs and expenses excluding depreciation and amortization expense, increased by $5.0 million, or 60.9%, primarily due to acquisition costs related to the Nugget Acquisition and the Rocky Gap Acquisition and increased payroll expense. Earnings from equity investment relates to income from our 50% membership interest in PropCo.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2022	2021	$ Change	Change	2022	2021	$ Change	Change
Interest Income	$574	$164	$410	250.0%	$699	$164	$535	326.2%
Interest Expense	(15,924)	(10,784)	5,140	47.7%	(48,638)	(31,994)	16,644	52.0%
Gain (Loss) on Foreign Currency Transactions, Cost Recovery Income and Other	409	(135)	544	403.0%	2,725	302	2,423	802.3%
Non-Operating (Expense) Income	$(14,941)	$(10,755)	$4,186	38.9%	$(45,214)	$(31,528)	$13,686	43.4%

Interest income

Interest income is directly related to interest earned on our cash reserves and the Acquisition Escrow.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Goldman Credit Agreement, Macquarie Credit Agreement, our financing obligation with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease. We wrote off approximately $7.3 million of deferred financing costs to interest expense in the nine months ended September 30, 2022 in connection with the prepayment of the Macquarie Term Loan.

Gain (loss) on foreign currency transactions, cost recovery income and other

Cost recovery income of $1.9 million was received by CDR for the nine months ended September 30, 2022 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. Cost recovery income of $0.7 million was received by CDR for the nine months ended September 30, 2021.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2022, we recognized income tax benefit of ($8.1) million on pre-tax income of $8.6 million, representing an effective income tax rate of (94.1%), compared to income tax expense of $3.8 million on pre-tax income of $20.6 million, representing an effective income tax rate of 18.5% for the same period in 2021. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the nine months
	ended September 30,
Amounts in thousands	2022	2021
Net cash provided by operating activities	$36,688	$48,681
Net cash used in investing activities	(100,892)	(7,373)
Net cash provided by (used in) financing activities	158,443	(3,327)

Cash, cash equivalents and restricted cash (1)	$199,499	$101,182
Working capital (2)	$65,181	$69,506

(1)Cash, cash equivalents and restricted cash as of September 30, 2022 includes $100.1 million related to the Acquisition Escrow.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 consisted of $95.0 million for the purchase of the 50% equity interest in Smooth Bourbon, $0.4 million for the purchase of a casino license in Poland, $1.6 million for slot machine purchases, $0.2 million in gaming-related purchases, $0.1 million for outdoor pool and patio furniture and $0.1 million for hotel carpet in West Virginia, $0.9 million for our hotel remodel in Cape Girardeau, $1.3 million for our casino project in Caruthersville, $1.9 million for our stand-alone hotel project in Caruthersville, $1.5 million for slot machine purchases at our Missouri properties, $0.4 million for slot machine purchases, $0.2 million in gaming-related purchases and $0.2 million in camera upgrades at our Colorado properties, $0.6 million for employee housing in Cripple Creek, $0.7 million in slot machine and table game purchases in Poland, $0.2 million for carpet at Century Downs and $3.0 million in other fixed asset additions at our properties, offset by $6.3 million in proceeds from the sale of the land and building in Calgary, $1.0 million in dividends from Smooth Bourbon and $0.1 million in proceeds from the disposition of assets.

Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $0.6 million for slot machine purchases, $0.2 million in energy efficiency upgrades, and $0.7 million in gaming floor upgrades at our West Virginia property; $1.0 million for slot machine purchases, $0.4 million in other gaming equipment, $0.4 million in restaurant rebranding, $0.9 million in hotel renovations and $0.2 million in surveillance equipment at our Missouri properties; $0.2 million in building and improvements, $0.1 million for slot machine purchases, and $0.6 million in server upgrades at our Colorado properties; and $2.1 million in other fixed asset additions at our properties and $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary, offset by less than $0.1 million in proceeds from the Century Casino Calgary sale earn out and less than $0.1 million in proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of $179.9 million in proceeds from borrowings net of principal payments and $0.3 million in proceeds from the exercise of stock options, offset by $18.9 million in payments of deferred financing costs, $0.4 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $2.4 million in distributions to non-controlling interests in CDR and CPL.

Net cash used in financing activities for the nine months ended September 30, 2021 consisted of $2.9 million in principal payments on borrowings and a $0.7 million distribution to non-controlling interest in CDR, offset by $0.2 million in proceeds from the exercise of stock options.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of September 30, 2022, our total debt under bank borrowings and other agreements net of $17.5 million related to deferred financing costs was $349.8 million, of which $344.4 million was long-term debt and $5.3 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement and the UniCredit Term Loans. On April 1, 2022, we entered into the Goldman Credit Agreement which provides for a $350.0 million term loan and a $30.0 million revolving line of credit. We drew the $350.0 million under the Goldman Term Loan on April 1, 2022 and used the proceeds as well as approximately $29.3 million of cash on hand to fund the PropCo Acquisition, repay the $166.2 million outstanding on the Macquarie Credit Agreement, fund $100.0 million of Acquisition Escrow for the Nugget Acquisition and for related fees and expenses. For a description of our debt agreements, see Note 5, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $268.0 million as of September 30, 2022 compared to $89.8 million as of September 30, 2021. The increase in Net Debt was primarily due to a $167.3 million increase in long-term debt. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2022 maturities of our debt:

Amounts in thousands
Goldman Credit Agreement (1)	UniCredit Term Loans	Century Downs Land Lease	Total
$875	$464	$—	$1,339

(1)The Term Loan under the Goldman Credit Agreement requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

The following table lists the amount of remaining 2022 payments due under our operating and finance lease agreements and our Master Lease:

Amounts in thousands
Operating Leases	Finance Leases	Master Lease
$1,215	$49	$4,250

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2022. We did not repurchase any common stock during the nine months ended September 30, 2022. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of September 30, 2022, we had $99.3 million in cash and cash equivalents compared to $107.8 million in cash and cash equivalents at December 31, 2021. We also have $100.1 million of restricted cash in the Acquisition Escrow to fund the purchase price for the OpCo Acquisition. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of September 30, 2022, we had $30.0 million available on our Revolving Facility. In addition, we have generated cash from sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options.

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

Planned Projects, the Nugget Acquisition, the Rocky Gap Acquisition and Sources of Liquidity

Planned capital expenditures for the remainder of 2022 include approximately $1.7 million in gaming equipment, renovations to various properties and security system upgrades. We refurbished a hotel near Century Casino Caruthersville that opened on October 30, 2022. As of September 30, 2022, we have spent $2.7 million on this project and estimate an additional $1.0 million will be spent in the fourth quarter of 2022. We funded this project with cash on hand. We plan to move our Century Casino Caruthersville riverboat casino to a new land-based casino with a small hotel adjacent to and connected with the existing building. Construction began in October 2022 with completion expected in the second half of 2024. We estimate this project will cost $51.9 million and we plan to fund the cost of this project with a combination of financing and cash on hand. As of September 30, 2022, we have spent approximately $2.1 million on this project and estimate $2.5 million of capital expenditures related to this project in the fourth quarter of 2022. We plan to build a hotel at our Cape Girardeau location. Planning, design and preparations for the project are substantially complete. Construction began in September 2022 and is expected to be completed in the first half of 2024. We estimate this project will cost approximately $30.5 million and we plan to fund the project with cash on hand. As of September 30, 2022, we have spent approximately $1.4 million on this project and estimate $2.9 million of capital expenditures related to this project in the fourth quarter of 2022.

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

As stated above, in connection with the Nugget Acquisition we have entered into the Goldman Credit Agreement for (i) $350.0 million in senior secured term loan debt financing to refinance our existing debt under the Macquarie Credit Agreement, fund the Nugget Acquisition, and to pay related expenses, and (ii) a $30.0 million senior secured revolving credit facility. The purchase price for the OpCo Acquisition will be paid from $100.0 million of proceeds of the Goldman Term Loan that were borrowed and deposited in the Acquisition Escrow on the First Closing date. Based on our current interest and Term Loan payment requirements under the Goldman Credit Agreement, we expect that our annual debt service payments will increase by $19.2 million compared to the year ended December 31, 2021.

On August 24, 2022, we entered into a definitive agreement with Lakes Maryland, Golden, and VICI PropCo, pursuant to which we agreed to acquire the operations of Rocky Gap for approximately $56.1 million subject to the conditions and terms set forth therein. Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts and an affiliate of VICI PropCo, VICI PropCo agreed to acquire the real estate assets relating to Rocky Gap for approximately $203.9 million, subject to the conditions and terms set forth therein. In connection with the closing of this transaction, one of our subsidiaries and a subsidiary of VICI PropCo will enter into an amendment the Master Lease to (i) add Rocky Gap to the Master Lease, (ii) provide for an initial annual rent for Rocky Gap of approximately $15.5 million, and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five-year renewal options). We plan to fund the acquisition with cash on hand.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $34.4 million of our total $99.3 million in cash and cash equivalents at September 30, 2022 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2022. There were no repurchases of common stock during the nine months ended September 30, 2022.

Item 6. Exhibits

Exhibit No.	Document
2.1

Equity Purchase Agreement, dated as of August 24, 2022, by and among Lakes Maryland Development, LLC, Century Casinos, Inc., VICI Properties L.P. and Golden Entertainment, Inc., is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on August 26, 2022.

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

Date: November 3, 2022