Form 10-K
period 2022-12-31
CENTURY CASINOS INC /CO/
filed 2023-03-10
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
 Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, based upon the closing price of $7.20 for the Common Stock on the Nasdaq Capital Market on that date, was $186,250,356. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 3, 2023, the registrant had 29,870,547 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

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

We began operating land-based casinos in 1996 with the acquisition of our casino in Cripple Creek, Colorado. In 2006, we opened casinos in Central City, Colorado and Alberta, Canada. In 2007, we purchased a 33.3% ownership interest in Casinos Poland, Ltd. (“CPL”), the owner and operator of eight casinos throughout Poland, and in 2013 we purchased an additional 33.3% ownership interest in CPL, resulting in a majority 66.6% ownership interest. Between 2015 and 2019, we acquired an additional casino and developed two Racing and Entertainment Centers (“RECs”) in Alberta, Canada. In December 2019, we completed our largest acquisition to date, adding three properties to our United States (“US”) portfolio (the “2019 Acquired Casinos”), two in Missouri and one in West Virginia (the “2019 Acquisition”). In connection with the 2019 Acquisition, we entered into a triple net lease agreement (the “Master Lease”) with subsidiaries of VICI Properties Inc. (“VICI PropCo”). In 2022, we acquired 50% of Smooth Bourbon LLC (“Smooth Bourbon” or “PropCo”), which leases the land and building for the Nugget Casino Resort in Sparks, Nevada in which it operates. We currently have a pending acquisition of the operations of the Nugget Casino Resort and another pending acquisition of casino operations in Maryland. See “2022 Business Developments” below.

Operations

We view each jurisdiction in which our casinos are located as separate operating segments and each casino within those jurisdictions as reporting units. Except as described below, we aggregate our operating segments into three reportable segments based on the geographical locations in which our casinos operate. We have additional business activities, including our cruise ship concession agreement and certain other corporate and management operations, which we report as Corporate and Other. The following are our reportable segments:

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

Century Casino & Hotel – Cripple Creek, Colorado (“CRC” or “Cripple Creek”). The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado. In addition to the casino, the facility has 21 hotel rooms, two bars, a restaurant and 271 surface parking spaces neighboring the casino. Sports betting is available through two mobile sports betting apps.

West Virginia –

Mountaineer Casino, Racetrack & Resort – New Cumberland, West Virginia (“MTR” or “Mountaineer”). Mountaineer is located on the Ohio River bank at the northern tip of West Virginia’s northwestern panhandle approximately 30 miles from Pittsburgh International Airport and a one hour drive from downtown Pittsburgh. In addition to the casino, Mountaineer has a racetrack that holds live thoroughbred races from April to December. The facility also has on-site pari-mutuel wagering, a sports book, 357 hotel rooms, five dining venues, a bar, a golf course and 5,248 surface parking spaces neighboring the casino. Sports betting and online gaming (“iGaming”) are also available through mobile apps.

Missouri –

Century Casino Caruthersville – Caruthersville, Missouri (“CCV” or “Caruthersville”). Caruthersville is located in southeast Missouri along the Mississippi River approximately 95 miles north of Memphis, Tennessee. In December 2022, we moved the casino into a 40,000 square foot land-based pavilion following record low water levels in the Mississippi River that made access to the riverboat dangerous. Caruthersville also has a food and beverage outlet, 27 space RV park and 1,343 surface parking spaces neighboring the casino. Also neighboring the casino is our newly renovated hotel, The Farmstead, which has 36 hotel rooms. See “2022 Business Developments – Recent Developments Related to Century Casino Caruthersville”, “— Caruthersville Land-Based Casino and Hotel” and “—Caruthersville Hotel” below.

Century Casino Cape Girardeau – Cape Girardeau, Missouri (“CCG” or “Cape Girardeau”). Cape Girardeau is located along the Mississippi River three and a half miles from Interstate 55 in southeast Missouri, approximately 120 miles south of St. Louis, Missouri. In addition to the casino, the facility has two dining venues, a conference and entertainment center and 1,058 surface parking spaces neighboring the casino. See “2022 Business Developments – Cape Girardeau Hotel” below.

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

Century Casino St. Albert – Edmonton, Alberta, Canada (“CSA” or “St. Albert”). St. Albert is located 13 miles from CRA, northwest of Edmonton. In addition to the casino, the facility has an off-track betting parlor, a restaurant, a bar, a lounge, a banquet facility and 585 surface parking spaces.

Century Mile Racetrack and Casino – Edmonton, Alberta, Canada (“CMR” or “Century Mile”). Century Mile is a one-mile horse racetrack and a multi-level REC located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. In addition to the casino, the REC has two restaurants, two bars and an off-track betting parlor. CMR operates the Alberta pari-mutuel network under which CMR provides pari-mutuel content and live video to 25 off-track betting parlors throughout Alberta and has agreements with over 90 racetracks world-wide to broadcast races through the off-track betting network. Through August 2021, we operated the southern Alberta pari-mutuel off-track betting network through Century Bets! Inc. (“CBS” or “Century Bets”). In September 2021, we transferred these contracts to Century Mile. Century Bets was reported in the Canada reportable segment in the Calgary operating segment.

Calgary –

Century Downs Racetrack and Casino – Calgary, Alberta, Canada (“CDR” or “Century Downs”). Our subsidiary Century Resorts Management GmbH (“CRM”) owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino, which in turn owns and operates a REC. The REC is in metropolitan Calgary, the largest city in the province of Alberta, seven miles from the Calgary International Airport. In addition to the casino and racetrack, the REC has a bar, a lounge, a restaurant facility, an off-track betting parlor, an entertainment area and 700 surface parking spaces. CDR is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

Poland

Casinos Poland – Poland (“CPL” or “Casinos Poland”). CPL has been in operation since 1989 and currently is the owner and operator of eight casinos throughout Poland. Our subsidiary CRM owns 66.6% of Casinos Poland and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest.

Corporate and Other

Cruise Ship. We have a concession agreement with TUI Cruises to operate one ship-based casino. Our agreement to operate that ship-based casino ends in the second quarter of 2023.

2022 Business Developments

Nugget Casino Resort in Sparks, Nevada

On February 22, 2022, we entered into a definitive agreement with Marnell Gaming, LLC (“Marnell”), pursuant to which we, through a newly formed subsidiary, (i) purchased from Marnell 50% of the membership interests in Smooth Bourbon, and (ii) will purchase 100% of the membership interests in Nugget Sparks, LLC (“OpCo”). OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located.

We purchased 50% of the membership interests in PropCo for approximately $95.0 million at the first closing on April 1, 2022 (the “First Closing”). We used approximately $29.3 million of cash on hand in connection with the First Closing. On April 1, 2022 (the “Closing Date”), we entered into a Credit Agreement (the “Goldman Credit Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent (the “Administrative Agent”) and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaced a credit agreement (the “Macquarie Credit Agreement”) with Macquarie Capital (USA) Inc. (“Macquarie”). The Goldman Credit Agreement provides for a $350.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Facility”). The Company drew $350.0 million under the Term Loan to fund the PropCo acquisition, for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement, to fund the Acquisition Escrow (as defined below) and for related fees and expenses. The Company did not draw on the Revolving Facility on the Closing Date. For additional information regarding the Goldman Credit Agreement, see Note 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Subject to approval from the Nevada Gaming Commission, our purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close in the second quarter of 2023 (the “Second Closing”). The purchase price for the OpCo Acquisition will be paid from $100.0 million of the proceeds of the Term Loan that were borrowed and deposited in escrow (the “Acquisition Escrow”) on the Closing Date. Following the Second Closing, we will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. We also have a five-year option through April 1, 2027 to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum. At the First Closing, PropCo also entered into a lease with OpCo for an annual rent of $15.0 million.

Rocky Gap Casino Resort in Flintstone, Maryland

On August 24, 2022, we entered into a definitive agreement with Lakes Maryland Development LLC (“Lakes Maryland”), Golden Entertainment, Inc. (“Golden”), and VICI PropCo, pursuant to which we agreed to acquire the operations of Rocky Gap Casino Resort (“Rocky Gap”) for approximately $56.1 million, subject to the conditions and terms set forth therein. We plan to finance the cost of this acquisition with cash on hand. Pursuant to a real estate purchase agreement dated August 24, 2022, by and between Evitts Resort, LLC (“Evitts”) and an affiliate of VICI PropCo (“VICI PropCo Buyer”), VICI PropCo Buyer agreed to acquire the real estate assets relating to Rocky Gap for approximately $203.9 million, subject to the conditions and terms set forth therein. In connection with the closing of this transaction, one of our subsidiaries and a subsidiary of VICI PropCo will enter into an amendment to the Master Lease to (i) add Rocky Gap to the Master Lease, (ii) provide for an initial annual rent for Rocky Gap of approximately $15.5 million, and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five-year renewal options). We expect this transaction to close in the second quarter of 2023.

Recent Developments Related to Century Casino Caruthersville

On October 26, 2022, the Missouri Gaming Commission (“MGC”) approved the relocation of the casino at Century Casino Caruthersville from the riverboat and the barge to a land-based pavilion until the new land-based casino and hotel discussed below are completed. On October 13, 2022, the riverboat, which had operated since 1994, had to be closed as it was no longer accessible from the barge because of record low water levels in the Mississippi River. Prior to its closure, the riverboat casino had 519 slot machines and seven table games. From October to December 2022, Caruthersville operated the casino from the barge with 299 slot machines and four table games. The move to the pavilion, which has 425 slot machines and six table games, was completed in late December 2022. The pavilion building will not be affected by water levels and is protected by a flood wall. The pavilion provides for easier access to the casino for customers, and we anticipate it will bring operating efficiencies and cost savings. We have not experienced a negative impact on results following the move to the pavilion and have had a positive reaction from customers.

Caruthersville Land-Based Casino and Hotel

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. A lawsuit was filed by the City of St. Louis that sought to block the implementation of the omnibus bill that included the amendment to the definition of a floating facility. In June 2022, the Missouri governor signed a standalone bill to amend the definition of a floating facility. This change provides an opportunity for Century Casino Caruthersville to move to a non-floating facility. In November 2022, the court ruled in our favor in the lawsuit brought by the City of St. Louis. We plan to build a new land-based casino with a 38-room hotel in Caruthersville, and broke ground on this development in December 2022. The casino at Century Casino Caruthersville will offer over 600 slot machines (with the possibility of an expansion of up to 140 additional slot machines), table games, a restaurant, and a bar. The hotel will be located in a hotel tower between the existing pavilion and the new casino. The new casino and hotel are expected to open in late 2024, subject to final regulatory approval from the MGC as well as other state and local approvals. We estimate the project will cost $51.9 million. To finance the Caruthersville project, we entered into an amendment to the Master Lease with VICI PropCo. Following completion, VICI PropCo will own the real estate improvements associated with the Caruthersville project. As of December 31, 2022, we have spent $2.2 million on this project and received $5.0 million from VICI PropCo.

Caruthersville Hotel

In July 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The completely renovated hotel called The Farmstead opened on October 30, 2022 with a grand opening held in December 2022. The total cost of the project was $3.6 million.

Cape Girardeau Hotel

We plan to build a 69-room hotel at our Cape Girardeau location. The hotel is planned as a six-story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. The hotel project has been approved by the City of Cape Girardeau. Construction on this project began in September 2022 and is expected to be completed in the first half of 2024. We estimate the project will cost $30.5 million, and we plan to finance this cost with cash on hand. As of December 31, 2022, we have spent $2.8 million on this project.

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

Terminated Projects

Century Casino Calgary and Century Sports

In August 2020, we announced that we had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. During the first quarter of 2021, we paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the purchase agreement. Upon closing of the transaction, we entered into a three year lease agreement with the purchaser of the casino operations for annual net rent for the land and building of CAD 0.5 million ($0.4 million based on the exchange rate on December 31, 2022).

After the sale, we continued to operate Century Sports, and to own the underlying real estate. On February 10, 2022, we sold the land and building in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022) at which time we transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports. Century Sports was included in the Canada reportable segment.

Mendoza Central Entretenimientos S.A. (“MCE”)

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

Bermuda

In August 2017, we announced that we had entered into a long-term casino management agreement with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda. We would also provide a $5.0 million loan for the purchase of casino equipment if the gaming license was awarded. In January 2023, the management and funding agreements were mutually terminated because the project was not going forward.

Century Casino Bath (“CCB”)

In March 2020, CCB was closed due to COVID-19. Due to challenging conditions that included historical and forecasted losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. We deconsolidated CCB effective as of May 6, 2020. The process of voluntary liquidation was completed in October 2022 and CCB was dissolved. See Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for further discussion of CCB.

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

United States

Colorado – Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado, and are located in historic mining towns dating back to the late 1800’s that have developed into tourist attractions. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with approximately 58% of the total gaming devices in Colorado and approximately 78% of total gaming revenue in Colorado in 2022. Central City and Black Hawk are located approximately one mile apart and compete with one another for market share. As a result, we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities.

No limit single bets at casinos and new casino games were approved and began on May 1, 2021. Some of our competitors may offer larger betting limits or certain games not offered by us, which could attract customers to those competitors. Sports wagering in Colorado became legal in May 2020. We have partnered with sports betting operators that are conducting sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries.

Our marketing objective for the casinos in Colorado is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of channels including radio, billboard, print and social media. Cripple Creek, Central City and Black Hawk currently have 12, six and 15 casinos operating, respectively. There are competitors in each city that offer covered parking and more hotel rooms, which may negatively impact our Colorado casinos, particularly during inclement weather and the peak tourist season. In Cripple Creek, a casino across the street from ours is undergoing an expansion. The expanded property could have a negative effect on CRC unless it stimulates increased revenue in the Cripple Creek market.

West Virginia – Mountaineer is located on the Ohio River bank at the northern tip of West Virginia’s northwestern panhandle approximately 30 miles from Pittsburgh International Airport and a one hour drive from downtown Pittsburgh. Mountaineer has four competitors within 50 miles; two in Pennsylvania, one in West Virginia and one in Ohio. Mountaineer primarily attracts customers from neighboring Ohio and from the greater Pittsburgh area. We market this casino as a destination for year-round entertainment. Mountaineer also hosts the annual West Virginia Derby horse racing event.

Missouri – Cape Girardeau and Caruthersville have competitors in Missouri, Arkansas and Illinois. The distance between our Cape Girardeau and Caruthersville properties is 85 miles. While our two properties share a small portion of our customer database, we do not believe that our properties compete against one another for customers. We market our casinos as the premier providers of personal service. In addition to our players’ clubs, our casinos motivate customers by offering various cash and prize promotions, point incentives, and tournaments in addition to other incentives. Our casinos are marketed through a variety of channels including but not limited to radio, billboard, print and social media. Cape Girardeau includes an event center and draws customers mostly from within a 50-mile radius from the property. The closest competitor to Cape Girardeau is located 60 miles away in Illinois. A potential casino in southern Illinois approximately 56 miles from Cape Girardeau, which we expect to open in mid-2023, could increase competition at our Cape Girardeau casino. Caruthersville includes a 27-space RV park. The majority of Caruthersville’s customers reside in Tennessee. The closest competitor to Caruthersville, with the exception of our Cape Girardeau casino, is located in Arkansas and is 90 miles away. A casino expansion at that location in Arkansas, which was completed at the end of 2022, could increase competition with our Caruthersville casino. In addition, there is a proposal to build a casino near Lake of the Ozarks, which requires approval by the US Department of the Interior; however, that project is not expected to directly compete with our casinos as it is over 200 miles from our properties. We believe that our expansion projects at both Missouri locations will allow us to compete for individuals or groups that desire a multi-day visit to Cape Girardeau or Caruthersville.

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

Calgary - Century Downs has seven competitors (two of which have a combination of hotel and casino) in the Calgary market. Unique to this property is a 5.5 furlong (0.7 mile) horse racetrack. Our casino is one of two casinos in the market with an off-track betting parlor. Using numerous forms of media, such as radio, television and billboards, we concentrate our marketing on the casino floor, the players’ club and racetrack. This property is located one mile north of the city limits of Calgary, one mile from the CrossIron Mills Mall and seven miles from Calgary International Airport. A casino recently relocated approximately eight miles from Century Downs, which could present significant competition. In addition, due to the AGLC’s removal of its moratorium on approving additional gaming facilities, new gaming facilities may be approved by the AGLC, which could increase competition with our property.

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

Online gaming – In October 2020, the AGLC launched an online gaming website, “Play Alberta” offering online slot and table games. In September 2021, the AGLC added online sports wagering, including single event sports wagering, to its “Play Alberta” website. The website competes primarily with unregulated online gaming websites that are currently available to Alberta residents. We have not experienced a negative impact to our results of operations in Canada from online gaming; however, increased competition from online gaming could occur and adversely affect our results of operations in Alberta in the future.

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

Canada – Prior to the COVID-19 closures, our casinos in Alberta, Canada attracted more customers from September through April. During the late spring and summer months there is more competition with outdoor activities. Conversely, both Century Downs and Century Mile attract additional customers during the summer months of the racing season. Our off-track betting parlors attract more customers during the peak racing season from May through August. However, we have seen less seasonality since our properties reopened in mid-2021.

Poland – CPL generally attracts more customers from October through March because domestic customers generally vacation during the summer months.

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state, local, foreign, provincial or federal regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming operations. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would materially adversely affect our gaming operations in that jurisdiction. In addition, changes in laws that restrict, prohibit or permit gaming operations in any jurisdiction, including the removal of the AGLC’s moratorium on approving additional gaming facilities, could have a material adverse effect on our financial position, results of operations and cash flows. On February 28, 2023, the AGLC approved a temporary increase from the current 15% of slot machines net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. The increase in slot machine net sales is expected to have a positive impact on net operating revenue and results of operations at our Canadian properties.

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

Employees and Human Capital

Employees – As of December 31, 2022, we had approximately 2,292 full-time employees and 512 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. We reduced our staffing during 2020 and 2021 in response to the COVID-19 pandemic closures and related issues. We have experienced difficulties attracting and retaining staff at some locations in the US and Canada. As a result, we have had to adjust hours of some food and beverage outlets, the number of table games open and the number of rooms available at some of our hotels. While our employee counts remain below pre-COVID-19 levels and we have open positions throughout North America, we consider our current staffing levels as normal due to a combination of increased efficiencies and the changes discussed above. Approximately 250 employees at our CPL casinos in Poland and 44 employees at Mountaineer belong to trade unions. The trade unions in Poland do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees at CPL require approval of the unions. The trade unions at Mountaineer have collective bargaining agreements with Mountaineer.

Human Capital – Our company is led by two gaming industry professionals with a combined industry experience of more than 75 years. Due to extensive industry experience, the team’s diversity of experience gives us the ability to tailor our gaming-based entertainment developments and operations to the unique needs and circumstances of each specific location. We are aware that much of our success is based on our employees’ combined talents, skills and ideas. As an international casino entertainment company, we cater to very different markets with different customer expectations. In order to meet these expectations, we strive to build a workforce that is as diversified as our customers. As of December 31, 2022, 50% of our workforce and 37% of our leadership roles were held by women.

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

Information about our Executive Officers

Name	Age	Position Held
Erwin Haitzmann	69	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	60	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	61	Chief Financial Officer and Corporate Secretary
Timothy Wright	52	Chief Accounting Officer and Corporate Controller
Andreas Terler	53	Managing Director of Century Resorts Management GmbH and Executive Vice President
Nikolaus Strohriegel	53	Managing Director of Century Resorts Management GmbH and Executive Vice President
Geoff Smith	52	Senior Vice President, Operations - Canada

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

Geoff Smith holds an Honours Bachelor of Commerce degree from the University of Windsor, Ontario, Canada (1994). Mr. Smith has over 28 years of direct casino management experience across a variety of regulated gaming jurisdictions and operating models, including commercial casinos, charity casinos and horse racetrack casino establishments. Mr. Smith has been employed by us since 2006. He was appointed Senior Vice President, Operations – Canada in October 2019. He previously served as the General Manager of Century Casino & Hotel in Edmonton from 2006 to 2008 and Managing Director of Century Casino & Hotel in Edmonton from 2008 to 2019.

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

Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Adverse changes in the economic climate, including inflation, higher unemployment rates, declines in income levels and loss of personal wealth resulting from business shutdowns and associated mass layoffs by businesses, and the adoption of social distancing and other policies to slow or control the spread of future outbreaks of coronavirus, COVID-19 or other health-affecting outbreaks, have had and are likely to continue to have a negative impact on demand for casinos, including ours, and these impacts could exist for an extensive period of time. In addition, the Russia-Ukraine war could negatively impact our results of operations in Poland, which neighbors Ukraine, due to the potential impacts on tourism and other economic disruptions. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future economic landscape, have at times had a negative effect on consumers’ discretionary income and consumer confidence, and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown or deterioration in the economy, could adversely affect the frequency with which customers choose to visit our properties and the amount that our customers spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our customers. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.

We may experience construction delays and increased costs during our expansion or development projects, including the development and construction costs associated with the projects in Missouri, which could adversely affect our operations.

From time to time we may commence construction projects at our properties. Construction on the projects in Missouri began in 2022 and is expected to be completed in mid to late 2024. We may engage in additional construction projects in the future. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Most of these factors are beyond our control.

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

As part of our business strategy, we regularly evaluate opportunities for growth and expansion through development of gaming operations in existing or new markets, through acquiring other gaming facilities, through redeveloping our existing gaming facilities, and through joint ventures in new markets. We cannot be sure that we will be able to identify attractive acquisition opportunities or that we will experience the return on investment that we expect. Acquisitions require significant management attention and resources to integrate new properties, businesses and operations. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, into our existing operations without substantial costs, delays or other problems. The pending Nugget Acquisition and Rocky Gap Acquisition and new developments may not generate revenue that will be sufficient to pay related expenses, or, even if such revenue is sufficient to pay related expenses, the acquisitions and new developments may not yield an adequate return or any return on our significant investments. In addition, generating returns on acquisitions, including the Nugget Acquisition and the Rocky Gap Acquisition, and new investments may take significantly longer than we expect and may negatively impact our operating results and financial condition. Furthermore, we may pursue any of these opportunities in alliance with third parties.

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

We may pursue gaming opportunities that would require us to obtain a gaming license, such as the Nugget Acquisition and the Rocky Gap Acquisition. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, legal fees and other associated preparation costs. Moreover, if we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to find industry partners that are licensable, but cannot assure that such partners will, in fact, be licensable. Certain licenses include competitive situations where, even if we and our industry partners are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult. If any of our gaming license applications are denied or we are otherwise unable to complete a project, we may have to write off costs related to our investment in such application processes, which could be significant. In addition, our ability to attract and retain competent management and employees for any new location is critical to our success. One or more of these risks may result in any new gaming opportunity not being successful. If we are not able to successfully commence operations at these properties, our results of operations may be adversely affected.

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

We derived 52% of our net operating revenue and 68% of our earnings from operations from our properties in Missouri and West Virginia during the year ended December 31, 2022. Because our revenue and operating income are concentrated in two states, we are subject to greater risks from regional conditions than a gaming company with operating properties in a greater number of different geographic regions. Therefore, a decrease in revenue from, or an increase in costs for, one of these locations is likely to have a greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. The cash flow from these properties services our Master Lease entered into with subsidiaries of VICI PropCo in connection with the 2019 Acquisition and our other debt service requirements, and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.

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

The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability. We are particularly vulnerable to competition in our markets due to the large number of competitors in those markets. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. For example, there are new casinos and expansions of existing casinos that could increase competition for our Cape Girardeau and Cripple Creek properties. A casino recently relocated closer to Century Downs that could present significant competition. In addition, in January 2023, sports betting began in Ohio, which will present additional competition for our Mountaineer casino. In January 2022, the AGLC removed the moratorium on gaming facilities. Consideration for additional gaming facilities will be based on a market analysis done by the AGLC. We anticipate the AGLC may award gaming facility licenses in underserved rural areas outside of the urban Calgary and Edmonton markets in which we are located, but any additional competition could adversely impact our results of operations in Alberta.

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

Potential changes in gaming laws in jurisdictions in which we have operations include:

•In Missouri, several bills have been filed that would allow Class B gaming licensees and daily fantasy sports licensees to conduct sports wagering including on mobile devices so long as such devices are located within the state of Missouri. These bills are in the early stages of the law-making process and subject to significant changes in proposed statutory language prior to enactment.

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

Operational Risks

Our financial condition and results of operations may be adversely affected by climate change, the occurrence of severe weather, natural or man-made disasters and other catastrophic events, including war, terrorism and other acts of violence, and disease, such as the COVID-19 pandemic.

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

Events such as terrorist and war activities in the countries in which we are located and other acts of violence, such as the mass shooting in Las Vegas in 2017, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if these events occur in a region in which we operate. The Russia-Ukraine war could have an adverse impact on our results of operations in Poland, which borders Ukraine, and the collateral global impacts of that situation could adversely impact our results of operations at all of our properties. We cannot predict the extent to which terrorism, security alerts or war, or other acts of violence in the countries that we operate will directly or indirectly affect our business and operating results, but the impact could be material.

An outbreak of a contagious disease, such as the COVID-19 pandemic or any similar illness, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if an outbreak were to occur in or near the areas in which we operate. Negative impacts on the economy, travel restrictions and other restrictions by local or federal governments in the areas in which we operate could result in consumers reducing travel and leisure expenditures, including visits to our casinos. Actions taken to contain outbreaks in response to a public health epidemic pose the risk that we or our employees, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Our operating costs may increase due to additional health and safety requirements, and we may experience disruptions due to employee illness. Travel restrictions imposed by the US, European or other foreign governments may make it difficult or impossible for our management located in Europe to travel to the US or other countries where we have operations. We cannot predict the extent to which future outbreaks of a contagious disease will directly or indirectly affect our business and operating results, but the impact could be material.

The future impact of the COVID-19 pandemic, including its effect on the ability and desire of people to visit our properties, could impact our results, operations, outlooks, plans, goals, growth cash flows and liquidity. The extent of the effects of the outbreak on our business and the casino industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, future recurrences of the outbreak, the continued availability and effectiveness of COVID-19 vaccines, and the length of time it takes for normal economic and operating conditions to resume, if at all. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs, such as, for example, the need for enhanced health and hygiene requirements in one or more regions in attempts to counteract future outbreaks. Further, COVID-19 may also affect our operating and financial results in ways that are not presently known to us or that we currently do not consider present significant risks to our operations. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

•uncertainties regarding judicial systems and procedures;

•different time zones; and

•culture, management and language differences.

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

We face the risk of fraud, theft, and cheating.

We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers, or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to discover such acts or schemes in a timely manner could result in losses in our operations. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are subject to risks related to corporate social responsibility and reputation.

Many factors influence our reputation and the value of our brand, including the perceptions held by our customers, business partners, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance factors, and we risk damage to our reputation and the value of our brand if we fail to act responsibly in a number of areas including diversity and inclusion, community engagement and philanthropy, environmental sustainability, climate change, responsible gaming, supply chain management, workplace conduct, human rights and many others, some of which may be unforeseen. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Credit and Liquidity Risks

Our obligations under our indebtedness and our Master Lease are significant. We may not be able to generate sufficient cash to service all of our indebtedness and pay rent under the Master Lease and may be forced to take other actions to satisfy our obligations under our indebtedness and Master Lease, which may not be successful.

We have a significant amount of indebtedness. As of December 31, 2022, our long-term debt, net of current portion and deferred financing costs excluding unamortized debt issuance costs, was approximately $366.4 million. The majority of our long-term debt outstanding as of December 31, 2022 is variable rate debt. Each one percentage point change associated with the variable rate debt would result in an estimated $3.5 million change to our annual cash interest expenses. In connection with the 2019 Acquisition, we entered into the Master Lease to lease the real estate assets of the 2019 Acquired Casinos. The long-term financing obligation to VICI Properties, Inc. subsidiaries was $284.9 million as of December 31, 2022. Our scheduled 2023 rent payments under the Master Lease are approximately $27.5 million. Our rent payments are subject to annual escalation. See Notes 6 and 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our long-term debt and Master Lease. These financial obligations could:

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

We were required to make rent payments under the Master Lease during the temporary closures in 2020 of the casinos covered by the Master Lease. We also were required to make scheduled payments of interest and principal under our debt obligations during these closures. We could be required to make rent payments under the Master Lease and scheduled debt payments if such closures occur in the future. In addition, the Master Lease requires us to make specific minimum investments in capital expenditures and, subject to certain caps, the rent escalations under the Master Lease will continue to apply regardless of the cash flows generated by the properties subject to the Master Lease and the obligations guaranteed by us. Further, if our properties subject to the Master Lease are impacted by a casualty event, the Master Lease requires us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under the Master Lease is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay rent under the Master Lease and the principal, premium, if any, and interest on our indebtedness.

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

We lease the land and buildings for our casinos in Missouri and West Virginia under a “triple-net” Master Lease. The real estate assets relating to Rocky Gap also will be owned by VICI PropCo and will be subject to the Master Lease. Accordingly, in addition to rent, we are required to pay, among other things, the following: (1) facility maintenance costs; (2) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring these costs notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the lessor as the owner of the associated facilities. In addition, we remain obligated for lease payments and other obligations under the Master Lease even if one or more of such leased facilities is not operating or is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities, including lease termination costs, impairment charges and other charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

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

Legal, Regulatory and Compliance Risks

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could adversely impact our business, and potential changes in the regulatory environment also may adversely impact us.

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and in North America we must have the suitability of certain of our directors, officers and employees approved. We are scheduled for renewals for our casino licenses at Cripple Creek, Central City and Mountaineer in 2023. The casino licenses for our casinos at the Hotel President in Bielsko-Biala, Poland, at the Park Inn by Radisson in Katowice, Poland and at the DoubleTree by Hilton Hotel in Wroclaw, Poland expire in 2023. A detailed description of the regulations to which we are subject, including the timing of license renewals for our properties, is contained in Exhibit 99.1 to this report, which is incorporated herein by reference. Failure to obtain license renewals would have an adverse effect on us.

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

Our ability to attract and retain employees may cause us to reduce casino operating hours or close certain amenities at our properties which could negatively impact guest loyalty and operating results. The COVID-19 pandemic caused staffing issues to be more significant. We have adjusted, and if required we plan to continue to adjust, operating hours for food and beverage outlets, and hotel and convention spaces where we are impacted by staffing challenges. There are 250 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL but changes in pay for union employees at CPL require approval from the trade unions. In the United States, there are 44 employees at our West Virginia casino who belong to unions. A lengthy strike or other work stoppage at our casino properties with unions could have an adverse effect on our business and results of operations. Our other employees in the US and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations. In addition, changes to labor laws or prevailing market conditions could lead to increased labor costs that could have an adverse impact on our profitability.

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

We have $10 million of goodwill, $30 million in casino licenses, $3 million in trademarks and $465 million in property and equipment as of December 31, 2022. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. In 2020, we impaired $35.1 million related to goodwill and other intangible assets, including our MCE cost investment, due to the impact from COVID-19. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our goodwill and other intangible assets.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities at each of our casinos as of December 31, 2022:

Summary of Property Information

Segment/Property	Year Opened / Acquired	Approximate Casino Square Footage	Acreage	Slot / Electronic Gaming Machines (#) (1)	Video Lottery Terminals (#) (1)	Tables (#) (1)	Racetrack (#)
United States
Colorado
Century Casino & Hotel - Central City	2006	22,640	1.3	413	—	8	—
Century Casino & Hotel - Cripple Creek	1996	19,610	3.5	372	—	6	—
West Virginia
Mountaineer Casino, Racetrack & Resort (2)	2019	72,380	1,528.1	1,032	—	27	1
Missouri
Century Casino Cape Girardeau (2)	2019	41,530	19.1	843	—	23	—
Century Casino Caruthersville (2)	2019	12,000	38.2	425	—	6	—
The Farmstead	2022	—	—	—	—	—	—
Subtotal		168,160	1,590.2	3,085	—	70	1
Canada
Edmonton
Century Casino & Hotel - Edmonton	2006	29,225	6.0	800	30	23	—
Century Casino St. Albert	2016	13,269	7.1	410	24	10	—
Century Mile Racetrack and Casino (3)	2019	19,407	100.0	570	14	—	1
Calgary
Century Downs Racetrack and Casino (4)	2015	17,459	57.3	663	10	—	1
Subtotal		79,360	170.4	2,443	78	33	2
Poland
Casinos Poland (5)	2007	85,560	—	535	—	117	—
Corporate Other
Cruise Ships (total of 1) (6)	N/A	2,300	—	17	—	1	—
Total		335,380	1,760.6	6,080	78	221	3

(1)Machine and table counts are reported as the total number of machines as of December 31, 2022.

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

(5)As of December 31, 2022, Casinos Poland owned eight separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Additional Property Information” below.

(6)Operated under a concession agreement. We do not own the ship on which our casino operates. For additional information about the ship, see “Additional Property Information” below.

Additional Property Information

As of December 31, 2022, our subsidiaries were pledged as collateral for our obligations under our credit facility (“Goldman Credit Agreement”) with Goldman Sachs Bank USA (“Goldman”). As of December 31, 2022, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland secured a bank guarantee with mBank. See Note 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Corporate Offices – We lease approximately 13,200 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Poland – The following table summarizes information about CPL’s casinos as of December 31, 2022(1).

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2028(2)	70	37
Warsaw	Hilton Hotel	July 2024(2)	70	24
Warsaw	LIM Center	June 2025	65	4
Bielsko-Biala	Hotel President	October 2023	51	5
Katowice	Park Inn by Radisson	October 2023	70	14
Wroclaw	DoubleTree by Hilton Hotel	November 2023	70	18
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	69	10

(1)A detailed description of the regulations applicable to CPL licenses and our ability to obtain new licenses for our locations on their expiration is contained in Exhibit 99.1 to this report, which is incorporated herein by reference.

(2)In September 2022, CPL transferred the casino license for the Warsaw Marriott Hotel expiring in July 2024 to the Warsaw Hilton Hotel, and CPL was granted a new license for the Warsaw Marriott Hotel expiring in September 2028.

Cruise Ship – The following table summarizes information about the ship-based casino for which we had a concession agreement as of December 31, 2022.

Cruise Line	Ship	Concession Agreement End Date	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff Herz	April 2023(1)	17	1

(1)Estimated - The concession agreement for the casino onboard Mein Schiff Herz is scheduled to end in the second quarter of 2023.

In April 2022, a concession agreement with TUI Cruises for one other ship-based casino ended and in May 2021, a concession agreement with TUI Cruises for two other ship-based casinos ended.

Master Lease

Mountaineer, Cape Girardeau and Caruthersville are subject to the Master Lease. The Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The scheduled 2023 rent payments under the Master Lease are approximately $27.5 million. The rent payments are subject to annual escalations during the lease term. The Master Lease has an initial term of 15 years with no purchase option. In December 2022, we amended the Master Lease and exercised our first five year renewal term. At our option, the Master Lease may be extended for up to three additional five year renewal terms beyond the 20 year term. The renewal terms are effective as to all, but not less than all, of the properties then subject to the Master Lease. We do not have the ability to terminate our obligations under the Master Lease prior to its expiration without the lessor’s consent.

The Master Lease has a triple-net structure, which requires us to pay substantially all costs associated with the 2019 Acquired Casino properties, including real estate taxes, insurance, utilities, maintenance and operational costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. Century Casinos, Inc. has provided a guarantee of our subsidiaries’ obligations under the Master Lease. For additional information regarding the Master Lease, see Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

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

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2017 through December 31, 2022, and compares it to the cumulative total return on the Nasdaq and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2017, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/17	12/18	12/19	12/20	12/21	12/22
CNTY	100.00	80.94	86.75	69.99	133.41	77.00
Nasdaq	100.00	96.12	129.97	186.69	226.63	151.61
Dow Jones US Gambling Index	100.00	67.36	96.55	85.49	74.51	55.50

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors.

At March 3, 2023, we had 124 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2022 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2022.

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

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments as of December 31, 2022. The reporting units except for Century Downs Racetrack and Casino and Casinos Poland are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below. The real estate assets at our West Virginia and Missouri operating segments are owned by VICI PropCo and leased to us under the Master Lease. The land on which the REC and racetracks at Century Downs and Century Mile are located is leased.

Reportable Segment	Operating Segment	Reporting Unit
United States	Colorado	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
	West Virginia	Mountaineer Casino, Racetrack & Resort
	Missouri	Century Casino Cape Girardeau
Century Casino Caruthersville (1)
Canada	Edmonton	Century Casino & Hotel - Edmonton
Century Casino St. Albert
Century Mile Racetrack and Casino
	Calgary (2)	Century Downs Racetrack and Casino
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other
Corporate Other (3)

(1)Includes The Farmstead.

(2)We operated Century Sports through February 10, 2022. We operated Century Bets through August 2021, when operations were transferred to Century Mile. For more information about Century Sports and Century Bets see Item 1, “Business” above.

(3)Our equity investment in Smooth Bourbon is included in the Corporate and Other reporting unit. See Item 1, “Business – 2022 Business Developments – Nugget Casino Resort in Sparks, Nevada” above.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% in CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of December 31, 2022, owned and operated eight casinos throughout Poland.

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

Recent Developments Related to COVID-19

The COVID-19 pandemic had an adverse effect on our 2020 results of operations and financial condition, and negatively impacted our results of operations in the first half of 2021 because of closures of our Canada and Poland properties during this period. Our casinos varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. Currently our operations have no health and safety requirements for entry and few COVID-19 restrictions.

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

The duration and impact of the COVID-19 pandemic otherwise remains uncertain. We cannot predict the negative impacts that COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on us. The effects of COVID-19, ongoing governmental health and safety requirements and any future closures could have a material impact on us. We will continue to monitor our liquidity and make reductions to marketing and operating expenditures, where possible, if future government mandates or closures due to COVID-19 or other health-related issues are required that would have an adverse impact on us.

Other Acquisitions and Development Projects

As detailed further in Item 1, “Business – 2022 Business Developments”, we have two pending acquisitions. The acquisition of the operations of the Nugget Casino Resort in Sparks, Nevada for approximately $100.0 million is expected to close in the second quarter of 2023. The acquisition of the operations of Rocky Gap Casino Resort in Flintstone, Maryland for approximately $56.1 million is expected to close in the second quarter of 2023. In addition to the acquisitions, we have moved the casino at Century Casino Caruthersville from the riverboat and barge to a temporary land-based facility while we construct a new casino with an adjoining hotel and we have opened a small hotel neighboring Century Casino Caruthersville. We are also constructing a hotel at Century Casino Cape Girardeau.

Additional Gaming Projects

We currently are exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Terminated Projects

As detailed further in Item 1, “Business – 2022 Business Developments”, we sold the casino operations of Century Casino Calgary as well as the land and building in which we operated Century Sports. We also terminated our ownership interest in and consulting services agreement with MCE as well as our management and funding agreements related to a potential casino in Bermuda. In 2020, we closed Century Casino Bath.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2022	2021	2020	2022/2021	2021/2020
Canadian dollar (CAD)	1.3011	1.2537	1.3412	(3.8%)	6.5%
Euros (EUR)	0.9506	0.8456	0.8776	(12.4%)	3.6%
Polish zloty (PLN)	4.4559	3.8608	3.8989	(15.4%)	1.0%
British pound (GBP)	N/A	0.7270	0.7798	N/A	6.8%
Source: 2022 Xe Currency Converter, 2021 and 2020 Pacific Exchange Rate Service

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

DISCUSSION OF RESULTS

Years ended December 31, 2022, 2021 and 2020

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2022/2021		2021/2020
Amounts in thousands	2022	2021	2020	$ Change	% Change	$ Change	% Change
Gaming Revenue	$365,986	$331,877	$253,281	$34,109	10.3%	$78,596	31.0%
Pari-mutuel, Sports Betting and iGaming Revenue	19,607	18,848	17,660	759	4.0%	1,188	6.7%
Hotel Revenue	9,628	8,286	5,910	1,342	16.2%	2,376	40.2%
Food and Beverage Revenue	24,097	17,788	16,194	6,309	35.5%	1,594	9.8%
Other Revenue	11,211	11,707	11,223	(496)	(4.2%)	484	4.3%
Net Operating Revenue	430,529	388,506	304,268	42,023	10.8%	84,238	27.7%
Gaming Expenses	(183,841)	(161,119)	(131,563)	22,722	14.1%	29,556	22.5%
Pari-mutuel, Sports Betting and iGaming Expenses	(22,149)	(19,735)	(19,301)	2,414	12.2%	434	2.2%
Hotel Expenses	(2,815)	(2,360)	(2,125)	455	19.3%	235	11.1%
Food and Beverage Expenses	(22,631)	(16,523)	(15,962)	6,108	37.0%	561	3.5%
General and Administrative Expenses	(105,467)	(93,489)	(80,246)	11,978	12.8%	13,243	16.5%
Depreciation and Amortization	(27,109)	(26,762)	(26,534)	347	1.3%	228	0.9%
Impairment - Intangible and Tangible Assets	—	—	(35,121)	—	—	(35,121)	(100.0%)
Gain on Sale of Casino Operations	—	—	6,457	—	—	(6,457)	(100.0%)
(Loss) on Sale of Assets	(2,154)	—	—	(2,154)	(100.0%)	—	—
Total Operating Costs and Expenses	(366,166)	(319,988)	(304,395)	46,178	14.4%	15,593	5.1%
Earnings from Equity Investment	3,249	—	—	3,249	100.0%	—	—
Earnings (Loss) from Operations	67,612	68,518	(127)	(906)	(1.3%)	68,645	54051.2%

Income Tax Benefit (Expense)	7,660	(6,371)	(4,848)	(14,031)	(220.2%)	1,523	31.4%
Net (Earnings) Loss Attributable to Non-controlling Interests	(5,694)	(1,156)	134	4,538	392.6%	1,290	962.7%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	7,976	20,622	(48,002)	(12,646)	(61.3%)	68,624	143.0%
Adjusted EBITDA (1)	$103,340	$97,926	$48,398	$5,414	5.5%	$49,528	102.3%

Earnings (Loss) Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings (Loss) Per Share	$0.27	$0.70	$(1.62)	$(0.43)	(61.4%)	$2.32	143.2%
Diluted Earnings (Loss) Per Share	$0.25	$0.66	$(1.62)	$(0.41)	(62.1%)	$2.28	140.7%

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

•Our cruise ship operations were impacted by COVID-19 related closures in 2020 and 2021. See “Corporate and Other” below for additional information on the closures.

Deferred Financing – We wrote-off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the $170.0 million term loan (the “Macquarie Term Loan”) issued under the Macquarie Credit Agreement.

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

Valuation Allowance – We released a $10.2 million US valuation allowance, which contributed to an income tax benefit of $7.7 million for the year ended December 31, 2022.

Net operating revenue increased by $42.0 million, or 10.8%, and by $84.2 million, or 27.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively. Following is a breakout of net operating revenue by segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020.

•United States decreased by ($14.7) million, or (5.2%), and increased by $84.9 million, or 42.8%.

•Canada increased by $25.1 million, or 54.2%, and decreased by ($3.8) million, or (7.6%).

•Poland increased by $31.9 million, or 54.9%, and by $4.0 million, or 7.3%.

•Corporate Other decreased by ($0.4) million, or (63.7%), and by ($0.8) million, or (59.9%).

Operating costs and expenses increased by $46.2 million, or 14.4%, and by $15.6 million, or 5.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively. Following is a breakout of operating costs and expenses by segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020.

•United States increased by $1.4 million, or 0.7%, and by $6.7 million, or 3.4%.

•Canada increased by $18.2 million, or 43.5%, and by $1.0 million, or 2.5%.

•Poland increased by $22.3 million, or 38.0%, and by $1.6 million, or 2.8%.

•Corporate Other increased by $4.2 million, or 32.2%, and by $6.2 million, or 90.3%.

Earnings from operations decreased by ($0.9) million, or (1.3%), and increased by $68.6 million, or 54051.2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively. Following is a breakout of earnings (loss) from operations by segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020.

•United States decreased by ($16.1) million, or (21.0%), and increased by $78.2 million, or 6566.9%.

•Canada increased by $6.9 million, or 152.8%, and decreased by ($4.8) million, or (51.5%).

•Poland increased by $9.6 million, or 2177.9%, and by $2.3 million, or 84.1%.

•Corporate Other decreased by ($1.3) million, or (10.7%), and by ($7.1) million, or (128.9%).

Net earnings decreased by ($12.6) million, or (61.3%), and increased by $68.6 million, or 143.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interests net earnings (losses) and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, loss (gain) on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“US GAAP”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$24,759	$6,070	$5,811	$(28,664)	$7,976
Interest expense (income), net (1)	28,531	2,281	(686)	34,854	64,980
Income taxes (benefit)	7,595	2,354	2,326	(19,935)	(7,660)
Depreciation and amortization	19,364	4,754	2,606	385	27,109
Net earnings attributable to non-controlling interests	—	2,787	2,907	—	5,694
Non-cash stock-based compensation	—	—	—	3,335	3,335
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	(1)	123	(1,153)	(205)	(1,236)
Loss (gain) on disposition of fixed assets	49	27	63	(121)	18
Acquisition costs	—	—	—	3,124	3,124
Adjusted EBITDA	$80,297	$18,396	$11,874	$(7,227)	$103,340

(1)Expense of $28.5 million related to our Master Lease is included in interest expense (income), net in the United States segment. Expense of $2.3 million related to our CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to our Master Lease and CDR land lease were $25.7 million and $2.1 million, respectively, for the period presented. Expense of $7.3 related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

(2)Loss of $2.2 million related to the sale of the land and building in Calgary in February 2022 is included in the Canada segment. The loss from the sale was offset by cost recovery income for CDR.

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

Amounts in thousands	December 31, 2022	December 31, 2021
Total long-term debt, including current portion	$349,580	$181,484
Deferred financing costs	16,844	7,695
Total principal	$366,424	$189,179
Less: Cash and cash equivalents	$101,785	$107,821
Net Debt	$264,639	$81,358

REPORTABLE SEGMENTS

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the year
	ended December 31,			2022/2021		2021/2020
Amounts in thousands	2022	2021	2020	$ Change	% Change	$ Change	% Change
Gaming Revenue	$232,871	$249,397	$168,904	$(16,526)	(6.6%)	$80,493	47.7%
Pari-mutuel, Sports Betting and iGaming Revenue	8,728	8,492	7,502	236	2.8%	990	13.2%
Hotel Revenue	9,159	8,241	5,826	918	11.1%	2,415	41.5%
Food and Beverage Revenue	12,394	11,761	9,795	633	5.4%	1,966	20.1%
Other Revenue	5,430	5,394	6,317	36	0.7%	(923)	(14.6%)
Net Operating Revenue	268,582	283,285	198,344	(14,703)	(5.2%)	84,941	42.8%
Gaming Expenses	(117,731)	(120,316)	(90,553)	(2,585)	(2.1%)	29,763	32.9%
Pari-mutuel, Sports Betting and iGaming Expenses	(6,402)	(6,656)	(6,423)	(254)	(3.8%)	233	3.6%
Hotel Expenses	(2,568)	(2,315)	(2,056)	253	10.9%	259	12.6%
Food and Beverage Expenses	(10,451)	(9,842)	(8,871)	609	6.2%	971	10.9%
General and Administrative Expenses	(51,182)	(48,737)	(43,306)	2,445	5.0%	5,431	12.5%
Depreciation and Amortization	(19,364)	(18,398)	(17,580)	966	5.3%	818	4.7%
Impairment - Intangible and Tangible Assets	—	—	(30,746)	—	—	(30,746)	(100.0%)
Total Operating Costs and Expenses	(207,698)	(206,264)	(199,535)	1,434	0.7%	6,729	3.4%
Earnings (Loss) from Operations	60,884	77,021	(1,191)	(16,137)	(21.0%)	78,212	6566.9%

Income Tax Expense	(7,595)	—	(1,023)	7,595	100.0%	(1,023)	(100.0%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	24,759	49,628	(30,571)	(24,869)	(50.1%)	80,199	262.3%
Adjusted EBITDA	$80,297	$95,760	$47,199	$(15,463)	(16.1%)	$48,561	102.9%

Sports wagering in Colorado became legal on May 1, 2020. We partnered with sports betting operators that are conducting sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020, a second launched in August 2021 and the third launched in September 2022. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

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

We recorded income tax expense of $7.6 million in the year ended December 31, 2022 due to the release of the US valuation allowance.

The table below provides the closure and reopen dates for casinos in the United States due to COVID-19.

Operating Segment	Closure Date	Reopen Date
Colorado	March 17, 2020	June 15 and June 17, 2020
Missouri	March 17, 2020	June 1, 2020
West Virginia	March 17, 2020	June 5, 2020

The results below are presented to illustrate the changes in net operating revenue in the United States segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 as well as the changes, primarily due to COVID-19, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Colorado
2022	10.3	11.6	13.5	11.2	46.6
2021	9.4	12.1	12.5	11.3	45.3
2020	6.7	2.0	10.4	9.5	28.6
2022/2021	0.9	(0.5)	1.0	(0.1)	1.3
	9.5%	(4.0%)	8.1%	(1.0%)	2.9%
2021/2020	2.7	10.1	2.1	1.8	16.7
	40.9%	499.1%	20.0%	19.3%	58.4%
West Virginia
2022	26.3	29.7	30.4	26.5	112.9
2021	23.9	30.6	31.7	28.8	115.0
2020	25.1	12.2	28.4	24.5	90.2
2022/2021	2.4	(0.9)	(1.3)	(2.3)	(2.1)
	9.7%	(2.8%)	(4.2%)	(7.6%)	(1.8%)
2021/2020	(1.2)	18.4	3.3	4.3	24.8
	(4.7%)	151.2%	11.9%	17.2%	27.5%
Missouri
2022	28.7	29.0	26.8	24.6	109.1
2021	31.0	34.1	29.7	28.2	123.0
2020	21.6	9.6	23.9	24.5	79.6
2022/2021	(2.3)	(5.1)	(2.9)	(3.6)	(13.9)
	(7.6%)	(14.8%)	(9.6%)	(13.1%)	(11.3%)
2021/2020	9.4	24.5	5.8	3.7	43.4
	43.4%	253.0%	24.3%	15.7%	54.6%

The results below are presented to illustrate the changes in operating expenses in the United States segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 as well as changes, primarily due to COVID-19, for the year ended December 31, 2021 compared to the year ended December 31, 2020, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Colorado
2022	7.1	7.2	8.2	7.5	30.0
2021	6.3	7.2	7.6	7.3	28.4
2020	5.9	1.7	5.7	6.1	19.4
2022/2021	0.8	—	0.6	0.2	1.6
	12.7%	—	7.9%	2.7%	5.6%
2021/2020	0.4	5.5	1.9	1.2	9.0
	7.1%	323.5%	33.3%	19.7%	46.4%
West Virginia
2022	22.0	24.7	25.1	23.1	94.9
2021	20.4	24.3	25.9	24.3	94.9
2020	23.3	12.7	23.6	21.2	80.8
2022/2021	1.6	0.4	(0.8)	(1.2)	—
	7.8%	1.6%	(3.1%)	(4.9%)	—
2021/2020	(2.9)	11.6	2.3	3.1	14.1
	(12.4%)	91.3%	9.7%	14.6%	17.5%
Missouri
2022	15.9	16.0	16.2	15.4	63.5
2021	15.7	17.0	16.3	15.5	64.5
2020	15.5	7.3	14.2	14.1	51.1
2022/2021	0.2	(1.0)	(0.1)	(0.1)	(1.0)
	1.3%	(5.9%)	(0.6%)	(0.6%)	(1.6%)
2021/2020	0.2	9.7	2.1	1.4	13.4
	1.5%	132.9%	14.8%	9.9%	26.2%

2020 and 2021 COVID-19 Restrictions

During the closures of our United States properties in 2020, we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. Additional savings related to gaming-related expenses.

Colorado – In Cripple Creek, table games were closed through December 2020 but the full slot floor was open by the end of 2020. In Central City, table games were closed from June to September 2020 and closed again in December 2020. In addition, after reopening in 2020, CTL’s slot floor was operating at approximately 65% from June to December 2020. Both properties reopened table games in February 2021 with restrictions on the number of gaming positions through the first quarter of 2021. Revenue from sports betting apps was $1.5 million for the year ended December 31, 2021 compared to $0.5 million for the year ended December 31, 2020.

West Virginia – During 2020 through the first quarter of 2021, the gaming floor was operating with reduced hours and at approximately 85% capacity with machines limited to six feet apart with barriers, casino hours of operation were reduced and there were capacity restrictions within the casino. Food and beverage outlets were operating with reduced hours and capacity, the hotel was operating at reduced capacity and the convention spaces were closed through the first quarter of 2021. Revenue from sports betting was $0.6 million for the year ended December 31, 2021 compared to $0.7 million for the year ended December 31, 2020. Revenue from iGaming, which began in 2021, was $0.2 million for the year ended December 31, 2021.

Missouri – After reopening in 2020 through the first quarter of 2021, the casinos operated with reduced hours and approximately 94% of the gaming floors were open. In addition, there were state-wide smoking restrictions in place through May 2021. During the first and second quarters of 2021, gaming revenue was positively impacted by federal stimulus payments.

2022 Results

Colorado – The increase in net operating revenue was primarily due to a second sports betting app that launched in August 2021 and a third sports betting app that launched in September 2022. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year. Revenue from sports betting apps was $2.1 million for the year ended December 31, 2022. Gaming revenue increased by $0.6 million, or 1.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increased slot revenue at both properties in the third quarter of 2022. Colorado’s operating costs and expenses have increased due to increased payroll resulting from table game operations and no COVID-19 restrictions on food and beverage outlets as well as increased maintenance costs and gaming-related expenses.

West Virginia – The decrease in net operating revenue was primarily due to increased promotional allowances related to complimentary rooms and gaming offers. In addition, gaming revenue and pari-mutuel revenue decreased compared to 2021 due to lower customer volumes believed to be from economic and inflationary factors. Revenue from sports betting was $0.6 million and from iGaming was $0.6 million for the year ended December 31, 2022. West Virginia’s operating costs and expenses remained constant. In March 2022, weekend operating hours increased to 24 hours per day from 19 hours per day.

Missouri – Gaming revenue decreased ($14.0) million, or (11.8%), compared to the year ended December 31, 2021. The decrease in gaming revenue was due to the positive impact of the stimulus payments in 2021 and decreases in the second half of 2022 due to lower customer volumes believed to be from economic and inflationary factors and decreased table game offerings due to staffing issues. In addition, revenue at our Caruthersville location was negatively impacted by disruptions in operations due to the record low water levels in the Mississippi River that caused us to relocate the casino from the riverboat and barge to a land-based pavilion. During the transition, there were fewer slot machines and table games operating. The transition was completed in December 2022 and we believe that there will not be a material impact to operations in this temporary location while we are constructing the new land-based casino. Operating costs and expenses decreased due to decreased gaming-related expenses offset by minimum wage increases in Missouri and expenses at Caruthersville related to low water levels in the Mississippi River beginning in August 2022.

We continue to follow any government and local health board mandates related to COVID-19 and will adjust operations if there are any further COVID-19 or other health-related impacts.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above in this Item 7.

Canada
	For the year
	ended December 31,			2022/2021		2021/2020
Amounts in thousands	2022	2021	2020	$ Change	% Change	$ Change	% Change
Gaming Revenue	$43,972	$25,604	$30,319	$18,368	71.7%	$(4,715)	(15.6%)
Pari-mutuel, Sports Betting and iGaming Revenue	10,879	10,356	10,158	523	5.1%	198	1.9%
Hotel Revenue	469	45	84	424	942.2%	(39)	(46.4%)
Food and Beverage Revenue	10,860	5,606	5,832	5,254	93.7%	(226)	(3.9%)
Other Revenue	5,392	4,817	3,847	575	11.9%	970	25.2%
Net Operating Revenue	71,572	46,428	50,240	25,144	54.2%	(3,812)	(7.6%)
Gaming Expenses	(9,952)	(4,730)	(5,583)	5,222	110.4%	(853)	(15.3%)
Pari-mutuel, Sports Betting and iGaming Expenses	(15,747)	(13,079)	(12,878)	2,668	20.4%	201	1.6%
Hotel Expenses	(247)	(45)	(69)	202	448.9%	(24)	(34.8%)
Food and Beverage Expenses	(9,067)	(4,663)	(4,921)	4,404	94.4%	(258)	(5.2%)
General and Administrative Expenses	(18,190)	(14,473)	(15,257)	3,717	25.7%	(784)	(5.1%)
Depreciation and Amortization	(4,754)	(4,904)	(5,264)	(150)	(3.1%)	(360)	(6.8%)
Impairment - Intangible and Tangible Assets	—	—	(3,375)	—	—	(3,375)	(100.0%)
Gain on Sale of Casino Operations	—	—	6,457	—	—	(6,457)	(100.0%)
(Loss) on Sale of Assets	(2,154)	—	—	(2,154)	(100.0%)	—	—
Total Operating Costs and Expenses	(60,111)	(41,894)	(40,890)	18,217	43.5%	1,004	2.5%
Earnings from Operations	11,461	4,534	9,350	6,927	152.8%	(4,816)	(51.5%)

Income Tax Expense	(2,354)	(1,256)	(3,765)	1,098	87.4%	(2,509)	(66.6%)
Net Earnings Attributable to Non-controlling Interests	(2,787)	(932)	(553)	1,855	199.0%	379	68.5%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	6,070	1,124	2,551	4,946	440.0%	(1,427)	(55.9%)
Adjusted EBITDA	$18,396	$9,510	$11,497	$8,886	93.4%	$(1,987)	(17.3%)

We sold the casino operations of CAL in December 2020, which impacts comparability of the Calgary operating segment in 2021. We sold the land and building of CAL in February 2022, as a result of which we transferred the lease agreement for the casino premises to the buyer and stopped operating Century Sports.

The AGLC approved the relocation of a competing casino to a new site approximately eight miles south of Century Downs that opened in late November 2022. An increase in competitors close to our casino at Century Downs could have a negative impact on financial results at this location. In addition, in January 2022, the AGLC removed the moratorium on gaming facilities. While we do not expect new gaming facilities in the markets in which we operate, an increase in competitors could have a negative impact on our results of operations in Alberta.

On February 28, 2023, the AGLC approved a temporary increase from the current 15% of slot machines net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. The increase in slot machine net sales is expected to have a positive impact on net operating revenue and results of operations at our Canadian properties.

Results in US dollars were impacted by a (3.8%) exchange rate decrease and 6.5% exchange rate increase in the average rates between the US dollar and the Canadian dollar for the year ended December 31, 2022 compared to the year ended December 31, 2021 and the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively.

The table below provides the closure and reopen dates for casinos in Canada due to COVID-19.

Closure Date	Reopen Date
March 17, 2020	June 13, 2020
December 13, 2020	June 10, 2021

The results below are presented to illustrate changes in net operating revenue, primarily due to COVID-19, in the Canada segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 and the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Edmonton - CAD
2022	13.6	16.8	17.8	15.8	64.0
2021	1.3	5.1	17.8	13.5	37.7
2020	13.1	3.9	13.5	10.2	40.7
2022/2021	12.3	11.7	—	2.3	26.3
	926.4%	230.1%	—	16.7%	69.5%
2021/2020	(11.8)	1.2	4.3	3.3	(3.0)
	(89.9%)	31.0%	32.0%	31.7%	(7.3%)
Edmonton - USD
2022	10.7	13.2	13.7	11.6	49.2
2021	1.0	4.2	14.2	10.7	30.1
2020	9.8	2.8	10.2	7.8	30.6
2022/2021	9.7	9.0	(0.5)	0.9	19.1
	923.5%	216.8%	(3.4%)	8.2%	63.4%
2021/2020	(8.8)	1.4	4.0	2.9	(0.5)
	(89.3%)	46.1%	39.6%	37.0%	(1.7%)

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Calgary - CAD
2022	6.7	7.5	8.3	6.6	29.1
2021	1.2	3.1	9.1	7.1	20.5
2020	8.5	2.6	8.6	6.4	26.1
2022/2021	5.5	4.4	(0.8)	(0.5)	8.6
	449.4%	144.5%	(8.3%)	(7.5%)	42.0%
2021/2020	(7.3)	0.5	0.5	0.7	(5.6)
	(85.7%)	19.6%	5.8%	10.7%	(21.5%)
Calgary - USD
2022	5.3	5.8	6.4	4.9	22.4
2021	1.0	2.5	7.1	5.7	16.3
2020	6.4	1.9	6.4	4.9	19.6
2022/2021	4.3	3.3	(0.7)	(0.8)	6.1
	447.1%	134.9%	(11.5%)	(14.2%)	37.1%
2021/2020	(5.4)	0.6	0.7	0.8	(3.3)
	(84.9%)	33.5%	10.9%	15.1%	(16.7%)

The results below are presented to illustrate the changes in operating expenses, primarily due to COVID-19, in the Canada segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 and the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively, excluding depreciation and amortization expense, impairment – intangible and tangible assets and gain on sale of casino operations.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Edmonton - CAD
2022	11.2	13.0	14.3	13.2	51.7
2021	3.7	4.9	12.1	11.8	32.5
2020	11.6	4.1	10.3	7.8	33.8
2022/2021	7.5	8.1	2.2	1.4	19.2
	202.7%	165.3%	18.2%	11.9%	59.1%
2021/2020	(7.9)	0.8	1.8	4.0	(1.3)
	(68.2%)	19.5%	17.5%	51.3%	(3.8%)
Edmonton - USD
2022	8.9	10.2	10.9	9.7	39.7
2021	3.0	3.9	9.6	9.4	25.9
2020	8.7	2.9	7.8	5.9	25.3
2022/2021	5.9	6.3	1.3	0.3	13.8
	196.7%	161.5%	13.5%	3.2%	53.3%
2021/2020	(5.7)	1.0	1.8	3.5	0.6
	(65.4%)	34.5%	23.1%	59.3%	2.4%

Amounts in millions	Q1	Q2	Q3	Q4	YTD
Calgary - CAD
2022	4.0	4.2	5.3	4.0	17.5
2021	2.1	2.6	4.7	4.6	14.0
2020	6.0	2.5	5.8	3.6	17.9
2022/2021	1.9	1.6	0.6	(0.6)	3.5
	90.5%	61.5%	12.8%	(13.0%)	25.0%
2021/2020	(3.9)	0.1	(1.1)	1.0	(3.9)
	(65.0%)	4.0%	(19.0%)	27.8%	(21.8%)
Calgary - USD
2022	3.2	3.3	4.1	2.9	13.5
2021	1.7	2.0	3.8	3.6	11.1
2020	4.5	1.8	4.4	2.7	13.4
2022/2021	1.5	1.3	0.3	(0.7)	2.4
	88.2%	65.0%	7.9%	(19.4%)	21.6%
2021/2020	(2.8)	0.2	(0.6)	0.9	(2.3)
	(62.0%)	11.1%	(13.6%)	33.3%	(17.2%)

COVID-19 has impacted each year presented above due to closures or restrictions. These impacts are detailed below. During the closures of our Canada properties, we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. We believe that we have captured operating synergies, labor savings and cost savings following the reopening of our Canada properties in June 2021.

2020 Comparability Impacts

Following the March 2020 closures, table games were reopened in mid-September 2020 and closed again in November 2020. Our casinos in Canada were operating with approximately 71% of the slot floor open prior to the second closures in December 2020. Closures of our showroom at CRA also negatively impacted food and beverage revenue at that property in 2020. We received wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy (“CEWS”) that was enacted in April 2020 as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. CEWS reduced operating expenses by CAD 7.4 million ($5.5 million based on the average exchange rate for the year ended December 31, 2020) for the year ended December 31, 2020. We also received rent subsidies provided by the Canadian government through the Canada Emergency Rent Subsidy (“CERS”) that was enacted in November 2020 as a result of COVID-19 to help subsidize for a limited period rent for businesses experiencing a decrease in revenue. CERS reduced operating expenses by CAD 0.5 million ($0.4 million based on the average exchange rate for the year ended December 31, 2020) for the year ended December 31, 2020. In addition, we sold the casino operations of CAL in December 2020. The sale resulted in a gain on sale of the casino operations which reduced total operating costs and expenses in the Calgary operating segment by $6.5 million for the year ended December 31, 2020.

2021 Comparability Impacts

We reopened the casinos in June 2021. From September 2021 to early February 2022, we required patrons to provide proof of vaccination, a negative rapid test result or an original medical exception letter for entry in order to comply with a government mandate. In accordance with a government mandate, all patrons and employees were required to wear masks while indoors. We continued closures of our showroom and hotel at CRA. These closures and the COVID-19 restrictions on restaurants and hotels through the third quarter of 2021 negatively impacted food and beverage revenue at our casinos. CEWS and CERS reduced operating expenses by CAD 3.1 million ($2.5 million based on the average exchange rate for the year ended December 31, 2021) and by CAD 1.6 million ($1.3 million based on the average exchange rate for the year ended December 31, 2021), respectively, for the year ended December 31, 2021. The sale of the casino operations of CAL decreased net operating revenue by approximately $2.7 million and operating expenses by approximately $2.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020.

2022 Comparability Impacts

Through early February 2022, we required customers to provide proof of vaccination, a negative rapid test result or an original medical exception letter for entry to comply with a government mandate. In accordance with a government mandate, all customers and employees were required to wear masks while indoors through early March 2022. Since the lifting of these restrictions, we have seen a positive impact in the number of customers coming to our casinos and in operating results. In Calgary, operating costs and expenses in the third quarter of 2022 increased due to hosting the World Professional Chuckwagon Association World Finals. These increases were offset by decreased expenses in 2022 because we no longer operated Century Sports.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above in this Item 7.

Poland
	For the year
	ended December 31,			2022/2021		2021/2020
Amounts in thousands	2022	2021	2020	$ Change	% Change	$ Change	% Change
Gaming	$88,959	$56,724	$53,228	$32,235	56.8%	$3,496	6.6%
Food and Beverage	843	421	462	422	100.2%	(41)	(8.9%)
Other Revenue	367	1,081	581	(714)	(66.0%)	500	86.1%
Net Operating Revenue	90,169	58,226	54,271	31,943	54.9%	3,955	7.3%
Gaming Expenses	(56,025)	(35,963)	(34,700)	20,062	55.8%	1,263	3.6%
Food and Beverage Expenses	(3,113)	(2,018)	(2,037)	1,095	54.3%	(19)	(0.9%)
General and Administrative Expenses	(19,220)	(17,660)	(17,193)	1,560	8.8%	467	2.7%
Depreciation and Amortization	(2,606)	(3,028)	(3,124)	(422)	(13.9%)	(96)	(3.1%)
Total Operating Costs and Expenses	(80,964)	(58,669)	(57,054)	22,295	38.0%	1,615	2.8%
Earnings (Loss) from Operations	9,205	(443)	(2,783)	9,648	2177.9%	2,340	84.1%

Income Tax (Expense) Benefit	(2,326)	(257)	518	2,069	805.1%	775	149.6%
Net (Earnings) Loss Attributable to Non-controlling Interests	(2,907)	(224)	687	2,683	1197.8%	911	132.6%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	5,811	440	(1,373)	5,371	1220.7%	1,813	132.0%
Adjusted EBITDA	$11,874	$2,629	$344	$9,245	351.7%	$2,285	664.2%

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

Results in US dollars were impacted by a (15.4%) exchange rate decrease and 1.0% exchange rate increase in the average rates between the US dollar and the Polish zloty for the year ended December 31, 2022 compared to the year ended December 31, 2021 and the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively.

The table below provides the closure and reopen dates for casinos in Poland due to COVID-19.

Closure Date	Reopen Date
March 13, 2020	May 18, 2020
December 29, 2020	February 12, 2021
March 20, 2021	May 28, 2021

The results below are presented to illustrate changes in net operating revenue, primarily due to COVID-19, in the Poland segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 and the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
PLN
2022	90.2	94.6	102.2	115.5	402.5
2021	22.4	32.4	82.0	90.7	227.5
2020	66.6	29.6	62.1	51.0	209.3
2022/2021	67.8	62.2	20.2	24.8	175.0
	303.4%	191.4%	24.8%	27.3%	77.0%
2021/2020	(44.2)	2.8	19.9	39.7	18.2
	(66.4%)	9.9%	32.0%	77.8%	8.7%
USD
2022	21.8	21.7	21.8	24.9	90.2
2021	5.9	8.7	21.2	22.4	58.2
2020	17.1	7.4	16.3	13.5	54.3
2022/2021	15.9	13.0	0.6	2.5	32.0
	269.3%	149.8%	2.8%	10.8%	54.9%
2021/2020	(11.2)	1.3	4.9	8.9	3.9
	(65.4%)	17.6%	30.1%	66.8%	7.3%

The results below are presented to illustrate the changes in operating expenses, primarily due to COVID-19, in the Poland segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 and the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively, excluding depreciation and amortization expense and impairment – intangible and tangible assets.

Amounts in millions	Q1	Q2	Q3	Q4	YTD
PLN
2022	79.1	82.8	86.8	100.6	349.3
2021	32.0	36.5	68.7	79.4	216.6
2020	62.5	35.9	58.3	51.9	208.6
2022/2021	47.1	46.3	18.1	21.2	132.7
	147.2%	126.8%	26.3%	26.7%	61.3%
2021/2020	(30.5)	0.6	10.4	27.5	8.0
	(48.8%)	1.7%	17.8%	53.0%	3.8%
USD
2022	19.2	19.0	18.4	21.8	78.4
2021	8.5	9.7	17.8	19.6	55.6
2020	16.0	8.9	15.3	13.8	54.0
2022/2021	10.7	9.3	0.6	2.2	22.8
	125.9%	95.9%	3.4%	11.2%	41.0%
2021/2020	(7.5)	0.8	2.5	5.8	1.6
	(46.9%)	9.0%	16.3%	42.0%	3.0%

2020 Comparability Impacts

Following the reopening of the casinos in March 2020 through December 2020, there were restrictions on the number of gaming positions that were open at table games. During the closures of our Poland casinos, we reduced operating costs and expenses as much as possible. Tourism was down in Poland due to travel restrictions, which had a negative impact on our results while the casinos were open from March to December 2020.

2021 Comparability Impacts

Through 2021, COVID-19 continued to impact international travel and hotel occupancy in Poland, which had a negative impact on our results. However, since reopening in May 2021, revenue from our Warsaw casinos increased as tourism returned stronger than it did following the reopening in 2020.

2022 Comparability Impacts

In 2022, revenue continued to increase as travel restrictions continued to lessen. Operating costs and expenses, particularly related to gaming, increased due to uninterrupted operations and increased revenue. We have not seen a material negative impact on our operations as a result of the war in Ukraine. Although Poland borders Ukraine, our casinos are not located near the border. However, continued conflict in that region could have a negative impact on our results of operations.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above in this Item 7.

Corporate and Other
	For the year
	ended December 31,			2022/2021		2021/2020
Amounts in thousands	2022	2021	2020	$ Change	% Change	$ Change	% Change
Gaming	$184	$152	$830	$32	21.1%	$(678)	(81.7%)
Food and Beverage Revenue	—	—	105	—	—	(105)	(100.0%)
Other Revenue	22	415	478	(393)	(94.7%)	(63)	(13.2%)
Net Operating Revenue	206	567	1,413	(361)	(63.7%)	(846)	(59.9%)
Gaming Expenses	(133)	(110)	(727)	23	20.9%	(617)	(84.9%)
Food and Beverage Expenses	—	—	(133)	—	—	(133)	(100.0%)
General and Administrative Expenses	(16,875)	(12,619)	(4,490)	4,256	33.7%	8,129	181.0%
Depreciation and Amortization	(385)	(432)	(566)	(47)	(10.9%)	(134)	(23.7%)
Impairment - Intangible and Tangible Assets	—	—	(1,000)	—	—	(1,000)	(100.0%)
Total Operating Costs and Expenses	(17,393)	(13,161)	(6,916)	4,232	32.2%	6,245	90.3%
Earnings from Equity Investment	3,249	—	—	3,249	100.0%	—	—
Losses from Operations	(13,938)	(12,594)	(5,503)	(1,344)	(10.7%)	(7,091)	(128.9%)

Income Tax Benefit (Expense)	19,935	(4,858)	(578)	24,793	510.4%	(4,280)	(740.5%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(28,664)	(30,570)	(18,609)	1,906	6.2%	(11,961)	(64.3%)
Adjusted EBITDA	$(7,227)	$(9,973)	$(10,642)	$2,746	27.5%	$669	6.3%

The following operations and agreements make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•As of December 31, 2022, we had a concession agreement with TUI Cruises for one ship-based casino that ends in the second quarter of 2023. The table below illustrates the ships operating during the years ended December 31, 2020, 2021 and 2022.

Ship	Closure Date	Reopen Date	Contract Expiration
Mein Schiff Herz	March 11, 2020	April 5, 2022	Second Quarter 2023
Mein Schiff 3	March 14, 2020	N/A	May 2020
Mein Schiff 4	March 13, 2020	N/A	May 2021
Mein Schiff 5	March 12, 2020	N/A	May 2021
Mein Schiff 6	March 7, 2020	June 11, 2021	April 2022

We have decreased our operation of ship-based casinos on cruise ships over the past few years, and mutually agreed with cruise lines with which we had concession agreements not to extend certain agreements at their termination dates.

•We operated Century Casino Bath from May 2018 through March 2020. The casino was closed in March 2020 due to COVID-19 and CCB’s board of directors determined that CCB would enter into creditors voluntary liquidation, which occurred in May 2020. CCB was deconsolidated as a subsidiary in May 2020 and the company was officially dissolved in October 2022. We recorded a $7.4 million gain related to the deconsolidation to general and administrative expenses for the year ended December 31, 2020. For additional information related to CCB, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Revenue Highlights

Net operating revenue decreases are due to the cessation of operations at CCB and the decrease in the number of ship-based casinos operated as detailed above.

Operating Expense Highlights

Years ended December 31, 2022 and 2021

General and administrative expenses increased by $4.3 million, or 33.7%, due primarily to increased payroll and stock compensation expense during the year ended December 31, 2022 as well as $3.1 million in acquisition costs related to the pending Nugget Acquisition and Rocky Gap Acquisition. These increased corporate expenses were offset by decreased expenses due to the decrease in the number of ship-based casinos operated as detailed above.

Earnings from our equity investment in Smooth Bourbon were $3.2 million for the year ended December 31, 2022.

Years ended December 31, 2021 and 2020

Gaming and food and beverage expenses for the year ended December 31, 2020 decreased due to casino closures for the ship operations and CCB. General and administrative expenses increased by $8.1 million, or 181.0%, due primarily to the deconsolidation of CCB that resulted in a gain of $7.4 million that we recognized in general and administrative expenses on our statements of earnings (loss) for the year ended December 31, 2020. In addition, payroll and stock compensation expense increased during the year ended December 31, 2021 offset by the write-down of a receivable related to MCE of $0.3 million and a receivable related to LOT of $0.7 million during the year ended December 31, 2020. In March 2020, we assessed the collectability of a receivable from LOT, which previously owned a 33.3% interest in CPL that we acquired in 2013, related to the Poland contingent liability and determined that, due to COVID-19, it was more likely than not that LOT would be unable to repay us for LOT’s portions of payments made by CPL to the Polish Internal Revenue Service (“Polish IRS”) for tax periods in January 2009 to March 2013. Due to COVID-19, LOT grounded flights in March 2020. Based on past efforts to collect on the receivable and analysis of LOT’s ability to pay, we wrote-down the receivable to general and administrative expenses for the year ended December 31, 2020. For additional information related to the Poland contingent liability, see Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the year ended December 31,			2022/2021		2021/2020
Amounts in thousands	2022	2021	2020	$ Change	% Change	$ Change	% Change
Interest Income	$851	$174	$6	$677	389.1%	$168	2800.0%
Interest Expense	(65,831)	(42,832)	(43,104)	22,999	53.7%	(272)	(0.6%)
Gain (Loss) on Foreign Currency Transactions, Cost Recovery Income and Other	3,378	2,289	(63)	1,089	47.6%	2,352	3733.3%
Non-Operating (Expense)	$(61,602)	$(40,369)	$(43,161)	$(21,233)	(52.6%)	$2,792	6.5%

Interest income

Interest income is related to interest earned on our cash reserves and, for 2022, the Acquisition Escrow. In addition, PLN 2.0 million ($0.4 million) and PLN 0.6 million ($0.2 million) in interest income relates to the Polish IRS reimbursement of CPL after CPL prevailed in court challenges of tax audits for the years ended December 31, 2022 and 2021, respectively. See Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Interest expense

Interest expense is related to interest owed on our borrowings under our Goldman Credit Agreement, Macquarie Credit Agreement, our financing obligation with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease. We wrote off approximately $7.3 million of deferred financing costs to interest expense in the year ended December 31, 2022 in connection with the prepayment of the Macquarie Term Loan.

Gain (loss) on foreign currency transactions, cost recovery income and other

Cost recovery income of $1.9 million, $0.7 million and $0.2 million was received by CDR for the years ended December 31, 2022, 2021 and 2020, respectively, related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR.

We adjusted the contingent liability related to the CPL tax audits to remove the estimated taxes accrued due to the expiration of the statute of limitations for each tax year. This adjustment reduced the contingent liability by PLN 1.8 million ($0.5 million) and PLN 2.8 million ($0.7 million) for the years ended December 31, 2021 and 2020, respectively. In addition, the Polish IRS reimbursed CPL PLN 1.8 million ($0.4 million) and PLN 0.8 million ($0.2 million) for the years ended December 31, 2022 and 2021, respectively. See Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the year ended December 31, 2022, we recognized an income tax benefit of ($7.7) million on pre-tax income of $6.0 million, representing an effective income tax rate of (127.5%), compared to income tax expense of $6.4 million on pre-tax income of $28.1 million, representing an effective income tax rate of 22.6%, and income tax expense of $4.8 million on pre-tax loss of ($43.3) million, representing an effective income tax rate of 11.2% for the years ended December 31, 2021 and 2020, respectively. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the year
	ended December 31,
Amounts in thousands	2022	2021	2020
Net cash provided by operating activities	$37,397	$59,190	$9,005
Net cash used in investing activities	(103,140)	(9,992)	(5,287)
Net cash provided by (used in) financing activities	161,162	(4,713)	3,129

Cash, cash equivalents and restricted cash (1)	$202,131	$108,041	$63,677
Working capital (2)	$162,606	$80,247	$34,459

(1)Cash, cash equivalents and restricted cash as of December 31, 2022 includes $100.2 million related to the Acquisition Escrow.

(2)Working capital is defined as current assets minus current liabilities and includes the $100.2 million related to the Acquisition Escrow.

Operating Activities

Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flows from operations decreased in the year ended December 31, 2022 compared to the year ended December 31, 2021 because of increased interest payments. We entered into the Goldman Credit Agreement on April 1, 2022 in connection with the Nugget Acquisition, and the principal amount of our debt increased by $183.8 million. Cash flows from operations improved in the year ended December 31, 2021 compared to the year ended December 31, 2020 because our US facilities were open and operating for the entire period and our casinos in Canada and Poland reopened in June 2021 and May 2021, respectively. Cash flow from operations for the year ended December 31, 2020 was favorably impacted by the operations of the properties we acquired in the 2019 Acquisition and negatively impacted by the suspension of our operations due to COVID-19. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows in the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings (loss) from operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 consisted of $95.0 million for the purchase of the 50% equity interest in Smooth Bourbon, $0.4 million for the purchase of a casino license in Poland, $1.7 million for slot machine purchases, $0.2 million in gaming-related purchases, $0.1 million for outdoor pool and patio furniture and $0.1 million for hotel carpet in West Virginia, $2.4 million for our hotel remodel in Cape Girardeau, $1.6 million for our casino project in Caruthersville, $2.9 million for our stand-alone hotel project in Caruthersville, $0.4 million for renovations to the pavilion in Caruthersville to relocate the casino from the riverboat and barge, $1.8 million for slot machine purchases at our Missouri properties, $0.7 million for slot machine purchases, $0.2 million in gaming-related purchases and $0.3 million in camera upgrades at our Colorado properties, $1.6 million for employee housing in Cripple Creek, $0.7 million in slot machine and table game purchases in Poland, $0.2 million for carpet at Century Downs, $0.2 million for drainage at Century Mile, and $4.1 million in other fixed asset additions at our properties, offset by $6.3 million in proceeds from the sale of the land and building in Calgary, $5.0 million in dividends from Smooth Bourbon and $0.1 million in proceeds from the disposition of assets.

Net cash used in investing activities for the year ended December 31, 2021 consisted of $0.4 million for slot machine purchases, $0.2 million in energy efficiency upgrades, and $0.4 million in gaming floor upgrades at our West Virginia property; $1.3 million for slot machine purchases, $0.4 million in other gaming equipment, $0.4 million in surveillance equipment, $0.6 million in a restaurant remodel, $0.6 million in a hotel remodel, and $0.9 million related to our hotel and land-based casino project at our Missouri properties; $0.1 million in building and improvements, $0.1 million for slot machine purchases and $0.2 million in server upgrades at our Colorado properties; $0.6 million to build employee housing in Cripple Creek; $0.3 million for recreational vehicle stalls at Century Mile and $3.5 million in other fixed asset additions at our properties and $0.1 million in working capital adjustments paid to the buyer of Century Casino Calgary, offset by less than $0.1 million in proceeds from the Century Casino Calgary sale earn out and less than $0.1 million in proceeds from the sale of fixed assets.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 consisted of $178.5 million in proceeds from borrowings net of principal payments, $5.0 million proceeds from borrowing from VICI PropCo for construction at CCV and $0.3 million in proceeds from the exercise of stock options, offset by $18.9 million in payments of deferred financing costs, $0.4 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $3.3 million in distributions to non-controlling interests in CDR and CPL.

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

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of December 31, 2022, our total debt under bank borrowings and other agreements net of $16.8 million related to deferred financing costs was $349.6 million, of which $344.3 million was long-term debt and $5.3 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement and term loans with UniCredit Bank Austria AG (“UniCredit”). On April 1, 2022, we entered into the Goldman Credit Agreement, which provides for a $350.0 million term loan (“Goldman Term Loan”) and a $30.0 million revolving line of credit. We drew the $350.0 million under the Goldman Term Loan on April 1, 2022 and used the proceeds as well as approximately $29.3 million of cash on hand to fund the PropCo Acquisition, repay the $166.2 million outstanding on the Macquarie Credit Agreement, fund $100.0 million of Acquisition Escrow for the Nugget Acquisition and for related fees and expenses. We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 6 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Net Debt was $264.6 million as of December 31, 2022 compared to $81.4 million as of December 31, 2021. The increase in Net Debt was primarily due to a $177.2 million increase in total principal amount of debt. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” above in this Item 7.

The following table lists the 2023 maturities of our debt:

Amounts in thousands
Goldman Credit Agreement (1)	UniCredit Term Loans	Century Downs Land Lease	Total
$3,500	$1,822	$—	$5,322

(1)The Term Loan under the Goldman Credit Agreement requires scheduled quarterly payment of $875,000, equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

Estimated interest payments based on principal amounts and expected maturities of long-term debt outstanding and management’s forecasted rates for our long-term debt agreements for the year ended December 31, 2023 are $37.6 million. Estimated interest payments do not reflect the impact of future foreign exchange rate changes. The estimate excludes the variable payments related to the CDR land lease and payments under the Master Lease. Cash payments due under the Master Lease for the year ended December 31, 2023 are $27.5 million.

The first option to purchase the land that is currently leased at CDR is on July 1, 2023.

The following table lists the amount of 2023 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$5,091	$184

Common Stock Repurchase Program

The total amount remaining under our stock repurchase program was $14.7 million as of December 31, 2022. We did not repurchase any common stock in 2022, 2021 or 2020. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity, and Short-Term and Long-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of December 31, 2022, we had $101.8 million in cash and cash equivalents compared to $107.8 million in cash and cash equivalents at December 31, 2021. We also have $100.2 million of restricted cash in the Acquisition Escrow to fund the purchase price for the OpCo Acquisition. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of December 31, 2022, we had $30.0 million available on our Revolving Facility. In addition, we have generated cash from sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options.

Impact of COVID-19

The COVID-19 pandemic had an adverse effect on our results of operations, financial condition and liquidity for 2020 and the first half of 2021. The table below provides a summary of the time periods in which our casinos, hotels and other facilities were closed to comply with quarantines issued by governments to contain the spread of COVID-19.

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

We estimate that the net cash outflows related to operations during the time they were fully suspended in the first two quarters of 2020 were, on average, approximately $8.0 million per month and that the net cash outflows related to Canada and Poland operations during the time they were fully suspended in 2021 were, on average, approximately $2.7 million per month. As described in “Results of Operations” above, our casinos varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located.

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

Planned Projects, the Nugget Acquisition, the Rocky Gap Acquisition and Sources of Liquidity

Planned capital expenditures in 2023 include approximately $18.2 million in gaming equipment and renovations to various properties. We are constructing a new land-based casino with a small hotel adjacent to and connected with the existing building in Caruthersville. Construction began in December 2022 with completion expected in late 2024. We estimate this project will cost $51.9 million. This project is being financed through VICI PropCo. As of December 31, 2022, we have spent approximately $2.2 million on this project. We estimate that we will spend approximately $38.5 million on this project in 2023, which will be financed by VICI PropCo. We also are building a hotel at our Cape Girardeau location. Construction began in September 2022 and is expected to be completed in the first half of 2024. We estimate this project will cost approximately $30.5 million. We plan to fund the project with cash on hand. As of December 31, 2022, we have spent approximately $2.8 million on this project. We estimate that we will spend approximately $27.4 million on this project in 2023.

In February 2022, we entered into a definitive agreement to purchase (i) 50% of the membership interests in PropCo, and (ii) 100% of the membership interests in OpCo. OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located. At the First Closing, on April 1, 2022, we purchased 50% of the membership interests in PropCo for approximately $95.0 million and PropCo entered into a lease with OpCo for an annual rent of $15.0 million. We used approximately $29.3 million of cash on hand in connection with the First Closing. Subject to approval from the Nevada Gaming Commission, our purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) is expected to close in the second quarter of 2023, at which point we will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. We also have a five-year option to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum.

As stated above, in connection with the Nugget Acquisition, we have entered into the Goldman Credit Agreement for (i) $350.0 million in senior secured term loan debt financing to refinance our existing debt under the Macquarie Credit Agreement, fund the Nugget Acquisition, and to pay related expenses, and (ii) a $30.0 million senior secured revolving credit facility. The purchase price for the OpCo Acquisition will be paid from $100.0 million of proceeds of the Goldman Term Loan that were borrowed and deposited in the Acquisition Escrow on the First Closing date.

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

We may be required to raise additional capital to address our liquidity and capital needs. We have a shelf registration statement with the SEC that became effective in July 2020 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities. We intend to renew the shelf registration statement in 2023.

If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks; sell and leaseback property at our casinos in which we own the land and buildings; or other debt or equity financings to supplement our working capital and investing requirements. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders. The failure to raise the funds necessary to fund our debt service and rent obligations and finance our operations and other capital requirements could have a material and adverse effect on our business, financial condition and liquidity.

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $37.1 million of our total $101.8 million in cash and cash equivalents at December 31, 2022 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

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

Property and Equipment – We have significant capital invested in our property and equipment, which represented approximately 56% of our total assets as of December 31, 2022. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. As of December 31, 2022, we have made no changes to our estimates related to useful lives.

We use judgment in estimating future cash flows when we review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. The accuracy of these estimates affects the carrying value of our property and equipment on our consolidated balance sheets. As of December 31, 2022, we believe that our investments in property and equipment are recoverable.

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

Our reporting units with goodwill balances as of December 31, 2022 are included within Canada and Poland reportable segments. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values. During 2020, as a result of the COVID-19 pandemic and associated closures of our casinos, we determined that goodwill was impaired related to certain reporting units. For information about the 2020 impairments, see Note 5 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. As of December 31, 2022, the estimated fair value of our CDR reporting unit exceeded its carrying value by 38%. Goodwill related to our CDR reporting unit was $0.1 million as of December 31, 2022. Key assumptions in the valuation of the CDR reporting unit relate to future earnings at CDR. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

Our Century Casinos and Casinos Poland trademarks and our casino licenses, with the exception of CPL, are indefinite-lived intangible assets and therefore are not amortized. The fair values are determined primarily using the multi-period excess earnings methodology (“MPEEM”) and the relief from royalty method under the income approach. For information about impairments in 2020, see Note 5 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. As of December 31, 2022, the fair value of our indefinite-lived intangible assets at our CSA reporting unit was 8% in excess of its related carrying value. Intangible assets related to our CSA reporting unit were $9.0 million as of December 31, 2022. Key assumptions in the valuation of intangible assets at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

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

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, a valuation allowance of $9.9 million in foreign jurisdictions has been provided in recognition of these risks. If our assumptions change and it is determined that we will be able to realize tax benefits related to these deferred tax assets, we will realize a reduction in income tax expense in the year such valuation allowances are reversed.

The Tax Act created a new requirement that certain income earned by a controlled foreign corporation (“CFC”) referred to as global intangible low-taxed income (“GILTI”) must be included currently in the gross income of the CFC’s US shareholder. We have elected to account for GILTI in the year the tax is incurred as a current period expense. A tax expense, net of foreign tax credits, of $0.1 million was recorded in income tax (benefit) expense on our consolidated statement of earnings for the year ended December 31, 2022. We did not record a net tax expense related to GILTI for the years ended December 31, 2021 and 2020.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2022. The majority of our $349.6 million face value of debt outstanding as of December 31, 2022 is variable-rate debt. Each one percentage point change associated with the variable rate debt would result in a $3.5 million change to our annual cash interest expenses.

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

The majority of our foreign currency exposure is related to the US dollar versus the Canadian dollar and the Polish zloty. The assets and liabilities of our foreign subsidiaries that are measured in foreign currencies are translated at the applicable period-end exchange rate on our consolidated balance sheets. The resulting translation adjustment is included in accumulated other comprehensive loss as a component of shareholders’ equity. During the years ended December 31, 2022, 2021 and 2020, the change in the relative value of the US dollar against all foreign currencies in which our foreign subsidiaries operate resulted in a $9.7 million increase, $0.5 million increase, and ($3.4) million decrease in accumulated other comprehensive loss within shareholder’s equity, respectively.

We translate revenue and expenses at each period’s average exchange rate on our consolidated statement of earnings (loss) and the gains and losses from translation are included in the results of operations as incurred. A depreciation in the value of the US dollar in relation to all foreign currencies in which our foreign subsidiaries operate would increase the earnings from our foreign operations when translated into US dollars. The timing of the changes in the relative value of the US dollar combined with the operations that are impacted by that change can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our earnings from operations. In 2022, earnings from operations were $67.6 million. For the year ended December 31, 2022, a 10% depreciation in the value of the US dollar relative to the Canadian dollar and the Polish zloty would have resulted in an increase in earnings from operations of $2.3 million.

As of December 31, 2022, our debt is primarily held in US dollars.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Century Casinos, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 9, 2023 expressed an unqualified opinion on those financial statements.

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

March 9, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

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

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference. Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2022 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,158,862 (2)	$5.18 (3)	2,437,838
Equity compensation plans not approved by security holders	—	—	—
Total	2,158,862	$5.18	2,437,838

(1)These plans consist of the 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which expired in June 2015, and the 2016 Equity Incentive Plan (the “2016 Plan”), which was approved by our stockholders on June 9, 2016.

(2)As of December 31, 2022, there were (i) 1,096,700 shares of our common stock issuable upon exercise of outstanding options issued under the 2005 Plan, (ii) 75,000 shares of our common stock issuable upon exercise of outstanding options issued under the 2016 Plan, and (iii) 987,162 performance stock units (the “PSUs”) issued under the 2016 Plan that, if and when vested, will be settled in shares of our common stock. The amount reported in the table assumes target level performance for the PSUs. Assuming maximum level performance for the PSUs, the number of shares of common stock would increase by 987,162.

(3)The weighted-average exercise price relates only to outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

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

2.3

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

10.4A*

Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.120 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4B*

Amendment No. 1 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.143 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.4C*

Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective September 1, 2006, is hereby incorporated by reference to Exhibit 10.178 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.4D*

Amendment No. 3 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective November 5, 2009, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009.

10.4E*

Amendment No. 4 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective November 3, 2014, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014.

10.4F*

Amendment to Employment Agreement, by and among Century Casinos, Inc., Century Resorts International Ltd., Century Casinos Europe GmbH and Erwin Haitzmann, effective September 30, 2015, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015.

10.5A*

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

10.6*

Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Flyfish Casino Consulting AG, is hereby incorporated by reference to Exhibit 10.176 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.7*

Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Focus Casino Consulting AG, is hereby incorporated by reference to Exhibit 10.177 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.8*

Century Casinos, Inc. Amended and Restated 2005 Equity Incentive Plan, as amended and restated as of December 26, 2014, is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

10.9*	Century Casinos, Inc. 2016 Equity Incentive Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2016.
10.10A

Share and Real Property Purchase Agreement, dated as of June 29, 2016, by and among Century Casinos Europe GmbH, 851896 Alberta Ltd., Game Plan Developments Ltd., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016.

10.10B

Assignment of Share and Real Property Purchase Agreement, dated July 22, 2016, by and between Century Casinos Europe GmbH and Century Casino St. Albert Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.10C

First Amendment to Share and Real Property Purchase Agreement, dated as of August 24, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.10D

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

10.11*	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
10.12

Loan Agreement dated August 13, 2018, by and among Century Resorts Management GmbH, Century Casinos, Inc. and UniCredit Bank Austria AG is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018.

10.13*

Employment Agreement by and between Century Casinos, Inc. and Margaret Stapleton, effective November 18, 2019 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.

10.14A

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

10.14B

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

10.14C

Amendment No. 3 to Credit Agreement, dated as of December 15, 2020, among the Company, as borrower, the Company’s subsidiaries party thereto, and Macquarie Capital Funding LLC, as administrative agent, collateral agent and Lender, is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2020.

10.15A

Lease, dated as of December 6, 2019, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019.

10.15B†

First Amendment to Memorandum of Lease, dated as of May 5, 2020, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord.

10.15C†

Second Amendment to Lease, dated as of December 14, 2021, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord.

10.15D

Third Amendment to Lease, dated as of December 1, 2022, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2022.

10.16*	Form of Century Casinos, Inc. Option Agreement is hereby incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 13, 2020.
10.17

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

Date: March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2023.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2023 expressed an unqualified opinion.

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

Indefinite-Lived Intangible Assets Impairment Analysis – Century Casino St. Albert

As of December 31, 2022, the Company had $9.0 million of indefinite-lived intangible assets related to Century Casino St. Albert reporting unit.

The principal considerations for our determination that performing procedures relating to the impairment analysis of this indefinite-lived intangible asset is a critical audit matter are (i) the significant judgment exercised by management when developing the assumptions used in the fair value measurement of the asset, (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to forecasted revenue, EBITDA and discount rate and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

-F2-

Our audit procedures related to the impairment analysis included the following, among others:

–we tested the design and operating effectiveness of the Company’s internal controls over indefinite-lived assets impairment analysis process, including evaluation of the valuation models and significant assumptions used

–we assessed the reasonableness of the significant assumptions, including evaluating the accuracy, completeness and relevance of management’s data used in developing the assumptions

–with assistance of our valuation specialists, we tested the inputs and evaluated the assumptions used in developing the discount rates

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

San Francisco, California
March 9, 2023

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$101,785	$107,821
Receivables, net	9,085	9,414
Prepaid expenses	13,780	12,417
Inventories	1,530	1,443
Restricted cash	100,151	—
Other current assets	1,688	1,163
Assets held for sale	—	8,422
Total Current Assets	228,019	140,680

Property and equipment, net	464,650	472,302
Leased right-of-use assets, net	27,190	28,383
Goodwill	9,583	10,347
Intangible assets, net	44,771	48,930
Deferred income taxes	15,579	555
Equity investment	93,260	—
Note receivable, net of current portion and unamortized discount	336	358
Deposits and other	1,579	1,803
Total Assets	$884,967	$703,358

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,322	$3,958
Current portion of operating lease liabilities	3,947	3,915
Current portion of finance lease liabilities	150	38
Accounts payable	15,341	12,651
Accrued liabilities	19,012	13,592
Accrued payroll	11,840	11,190
Taxes payable	9,801	15,089
Total Current Liabilities	65,413	60,433

Long-term debt, net of current portion and deferred financing costs (Note 6)	344,258	177,526
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 7)	284,904	281,901
Operating lease liabilities, net of current portion	26,016	27,229
Finance lease liabilities, net of current portion	399	43
Taxes payable and other	6,965	2,954
Deferred income taxes	2,813	2,915
Total Liabilities	730,768	553,001
Commitments and Contingencies (Note 16)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,870,547 and 29,624,814 shares issued and outstanding	299	296
Additional paid-in capital	121,653	118,469
Retained earnings	37,265	29,289
Accumulated other comprehensive loss	(15,189)	(6,430)
Total Century Casinos, Inc. Shareholders' Equity	144,028	141,624
Non-controlling interests	10,171	8,733
Total Equity	154,199	150,357
Total Liabilities and Equity	$884,967	$703,358

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2022	2021	2020
Operating revenue:
Gaming	$365,986	$331,877	$253,281
Pari-mutuel, sports betting and iGaming	19,607	18,848	17,660
Hotel	9,628	8,286	5,910
Food and beverage	24,097	17,788	16,194
Other	11,211	11,707	11,223
Net operating revenue	430,529	388,506	304,268
Operating costs and expenses:
Gaming	183,841	161,119	131,563
Pari-mutuel, sports betting and iGaming	22,149	19,735	19,301
Hotel	2,815	2,360	2,125
Food and beverage	22,631	16,523	15,962
General and administrative	105,467	93,489	80,246
Depreciation and amortization	27,109	26,762	26,534
Impairment - intangible and tangible assets	—	—	35,121
(Gain) on sale of casino operations (Note 1)	—	—	(6,457)
Loss on sale of assets (Note 1)	2,154	—	—
Total operating costs and expenses	366,166	319,988	304,395
Earnings from equity investment	3,249	—	—
Earnings (loss) from operations	67,612	68,518	(127)
Non-operating (expense) income:
Interest income	851	174	6
Interest expense	(65,831)	(42,832)	(43,104)
Gain (loss) on foreign currency transactions, cost recovery income and other	3,378	2,289	(63)
Non-operating (expense) income, net	(61,602)	(40,369)	(43,161)
Earnings (loss) before income taxes	6,010	28,149	(43,288)
Income tax benefit (expense)	7,660	(6,371)	(4,848)
Net earnings (loss)	13,670	21,778	(48,136)
Net (earnings) loss attributable to non-controlling interests	(5,694)	(1,156)	134
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,976	$20,622	$(48,002)

Earnings (loss) per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.27	$0.70	$(1.62)
Diluted	$0.25	$0.66	$(1.62)
Weighted average shares outstanding - basic	29,809	29,593	29,559
Weighted average shares outstanding - diluted	31,480	31,388	29,559

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year
	ended December 31,
Amounts in thousands	2022	2021	2020
Net earnings (loss)	$13,670	$21,778	$(48,136)

Other comprehensive income (loss)
Foreign currency translation adjustments	(9,739)	(495)	3,415
Other comprehensive loss	(9,739)	(495)	3,415
Comprehensive income (loss)	$3,931	$21,283	$(44,721)

Comprehensive income (loss) attributable to non-controlling interests
Net (earnings) loss attributable to non-controlling interests	(5,694)	(1,156)	134
Foreign currency translation adjustments	980	444	(352)
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$(783)	$20,571	$(44,939)

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	For the year
	ended December 31,
Amounts in thousands, except for share information	2022	2021	2020
Common Stock
Balance, beginning of period	$296	$296	$295
Exercise of options	1	—	—
Performance stock unit issuance	2	—	1
Balance, end of period	299	296	296

Additional Paid-in Capital
Balance, beginning of period	$118,469	$115,570	$115,784
Amortization of stock-based compensation	3,335	2,652	(214)
Exercise of options	285	247	—
Performance stock unit issuance	(436)	—	—
Balance, end of period	121,653	118,469	115,570

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(6,430)	$(6,379)	$(9,442)
Foreign currency translation adjustment	(8,759)	(51)	3,063
Balance, end of period	(15,189)	(6,430)	(6,379)

Retained Earnings
Balance, beginning of period	$29,289	$8,667	$56,669
Net earnings (loss)	7,976	20,622	(48,002)
Balance, end of period	37,265	29,289	8,667

Total Century Casinos, Inc. Shareholders' Equity	$144,028	$141,624	$118,154

Noncontrolling Interests
Balance, beginning of period	$8,733	$8,829	$8,769
Net earnings (loss)	5,694	1,156	(134)
Foreign currency translation adjustment	(980)	(444)	352
Distribution to non-controlling interest	(3,276)	(808)	(158)
Balance, end of period	10,171	8,733	8,829

Total Equity	$154,199	$150,357	$126,983

Common shares issued	245,733	48,852	75,635

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2022	2021	2020
Cash Flows provided by Operating Activities:
Net earnings (loss)	$13,670	$21,778	$(48,136)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	27,109	26,762	26,534
Lease amortization	4,003	4,037	3,661
Loss on disposition of fixed assets	18	389	24
Adjustment of contingent liability (Note 16)	—	(436)	51
Income on equity investment	(3,249)	—	—
Amortization of stock-based compensation expense	3,335	2,652	(214)
Amortization and write-off of deferred financing costs and discount on note receivable	9,716	1,565	1,614
Impairment (Note 4, Note 5)	—	—	35,121
Gain on deconsolidated subsidiary, excluding cash (Note 1)	—	—	(7,848)
Loss on sale of assets (Note 1)	2,154	—	—
Gain on sale of operations (Note 1)	—	—	(6,457)
Deferred taxes	(15,126)	345	3,448
Other	—	—	1
Changes in Operating Assets and Liabilities:
Receivables, net	139	(1,218)	2,502
Prepaid expenses and other assets	(1,335)	(473)	(1,250)
Accounts payable	(1,941)	(4,939)	4,640
Other current and long-term liabilities	4,043	2,995	(4,201)
Inventories	(142)	192	349
Accrued payroll	985	2,944	(4,970)
Taxes payable	(5,982)	2,597	4,136
Net cash provided by operating activities	37,397	59,190	9,005

Cash Flows used in Investing Activities:
Purchases of property and equipment	(19,193)	(10,012)	(10,705)
Acquisition of Mountaineer Casino, Racetrack & Resort, Century Casino Cape Girardeau and Century Casino Caruthersville	—	—	(1,157)
Smooth Bourbon dividends (Note 3)	4,989	—	—
Smooth Bourbon acquisition (Note 3)	(95,000)	—	—
Purchase of intangible assets - casino license	(390)	—	—
Proceeds from disposition of assets	124	44	—
Century Casino Calgary sale working capital adjustment, net of earn out (Note 1)	—	(24)	6,575
Calgary asset sale (Note 1)	6,330	—	—
Net cash used in investing activities	(103,140)	(9,992)	(5,287)

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
Amounts in thousands	2022	2021	2020
Cash Flows provided by (used in) Financing Activities:
Proceeds from borrowings	355,000	—	17,351
Principal payments	(171,550)	(4,152)	(13,188)
Payment of deferred financing costs	(18,864)	—	(876)
Distribution to non-controlling interest	(3,276)	(808)	(158)
Repurchase of shares to satisfy tax withholding	(434)	—	—
Proceeds from exercise of stock options	286	247	—
Net cash provided by (used in) financing activities	161,162	(4,713)	3,129

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(1,329)	$(121)	$1,190

Increase in Cash, Cash Equivalents and Restricted Cash	$94,090	$44,364	$8,037

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$108,041	$63,677	$55,640
Cash, Cash Equivalents and Restricted Cash at End of Period	$202,131	$108,041	$63,677

Supplemental Disclosure of Cash Flow Information:
Interest paid	$53,276	$39,025	$38,832
Income taxes paid	$8,968	$6,025	$2,607
Income tax refunds	$890	$1,049	$1,242

Non-Cash Investing Activities:
Purchase of property and equipment on account	$6,717	$1,882	$867

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of December 31, 2022 are detailed below.

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

On February 10, 2022, the Company sold the land and building in Calgary, transferred the lease agreement for the casino premises to the buyer, and ceased operating Century Sports, a sports bar, bowling and entertainment facility located on the property. See below in Note 1 for additional information about Century Sports.

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

The Company currently has a controlling financial interest through its wholly-owned subsidiary CRM in the following majority-owned subsidiaries:

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

•The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). As of December 31, 2022, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

Through its wholly owned subsidiary Century Nevada Acquisition, Inc., the Company has a 50% equity interest in Smooth Bourbon, LLC (“PropCo” or “Smooth Bourbon”). The Company reports this interest as an equity investment.

As of December 31, 2022, the Company had a concession agreement with TUI Cruises for one ship-based casino that ends in the second quarter of 2023. In April 2022, a concession agreement with TUI Cruises for one other ship-based casino ended and in May 2021, a concession agreement with TUI Cruises for two other ship-based casinos ended.

-F10-

Recent Developments Related to COVID-19

The COVID-19 pandemic had an adverse effect on the Company’s 2020 results of operations and financial condition, and adversely impacted results of operations in the first half of 2021 because of closures at the Company’s Canada and Poland properties during this period. The table below provides a summary of the time periods in which the Company’s casinos, hotels and other facilities were closed to comply with quarantines issued by governments to contain the spread of COVID-19. The Company’s casinos have varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. Currently, the Company’s operations are open and have no health and safety requirements for entry and few COVID-19 related restrictions.

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

Other Projects and Developments

Nugget Casino Resort in Sparks, Nevada

On February 22, 2022, the Company entered into a definitive agreement with Marnell Gaming, LLC (“Marnell”), pursuant to which a newly formed subsidiary of the Company (i) purchased from Marnell 50% of the membership interests in Smooth Bourbon, and (ii) will purchase 100% of the membership interests in Nugget Sparks, LLC (“OpCo”). OpCo owns and operates the Nugget Casino Resort in Sparks, Nevada, and PropCo owns the real property on which the casino is located.

The Company purchased 50% of the membership interests in PropCo for approximately $95.0 million (the “PropCo Acquisition”) at the first closing, which occurred on April 1, 2022 (the “First Closing”). The Company used approximately $29.3 million of cash on hand and borrowings under the Goldman Credit Agreement (see Note 6) in connection with the First Closing. Subject to approval from the Nevada Gaming Commission, the Company’s purchase of 100% of the membership interests in OpCo for approximately $100.0 million (subject to certain adjustments) (the “OpCo Acquisition” and together with the PropCo Acquisition, the “Nugget Acquisition”) is expected to close in the second quarter of 2023 (the “Second Closing”). The purchase price for the OpCo Acquisition will be paid from proceeds of the Term Loan (as defined below) deposited in escrow (“Acquisition Escrow”) on the First Closing date. Following the Second Closing, the Company will own the operating assets of Nugget Casino Resort and 50% of the membership interests in PropCo. The Company also has a five year option through April 1, 2027 to acquire the remaining 50% of the membership interests in PropCo for $105.0 million plus 2% per annum. At the First Closing, PropCo entered into a lease with OpCo for an annual rent of $15.0 million.

-F11-

Rocky Gap Casino Resort in Flintstone, Maryland

On August 24, 2022, the Company entered into a definitive agreement with Lakes Maryland Development, LLC (“Lakes Maryland”), Golden Entertainment, Inc (“Golden”), and VICI PropCo, pursuant to which the Company agreed to acquire the operations of Rocky Gap Casino Resort (“Rocky Gap”) for approximately $56.1 million subject to the conditions and terms set forth therein (the “Rocky Gap Acquisition”). Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts Resort, LLC (“Evitts”) and an affiliate of VICI PropCo (“VICI PropCo Buyer”), VICI PropCo Buyer agreed to acquire the real estate assets relating to Rocky Gap for approximately $203.9 million, subject to the conditions and terms set forth therein. In connection with the closing of this transaction, subsidiaries of the Company and VICI PropCo will enter into an amendment to their triple net lease agreement (the “Master Lease”) to (i) add Rocky Gap to the Master Lease, (ii) provide for an initial annual rent for Rocky Gap of approximately $15.5 million and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

Recent Developments Related to Century Casino Caruthersville

On October 26, 2022, the Missouri Gaming Commission approved the relocation of the casino at Century Casino Caruthersville from the riverboat and the barge to a land-based pavilion until the new land-based casino and hotel are completed. On October 13, 2022, the riverboat, which had operated since 1994, had to be closed as it was no longer accessible from the barge because of the record low water levels in the Mississippi River. The riverboat casino had 519 slot machines and seven table games. From October to December 2022, the casino was operated from the barge with 299 slot machines and four table games. The move to the pavilion, which has 425 slot machines and six table games, was completed in late December 2022. The pavilion building will not be affected by water levels, is protected by a flood wall and provides for easier access to the casino for customers than the riverboat.

Caruthersville Land-Based Casino and Hotel

In July 2021, the Missouri law requiring each casino to be a floating facility was amended to allow casino facilities to be built as a standard building with a container with at least 2,000 gallons of water beneath the facility. This change, which recently survived a legal challenge, provides an opportunity for Century Casino Caruthersville to move to a non-floating facility. The Company is building a new land-based casino with a 38 room hotel adjacent to and connected with the existing building. Construction on the project began in December 2022, and it is expected to be completed in the second half of 2024 with an estimated project cost of $51.9 million. The Company is financing this project through VICI PropCo. As of December 31, 2022, the Company has spent $2.2 million on this project and has received $5.0 million from VICI PropCo in financing.

Caruthersville Hotel

In July 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The Company opened the hotel, The Farmstead, on October 30, 2022 with a total project cost of $3.6 million.

Cape Girardeau Hotel

The Company is building a 69 room hotel at its Cape Girardeau location. The hotel is planned as a six story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. The hotel project has been approved by the City of Cape Girardeau. Construction on the project began in September 2022, and it is expected to be completed in the first half of 2024. The Company estimates a project cost of approximately $30.5 million. The Company is financing the project with cash on hand. As of December 31, 2022, the Company has spent $2.8 million on this project.

Terminated Projects

Century Casino Calgary and Century Sports

In August 2020, the Company announced that it had entered into a definitive agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The Company received the CAD 10.0 million at the execution of the definitive agreement. The sale transaction closed on December 1, 2020. During the first quarter of 2021, the Company paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the purchase agreement. The Company recognized a gain on the sale of the casino operations of CAD 8.4 million ($6.5 million based on the exchange rate in effect on December 1, 2020), after giving effect to working capital and other adjustments. In December 2020, the Company entered into a three year lease agreement of the casino premises with the purchaser for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on December 31, 2022).

After the sale, the Company continued to operate Century Sports and own the underlying real estate. On February 10, 2022, the Company sold the land and building in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022) at which time the Company transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports. As of December 31, 2021, the assets held for sale included $4.8 million in land and $3.6 million in buildings and improvements, net of accumulated depreciation. Century Sports was included in the Canada reportable segment.

-F12-

Century Casino Bath

In March 2020, Century Casino Bath (“CCB”) was closed due to COVID-19. Due to challenging conditions that included historical and forecast losses due to changes in the regulatory environment for casinos in England requiring enhanced due diligence of customers, CCB’s board of directors determined that it would enter into creditors voluntary liquidation and control of CCB was relinquished. Under Accounting Standards Codification (“ASC”) 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, when a subsidiary is in legal reorganization or files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. The Company determined that it was appropriate to deconsolidate CCB effective as of May 6, 2020. As a result of the deconsolidation, the Company recognized a gain of $7.4 million in general and administrative expenses on its consolidated statement of earnings (loss) for the year ended December 31, 2020. The process of voluntary liquidation was completed in October 2022 and CCB was dissolved.

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

Bermuda

In August 2017, the Company announced that it had entered into a long-term casino management agreement with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda. The Company would also provide a $5.0 million loan for the purchase of casino equipment if the gaming license was awarded. In January 2023, the management and funding agreements were mutually terminated because the project was not going forward.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Management’s use of estimates includes estimates for property and equipment, goodwill, intangible assets and income tax.

Recently Adopted Accounting Pronouncements – The Company has recently adopted the following accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which provides clarification that certain optional expedients and exceptions in ASU 2020-04 for contract modification and hedge accounting apply to derivatives that are affected by discounting transition. The guidance was effective from March 12, 2020 through December 31, 2022. The Company evaluated its debt agreements under ASU 2020-04 and determined that it did not need to modify any of the agreements as a result of the discontinuation of LIBOR.

-F13-

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) (“ASU 2021-08”). The objective of ASU 2021-08 is to address diversity in practice and inconsistency related to (i) recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company has adopted this standard and will apply the guidance in connection with its pending acquisitions.

Accounting Pronouncements Pending Adoption – The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited consolidated financial statements or notes thereto.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents. A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	December 31,	December 31,
Amounts in thousands	2022	2021
Cash and cash equivalents	$101,785	$107,821
Restricted cash	100,151	—
Restricted cash included in deposits and other	195	220
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$202,131	$108,041

As of December 31, 2022, the Company had $100.2 million related to the Acquisition Escrow in restricted cash and $0.2 million in deposits related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million in deposits related to an insurance policy in restricted cash included in deposits and other on its consolidated balance sheet. As of December 31, 2021, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its consolidated balance sheet.

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

Accounts Receivable – Accounts receivable are expected to be collected within six months of the maturity date. Receivables not collected within that time frame are written down to the allowance for doubtful accounts and further written off after one year if not collected.

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. See Note 4 for additional information about the Company’s property and equipment.

Goodwill – Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Note 5 for additional information about the Company’s goodwill, including the impairments recorded in the year ended December 31, 2020.

-F14-

Intangible Assets – Identifiable intangible assets include trademarks, player’s club lists and casino licenses. The Company has determined that the trademarks and casino licenses, with the exception of the trademark related to MTR and the casino licenses related to CPL, are indefinite-lived intangible assets and are therefore not amortized. The Company’s casino licenses related to CPL, the trademark related to MTR and the player’s club lists are finite-lived intangible assets and are amortized over their respective useful lives. See Note 5 for additional information about the Company’s intangible assets, including the impairments recorded in the year ended December 31, 2020.

Financing Obligation with VICI PropCo – The Company and subsidiaries of VICI PropCo entered into a triple net lease agreement (the “Master Lease”) concurrently with the Company’s acquisition (the “2019 Acquisition”) in 2019 of MTR, CCG and CCV (the “2019 Acquired Casinos”). The Master Lease was evaluated as a sale-leaseback of real estate. The Company determined that the Master Lease did not qualify for sale-leaseback accounting and accounted for the transaction as a financing obligation based on the fair value of the real estate assets subject to the Master Lease (see Note 7). As a financing obligation, the Company continues to reflect the real estate assets on its consolidated balance sheets as if the Company were the legal owner and continues to recognize depreciation expense over the estimated useful lives. The Company does not recognize rent expense related to these leased assets; instead, a portion of the periodic payment under the Master Lease is recognized as interest expense with the remainder of the payment reducing the failed sale-leaseback financing obligation using the effective interest method. In the initial periods, cash payments are less than the interest expense recognized in the consolidated statements of earnings (loss), which causes the financing obligation to increase during the initial years of the lease term.

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

The exchange rates to the US dollar used to translate balances for the reported periods are as follows:

	As of December 31,	As of December 31,
Ending Rates	2022	2021
Canadian dollar (CAD)	1.3550	1.2678
Euros (EUR)	0.9393	0.8810
Polish zloty (PLN)	4.4004	4.0492

	For the year
	ended December 31,			% Change
Average Rates	2022	2021	2020	2022/2021	2021/2020
Canadian dollar (CAD)	1.3011	1.2537	1.3412	(3.8%)	6.5%
Euros (EUR)	0.9506	0.8456	0.8776	(12.4%)	3.6%
Polish zloty (PLN)	4.4559	3.8608	3.8989	(15.4%)	1.0%
British pound (GBP)	N/A	0.7270	0.7798	N/A	6.8%
Source: 2022 Xe Currency Converter, 2021 and 2020 Pacific Exchange Rate Service

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

-F15-

Hotel accommodations and food and beverage furnished without charge, coupons and downloadable credits provided to customers to entice play are considered marketing incentives to induce play and are presented as a reduction to gaming revenue at their retail value on the date of redemption. Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The value of the points is offset against the revenue in the period in which the points were earned. Marketing incentives and player club points provided to gaming customers allocated to gaming revenue were $42.4 million, $39.0 million and $30.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company records a liability based on the redemption value of the player club points earned with an estimate for breakage, and records a corresponding reduction in gaming revenue. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets.

Hotel, Food and Beverage and Other Sales

Goods and services provided include hotel room rentals, food and beverage sales and retail sales. The majority of the hotel, food and beverage and other sales contracts are satisfied on the same day and revenue is recognized on the date of the sale. Revenue that is collected before the date of sale is recorded as deferred revenue. In the normal course of business, the Company does not accept product returns. The Company excludes taxes assessed by a governmental authority and collected by the Company from the transaction price.

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

Sports Betting and iGaming

Sports betting revenue involves wagers on sporting events, and iGaming revenue involves wagers on casino games through an online platform. The Company has partnered with sports betting operators at its Colorado and West Virginia casinos and an iGaming operator at its West Virginia casino. The Company receives a share of net gaming revenue and a minimum revenue guarantee each year from the sports betting and iGaming operators. The Company has determined that it is acting as the agent in its sports betting and iGaming transactions.

Management and Consulting Fees

The Company’s consulting services agreement with MCE was terminated in November 2021. Prior to termination, revenue from the agreement was recorded monthly as services were provided. Payments were typically due within 30 days of the month to which the services relate. The agreed upon price in the contract did not contain variable consideration.

Promotional Allowances – The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. For the years ended December 31, 2022, 2021 and 2020, the estimated direct costs of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2022	2021	2020
Hotel	$348	$293	$248
Food and beverage	2,065	1,789	1,775
	$2,413	$2,082	$2,023

-F16-

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is reduced by points not expected to be redeemed (breakage) and included in accrued liabilities on the Company’s consolidated balance sheets. The outstanding balance of this liability on the Company’s consolidated balance sheets was $1.0 million as of December 31, 2022 and 2021.

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

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $3.6 million, $2.3 million and $2.6 million in the years ended December 31, 2022, 2021 and 2020, respectively, and are included in gaming expenses on the Company’s consolidated statement of earnings (loss).

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

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2022	2021	2020
Weighted average common shares, basic	29,809	29,593	29,559
Dilutive effect of stock options	1,671	1,795	—
Weighted average common shares, diluted	31,480	31,388	29,559

The following stock options are anti-dilutive and have not been included in the weighted-average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2022	2021	2020
Stock options	2,740	2,572	1,272

Equity Investment – On April 1, 2022, the Company purchased 50% of the membership interests in Smooth Bourbon. Smooth Bourbon owns the real property on which the Nugget Casino is located. The additional 50% of the membership interests in Smooth Bourbon is held by Marnell. At Smooth Bourbon, decision-making is controlled by Marnell, the managing member. The Company completed an assessment of whether Smooth Bourbon is a variable interest entity in which it has a financial interest. Based on this assessment, the Company concluded that Smooth Bourbon is not subject to consolidation under the guidance for variable interest entities. The Company will evaluate its investment in Smooth Bourbon for impairment on an annual basis or whenever events or circumstances indicate the carrying amount may not be recoverable. See Note 3 for additional information about Smooth Bourbon.

-F17-

Government Wage and Rent Subsidies – In April 2020, the Canadian government enacted the Canada Emergency Wage Subsidy as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. The Company elected to treat qualified government subsidies for the Canada segment as offsets to the related operating expenses. During the years ended December 31, 2021 and 2020, qualified payroll credits reduced the Canada segment’s operating expenses by CAD 3.1 million ($2.5 million based on the exchange rate in effect on December 31, 2021) and CAD 7.4 million ($5.5 million based on the exchange rate in effect on December 31, 2020), respectively. In November 2020, the Canadian government enacted the Canada Emergency Rent Subsidy as a result of COVID-19 to help subsidize for a limited period rent for businesses experiencing a drop in revenue. The qualified government rent subsidies reduced operating expenses by CAD 1.6 million ($1.3 million based on the average exchange rate for the year ended December 31, 2021) and CAD 0.5 million ($0.4 million based on the average exchange rate for the year ended December 31, 2020). There were no wage or rent subsidies received in Canada for the year ended December 31, 2022. Wage credits and subsidies were also provided by the US and Polish governments but were immaterial.

3. EQUITY INVESTMENT

Following is summarized financial information regarding Smooth Bourbon as of December 31, 2022:

For the year ended
Amounts in thousands	December 31, 2022
Operating Results
Net operating revenue	$11,501
Earnings from continuing operations	$11,219
Net earnings	$6,497
Net earnings attributable to Century Casinos, Inc.	$3,249

The Company’s maximum exposure to losses at December 31, 2022 was $93.3 million, the value of its equity investment in Smooth Bourbon.

Changes in the carrying amount of the investment in Smooth Bourbon for the year ended December 31, 2022 are presented in the table below.

Amounts in thousands	Balance at January 1, 2022	Acquisition	Equity Earnings	Dividend	Balance at December 31, 2022
Smooth Bourbon	$—	$95,000	$3,249	$(4,989)	$93,260

4.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2022 and 2021 consisted of the following:

	December 31,
Amounts in thousands	2022	2021
Land	$43,654	$49,948
Buildings and improvements	436,207	450,280
Gaming equipment	43,590	41,523
Furniture and non-gaming equipment	47,166	46,896
Property and equipment held under finance leases (Note 9)	764	424
Capital projects in process	18,954	4,086
	$590,335	$593,157
Less: accumulated depreciation	(125,685)	(112,433)
Less: assets held for sale	—	(8,422)
Property and equipment, net	$464,650	$472,302

Depreciation expense was $23.5 million, $23.1 million and $22.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. No long-lived asset impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020.
-F18-

In December 2020, the Company began to market the sale of the land and building that it owned in Calgary, Alberta, Canada. The Company recorded assets held for sale that included $4.8 million in land and $3.6 million in building and improvements, net of accumulated depreciation as of December 31, 2021. In February 2022, the Company sold the land and building. Until the sale, the Company operated Century Sports from this location and leased a portion of the land and building.

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of December 31, 2022 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology (“MPEEM”) and the relief from royalty method under the income approach.

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

Goodwill

Changes in the carrying value of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2021	$19,786	$7,385	$6,891	$34,062
Currency translation	—	17	(571)	(554)
Gross carrying value December 31, 2021	19,786	7,402	6,320	33,508
Currency translation	—	(260)	(504)	(764)
Gross carrying value December 31, 2022	19,786	7,142	5,816	32,744

Accumulated impairment losses January 1, 2021	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses December 31, 2021	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses December 31, 2022	(19,786)	(3,375)	—	(23,161)

Net carrying value at December 31, 2021	$—	$4,027	$6,320	$10,347
Net carrying value at December 31, 2022	$—	$3,767	$5,816	$9,583

-F19-

Intangible Assets

Intangible assets at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2022	2021
Finite-lived
Casino licenses	$2,672	$2,768
Less: accumulated amortization	(1,763)	(1,749)
	909	1,019
Trademarks	2,368	2,368
Less: accumulated amortization	(730)	(494)
	1,638	1,874
Players club lists	20,373	20,373
Less: accumulated amortization	(8,974)	(6,063)
	11,399	14,310
Total finite-lived intangible assets, net	13,946	17,203
Indefinite-lived
Casino licenses	29,331	30,112
Trademarks	1,494	1,615
Total indefinite-lived intangible assets	30,825	31,727
Total intangible assets, net	$44,771	$48,930

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

Amounts in thousands	Balance at January 1, 2022	Amortization	Balance at December 31, 2022
United States	$1,874	$(236)	$1,638

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at December 31, 2021
United States	$2,111	$(237)	$1,874

As of December 31, 2022, estimated amortization expense for the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2023	$237
2024	237
2025	237
2026	237
2027	237
Thereafter	453
$1,638

The weighted-average amortization period of the Mountaineer trademark is 6.9 years.

-F20-

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

Amounts in thousands	Balance at January 1, 2022	Currency translation	Balance at December 31, 2022
Poland	$1,507	$(121)	$1,386
Corporate and Other	108	—	108
	$1,615	$(121)	$1,494

Amounts in thousands	Balance at January 1, 2021	Currency translation	Balance at December 31, 2021
Poland	$1,643	$(136)	$1,507
Corporate and Other	108	—	108
	$1,751	$(136)	$1,615

Casino Licenses: Finite-Lived

As of December 31, 2022, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2022	New Casino License	Amortization	Currency translation	Balance at December 31, 2022
Poland	$1,019	$390	$(443)	$(57)	$909

Amounts in thousands	Balance at January 1, 2021	New Casino License	Amortization	Currency translation	Balance at December 31, 2021
Poland	$1,615	$—	$(485)	$(111)	$1,019

As of December 31, 2022, estimated amortization expense for the Casinos Poland casino licenses over the next five years was as follows:

Amounts in thousands
2023	$407
2024	215
2025	95
2026	70
2027	70
Thereafter	52
$909

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

Amounts in thousands	Balance at January 1, 2022	Currency translation	Balance at December 31, 2022
United States	$17,962	$—	$17,962
Canada	12,150	(781)	11,369
	$30,112	$(781)	$29,331

Amounts in thousands	Balance at January 1, 2021	Currency translation	Balance at December 31, 2021
United States	$17,962	$—	$17,962
Canada	12,099	51	12,150
	$30,061	$51	$30,112

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

Amounts in thousands	Balance at January 1, 2022	Amortization	Balance at December 31, 2022
United States	$14,310	$(2,911)	$11,399

Amounts in thousands	Balance at January 1, 2021	Amortization	Balance at December 31, 2021
United States	$17,220	$(2,910)	$14,310

As of December 31, 2022, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2023	$2,910
2024	2,910
2025	2,910
2026	2,669
$11,399

The weighted-average amortization period for the player’s club lists is 3.9 years.

-F22-

6.  LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2022 and 2021 consisted of the following:

Amounts in thousands	December 31, 2022		December 31, 2021
Credit agreement - Goldman	$347,375	8.45%	$—	—
Credit agreement - Macquarie	—	—	166,600	6.70%
Credit agreement - CPL	—	—	207	2.12%
UniCredit term loans	4,661	3.17%	6,994	2.55%
Financing obligation - CDR land lease	14,388	15.05%	15,378	11.44%
Total principal	$366,424	8.72%	$189,179	6.89%
Deferred financing costs	(16,844)		(7,695)
Total long-term debt	$349,580		$181,484
Less current portion	(5,322)		(3,958)
Long-term portion	$344,258		$177,526

Goldman Credit Agreement

On April 1, 2022, the Company entered into a Credit Agreement (the “Goldman Credit Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaces the Macquarie Credit Agreement discussed below. The Goldman Credit Agreement provides for a $350.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Facility”). As of December 31, 2022, the outstanding balance of the Term Loan was $347.4 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Credit Agreement to fund the PropCo Acquisition, for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement, to fund the Acquisition Escrow and for related fees and expenses.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of $0.1 million were recorded as interest expense in the consolidated statements of earnings (loss) for the year ended December 31, 2022.

The Goldman Credit Agreement requires the Company to prepay the Term Loan, subject to certain exceptions, with:

• 100% of the net cash proceeds of certain non-ordinary course asset sales or certain casualty events, subject to certain exceptions; and

-F23-

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all applicable financial covenants under the Goldman Credit Agreement as of December 31, 2022.

Deferred financing costs consist of the Company’s costs related to financings. The Company recognized $18.9 million in deferred financing costs related to the Goldman Credit Agreement for the year ended December 31, 2022. Amortization expenses relating to the Goldman Credit Agreement were $2.0 million for the year ended December 31, 2022. These costs are included in interest expense in the consolidated statement of earnings (loss) for the year ended December 31, 2022.

Credit Agreement – Macquarie Capital

In December 2019, the Company entered into a $180.0 million credit agreement (the “Macquarie Credit Agreement”) with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto. The Macquarie Credit Agreement replaced the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provided for a $170.0 million term loan (the “Macquarie Term Loan”) and a $10.0 million Revolving Facility (the “Macquarie Revolving Facility”). The Macquarie Revolving Facility included up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Macquarie Term Loan to fund the 2019 Acquisition, for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In March 2020, the Company drew $9.95 million on the Macquarie Revolving Facility. The Macquarie Revolving Facility was repaid in July 2020 except for a $50,000 letter of credit that was repaid in May 2021. In connection with the Goldman Credit Agreement, the Macquarie Term Loan was repaid on April 1, 2022 and the Macquarie Credit Agreement was terminated.

Commitment fees related to the Macquarie Revolving Facility of less than $0.1 million were recorded as interest expense in the consolidated statement of earnings (loss) for the years ended December 31, 2022, 2021 and 2020. The Company amortized $0.4 million, $1.6 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs are included in interest expense in the consolidated statements of earnings (loss) for the years ended December 31, 2022, 2021 and 2020. The Company wrote off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

Casinos Poland

CPL’s short-term line of credit with Alior Bank ended in April 2020. The line of credit bore an interest rate of three-month Warsaw Interbank Offered Rate (“WIBOR”) plus 1.55%. CPL’s PLN 3.0 million term loan and PLN 4.0 million term loan with mBank were paid in full in November 2021. The term loans bore an interest rate of 1-month WIBOR plus 1.70%. CPL’s PLN 2.5 million term loan with mBank was paid in full in September 2022. The term loan bore an interest rate of 1-month WIBOR plus 1.90%. CPL's PLN 10.0 million short-term line of credit was amended on April 22, 2022, and the PLN 2.5 million that was available for cash borrowing was removed from the line of credit. The short-term line of credit was terminated in October 2022.

As of December 31, 2022, CPL had a short-term line of credit with mBank used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 2.00% with a borrowing capacity of PLN 5.0 million and is available through April 27, 2023. As of December 31, 2022, the credit facility had no outstanding balance and approximately PLN 5.0 million ($1.1 million based on the exchange rate in effect on December 31, 2022) was available for borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios.

-F24-

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.8 million based on the exchange rate in effect as of December 31, 2022). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect as of December 31, 2022) with mBank and terminate in June 2024 and January 2026, respectively. CPL is also required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect as of December 31, 2022) in deposits for this purpose as of December 31, 2022. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2022.

Century Resorts Management

As of December 31, 2022, CRM had two credit agreements with UniCredit (the “UniCredit Term Loans”).

The first credit agreement (“UniCredit Term Loan 1”) is a GBP 2.0 million term loan used for construction and fitting out of Century Casino Bath, a casino in Bath, England that the Company closed in March 2020. In November 2021, the Company amended the UniCredit Term Loan 1 to convert it into a USD term loan beginning December 31, 2021. The term loan matures September 30, 2023 and bears interest at LIBOR plus 1.625%. If LIBOR is not available, the interest rate will be determined based on a quoted rate from leading banks in the London interbank market. As of December 31, 2022, the amount outstanding on UniCredit Term Loan 1 was $0.4 million. CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

The second credit agreement (“UniCredit Term Loan 2”) is a EUR 6.0 million term loan converted from a $7.4 million line of credit in June 2021. In August 2018, CRM entered into a loan agreement with UniCredit for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit credit agreement. In March 2021, the term of the line of credit was extended to June 2021, when it was converted into UniCredit Term Loan 2. The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of December 31, 2022, the amount outstanding was EUR 4.0 million ($4.3 million based on the exchange rate in effect on December 31, 2022) and the Company had no further borrowings available. The UniCredit Term Loan 2 is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation to the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of land on which Century Downs is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option is on July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of December 31, 2022, the outstanding balance on the financing obligation was CAD 19.5 million ($14.4 million based on the exchange rate in effect on December 31, 2022).

As of December 31, 2022, scheduled maturities related to the Company’s debt were as follows:

Amounts in thousands	Goldman Credit Agreement	UniCredit Term Loans	Century Downs Land Lease	Total
2023	$3,500	$1,822	$—	$5,322
2024	3,500	1,420	—	4,920
2025	3,500	1,419	—	4,919
2026	3,500	—	—	3,500
2027	3,500	—	—	3,500
Thereafter	329,875	—	14,388	344,263
Total	$347,375	$4,661	$14,388	$366,424

-F25-

7. LONG-TERM FINANCING OBLIGATION

On December 6, 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into the sale and leaseback transaction for the 2019 Acquired Casino properties. The Tenant entered into the Master Lease with the Landlord to lease the real estate assets of the 2019 Acquired Casinos. The Master Lease does not transfer control of the 2019 Acquired Casino properties to VICI Propco subsidiaries. On December 1, 2022, the Master Lease was amended (the “Master Lease Amendment”) to provide for certain (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease and (iii) other related modifications.

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

The fair values of the real estate assets and the related failed sale-leaseback financing obligation were estimated based on the present value of the estimated future payments over the term plus renewal options of 35 years, using the imputed discount rate of approximately 10.2%. The value of the failed sale-leaseback financing obligation is dependent upon assumptions regarding the amount of the payments and the estimated discount rate of the payments required by a market participant.

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The Master Lease has an initial term of 15 years with no purchase option. At the Company’s option, the Master Lease may be extended for up to four five year renewal terms beyond the initial 15 year term. The Company exercised one five year renewal option when the Master Lease was amended on December 1, 2022. The renewal terms are effective as to all, but not less than all, of the property then subject to the Master Lease. The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without the Landlord’s consent.

The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the 2019 Acquired Casino properties, including real estate taxes, insurance, utilities, maintenance and operating costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. The Company has provided a guarantee of the Tenant’s obligations under the Master Lease.

The rent payable under the Master Lease, as amended on December 1, 2022, is:

•An initial annual rent (the “Rent”) of approximately $25.0 million.

•The Rent will escalate at a rate of 1.01% for the 2nd and 3rd years and the greater of either 1.0125% (the “Base Rent Escalator”) or the increase in the Consumer Price Index (“CPI”) for each year starting in the 4th year. In addition, Rent will increase by approximately $4.2 million on the “CapEx Project Incremental Rent Increase Date” (as defined in the Master Lease Amendment).

•The Base Rent Escalator is subject to adjustment from and after the 6th year if the Minimum Rent Coverage Ratio (as defined in the Master Lease) is not satisfied.

The estimated future payments include the payments and adjustments to reflect estimated payments as described in the Master Lease, including an annual escalator of up to 1.0125%. The estimated future payments are not adjusted for increases based on the CPI. Annual rent adjusted for CPI for the year ended December 31, 2023 is estimated to be $27.5 million, excluding the increased rent due to the Rocky Gap Acquisition.

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

-F26-

Total payments and interest expense related to the Master Lease for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the year ended
	December 31,
Amounts in thousands	2022	2021	2020
Payments made	$25,666	$25,271	$25,021
Interest expense on financing obligation	$28,532	$28,232	$28,356

The estimated future payments related to the Master Lease financing obligation with VICI PropCo at December 31, 2022 are as follows:

Amounts in thousands
2023	$23,670
2024	26,144
2025	26,471
2026	26,802
2027	27,137
Thereafter	875,958
Total payments	1,006,182
Less imputed interest	(749,770)
Residual value	28,492
Total	$284,904

8.  REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s revenue and other income is presented in the table below.

	For the year
	ended December 31,
Amounts in thousands	2022	2021	2020
Revenue from contracts with customers	$430,529	$388,506	$304,268
Cost recovery income	1,938	655	158
Century Casino Calgary sale earn out revenue	—	51	—
Total revenue	$432,467	$389,212	$304,426

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

	For the year ended December 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$232,871	$43,972	$88,959	$184	$365,986
Pari-mutuel, sports betting and iGaming	8,728	10,879	—	—	19,607
Hotel	9,159	469	—	—	9,628
Food and beverage	12,394	10,860	843	—	24,097
Other	5,430	5,392	367	22	11,211
Net operating revenue	$268,582	$71,572	$90,169	$206	$430,529

-F27-

	For the year ended December 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$249,397	$25,604	$56,724	$152	$331,877
Pari-mutuel, sports betting and iGaming	8,492	10,356	—	—	18,848
Hotel	8,241	45	—	—	8,286
Food and beverage	11,761	5,606	421	—	17,788
Other	5,394	4,817	1,081	415	11,707
Net operating revenue	$283,285	$46,428	$58,226	$567	$388,506

	For the year ended December 31, 2020
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$168,904	$30,319	$53,228	$830	$253,281
Pari-mutuel, sports betting and iGaming	7,502	10,158	—	—	17,660
Hotel	5,826	84	—	—	5,910
Food and beverage	9,795	5,832	462	105	16,194
Other	6,317	3,847	581	478	11,223
Net operating revenue	$198,344	$50,240	$54,271	$1,413	$304,268

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $1.6 million and $0.6 million for each of the years ended December 31, 2022 and 2021, respectively. This revenue consisted primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the table below.

	For the year		For the year
	ended December 31, 2022		ended December 31, 2021
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,269	$2,986	$1,103	$2,200
Closing	1,351	2,417	1,269	2,986
Increase/(Decrease)	$82	$(569)	$166	$786

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
-F28-

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

The Company’s operating and finance leases include land, casino space, corporate offices, and gaming and other equipment. The leases have remaining lease terms of one month to 14 years. The Master Lease was evaluated as a sale-leaseback of real estate. The Company determined that the Master Lease did not qualify for sale-leaseback accounting and accounted for the transaction as a financing obligation based on the fair value of the real estate assets subject to the Master Lease (see Notes 2 and 7).

The components of lease expense were as follows:

	For the year ended
	December 31,
Amounts in thousands	2022	2021	2020
Operating lease expense	$5,345	$5,864	$5,250

Finance lease expense:
Amortization of right-of-use assets	$136	$128	$165
Interest on lease liabilities	29	6	15
Total finance lease expense	$165	$134	$180

Variable lease expense	$1,478	$1,290	$1,476

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the year ended
	December 31,
Amounts in thousands	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$25	$6	$5
Operating cash flows from operating leases	5,168	5,201	6,355
Financing cash flows from finance leases	157	123	166

Right-of-use assets obtained in exchange for operating lease liabilities	$1,076	$407	$—

-F29-

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	December 31, 2022	December 31, 2021
Operating leases
Leased right-of-use assets, net	$27,190	$28,383

Current portion of operating lease liabilities	3,947	3,915
Operating lease liabilities, net of current portion	26,016	27,229
Total operating lease liabilities	29,963	31,144

Finance leases
Finance lease right-of-use assets, gross	764	424
Accumulated depreciation	(175)	(342)
Property and equipment, net	589	82

Current portion of finance lease liabilities	150	38
Finance lease liabilities, net of current portion	399	43
Total finance lease liabilities	549	81

Weighted-average remaining lease term
Operating leases	10.5 years	11.2 years
Finance leases	3.6 years	2.2 years

Weighted-average discount rate
Operating leases	4.9%	4.7%
Finance leases	7.0%	4.0%

Maturities of lease liabilities as of December 31, 2022 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2023	$5,091	$184
2024	4,446	178
2025	3,413	160
2026	3,136	85
2027	3,123	15
Thereafter	20,366	—
Total lease payments	39,575	622
Less imputed interest	(9,612)	(73)
Total	$29,963	$549

10

10.  OTHER BALANCE SHEET AND STATEMENT OF EARNINGS (LOSS) CAPTIONS

Accrued liabilities include the following as of December 31, 2022 and 2021:

	December 31,
Amounts in thousands	2022	2021
Accrued commissions (AGLC)	$2,436	$863
Progressive slot, table and on track liability	3,719	3,340
Player point liability	1,047	1,006
Chip liability	639	592
Racing-related liabilities	814	1,068
Deposit liability	368	420
Construction liability	3,562	—
Other accrued liabilities	6,427	6,303
Total	$19,012	$13,592

Accrued commissions (AGLC) include the portion of slot machine net sales and table game wins owed to the AGLC as of December 31, 2022 and 2021.

-F30-

Taxes payable include the following as of December 31, 2022 and 2021:

	December 31,
Amounts in thousands	2022	2021
Accrued property taxes	$1,478	$1,567
Gaming taxes payable	6,787	11,595
Other taxes payable	1,536	1,927
Total	$9,801	$15,089

Pari-mutuel, sports betting and iGaming revenue includes the following for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
Amounts in thousands	2022	2021	2020
Pari-mutuel revenue	$16,310	$16,484	$14,937
Sports betting revenue	2,734	2,166	2,723
iGaming revenue	563	198	—
Total	$19,607	$18,848	$17,660

11.  SHAREHOLDERS’ EQUITY

Since March 2000, the Company has had a discretionary program to repurchase the Company’s outstanding common stock. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2022. The Company did not repurchase any shares of its common stock during 2022 and 2021. The repurchase program has no set expiration or termination date.

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

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan will expire in June 2026. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 3,500,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2022, the Company has granted 1,062,162 target performance stock units (“PSUs”) under the 2016 Plan. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

PSUs

-F31-

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

Activity in the Company’s stock-based compensation plan for the PSUs was as follows:

	Target PSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	441,223	$9.62
Granted	413,964	3.75
Vested	(87,171)	6.75
Forfeited	(80,797)	9.41
Nonvested at December 31, 2020	687,219	$6.47
Granted	268,947	6.44
Vested	—	—
Forfeited	(141,002)	11.97
Nonvested at December 31, 2021	815,164	$5.51
Granted	420,989	10.22
Vested	(227,510)	9.17
Forfeited	(21,481)	6.14
Nonvested at December 31, 2022	987,162	$6.66

At December 31, 2022, there was a total of $3.3 million of total unrecognized compensation expense related to the PSUs. The cost is expected to be recognized over a weighted-average period of 1.7 years. The PSUs granted during 2020 will vest in March 2023.

The fair value of the PSUs granted is estimated on the date of grant using the Monte Carlo model with the following assumptions:

Assumptions for PSU Awards
	2022	2021	2020
Risk-free interest rate	2.47%	0.19%	0.19%
Expected life	2.8 years	2.9 years	2.2 years
Expected volatility	91.0%	82.2%	88.4%
Expected dividends	$0	$0	$0
Forfeiture rate	0%	0%	0%

Stock Options

Activity related to options in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (1)	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2022	1,127,500	$5.05	2.99	1,127,500	$5.05
Granted	—	—
Exercised	(52,500)	5.05
Cancelled or forfeited	—	—
Expired	—	—
Outstanding at December 31, 2022	1,075,000	$5.05	1.99	1,075,000	$5.05

(1) In years

-F32-

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2022:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$5.05	1,075,000	1,075,000	$2,129	$2,129	2.0	2.0

(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $7.03 per share as of December 31, 2022 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

There were no options issued to directors of the Company during 2022. As of December 31, 2022, there were 96,700 options outstanding to independent directors of the Company with a weighted-average exercise price of $7.16 per share. At December 31, 2022, there was $0.1 million in unrecognized compensation expense related to directors’ options.

The following table includes additional information related to exercises of stock options:

	For the year ended December 31,
Amounts in thousands	2022	2021	2020
Intrinsic value of share-based awards exercised	$183	$451	$—

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statement of earnings (loss) as follows:

	For the year ended December 31,
Amounts in thousands	2022	2021	2020
Compensation expense:
2016 Plan	$3,335	$2,652	$(214)

13.  INCOME TAXES

The Company’s US and foreign pre-tax income (loss) is summarized in the table below:

Amounts in thousands	2022	2021	2020
Income (loss) before taxes:
US	$(10,142)	$29,715	$(45,927)
Foreign	16,152	(1,566)	2,639
Total income (loss) before taxes	$6,010	$28,149	$(43,288)

The Company’s (benefit) provision for income taxes is summarized as follows:

	For the year ended December 31,
Amounts in thousands	2022	2021	2020
US - Current	$3,176	$5,160	$270
US - Deferred	(14,981)	—	973
(Benefit) provision for US income taxes	$(11,805)	$5,160	$1,243

Foreign - Current	$4,291	$866	$1,130
Foreign - Deferred	(146)	345	2,475
Provision for foreign income taxes	$4,145	$1,211	$3,605
Total (benefit) provision for income taxes	$(7,660)	$6,371	$4,848

-F33-

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2022	2021	2020
US federal income tax statutory rate	21.0%	21.0%	(21.0%)
Foreign tax rate differential	18.6%	(0.5%)	(5.8%)
State income tax (net of federal benefit)	0.9%	3.0%	(3.8%)
Meals, entertainment, gifts and giveaways	3.7%	0.4%	—
Statutory to US GAAP adjustments, including foreign currency	(3.7%)	2.6%	(1.8%)
Valuation allowance	(173.5%)	(4.6%)	41.0%
Unrecognized tax benefit	(4.7%)	(0.3%)	—
Stock options	7.0%	1.3%	(0.1%)
Global Intangible Low-Taxed Income ("GILTI"), net foreign tax credits	2.5%	—	—
Permanent and other items	0.7%	(0.3%)	2.7%
Total provision for income taxes	(127.5%)	22.6%	11.2%

The Company’s effective income tax rate for the year ended December 31, 2022 was (127.5%). The comparison of pre-tax income of $6.0 million for the year ended December 31, 2022 compared to pre-tax income of $28.1 million for the year ended December 31, 2021 should be considered when comparing tax rates year-over-year. The federal corporate income tax rate in the United States for 2022 was 21%; additionally, the Company is subject to Colorado, Missouri and West Virginia state jurisdictions that had corporate tax rates ranging from 4.0% to 6.5% in 2022. The Company’s effective tax rate in the United States for 2022 was 116.4%, primarily due to the release of the valuation allowance on its deferred tax assets in 2022, as well as other permanent items such as nondeductible stock compensation, lobbying costs and GILTI. The effective tax rate of 36.9% in Canada, which has a 23.0% income tax rate, was due to various permanent addbacks and movement in the valuation allowance on Century Mile’s deferred tax assets. The effective tax rate of 20.7% related to 2022 earnings in Poland, which has a 19.0% income tax rate, was due to nondeductible payments to certain governing authorities as well as nondeductible meals, entertainment, gifts and giveaways. The effective tax rate of 0.0% related to 2022 losses in Mauritius, which has a 15.0% income tax rate, was primarily due to movement in the valuation allowance on deferred tax assets, which was established in 2021. The effective tax rate of 1.7% related to 2022 income in Austria, which has a 25.0% income tax rate, was due to various permanent addbacks, including the change in the valuation allowance recorded on the Company’s deferred tax assets during 2020. The movement of exchange rates for intercompany loans denominated in US dollars further impacts the effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the overall effective income tax rate can be impacted by foreign currency gains or losses in the future.

The Tax Cuts and Jobs Act (the “Tax Act”) created requirements that certain income, such as GILTI, earned by a controlled foreign corporation (“CFC”) must be included currently in the gross income of the CFC’s US shareholder, effective in 2018. Under US GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected to account for GILTI in the year the tax is incurred as a current period expense and recorded a tax expense, net of foreign tax credits, of $0.1 million for the year ended December 31, 2022. There was no net tax expense related to GILTI for the years ended December 31, 2021 and 2020.

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

The Company determined it is more-likely-than-not that the remaining deferred tax assets in the United States would be utilized and released the valuation allowance previously recorded, which resulted in a ($10.2) million tax benefit recognized during 2022.

-F34-

The Company’s deferred income taxes at December 31, 2022 and 2021 are summarized as follows:

Amounts in thousands	2022	2021
Deferred tax assets (liabilities) - US Federal and state:
Deferred tax assets
Amortization of goodwill for tax	$8,101	$7,902
Financing obligation to VICI Properties, Inc. subsidiaries	69,356	68,342
Operating and finance leases	462	329
Disallowed interest expense	3,588	—
Accrued liabilities and other	1,040	861
	82,547	77,434
Valuation allowance	—	(10,236)
	$82,547	$67,198
Deferred tax liabilities
Property and equipment	$(66,062)	$(66,616)
Operating and finance leases	(444)	(313)
Prepaid expenses	(342)	(269)
Other	(718)	—
	$(67,566)	$(67,198)
Long-term deferred tax asset	$14,981	$—

Deferred tax assets (liabilities) - foreign
Deferred tax assets
Property and equipment	$276	$704
NOL carryforward	7,464	6,331
Accrued liabilities and other	984	1,018
Operating and finance leases	8,415	8,615
Subsidiary liquidation	2,810	3,802
Exchange rate gain	926	992
	20,875	21,462
Valuation allowance	(9,907)	(10,088)
	$10,968	$11,374
Deferred tax liabilities
Property and equipment	$(3,823)	$(4,071)
Exchange rate loss	(4)	(158)
Intangibles	(1,037)	(1,110)
Operating and finance leases	(7,726)	(7,894)
Others	(592)	(501)
	$(13,182)	$(13,734)
Long-term deferred tax liability	$(2,214)	$(2,360)

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

-F35-

The Company’s income tax returns for the following periods are currently subject to examination:

Jurisdiction	Periods
US Federal	2017(1), 2019-2021
US State - Colorado	2018-2021
US State – Missouri	2019-2021
US State – West Virginia	2019-2021
Canada	2008-2021
Mauritius	2019-2021
Poland	2017-2021
Austria	2017-2021

(1)The 2017 tax period subject to examination only applies to the Company’s transition tax liability in the United States.

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $32.9 million as of December 31, 2022. The Company had recorded $7.5 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustments of valuation allowances and unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2022 - 2032	$176
2033 - 2042	6,424
No expiration	864
Total deferred tax assets	$7,464

Certain net operating loss carryforwards in the Company’s filed income tax returns include unrecognized tax benefits. The deferred tax assets recognized for those net operating loss carryforwards are presented net of these unrecognized tax benefits.

As of December 31, 2022, the Company has accumulated undistributed earnings generated by its foreign subsidiaries that significantly exceed the approximately $37.1 million of cash and cash equivalents held by its foreign subsidiaries. Because substantially all of these accumulated undistributed earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Act or have been subject to tax under the GILTI regime, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable. The Company intends, however, to indefinitely reinvest these earnings and expects its future US cash generation to be sufficient to meet its future US cash needs.

As of December 31, 2022, the Company’s unrecognized tax benefit totaled $0.5 million. The net decrease in the current year unrecognized tax benefit is due to a change in foreign exchange rates as well as a lapse of statute of limitations related to the Company’s ability to utilize pre-acquisition net operating losses. A portion of this adjustment has been recorded as a component of taxes payable in the accompanying consolidated balance sheet as of December 31, 2022. It is anticipated that certain tax positions related to the Company’s ability to utilize pre-acquisition net operating losses will decrease the Company’s balance of unrecognized tax benefits by approximately $0.5 million in 2023, due to lapse of statute of limitations. The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s total amount of unrecognized tax benefit and changes to unrecognized tax benefit during the years ended December 31, 2022 and 2021 are summarized in the table below:

Amounts in thousands	2022	2021
Unrecognized tax benefit - January 1	$777	$835
Gross increases - tax positions in prior period	0	3
Gross decreases - tax positions in prior period	(31)	—
Gross increases - tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	(218)	(61)
Unrecognized tax benefit - December 31	$528	$777

-F36-

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of less than $0.1 million during 2022 and 2021. The $0.5 million balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the year ended December 31, 2022.

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

Long-Term Debt – The carrying values of the Goldman Credit Agreement, the UniCredit Term Loans and CPL short term line of credit approximate fair value based on variable interest paid on the obligations. The carrying values of the UniCredit Term Loan 2 and CPL short-term line of credit approximate fair value due to the short-term nature of the agreements and recently negotiated terms. The estimated fair values of the outstanding balances under the Goldman Credit Agreement and UniCredit Term Loan 1 are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of December 31, 2022 and 2021, the Company had no cash equivalents.

-F37-

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

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments as of December 31, 2022:

Reportable Segment	Operating Segment	Reporting Unit
United States	Colorado	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
	West Virginia	Mountaineer Casino, Racetrack & Resort
	Missouri	Century Casino Cape Girardeau
Century Casino Caruthersville (1)
Canada	Edmonton	Century Casino & Hotel - Edmonton
Century Casino St. Albert
Century Mile Racetrack and Casino
	Calgary (2)	Century Downs Racetrack and Casino
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other
Corporate Other (3)

(1)Includes The Farmstead.

(2)The Company operated Century Sports through February 10, 2022 and Century Bets through August 2021, when operations were transferred to Century Mile. For more information about Century Sports and Century Bets, see Note 1.

(3)The equity investment in Smooth Bourbon is included in the Corporate Other reporting unit.

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

-F38-

The following tables provide summary information regarding the Company’s reportable segments:

	For the year ended December 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$268,582	$71,572	$90,169	$206	$430,529

Earnings from equity investment	$—	$—	$—	$3,249	$3,249

Earnings (loss) before income taxes	$32,354	$11,211	$11,044	$(48,599)	$6,010

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$24,759	$6,070	$5,811	$(28,664)	$7,976
Interest expense (income), net (2)	28,531	2,281	(686)	34,854	64,980
Income taxes (benefit)	7,595	2,354	2,326	(19,935)	(7,660)
Depreciation and amortization	19,364	4,754	2,606	385	27,109
Net earnings attributable to non-controlling interests	—	2,787	2,907	—	5,694
Non-cash stock-based compensation	—	—	—	3,335	3,335
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	(1)	123	(1,153)	(205)	(1,236)
Loss (gain) on disposition of fixed assets	49	27	63	(121)	18
Acquisition costs	—	—	—	3,124	3,124
Adjusted EBITDA	$80,297	$18,396	$11,874	$(7,227)	$103,340

Long-lived assets (4)	$466,403	$139,304	$27,134	$8,192	$641,033

Total assets (5)	$425,820	$162,088	$42,173	$254,886	$884,967

Capital expenditures	$16,000	$1,566	$1,578	$49	$19,193

(1)Net operating revenue for the Corporate and Other segment primarily relates to the Company’s cruise ship operations.

(2)Expense of $28.5 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $2.3 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $25.7 million and $2.1 million, respectively, for the period presented. Expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

(3)Loss of $2.2 million related to the sale of the land and building in Calgary in February 2022 is included in the Canada segment. The loss from the sale was offset by cost recovery income for CDR.

(4)Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount.

(5)Total assets for the Corporate and Other segment include $100.2 million in restricted cash related to the Acquisition Escrow and $93.3 million related to the equity investment in Smooth Bourbon.

-F39-

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

-F40-

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

The Company had a contingent liability related to a series of tax audits conducted by the Polish IRS related to the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and prevailed in several court challenges by CPL. Through December 31, 2022, CPL has paid PLN 14.3 million ($4.2 million) to the Polish IRS related to these audits.

-F41-

The statute of limitations expired on all open periods in which CPL calculated personal income tax in which the Polish IRS disagreed. The Company adjusted its contingent liability related to the CPL taxes to remove the estimated taxes accrued for these tax years due to the statute of limitations expiring. The adjustments reduced the contingent liability by PLN 1.8 million ($0.5 million) and PLN 2.8 million ($0.7 million) in December 2021 and 2020, respectively, and were recorded as gain on foreign currency transactions, cost recovery income and other on the Company’s consolidated statements of earnings (loss) for the years ended December 31, 2021 and 2020, respectively. In September 2022, the Polish IRS reimbursed PLN 1.8 million ($0.4 million based on the exchange rate in effect on September 30, 2022) plus interest, after CPL prevailed in a court challenge of a 2011 tax audit. In September 2021, the Polish IRS reimbursed CPL PLN 2.4 million ($0.6 million based on the exchange rate in effect on September 30, 2021) plus interest, after CPL prevailed in a court challenge of a 2012 tax audit. The Company recorded the Polish IRS reimbursement to gain on foreign currency transactions, cost recovery income and other on its consolidated statement of earnings (loss) for the years ended December 31, 2022 and 2021. Any additional tax obligations are not probable or estimable and no additional future tax obligations as a result of these matters are expected.

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

Distribution to Non-Controlling Interest – The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed $2.0 million, $0.7 million and $0.2 million related to the infrastructure to CDR’s non-controlling shareholders during the years ended December 31, 2022, 2021 and 2020, respectively.

Employee Benefit Plans – The Company provides its employees in the United States with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six year period. The Company contributed $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan (the “RSP Plan”) and Registered Pension Plan (the “RPP Plan”, and collectively the “RSP and RPP Plans”). The RSP and RPP Plans allow eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants in the RPP Plan become fully vested in employer contributions over a two year period, and participants in the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.3 million, $0.2 million and $0.2 million to the RSP and RPP Plans for the years ended December 31, 2022, 2021 and 2020, respectively.

17.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management & Consulting AG (“Flyfish”), a management company controlled by Co CEO Erwin Haitzmann, and with Focus Lifestyle and Entertainment AG (“Focus”), a management company controlled by Co CEO Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings (loss) are payments to both Flyfish and Focus for a total of $0.7 million for each of the years ended December 31, 2022, 2021 and 2020.

The Company has entered into an agreement for general contracting services with Marnell, with which the Company owns 50% of Smooth Bourbon. The Company has a liability of $0.4 million related to construction performed by Marnell in accrued liabilities on its consolidated balance sheets for the year ended December 31, 2022. The Company also has entered into certain consulting agreements with Marnell for services after the acquisition of OpCo is completed. No services were performed under the agreements during the year ended December 31, 2022.

-F42-

18.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its consolidated financial statements and related notes. The Company did not identify any material subsequent events impacting its financial statements in this report.

-F43-