Form 10-Q
period 2023-03-31
CENTURY CASINOS INC /CO/
filed 2023-05-09
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,334,931 shares of common stock, $0.01 par value per share, were outstanding as of May 1, 2023.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$102,707	$101,785
Receivables, net	6,272	9,085
Prepaid expenses	13,092	13,780
Inventories	1,627	1,530
Restricted cash	100,200	100,151
Other current assets	507	1,688
Total Current Assets	224,405	228,019

Property and equipment, net	471,416	464,650
Leased right-of-use assets, net	24,532	27,190
Goodwill	9,740	9,583
Intangible assets, net	43,947	44,771
Deferred income taxes	17,501	15,579
Equity investment	92,095	93,260
Note receivable, net of current portion and unamortized discount	336	336
Deposits and other	1,510	1,579
Total Assets	$885,482	$884,967

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,222	$5,322
Current portion of operating lease liabilities	3,768	3,947
Current portion of finance lease liabilities	150	150
Accounts payable	12,571	15,341
Accrued liabilities	19,597	19,012
Accrued payroll	11,443	11,840
Taxes payable	10,417	9,801
Total Current Liabilities	63,168	65,413

Long-term debt, net of current portion and deferred financing costs (Note 5)	343,783	344,258
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	285,158	284,904
Operating lease liabilities, net of current portion	23,642	26,016
Finance lease liabilities, net of current portion	363	399
Taxes payable and other	12,719	6,965
Deferred income taxes	2,868	2,813
Total Liabilities	731,701	730,768
Commitments and Contingencies (Note 7)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,334,931 and 29,870,547 shares issued and outstanding	303	299
Additional paid-in capital	121,095	121,653
Retained earnings	36,022	37,265
Accumulated other comprehensive loss	(14,723)	(15,189)
Total Century Casinos, Inc. Shareholders' Equity	142,697	144,028
Non-controlling interests	11,084	10,171
Total Equity	153,781	154,199
Total Liabilities and Equity	$885,482	$884,967

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2023	2022
Operating revenue:
Gaming	$94,297	$89,876
Pari-mutuel, sports betting and iGaming	3,385	3,430
Hotel	2,522	2,074
Food and beverage	5,767	5,038
Other	2,537	2,685
Net operating revenue	108,508	103,103
Operating costs and expenses:
Gaming	48,062	44,749
Pari-mutuel, sports betting and iGaming	3,712	3,768
Hotel	797	642
Food and beverage	5,645	4,979
General and administrative	26,702	26,971
Depreciation and amortization	6,855	6,795
(Gain) on sale of casino operations (Note 1)	(574)	—
Loss on sale of assets (Note 1)	—	2,154
Total operating costs and expenses	91,199	90,058
Earnings from equity investment	1,091	—
Earnings from operations	18,400	13,045
Non-operating (expense) income:
Interest income	145	17
Interest expense	(17,649)	(10,811)
Gain on foreign currency transactions, cost recovery income and other	3,758	1,893
Non-operating (expense) income, net	(13,746)	(8,901)
Earnings before income taxes	4,654	4,144
Income tax expense	(1,623)	(1,435)
Net earnings	3,031	2,709
Net earnings attributable to non-controlling interests	(4,274)	(2,491)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(1,243)	$218

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01
Weighted average shares outstanding - basic	30,056	29,661
Weighted average shares outstanding - diluted	30,056	31,335

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2023	2022
Net earnings	$3,031	$2,709

Other comprehensive income
Foreign currency translation adjustments	641	1,443
Other comprehensive income	641	1,443
Comprehensive income	$3,672	$4,152

Comprehensive (loss) income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(4,274)	(2,491)
Foreign currency translation adjustments	(175)	38
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(777)	$1,699

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for share information	2023	2022
Common Stock
Balance, beginning of period	$299	$296
Performance stock unit issuance	4	2
Balance, end of period	303	298

Additional Paid-in Capital
Balance, beginning of period	$121,653	$118,469
Amortization of stock-based compensation	736	673
Performance stock unit issuance	(1,294)	(436)
Balance, end of period	121,095	118,706

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(15,189)	$(6,430)
Foreign currency translation adjustment	466	1,481
Balance, end of period	(14,723)	(4,949)

Retained Earnings
Balance, beginning of period	$37,265	$29,289
Net (loss) earnings	(1,243)	218
Balance, end of period	36,022	29,507

Total Century Casinos, Inc. Shareholders' Equity	$142,697	$143,562

Noncontrolling Interests
Balance, beginning of period	$10,171	$8,733
Net earnings	4,274	2,491
Foreign currency translation adjustment	175	(38)
Distribution to non-controlling interest	(3,536)	(1,960)
Balance, end of period	11,084	9,226

Total Equity	$153,781	$152,788

Common shares issued	464,384	189,233

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2023	2022
Cash Flows provided by Operating Activities:
Net earnings	$3,031	$2,709
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,855	6,795
Lease amortization	965	1,043
Loss on disposition of fixed assets	480	36
Income from equity investment	(1,091)	—
Amortization of stock-based compensation expense	736	673
Amortization of deferred financing costs and discount on note receivable	674	391
Loss on sale of assets (Note 1)	—	2,154
Gain on sale of operations (Note 1)	(574)	—
Deferred taxes	(1,866)	(24)
Changes in Operating Assets and Liabilities:
Receivables, net	2,821	1,982
Prepaid expenses and other assets	1,010	(148)
Accounts payable	(2,127)	(3,608)
Other current and long-term liabilities	325	5,183
Inventories	(90)	(11)
Accrued payroll	(467)	(1,768)
Taxes payable	1,598	(3,862)
Net cash provided by operating activities	12,280	11,545

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(13,619)	(5,248)
Smooth Bourbon dividends (Note 3)	2,256	—
Century Casino Calgary sale earn out	572	—
Calgary asset sale (Note 1)	—	6,330
Net cash (used in) provided by investing activities	(10,791)	1,082

Cash Flows used in Financing Activities:
Proceeds from borrowings	5,900	—
Principal payments	(1,411)	(1,018)
Distribution to non-controlling interest	(3,536)	(1,960)
Repurchase of shares to satisfy tax withholding	(1,290)	(434)
Net cash used in financing activities	(337)	(3,412)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(179)	$177

Increase in Cash, Cash Equivalents and Restricted Cash	$973	$9,392

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$202,131	$108,041
Cash, Cash Equivalents and Restricted Cash at End of Period	$203,104	$117,433

Supplemental Disclosure of Cash Flow Information:
Interest paid	$16,703	$7,452
Income taxes paid	$776	$3,725

Non-Cash Investing Activities:
Purchase of property and equipment on account	$5,957	$3,223

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of March 31, 2023 are detailed below.

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

In February 2022, the Company sold the land and building in Calgary, transferred the lease agreement for the casino premises to the buyer, and ceased operating Century Sports, a sports bar, bowling and entertainment facility located on the property. See below in this Note 1 for additional information about the Calgary property.

The Company’s Colorado and West Virginia subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of March 31, 2023, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

Through its wholly owned subsidiary Century Nevada Acquisition, Inc., the Company has a 50% equity interest in Smooth Bourbon, LLC (“Smooth Bourbon”). The Company reports this interest as an equity investment. See Note 3.

As of March 31, 2023, the Company had a concession agreement with TUI Cruises for one ship-based casino. The agreement ended April 16, 2023. The table below illustrates the ships operating during the three months ended March 31, 2023 and 2022.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Recent Developments Related to COVID-19

Since the inception of the COVID-19 pandemic in March 2020, the Company’s casinos varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. The COVID-19 pandemic impacted the Company’s results of operations in 2020 and the first half of 2021, and into the first quarter of 2022 for its Canada properties. Currently, the Company’s operations have no health and safety requirements for entry and few other COVID-19 related restrictions. The duration and impact of the COVID-19 pandemic remains uncertain. The Company cannot predict the negative impacts that COVID-19 will have on its consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on the Company’s financial results and the effects of COVID-19, ongoing governmental health and safety requirements and any future closures could have a material impact on the Company. The Company will continue to monitor its liquidity and make reductions to marketing and operating expenditures, where possible, if future government mandates or closures are required that would have an adverse impact on the Company.

Other Projects and Developments

Nugget Casino Resort in Sparks, Nevada

In February 2022, the Company entered into a definitive agreement with Marnell Gaming, LLC (“Marnell”), pursuant to which a newly formed subsidiary of the Company agreed to purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, and (ii) 100% of the membership interests in Nugget Sparks, LLC (“Nugget”). Nugget owns and operates the Nugget Casino Resort in Sparks, Nevada, and Smooth Bourbon owns the real property on which the casino is located.

The Company purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million (the “Smooth Bourbon Acquisition”) at the first closing, which occurred on April 1, 2022 (the “First Closing”). The Company used approximately $29.3 million of cash on hand and borrowings under the Goldman Credit Agreement (see Note 5) in connection with the First Closing. On April 3, 2023 (the “Second Closing”), the Company purchased 100% of the membership interests in Nugget for approximately $100.0 million (subject to certain adjustments) (the “OpCo Acquisition” and, together with the Smooth Bourbon Acquisition, the “Nugget Acquisition”). The purchase price for the OpCo Acquisition was paid from proceeds of the term loan under the Goldman Credit Agreement deposited in escrow (“Acquisition Escrow”) on the First Closing date. Following the Second Closing, the Company owns the operating assets of Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. The Company also has a five year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million.

Rocky Gap Casino Resort in Flintstone, Maryland

On August 24, 2022, the Company entered into a definitive agreement with Lakes Maryland Development, LLC (“Lakes Maryland”), Golden Entertainment, Inc (“Golden”), and VICI Properties, L.P. (“VICI PropCo”), an affiliate of VICI, pursuant to which the Company agreed to acquire the operations of Rocky Gap Casino Resort (“Rocky Gap”) for approximately $56.1 million subject to the conditions and terms set forth therein (the “Rocky Gap Acquisition”). Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts Resort, LLC (“Evitts”) and an affiliate of VICI PropCo (“VICI PropCo Buyer”), VICI PropCo Buyer agreed to acquire the real estate assets relating to Rocky Gap for approximately $203.9 million, subject to the conditions and terms set forth therein. In connection with the closing of this transaction, subsidiaries of the Company and VICI PropCo will enter into an amendment to their triple net lease agreement (the “Master Lease”) to (i) add Rocky Gap to the Master Lease, (ii) provide for an initial annual rent for Rocky Gap of approximately $15.5 million and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options). On April 27, 2023, the Company was approved for a gaming license by the Maryland State Lottery & Gaming Control Agency. Additional regulatory approvals are required prior to the Rocky Gap Acquisition closing, which is expected to occur in the summer of 2023.

Recent Developments Related to Century Casino Caruthersville

On October 26, 2022, the Missouri Gaming Commission (“MGC”) approved the relocation of the casino at Century Casino Caruthersville from the riverboat and the barge to a land-based pavilion until the new land-based casino and hotel are completed. On October 13, 2022, the riverboat, which had operated since 1994, had to be closed as it was no longer accessible from the barge because of the record low water levels in the Mississippi River. The riverboat had 519 slot machines and seven table games. From October 2022 to December 2022, the casino operated from the barge with 299 slot machines and four table games. The move to the pavilion, which has 424 slot machines and six table games, was completed in late December 2022. The pavilion building will not be affected by water levels, is protected by a flood wall and provides for easier access to the casino for customers than the riverboat. The riverboat and barge were removed on February 25, 2023.

Caruthersville Land-Based Casino and Hotel

The Company is building a new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building. Construction on the project began in December 2022 and is expected to be completed in the second half of 2024 with an estimated project cost of $51.9 million. The Company is financing this project through financing provided by VICI PropCo. As of March 31, 2023, the Company has received $10.9 million in financing from VICI PropCo and has spent $5.4 million of those funds on this project.

Caruthersville Hotel

In July 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The Company opened the hotel, the Farmstead, on October 30, 2022 with a total project cost of $3.6 million.

Cape Girardeau Hotel

The Company is building a 69 room hotel at its Cape Girardeau location. The hotel is planned as a six story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. Construction on the project began in September 2022 and is expected to be completed in the first half of 2024. The Company estimates a project cost of approximately $30.5 million. The Company is financing the project with cash on hand. As of March 31, 2023, the Company has spent $7.1 million on this project.

Terminated Projects

Century Sports

In August 2020, the Company announced that it had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year earn out as specified in the agreement. The transaction closed on December 1, 2020. The Company received an earn out payment of CAD 0.8 million ($0.6 million based on the exchange rate on March 31, 2023) that it recorded to gain on sale of casino operations in its condensed consolidated statement of (loss) earnings for the three months ended March 31, 2023. Upon closing of the transaction, the Company entered into a three year lease agreement with the purchaser of the casino operations for annual net rent for the land and building of CAD 0.5 million ($0.4 million based on the exchange rate on March 31, 2023). After the sale, the Company continued to operate Century Sports, and to own the underlying real estate. On February 10, 2022, the Company sold the land and building in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022) at which time the Company transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports. Century Sports was included in the Canada reportable segment.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	March 31,	March 31,
Amounts in thousands	2023	2022
Cash and cash equivalents	$102,707	$117,217
Restricted cash	100,200	20
Restricted cash included in deposits and other	197	196
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$203,104	$117,433

As of March 31, 2023, the Company had $100.2 million related to the Acquisition Escrow in restricted cash and $0.2 million related to payment of prizes and giveaways for Casinos Poland and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of March 31, 2022, restricted cash included cash held in escrow related to the Calgary asset sale. As of March 31, 2022, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of March 31,	As of December 31,
Ending Rates	2023	2022
Canadian dollar (CAD)	1.3530	1.3550
Euros (EUR)	0.9178	0.9393
Polish zloty (PLN)	4.2886	4.4004

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2023	2022	% Change
Canadian dollar (CAD)	1.3523	1.2669	(6.7%)
Euros (EUR)	0.9324	0.8909	(4.7%)
Polish zloty (PLN)	4.3913	4.1182	(6.6%)
Source: Xe Currency Converter

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

2.SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Pending Adoption – The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.

3. EQUITY INVESTMENT

Following is summarized financial information regarding Smooth Bourbon as of March 31, 2023:

For the three months ended
Amounts in thousands	March 31, 2023
Operating Results
Net operating revenue	$3,852
Earnings from continuing operations	$3,729
Net earnings	$2,181
Net earnings attributable to Century Casinos, Inc.	$1,091

The Company’s maximum exposure to losses at March 31, 2023 was $92.1 million, the value of its equity investment in Smooth Bourbon.

Changes in the carrying amount of the investment in Smooth Bourbon for the three months ended March 31, 2023 are presented in the table below.

Amounts in thousands	Balance at January 1, 2023	Equity Earnings	Dividend	Balance at March 31, 2023
Smooth Bourbon	$93,260	$1,091	$(2,256)	$92,095

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of March 31, 2023 were Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

Goodwill

Changes in the carrying amount of goodwill related to the Canada and Poland segments are as follows:

Amounts in thousands	Canada	Poland	Total
Gross carrying value January 1, 2023	$7,142	$5,816	$12,958
Currency translation	5	152	157
Gross carrying value March 31, 2023	7,147	5,968	13,115

Accumulated impairment losses January 1, 2023	(3,375)	—	(3,375)
Accumulated impairment losses March 31, 2023	(3,375)	—	(3,375)

Net carrying value at January 1, 2023	$3,767	$5,816	$9,583
Net carrying value at March 31, 2023	$3,772	$5,968	$9,740

Intangible Assets

Intangible assets at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2023	2022
Finite-lived
Casino licenses	$2,741	$2,672
Less: accumulated amortization	(1,923)	(1,763)
	818	909
Trademarks	2,368	2,368
Less: accumulated amortization	(789)	(730)
	1,579	1,638
Players club lists	20,373	20,373
Less: accumulated amortization	(9,701)	(8,974)
	10,672	11,399
Total finite-lived intangible assets, net	13,069	13,946
Indefinite-lived
Casino licenses	29,348	29,331
Trademarks	1,530	1,494
Total indefinite-lived intangible assets	30,878	30,825
Total intangible assets, net	$43,947	$44,771

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

Amounts in thousands	Balance at January 1, 2023	Amortization	Balance at March 31, 2023
United States	$1,638	$(59)	$1,579

As of March 31, 2023, estimated amortization expense of the Mountaineer trademark over the next five years was as follows:

Amounts in thousands
2023	$178
2024	237
2025	237
2026	237
2027	237
Thereafter	453
$1,579

The weighted-average amortization period of the Mountaineer trademark is 6.7 years.

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

Amounts in thousands	Balance at January 1, 2023	Currency translation	Balance at March 31, 2023
Poland	$1,386	$36	$1,422
Corporate and Other	108	—	108
	$1,494	$36	$1,530

Casino Licenses: Finite-Lived

As of March 31, 2023, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2023	Amortization	Currency translation	Balance at March 31, 2023
Poland	$909	$(112)	$21	$818

As of March 31, 2023, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2023	$320
2024	221
2025	97
2026	72
2027	72
Thereafter	36
$818

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

Amounts in thousands	Balance at January 1, 2023	Currency translation	Balance at March 31, 2023
United States	$17,962	$—	$17,962
Canada	11,369	17	11,386
	$29,331	$17	$29,348

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

Amounts in thousands	Balance at January 1, 2023	Amortization	Balance at March 31, 2023
United States	$11,399	$(727)	$10,672

As of March 31, 2023, estimated amortization expense for the player’s club lists over the next four years was as follows:

Amounts in thousands
2023	$2,183
2024	2,910
2025	2,910
2026	2,669
$10,672

The weighted-average amortization period for the player’s club lists is 3.7 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2023 and December 31, 2022 consisted of the following:

Amounts in thousands	March 31, 2023		December 31, 2022
Credit agreement - Goldman	$346,500	10.62%	$347,375	8.45%
UniCredit term loans	4,265	3.24%	4,661	3.17%
Financing obligation - CDR land lease	14,410	14.25%	14,388	15.05%
Total principal	$365,175	10.67%	$366,424	8.72%
Deferred financing costs	(16,170)		(16,844)
Total long-term debt	$349,005		$349,580
Less current portion	(5,222)		(5,322)
Long-term portion	$343,783		$344,258

Goldman Credit Agreement

On April 1, 2022, the Company entered into a Credit Agreement (the “Goldman Credit Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaced the Macquarie Credit Agreement discussed below. The Goldman Credit Agreement provides for a $350.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Facility”). As of March 31, 2023, the outstanding balance of the Term Loan was $346.5 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Credit Agreement to fund the Smooth Bourbon Acquisition, for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement, to fund the Acquisition Escrow and for related fees and expenses.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of less than $0.1 million were recorded as interest expense in the consolidated statements of (loss) earnings for the three months ended March 31, 2023.

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

The Goldman Credit Agreement provides that the Term Loan may be prepaid without a premium or penalties.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all applicable financial covenants under the Goldman Credit Agreement as of March 31, 2023.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million for the three months ended March 31, 2023. These costs are included in interest expense in the condensed consolidated statement of (loss) earnings for the three months ended March 31, 2023.

Credit Agreement – Macquarie Capital

In December 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto (the “Macquarie Credit Agreement”). The Macquarie Credit Agreement replaced the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provided for a $170.0 million term loan (the “Macquarie Term Loan”) and a $10.0 million Revolving Facility (the “Macquarie Revolving Facility”). The Macquarie Revolving Facility included up to $5.0 million available for the issuance of letters of credit. The Company used proceeds from the Macquarie Term Loan to fund the acquisition of Mountaineer, Cape Girardeau and Caruthersville (the “Acquired Casinos”), for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In connection with the Goldman Credit Agreement, the Macquarie Term Loan was repaid on April 1, 2022 and the Macquarie Credit Agreement was terminated.

Commitment fees related to the Macquarie Revolving Facility of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of (loss) earnings for the three months ended March 31, 2022. The Company amortized $0.4 million for the three months ended March 31, 2022 relating to Macquarie Credit Agreement deferred financing costs. These costs are included in interest expense in the condensed consolidated statements of (loss) earnings for the three months ended March 31, 2022.

Casinos Poland

CPL’s PLN 2.5 million term loan with mBank was paid in full in September 2022. The term loan bore an interest rate of 1-month WIBOR plus 1.90%. CPL’s PLN 10.0 million short-term line of credit was amended in April 2022, and the PLN 2.5 million that was available for cash borrowing was removed from the line of credit. The short term line of credit was terminated in October 2022.

As of March 31, 2023, CPL had a short-term line of credit with mBank used to finance current operations. The line of credit has a borrowing capacity of PLN 5.0 million bearing an interest rate of overnight WIBOR plus 2.00%. As of March 31, 2023, the credit facility had no outstanding balance and PLN 5.0 million ($1.2 million based on the exchange rate in effect on March 31, 2023) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The line of credit was amended in April 2023 to extend the line of credit through May 30, 2023 while negotiations for an additional one year extension are completed.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.8 million based on the exchange rate in effect on March 31, 2023). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on March 31, 2023) with mBank and will terminate in June 2024 and January 2026, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect on March 31, 2023) in deposits for this purpose as of March 31, 2023. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of March 31, 2023, CRM had two credit agreements with UniCredit (the “UniCredit Term Loans”).

The first credit agreement (“UniCredit Term Loan 1”) is a GBP 2.0 million term loan used for construction and fitting out of Century Casino Bath, a casino in Bath, England that the Company closed in March 2020. In November 2021, the Company amended the UniCredit Term Loan 1 to convert it into a USD term loan beginning December 31, 2021. The term loan matures September 30, 2023 and bears interest at LIBOR plus 1.625%. If LIBOR is not available, the interest rate will be determined based on a quoted rate from leading banks in the London interbank market. As of March 31, 2023, the amount outstanding on UniCredit Term Loan 1 was $0.3 million. CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

The second credit agreement (“UniCredit Term Loan 2”) is a EUR 6.0 million term loan converted from a $7.4 million line of credit in June 2021. In August 2018, CRM entered into a loan agreement with UniCredit for a revolving line of credit to be used for acquisitions and capital expenditures at the Company’s existing operations or new operations. In March 2020, CRM borrowed $7.4 million with a 12 month term under the UniCredit Agreement. In March 2021, the term of the line of credit was extended to June 2021, when it was converted into UniCredit Term Loan 2. The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of March 31, 2023, the amount outstanding was EUR 3.7 million ($4.0 million based on the exchange rate in effect on March 31, 2023) and the Company had no further borrowings available. UniCredit Term Loan 2 is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. In March 2023, the Company amended the land lease to extend the first option date from July 1, 2023 to September 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of March 31, 2023, the outstanding balance on the financing obligation was CAD 19.5 million ($14.4 million based on the exchange rate in effect on March 31, 2023).

As of March 31, 2023, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Goldman Credit Agreement	UniCredit Term Loans	Century Downs Land Lease	Total
2023	$2,625	$1,359	$—	$3,984
2024	3,500	1,453	—	4,953
2025	3,500	1,453	—	4,953
2026	3,500	—	—	3,500
2027	3,500	—	—	3,500
Thereafter	329,875	—	14,410	344,285
Total	$346,500	$4,265	$14,410	$365,175

6.LONG-TERM FINANCING OBLIGATION

In December 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into the sale and leaseback transaction for the Acquired Casino properties. The Tenant entered into the Master Lease with the Landlord to lease the real estate assets of the Acquired Casinos. The Master Lease does not transfer control of the Acquired Casino properties to VICI PropCo subsidiaries. On December 1, 2022, the Master Lease was amended (the “Master Lease Amendment”) to provide for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease and (iii) other related modifications.

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

The fair values of the real estate assets and the related failed sale-leaseback financing obligation were estimated based on the present value of the estimated future payments over the term plus renewal options of 35 years, using an imputed discount rate of approximately 10.1%. The value of the failed sale-leaseback financing obligation is dependent upon assumptions regarding the amount of the payments and the estimated discount rate of the payments required by a market participant.

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

The rent payable under the Master Lease, as amended by the Master Lease Amendment on December 1, 2022, is:

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

The estimated future payments include the payments and adjustments to reflect estimated payments as described in the Master Lease, including an annual escalator of up to 1.0125%. The estimated future payments are not adjusted for increases based on the CPI. Rent adjusted for CPI for the year ended December 31, 2023 is estimated to be $27.5 million, excluding the increased rent due to the Rocky Gap Acquisition discussed below.

Total payments and interest expense related to the Master Lease for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2023	2022
Payments made	$6,866	$4,250
Interest expense on financing obligation	$7,120	$7,008

The estimated future payments related to the Master Lease financing obligation with the Landlord at March 31, 2023 were as follows:

Amounts in thousands
2023	$17,214
2024	26,144
2025	26,471
2026	26,802
2027	27,137
Thereafter	875,958
Total payments	999,726
Less imputed interest	(743,060)
Residual value	28,492
Total	$285,158

As discussed in Note 1, pursuant to a real estate purchase agreement, dated August 24, 2022, VICI PropCo Buyer agreed to acquire the real estate assets relating to Rocky Gap for approximately $203.9 million. In connection with the Rocky Gap Acquisition, the Tenant and Landlord will enter into an amendment to the Master Lease to (i) add Rocky Gap to the Master Lease, (ii) provide for an initial annual rent for Rocky Gap of approximately $15.5 million and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

7.COMMITMENTS AND CONTINGENCIES

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

8.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the three months ended March 31, 2023, the Company recognized an income tax expense of $1.6 million on pre-tax earnings of $4.7 million, representing an effective income tax rate of 34.9% compared to income tax expense of $1.4 million on pre-tax earnings of $4.1 million, representing an effective income tax rate of 34.6% for the same period in 2022.

For the three months ended March 31, 2023, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the three months ended March 31, 2023.

A number of items caused the effective income tax rate for the three months ended March 31, 2023 to differ from the US federal statutory income tax rate of 21%, including taxation of global intangible low-tax income (GILTI) in the United States, a 23% statutory tax rate in Canada, certain nondeductible business expenses in Poland, and various exchange rate benefits. As of March 31, 2023, the Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd.

Additionally, the Company has unrecognized tax benefits of $0.5 million due to the Company’s ability to utilize pre-acquisition net operating losses. The Company received notification of an examination by Canada Revenue Agency, and it will assess the ability to recognize the $0.5 million in tax benefits upon completion of the examination. The Company believes that the examination will not conclude until 2024.

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2023	2022
Weighted average common shares, basic	30,056	29,661
Dilutive effect of stock options	—	1,674
Weighted average common shares, diluted	30,056	31,335

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2023	2022
Stock options	2,545	2,445

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three months ended March 31, 2023 and 2022.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and 2022.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months
	ended March 31,
Amounts in thousands	2023	2022
Revenue from contracts with customers	$108,508	$103,103
Cost recovery income	3,501	1,938
Century Casino Calgary sale earn out revenue	574	—
Total revenue	$112,583	$105,041

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

	For the three months ended March 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$58,393	$10,598	$25,249	$57	$94,297
Pari-mutuel, sports betting and iGaming	1,282	2,103	—	—	3,385
Hotel	2,403	119	—	—	2,522
Food and beverage	3,110	2,426	231	—	5,767
Other	1,181	1,257	99	—	2,537
Net operating revenue	$66,369	$16,503	$25,579	$57	$108,508

	For the three months ended March 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$58,245	$9,976	$21,625	$30	$89,876
Pari-mutuel, sports betting and iGaming	963	2,467	—	—	3,430
Hotel	1,990	84	—	—	2,074
Food and beverage	2,934	1,914	190	—	5,038
Other	1,116	1,558	9	2	2,685
Net operating revenue	$65,248	$15,999	$21,824	$32	$103,103

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $1.1 million for each of the three months ended March 31, 2023 and 2022, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended March 31, 2023		ended March 31, 2022
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,351	$2,417	$1,269	$2,986
Closing	638	2,185	586	2,937
Decrease	$(713)	$(232)	$(683)	$(49)

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

The components of lease expense were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2023	2022
Operating lease expense	$1,334	$1,386

Finance lease expense:
Amortization of right-of-use assets	$24	$42
Interest on lease liabilities	9	5
Total finance lease expense	$33	$47

Variable lease expense	$293	$454

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the three months ended
	March 31,
Amounts in thousands	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$9	$4
Operating cash flows from operating leases	1,249	1,344
Financing cash flows from finance leases	38	41

Right-of-use assets obtained in exchange for operating lease liabilities	$48	$—

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	March 31, 2023	December 31, 2022
Operating leases
Leased right-of-use assets, net	$24,532	$27,190

Current portion of operating lease liabilities	3,768	3,947
Operating lease liabilities, net of current portion	23,642	26,016
Total operating lease liabilities	27,410	29,963

Finance leases
Finance lease right-of-use assets, gross	768	764
Accumulated depreciation	(202)	(175)
Property and equipment, net	566	589

Current portion of finance lease liabilities	150	150
Finance lease liabilities, net of current portion	363	399
Total finance lease liabilities	513	549

Weighted-average remaining lease term
Operating leases	10.0 years	10.5 years
Finance leases	3.3 years	3.6 years

Weighted-average discount rate
Operating leases	6.4%	4.9%
Finance leases	7.0%	7.0%

Maturities of lease liabilities as of March 31, 2023 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2023	$3,948	$137
2024	4,572	178
2025	3,497	161
2026	3,213	85
2027	3,201	15
Thereafter	20,913	—
Total lease payments	39,344	576
Less imputed interest	(11,934)	(63)
Total	$27,410	$513

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
Corporate Other (3)

(1)Includes The Farmstead.

(2)The Company operated Century Sports through February 10, 2022. See Note 1.

(3)The Company’s equity investment in Smooth Bourbon is included in the Corporate Other reporting unit.

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended March 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$66,369	$16,503	$25,579	$57	$108,508

Earnings (loss) before income taxes	$7,151	$6,989	$2,992	$(12,478)	$4,654

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,375	$1,867	$1,574	$(10,059)	$(1,243)
Interest expense (income), net (2)	7,119	523	(95)	9,957	17,504
Income taxes (benefit)	1,776	1,634	632	(2,419)	1,623
Depreciation and amortization	5,032	1,127	635	61	6,855
Net earnings attributable to non-controlling interests	—	3,488	786	—	4,274
Non-cash stock-based compensation	—	—	—	736	736
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	—	(4,085)	(254)	7	(4,332)
Loss on disposition of fixed assets	470	3	1	5	479
Acquisition costs	—	—	—	158	158
Adjusted EBITDA	$19,772	$4,557	$3,279	$(1,554)	$26,054

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations.

(2)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.9 million and $0.5 million, respectively, for the period presented.

(3)Includes $0.6 million related to the earn out from the sale of casino operations in Calgary in 2020 and cost recovery income for CDR.

	For the three months ended March 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$65,248	$15,999	$21,824	$32	$103,103

Earnings (loss) before income taxes	$8,521	$1,944	$1,955	$(8,276)	$4,144

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,521	$(703)	$931	$(8,531)	$218
Interest expense (income), net (2)	7,007	567	(13)	3,233	10,794
Income taxes	—	622	558	255	1,435
Depreciation and amortization	4,768	1,225	681	121	6,795
Net earnings attributable to non-controlling interests	—	2,025	466	—	2,491
Non-cash stock-based compensation	—	—	—	673	673
Loss (gain) on foreign currency transactions and cost recovery income (3)	—	243	18	(12)	249
Loss on disposition of fixed assets	19	15	3	—	37
Acquisition costs	—	—	—	1,132	1,132
Adjusted EBITDA	$20,315	$3,994	$2,644	$(3,129)	$23,824

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

14.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into an agreement for general contracting services with Marnell, with which the Company owns 50% of Smooth Bourbon. The Company has prepaid less than $0.1 million to Marnell related to design work for a future capital improvement project at the Nugget. This amount is reported in prepaid expenses on the Company’s condensed consolidated balance sheet for the three months ended March 31, 2023. The Company also has a liability of $0.4 million related to construction performed by Marnell in accrued liabilities on its condensed consolidated balance sheets for the three months ended March 31, 2022 and the year ended December 31, 2022.

The Company has also entered into certain consulting agreements with Marnell for services after the acquisition of Nugget is completed. No services were performed under the agreements during the three months ended March 31, 2023 or 2022, respectively.

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its condensed consolidated financial statements and related notes.

On April 3, 2023, the Company completed its previously announced acquisition of 100% of the membership interests in Nugget for an aggregate purchase price of approximately $100.0 million (subject to adjustment based on Nugget’s working capital and cash at closing). The OpCo Acquisition was financed with funds from the Acquisition Escrow previously borrowed under the Goldman Credit Agreement.

Nugget did not contribute any net operating revenue or net (loss) earnings attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2023. The Company is currently completing the fair value assessment of the acquired operations and, as such, the fair value of assets and liabilities of Nugget that will be recognized has not been disclosed.

The Company has incurred acquisition costs related to the OpCo Acquisition of approximately less than $0.1 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The costs include legal and accounting fees and have been recorded as general and administrative expenses on the Company’s condensed consolidated statement of (loss) earnings.

The Company is currently completing the fair value assessment of the acquired operations and, as such, adjustments to Nuggets operating results based on the fair value of assets and liabilities of Nugget as if the OpCo Acquisition had occurred at the beginning of the earliest comparable period presented have not been disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

(3)Our equity investment in Smooth Bourbon is included in the Corporate Other reporting unit.

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

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of March 31, 2023, CPL owned and operated eight casinos throughout Poland. The following table summarizes information about CPL’s casinos as of March 31, 2023.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2028	70	37
Warsaw	Hilton Hotel	July 2024	70	26
Warsaw	LIM Center	June 2025	65	4
Bielsko-Biala	Hotel President	October 2023	49	5
Katowice	Park Inn by Radisson	October 2023	70	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	20
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	69	10

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

Through our wholly owned subsidiary Century Nevada Acquisition, Inc., we have a 50% equity interest in Smooth Bourbon. We report this interest as an equity investment. See Note 3, “Equity Investment,” to our condensed consolidated financial statements in Part I, Item 1 of this report.

As of March 31, 2023, we also had a concession agreement for one ship-based casino. The agreement ended on April 16, 2023. See “Corporate and Other” below.

Recent Developments Related to COVID-19

Since the inception of the COVID-19 pandemic in March 2020, our casinos varied their operations based on the governmental health and safety requirements in the jurisdictions in which they are located. The COVID-19 pandemic impacted our results of operations in 2020 and the first half of 2021, and into the first quarter of 2022 for our Canada properties. Currently, our operations have no health and safety requirements for entry and few other COVID-19 related restrictions. The duration and impact of the COVID-19 pandemic remains uncertain. We cannot predict the negative impacts that COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on us. The effects of COVID-19, ongoing governmental health and safety requirements and any future closures could have a material impact on us. We will continue to monitor our liquidity and make reductions to marketing and operating expenditures, where possible, if future government mandates or closures are required that would have an adverse impact on us.

Other Projects and Developments

Nugget Casino Resort in Sparks, Nevada

In February 2022, we entered into a definitive agreement with Marnell, pursuant to which we, through a newly formed subsidiary, agreed to purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, and (ii) 100% of the membership interests in Nugget. Nugget owns and operates the Nugget Casino Resort in Sparks, Nevada, and Smooth Bourbon owns the real property on which the casino is located.

We purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million at the First Closing on April 1, 2022. We used approximately $29.3 million of cash on hand and borrowings under the Goldman Credit Agreement in connection with the First Closing. We purchased 100% of the membership interests in Nugget for approximately $100.0 million (subject to certain adjustments) at the Second Closing on April 3, 2023. Following the Second Closing, we own the operating assets of Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. We also have a five-year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million.

Rocky Gap Casino Resort in Flintstone, Maryland

On August 24, 2022, we entered into a definitive agreement with Lakes Maryland, Golden, and VICI PropCo, pursuant to which we agreed to acquire the operations of Rocky Gap for approximately $56.1 million subject to the conditions and terms set forth therein. Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts and VICI PropCo Buyer, VICI PropCo Buyer agreed to acquire the real estate assets relating to Rocky Gap for approximately $203.9 million, subject to the conditions and terms set forth therein. In connection with the closing of this transaction, one of our subsidiaries and a subsidiary of VICI PropCo will enter into an amendment to the Master Lease to (i) add Rocky Gap to the Master Lease, (ii) provide for an initial annual rent for Rocky Gap of approximately $15.5 million, and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five-year renewal options). On April 27, 2023, we were approved for a gaming license by the Maryland State Lottery & Gaming Control Agency. Additional regulatory approvals are required prior to the Rocky Gap Acquisition closing, which is expected to occur in the summer of 2023.

Recent Developments Related to Century Casino Caruthersville

On October 26, 2022, the MGC approved the relocation of the casino at Century Casino Caruthersville from the riverboat and the barge to a land-based pavilion until the new land-based casino and hotel discussed below are completed. On October 13, 2022, the riverboat, which had operated since 1994, had to be closed as it was no longer accessible from the barge because of record low water levels in the Mississippi River. Prior to its closure, the riverboat casino had 519 slot machines and seven table games. From October 2022 to December 2022, Caruthersville operated the casino from the barge with 299 slot machines and four table games. The move to the pavilion, which has 424 slot machines and six table games, was completed in late December 2022. The pavilion building will not be affected by water levels and is protected by a flood wall. The pavilion provides for easier access to the casino for customers, and we anticipate it will bring operating efficiencies and cost savings. We have not experienced a negative impact on results following the move to the pavilion and have had a positive reaction from customers. The riverboat and barge were removed on February 25, 2023.

Caruthersville Land-Based Casino

We are building a new land-based casino with a small hotel. We estimate the project will cost $51.9 million. Construction started in December 2022 with completion expected in the second half of 2024. We plan to finance the cost of this project with financing provided by VICI PropCo. To finance the Caruthersville project, we entered into an amendment to the Master Lease with VICI PropCo. Following completion, VICI PropCo will own the real estate improvements associated with the Caruthersville project. As of March 31, 2023, we have received $10.9 million from VICI PropCo and have spent $5.4 million of those funds on this project.

Caruthersville Hotel

In July 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The completely renovated hotel called The Farmstead opened on October 30, 2022 with a grand opening held in December 2022. The total cost of the project was $3.6 million.

Cape Girardeau Hotel

We are building a hotel at our Cape Girardeau location. The hotel is planned as a six-story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. Construction on this project began in September 2022 and is expected to be completed in the first half of 2024. We estimate the project will cost $30.5 million, and we plan to finance this cost with cash on hand. As of March 31, 2023, we have spent $7.1 million on this project.

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

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2023	2022	% Change
Canadian dollar (CAD)	1.3523	1.2669	(6.7%)
Euros (EUR)	0.9324	0.8909	(4.7%)
Polish zloty (PLN)	4.3913	4.1182	(6.6%)
Source: Xe Currency Converter

We recognize in our condensed consolidated statements of (loss) earnings foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,			%
Amounts in thousands	2023	2022	Change	Change
Gaming Revenue	$94,297	$89,876	$4,421	4.9%
Pari-mutuel, Sports Betting and iGaming Revenue	3,385	3,430	(45)	(1.3%)
Hotel Revenue	2,522	2,074	448	21.6%
Food and Beverage Revenue	5,767	5,038	729	14.5%
Other Revenue	2,537	2,685	(148)	(5.5%)
Net Operating Revenue	108,508	103,103	5,405	5.2%
Gaming Expenses	(48,062)	(44,749)	3,313	7.4%
Pari-mutuel, Sports Betting and iGaming Expenses	(3,712)	(3,768)	(56)	(1.5%)
Hotel Expenses	(797)	(642)	155	24.1%
Food and Beverage Expenses	(5,645)	(4,979)	666	13.4%
General and Administrative Expenses	(26,702)	(26,971)	(269)	(1.0%)
Depreciation and Amortization	(6,855)	(6,795)	60	0.9%
Gain on Sale of Casino Operations	574	—	574	100.0%
Loss on Sale of Assets	—	(2,154)	(2,154)	(100.0%)
Total Operating Costs and Expenses	(91,199)	(90,058)	1,141	1.3%
Earnings from Equity Investment	1,091	—	1,091	100.0%
Earnings from Operations	18,400	13,045	5,355	41.1%

Income Tax Expense	(1,623)	(1,435)	188	13.1%
Non-Controlling Interest	(4,274)	(2,491)	1,783	71.6%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(1,243)	218	(1,461)	(670.2%)
Adjusted EBITDA (1)	$26,054	$23,824	$2,230	9.4%

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(0.04)	$0.01	$(0.05)	(500.0%)
Diluted	$(0.04)	$0.01	$(0.05)	(500.0%)

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net (loss) earnings attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

Calgary – In February 2022, we sold the land and building that we owned in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022). We recorded a loss on the sale of the land and building of CAD 2.7 million ($2.2 million based on the average exchange rate for the month ended February 28, 2022). In March 2023, we received an earn out payment of CAD 0.8 million ($0.6 million based on the exchange rate on March 31, 2023) related to our 2020 sale of the Calgary casino operations.

COVID-19 (Canada) – Through early February 2022 we required customers to provide proof of vaccination, a negative rapid test result or an original medical exemption letter for entry to comply with a government mandate. In accordance with a government mandate, all customers and employees were required to wear masks while indoors through early March 2022.

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

Pari-Mutuel

Pari-mutuel revenue includes live racing, export, advanced deposit wagering and off-track betting. Pari-mutuel expense relates to the revenue above and the operation of our racetracks.

Results of Operations

Net operating revenue increased by $5.4 million, or 5.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

•United States increased by $1.1 million, or 1.7%.

•Canada increased by $0.5 million, or 3.2%.

•Poland increased by $3.8 million, or 17.2%.

•Corporate and Other remained constant.

Operating costs and expenses increased by $1.1 million, or 1.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Following is a breakout of operating costs and expenses by segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

•United States increased by $2.4 million, or 4.8%.

•Canada decreased by ($2.9) million, or (18.8%).

•Poland increased by $3.1 million, or 15.5%.

•Corporate and Other decreased by ($1.4) million, or (27.8%).

Earnings from operations increased by $5.4 million, or 41.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

•United States decreased by ($1.3) million, or (8.1%).

•Canada increased by $3.4 million, or 566.8%.

•Poland increased by $0.7 million, or 34.8%.

•Corporate and Other increased by $2.5 million, or 50.1%.

Net earnings attributable to Century Casinos, Inc. shareholders decreased by ($1.5) million, or (670.2%), for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Items deducted from or added to earnings from operations to arrive at net earnings attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interest. Net earnings attributable to Century Casinos, Inc. shareholders decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily because interest expense increased by $6.8 million as a result of an additional $176.9 million in principal debt as of March 31, 2023 under the Goldman Credit Agreement compared to the principal debt as of March 31, 2022 under the Macquarie Credit Agreement. This included approximately $2.6 million of additional interest expense from interest on the $100.0 million in escrow to fund the OpCo Acquisition without the benefit of net income from the Nugget Casino.

For a discussion of the factors that impacted each reportable segment, please see “Reportable Segments” below.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended March 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,375	$1,867	$1,574	$(10,059)	$(1,243)
Interest expense (income), net (1)	7,119	523	(95)	9,957	17,504
Income taxes (benefit)	1,776	1,634	632	(2,419)	1,623
Depreciation and amortization	5,032	1,127	635	61	6,855
Net earnings attributable to non-controlling interests	—	3,488	786	—	4,274
Non-cash stock-based compensation	—	—	—	736	736
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	—	(4,085)	(254)	7	(4,332)
Loss on disposition of fixed assets	470	3	1	5	479
Acquisition costs	—	—	—	158	158
Adjusted EBITDA	$19,772	$4,557	$3,279	$(1,554)	$26,054

(1)Expense of $7.1 million related to the Master Lease is included in interest expense (income), net in the United States segment. Expense of $0.5 million related to the CDR land lease is included in interest expense (income), net in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.9 million and $0.5 million, respectively, for the period presented.

(2)Includes $0.6 million related to the earn out payment from the sale of casino operations in Calgary in 2020 and cost recovery income for CDR.

	For the three months ended March 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,521	$(703)	$931	$(8,531)	$218
Interest expense (income), net (1)	7,007	567	(13)	3,233	10,794
Income taxes	—	622	558	255	1,435
Depreciation and amortization	4,768	1,225	681	121	6,795
Net earnings attributable to non-controlling interests	—	2,025	466	—	2,491
Non-cash stock-based compensation	—	—	—	673	673
Loss (gain) on foreign currency transactions and cost recovery income (2)	—	243	18	(12)	249
Loss on disposition of fixed assets	19	15	3	—	37
Acquisition costs	—	—	—	1,132	1,132
Adjusted EBITDA	$20,315	$3,994	$2,644	$(3,129)	$23,824

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

Amounts in thousands	March 31, 2023	March 31, 2022
Total long-term debt, including current portion	$349,005	$180,995
Deferred financing costs	16,170	7,304
Total principal	$365,175	$188,299
Less: Cash and cash equivalents	$102,707	$117,217
Net Debt	$262,468	$71,082

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months
	ended March 31,			%
Amounts in thousands	2023	2022	Change	Change
Gaming Revenue	$58,393	$58,245	$148	0.3%
Pari-mutuel, Sports Betting and iGaming Revenue	1,282	963	319	33.1%
Hotel Revenue	2,403	1,990	413	20.8%
Food and Beverage Revenue	3,110	2,934	176	6.0%
Other Revenue	1,181	1,116	65	5.8%
Net Operating Revenue	66,369	65,248	1,121	1.7%
Gaming Expenses	(29,662)	(29,055)	607	2.1%
Pari-mutuel, Sports Betting and iGaming Expenses	(631)	(467)	164	35.1%
Hotel Expenses	(733)	(596)	137	23.0%
Food and Beverage Expenses	(2,542)	(2,486)	56	2.3%
General and Administrative Expenses	(13,499)	(12,348)	1,151	9.3%
Depreciation and Amortization	(5,032)	(4,768)	264	5.5%
Total Operating Costs and Expenses	(52,099)	(49,720)	2,379	4.8%
Earnings from Operations	14,270	15,528	(1,258)	(8.1%)

Income Tax Expense	(1,776)	—	1,776	100.0%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	5,375	8,521	(3,146)	(36.9%)
Adjusted EBITDA	$19,772	$20,315	$(543)	(2.7%)

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

We operate an internet and mobile interactive gaming application in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue.

There are two potential competing casinos that may open in the Central City, Colorado market in 2024. An increase in competitors could have a negative impact on our results of operations in Central City.

The table below provides results by operating segment within the United States reportable segment.

	For the three months
	ended March 31,			%
Amounts in millions	2023	2022	Change	Change
Net Operating Revenue
Colorado	$10.6	$10.3	$0.3	3.1%
West Virginia	26.7	26.3	0.4	1.4%
Missouri	29.1	28.7	0.4	1.5%
Total United States	66.4	65.3	1.1	1.7%

Operating Costs and Expenses (1)
Colorado	$7.5	$7.1	$0.4	5.6%
West Virginia	22.7	22.0	0.7	3.2%
Missouri	16.8	15.9	0.9	5.7%
Total United States	47.0	45.0	2.0	4.4%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended March 31, 2023 and 2022

The following discussion highlights results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Colorado – Net operating revenue increased due to revenue from the third sports betting app that launched in September 2022. Operating expenses increased due to increased payroll costs, maintenance costs, supply costs and gaming-related expenses.

West Virginia – Net operating revenue increased from increased hotel revenue due to increased hotel occupancy and room rates. Operating expenses increased due to increased gaming-related expenses and insurance costs.

Missouri – Net operating revenue increased due to increased gaming revenue at Cape Girardeau and hotel revenue from The Farmstead, which opened in October 2022. We moved our Caruthersville casino from the riverboat and barge to a temporary land-based location in December 2022 due to record low water levels in the Mississippi River. The temporary casino location holds fewer machines than the riverboat; however, gaming revenue remained constant quarter over quarter. Operating expenses increased due to increased payroll and marketing costs and expenses related to disposing of assets after terminating operations from the riverboat and barge.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months
	ended March 31,			%
Amounts in thousands	2023	2022	Change	Change
Gaming Revenue	$10,598	$9,976	$622	6.2%
Pari-mutuel, Sports Betting and iGaming Revenue	2,103	2,467	(364)	(14.8%)
Hotel Revenue	119	84	35	41.7%
Food and Beverage Revenue	2,426	1,914	512	26.8%
Other Revenue	1,257	1,558	(301)	(19.3%)
Net Operating Revenue	16,503	15,999	504	3.2%
Gaming Expenses	(2,257)	(2,217)	40	1.8%
Pari-mutuel, Sports Betting and iGaming Expenses	(3,081)	(3,301)	(220)	(6.7%)
Hotel Expenses	(64)	(46)	18	39.1%
Food and Beverage Expenses	(2,182)	(1,767)	415	23.5%
General and Administrative Expenses	(4,365)	(4,689)	(324)	(6.9%)
Depreciation and Amortization	(1,127)	(1,225)	(98)	(8.0%)
Gain on Sale of Casino Operations	574	—	574	100.0%
Loss on Sale of Assets	—	(2,154)	(2,154)	(100.0%)
Total Operating Costs and Expenses	(12,502)	(15,399)	(2,897)	(18.8%)
Earnings from Operations	4,001	600	3,401	566.8%

Income Tax Expense	(1,634)	(622)	1,012	162.7%
Non-Controlling Interest	(3,488)	(2,025)	1,463	72.2%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	1,867	(703)	2,570	365.6%
Adjusted EBITDA	$4,557	$3,994	$563	14.1%

In February 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports, which impacts comparability of the Calgary operating segment in 2022. In March 2023, we received an earn out payment of CAD 0.8 million ($0.6 million based on the exchange rate on March 31, 2023) related to the 2020 sale of our Calgary casino operations.

The AGLC approved the relocation of a competing casino to a new site approximately eight miles south of Century Downs that opened in late November 2022. Competition from this casino has had a negative impact on financial results at this location. In addition, in January 2022, the AGLC removed the moratorium on gaming facilities. While we do not expect new gaming facilities in the markets in which we operate, an increase in competitors could have a negative impact on our results of operations in Alberta.

On February 28, 2023, the AGLC approved a temporary increase from 15% of slot machine net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. The increase in the slot machine net sales retention percentage is expected to have a positive impact on net operating revenue and results of operations at our Canadian properties.

Results in US dollars were impacted by a (6.7%) decrease in the average exchange rate between the US dollar and Canadian dollar for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The tables below provide results by operating segment within the Canada reportable segment.

	For the three months
	ended March 31,			%
Amounts in CAD, in millions	2023	2022	Change	Change
Net Operating Revenue
Edmonton	$16.2	$13.6	$2.6	18.8%
Calgary	6.2	6.7	(0.5)	(7.5%)
Total Canada	22.4	20.3	2.1	10.2%

Operating Costs and Expenses (1)
Edmonton	$12.4	$11.2	$1.2	10.7%
Calgary	3.0	4.0	(1.0)	(25.0%)
Total Canada	15.4	15.2	0.2	1.3%

	For the three months
	ended March 31,			%
Amounts in USD, in millions	2023	2022	Change	Change
Net Operating Revenue
Edmonton	$11.9	$10.7	$1.2	11.3%
Calgary	4.6	5.3	(0.7)	(13.4%)
Total Canada	16.5	16.0	0.5	3.2%

Operating Costs and Expenses (1)
Edmonton	$9.1	$8.9	$0.2	2.2%
Calgary	2.8	3.2	(0.4)	(12.5%)
Total Canada	11.9	12.1	(0.2)	(1.7%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization and gain on sale of casino operations and loss on sale of assets.

Three Months Ended March 31, 2023 and 2022

The following discussion highlights results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Explanations below are provided based on CAD results.

Through early February 2022 we required customers to provide proof of vaccination, a negative rapid test result or an original medical exemption letter for entry to comply with a government mandate. In accordance with a government mandate, all customers and employees were required to wear masks while indoors through early March 2022.

Edmonton – Revenue increased at all of our Edmonton locations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the COVID-19 restrictions lifting. We continue to see a positive impact in the number of customers coming to our casinos and in operating results. Operating costs and expenses increased due to increased payroll and marketing costs and cost of goods sold.

Calgary – Gaming revenue decreased at Century Downs by (CAD 0.2 million), or (5.3%), ($0.4 million, or 11.3%), due to a competitor opening close to the casino in November 2022. The sale of the land and building ceasing operations at Century Sports contributed to a decrease in net operating revenue of (CAD 0.3 million) ($0.3 million) and decreased operating costs and expenses of (CAD 0.3 million) ($0.2 million) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months
	ended March 31,			%
Amounts in thousands	2023	2022	Change	Change
Gaming Revenue	$25,249	$21,625	$3,624	16.8%
Food and Beverage Revenue	231	190	41	21.6%
Other Revenue	99	9	90	1000.0%
Net Operating Revenue	25,579	21,824	3,755	17.2%
Gaming Expenses	(16,101)	(13,450)	2,651	19.7%
Food and Beverage Expenses	(921)	(726)	195	26.9%
General and Administrative Expenses	(5,279)	(5,007)	272	5.4%
Depreciation and Amortization	(635)	(681)	(46)	(6.8%)
Total Operating Costs and Expenses	(22,936)	(19,864)	3,072	15.5%
Earnings from Operations	2,643	1,960	683	34.8%

Income Tax Expense	(632)	(558)	74	13.3%
Non-Controlling Interest	(786)	(466)	320	68.7%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,574	931	643	69.1%
Adjusted EBITDA	$3,279	$2,644	$635	24.0%

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

Results in US dollars were impacted by a (6.6%) decrease in the average exchange rate between the US dollar and Polish zloty for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The tables below provide results for the Poland reportable segment.

	For the three months
	ended March 31,			%
Amounts in PLN, in millions	2023	2022	Change	Change
Net Operating Revenue
Poland	$112.3	$90.2	$22.1	24.6%

Operating Costs and Expenses (1)
Poland	$97.9	$79.1	$18.8	23.8%

	For the three months
	ended March 31,			%
Amounts in USD, in millions	2023	2022	Change	Change
Net Operating Revenue
Poland	$25.6	$21.8	$3.8	17.2%

Operating Costs and Expenses (1)
Poland	$22.3	$19.2	$3.1	16.1%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended March 31, 2023 and 2022

The following discussion highlights results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Explanations below are provided based on PLN results.

Net operating revenue increased primarily due to increased gaming revenue. We saw an increase in revenue throughout 2022 and into 2023 as COVID-19 related travel restrictions lessened. Operating costs and expenses increased due to an increase in payroll costs and gaming-related expenses.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months
	ended March 31,			%
Amounts in thousands	2023	2022	Change	Change
Gaming Revenue	$57	$30	$27	90.0%
Other Revenue	—	2	(2)	(100.0%)
Net Operating Revenue	57	32	25	78.1%
Gaming Expenses	(42)	(27)	15	55.6%
General and Administrative Expenses	(3,559)	(4,927)	(1,368)	(27.8%)
Depreciation and Amortization	(61)	(121)	(60)	(49.6%)
Total Operating Costs and Expenses	(3,662)	(5,075)	(1,413)	(27.8%)
Earnings from Equity Investment	1,091	—	1,091	100.0%
Loss from Operations	(2,514)	(5,043)	2,529	50.1%

Income Tax Benefit (Expense)	2,419	(255)	(2,674)	(1048.6%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(10,059)	(8,531)	(1,528)	(17.9%)
Adjusted EBITDA	$(1,554)	$(3,129)	$1,575	50.3%

The following operations make up the reporting unit Cruise Ships & Other in the Corporate and Other reportable segment:

•As of March 31, 2023, we had a concession agreement with TUI Cruises for one ship-based casino. The agreement ended on April 16, 2023. The table below illustrates the ships operating during the three months ended March 31, 2023 and 2022.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Three Months Ended March 31, 2023 and 2022

The following discussion highlights results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net operating revenue remained constant due to the operation of one ship-based casino in each of the three months ended March 31, 2023 and 2022, as detailed in the table above.

General and administrative expenses decreased by ($1.4) million, or (27.8%), due primarily to decreased acquisition costs and insurance costs. Earnings from equity investment relates to income from our 50% membership interest in Smooth Bourbon.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months
	ended March 31,			%
Amounts in thousands	2023	2022	$ Change	Change
Interest Income	$145	$17	$128	752.9%
Interest Expense	(17,649)	(10,811)	6,838	63.3%
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	3,758	1,893	1,865	98.5%
Non-Operating (Expense) Income	$(13,746)	$(8,901)	$4,845	54.4%

Interest income

Interest income is directly related to interest earned on our cash reserves and the Acquisition Escrow.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Goldman Credit Agreement, Macquarie Credit Agreement, our financing obligation with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease. Interest expense increased as a result of an additional $176.9 million in principal debt as of March 31, 2023 under the Goldman Credit Agreement compared to the principal debt as of March 31, 2022 under the Macquarie Credit Agreement.

Gain on foreign currency transactions, cost recovery income and other

CDR received cost recovery income of $3.5 million for the three months ended March 31, 2023 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. Cost recovery income of $1.9 million was received by CDR for the three months ended March 31, 2022.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2023, we recognized income tax expense of $1.6 million on pre-tax income of $4.7 million, representing an effective income tax rate of 34.9%, compared to income tax expense of $1.4 million on pre-tax income of $4.1 million, representing an effective income tax rate of 34.6% for the same period in 2022. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the three months
	ended March 31,
Amounts in thousands	2023	2022
Net cash provided by operating activities	$12,280	$11,545
Net cash (used in) provided by investing activities	(10,791)	1,082
Net cash used in financing activities	(337)	(3,412)

Cash, cash equivalents and restricted cash (1)	$203,104	$117,433
Working capital (2)	$161,237	$80,157

(1)Cash, cash equivalents and restricted cash as of March 31, 2023 includes $100.2 million related to the Acquisition Escrow.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 consisted of $0.9 million for slot machine purchases and $0.2 million in gaming-related purchases in West Virginia, $4.3 million for our hotel project in Cape Girardeau, $3.2 million for our casino project in Caruthersville, $0.2 million for our stand-alone hotel project in Caruthersville, $0.3 million for slot machine purchases and $0.4 million for surveillance equipment at our Missouri properties, $0.1 million for slot machine purchases, $0.2 million in gaming-related purchases and $0.1 million in camera upgrades at our Colorado properties, $3.1 million in slot machine purchases in Poland, $0.4 million related to adding sportsbooks at our Canada properties and $0.3 million in other fixed asset additions at our properties, offset by $0.6 million in proceeds from the earn out related to the sale of casino operations in Calgary in 2020 and $2.3 million in dividends from Smooth Bourbon.

Net cash provided by investing activities for the three months ended March 31, 2022 consisted of $6.3 million in proceeds from the sale of the land and building in Calgary, offset by $1.5 million for slot machine purchases and $0.2 million in gaming-related purchases in West Virginia, $0.2 million for our hotel project in Cape Girardeau, $0.5 million for our casino project in Caruthersville, $0.6 million for our stand-alone hotel project in Caruthersville, $0.5 million for slot machine purchases at our Missouri properties, and $1.7 million in other fixed asset additions at our properties.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 consisted of $4.5 million in proceeds from borrowings net of principal payments, offset by $1.3 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $3.5 million in distributions to non-controlling interests in CDR.

Net cash used in financing activities for the three months ended March 31, 2022 consisted of $1.0 million in principal payments on borrowings, $0.4 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and a $2.0 million distribution to non-controlling interests in CDR.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of March 31, 2023, our total debt under bank borrowings and other agreements net of $16.2 million related to deferred financing costs was $349.0 million, of which $343.8 million was long-term debt and $5.2 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement and the UniCredit Term Loans. On April 1, 2022, we entered into the Goldman Credit Agreement which provides for a $350.0 million term loan and a $30.0 million revolving line of credit. We drew the $350.0 million under the Goldman Term Loan on April 1, 2022 and used the proceeds as well as approximately $29.3 million of cash on hand to fund the Smooth Bourbon Acquisition, repay the $166.2 million outstanding on the Macquarie Credit Agreement, fund $100.0 million of Acquisition Escrow for the Nugget Acquisition and for related fees and expenses. For a description of our debt agreements, see Note 5, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $262.5 million as of March 31, 2023 compared to $71.1 million as of March 31, 2022. The increase in Net Debt was primarily due to a $176.9 million increase in long-term debt related to the Goldman Credit Agreement. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2023 maturities of our debt:

Amounts in thousands
Goldman Credit Agreement (1)	UniCredit Term Loans	Century Downs Land Lease	Total
$2,625	$1,359	$—	$3,984

(1)The Term Loan under the Goldman Credit Agreement requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

Based on our current interest and Term Loan payment requirements under the Goldman Credit Agreement, we expect our cash payments under the Goldman Credit Agreement due for the remainder of 2023 will be approximately $31.0 million.

The following table lists the amount of remaining 2023 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$3,948	$137

Cash payments due under the Master Lease for the remainder of 2023 are $18.3 million, which includes a CPI increase and excludes the increased rent due to the Rocky Gap acquisition discussed below.

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2023. We did not repurchase any common stock during the three months ended March 31, 2023. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of March 31, 2023, we had $102.7 million in cash and cash equivalents compared to $101.8 million in cash and cash equivalents at December 31, 2022. As of March 31, 2023, we also had $100.2 million of restricted cash in the Acquisition Escrow to fund the purchase price for the OpCo Acquisition. The Acquisition Escrow was used to fund the OpCo Acquisition at the Second Closing on April 3, 2023. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of March 31, 2023, we had $30.0 million available on our Revolving Facility. In addition, we have generated cash from sales of existing casino operations and proceeds from the issuance of equity securities upon the exercise of stock options.

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

Planned Projects, the Nugget Acquisition, the Rocky Gap Acquisition and Sources of Liquidity

Planned capital expenditures for the remainder of 2023 include approximately $27.4 million in gaming equipment and renovations to various properties, including the Nugget, and security system upgrades. We are constructing a new land-based casino with a small hotel adjacent to and connected with the existing pavilion building at Century Casino Caruthersville. Construction began in December 2022 with completion expected in late 2024. We estimate this project will cost $51.9 million. The project is being financed with financing provided by VICI PropCo. As of March 31, 2023, we have received $10.9 million from VICI PropCo and have spent approximately $5.4 million of those funds on this project. We estimate that we will spend approximately $34.6 million on this project in the remainder of 2023, which will be financed by VICI PropCo. We are also building a hotel at our Cape Girardeau location. Construction began in September 2022 and is expected to be completed in the first half of 2024. We estimate this project will cost approximately $30.5 million. We plan to fund the project with cash on hand. As of March 31, 2023, we have spent approximately $7.1 million on this project. We estimate that we will spend approximately $22.5 million on this project in the remainder of 2023.

In February 2022, we entered into a definitive agreement to purchase (i) 50% of the membership interests in Smooth Bourbon, and (ii) 100% of the membership interests of Nugget. Nugget owns and operates the Nugget Casino Resort in Sparks, Nevada, and Smooth Bourbon owns the real property on which the casino is located. At the First Closing, on April 1, 2022, we purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million and Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million. We used approximately $29.3 million of cash on hand and borrowings under the Goldman Credit Agreement in connection with the First Closing. On April 3, 2023, we purchased 100% of the membership interests in Nugget for approximately $100.0 million (subject to certain adjustments) using the funds in Acquisition Escrow. We also have a five-year option to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $39.3 million of our total $102.7 million in cash and cash equivalents at March 31, 2023 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We may not be fully compensated to relocate the Nugget Casino and may be required to seek additional funding if the Nevada Department of Transportation (“NDOT”) project moves forward.

A majority of the casino floor at the Nugget Casino is located beneath Interstate 80 (“I-80”) in Sparks, Nevada. NDOT has discussed the possibility of expanding I-80, which would require us to rebuild the Nugget Casino on existing land owned by Smooth Bourbon and leased to Nugget. We anticipate that NDOT would compensate us to move the casino to a new location; however, the value that is determined by NDOT for purposes of compensating us may not cover the full construction costs. If we are unable to get fully compensated for building a new casino, we may be required to use cash on hand or seek financing, which may not be available on favorable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2023. There were no repurchases of common stock during the three months ended March 31, 2023.

Item 6. Exhibits

Exhibit No.	Document
3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1	Form of Stock Unit Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

P Filed on Paper

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Margaret Stapleton

Margaret Stapleton

Chief Financial Officer

Date: May 8, 2023