Form 10-Q
period 2023-06-30
CENTURY CASINOS INC /CO/
filed 2023-08-08
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,334,931 shares of common stock, $0.01 par value per share, were outstanding as of August 4, 2023.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$108,595	$101,785
Receivables, net	9,315	9,085
Prepaid expenses	15,473	13,780
Inventories	4,724	1,530
Restricted cash	—	100,151
Other current assets	1,888	1,688
Total Current Assets	139,995	228,019

Property and equipment, net	694,107	464,650
Leased right-of-use assets, net	24,297	27,190
Goodwill	46,652	9,583
Intangible assets, net	74,136	44,771
Deferred income taxes	17,842	15,579
Equity investment	—	93,260
Note receivable, net of current portion and unamortized discount	336	336
Deposits and other	1,871	1,579
Total Assets	$999,236	$884,967

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,083	$5,322
Current portion of operating lease liabilities	3,865	3,947
Current portion of finance lease liabilities	154	150
Accounts payable	17,554	15,341
Accrued liabilities	24,633	19,012
Accrued payroll	14,342	11,840
Taxes payable	9,290	9,801
Total Current Liabilities	74,921	65,413

Long-term debt, net of current portion and deferred financing costs (Note 5)	343,514	344,258
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	285,592	284,904
Operating lease liabilities, net of current portion	23,416	26,016
Finance lease liabilities, net of current portion	332	399
Taxes payable and other	21,635	6,965
Deferred income taxes	3,233	2,813
Total Liabilities	752,643	730,768
Commitments and Contingencies (Note 7)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,334,931 and 29,870,547 shares issued and outstanding	303	299
Additional paid-in capital	122,023	121,653
Retained earnings	34,063	37,265
Accumulated other comprehensive loss	(11,580)	(15,189)
Total Century Casinos, Inc. Shareholders' Equity	144,809	144,028
Non-controlling interests	101,784	10,171
Total Equity	246,593	154,199
Total Liabilities and Equity	$999,236	$884,967

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2023	2022	2023	2022
Operating revenue:
Gaming	$100,845	$94,472	$195,141	$184,347
Pari-mutuel, sports betting and iGaming	5,057	5,259	8,442	8,689
Hotel	12,235	2,541	14,757	4,615
Food and beverage	11,818	6,026	17,586	11,064
Other	6,806	2,824	9,342	5,509
Net operating revenue	136,761	111,122	245,268	214,224
Operating costs and expenses:
Gaming	50,973	46,277	99,035	91,026
Pari-mutuel, sports betting and iGaming	5,805	6,034	9,517	9,802
Hotel	3,765	691	4,562	1,334
Food and beverage	10,587	5,748	16,232	10,726
Other	3,265	326	3,488	639
General and administrative	34,249	25,528	60,729	52,186
Depreciation and amortization	10,190	6,779	17,044	13,574
(Gain) on sale of casino operations (Note 1)	(672)	—	(1,246)	—
Loss on sale of assets (Note 1)	—	—	—	2,154
Total operating costs and expenses	118,162	91,383	209,361	181,441
Earnings from equity investment	30	1,063	1,121	1,063
Earnings from operations	18,629	20,802	37,028	33,846
Non-operating (expense) income:
Interest income	119	108	265	125
Interest expense	(18,349)	(21,904)	(35,997)	(32,714)
Gain on foreign currency transactions, cost recovery income and other	60	424	3,817	2,317
Non-operating (expense) income, net	(18,170)	(21,372)	(31,915)	(30,272)
Earnings (loss) before income taxes	459	(570)	5,113	3,574
Income tax (expense) benefit	(96)	10,421	(1,719)	8,986
Net earnings	363	9,851	3,394	12,560
Net earnings attributable to non-controlling interests	(2,322)	(995)	(6,596)	(3,486)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(1,959)	$8,856	$(3,202)	$9,074

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.06)	$0.30	$(0.11)	$0.30
Diluted	$(0.06)	$0.28	$(0.11)	$0.29
Weighted average shares outstanding - basic	30,335	29,843	30,196	29,752
Weighted average shares outstanding - diluted	30,335	31,506	30,196	31,489

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2023	2022	2023	2022
Net earnings	$363	$9,851	$3,394	$12,560

Other comprehensive income
Foreign currency translation adjustments	3,661	(5,173)	4,302	(3,730)
Other comprehensive income (loss)	3,661	(5,173)	4,302	(3,730)
Comprehensive income	$4,024	$4,678	$7,696	$8,830

Comprehensive income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(2,322)	(995)	(6,596)	(3,486)
Foreign currency translation adjustments	(518)	691	(693)	729
Comprehensive income attributable to Century Casinos, Inc. shareholders	$1,184	$4,374	$407	$6,073

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for share information	2023	2022	2023	2022
Common Stock
Balance, beginning of period	$303	$298	$299	$296
Performance stock unit issuance	—	1	4	3
Balance, end of period	303	299	303	299

Additional Paid-in Capital
Balance, beginning of period	$121,095	$118,706	$121,653	$118,469
Amortization of stock-based compensation	928	1,012	1,664	1,685
Exercise of options	—	252	—	252
Performance stock unit issuance	—	—	(1,294)	(436)
Balance, end of period	122,023	119,970	122,023	119,970

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(14,723)	$(4,949)	$(15,189)	$(6,430)
Foreign currency translation adjustment	3,143	(4,482)	3,609	(3,001)
Balance, end of period	(11,580)	(9,431)	(11,580)	(9,431)

Retained Earnings
Balance, beginning of period	$36,022	$29,507	$37,265	$29,289
Net (loss) earnings	(1,959)	8,856	(3,202)	9,074
Balance, end of period	34,063	38,363	34,063	38,363

Total Century Casinos, Inc. Shareholders' Equity	$144,809	$149,201	$144,809	$149,201

Noncontrolling Interests
Balance, beginning of period	$11,084	$9,226	$10,171	$8,733
Net earnings	2,322	995	6,596	3,486
Foreign currency translation adjustment	518	(691)	693	(729)
Distribution to non-controlling interest	(4,265)	—	(7,801)	(1,960)
Consolidation of Smooth Bourbon, LLC	92,125	—	92,125	—
Balance, end of period	101,784	9,530	101,784	9,530

Total Equity	$246,593	$158,731	$246,593	$158,731

Common shares issued	—	50,000	464,384	239,233

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2023	2022
Cash Flows provided by Operating Activities:
Net earnings	$3,394	$12,560
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,044	13,574
Lease amortization	2,057	1,986
Loss on disposition of fixed assets	446	(75)
Income from equity investment	(1,121)	—
Amortization of stock-based compensation expense	1,664	1,685
Amortization of deferred financing costs and discount on note receivable	1,347	8,351
Loss on sale of assets (Note 1)	—	2,154
Gain on sale of operations (Note 1)	(1,246)	—
Deferred taxes	(1,842)	(11,944)
Changes in Operating Assets and Liabilities:
Receivables, net	2,886	410
Prepaid expenses and other assets	1,246	3,803
Accounts payable	(5,203)	(4,358)
Other current and long-term liabilities	1,745	4,953
Inventories	(490)	(49)
Accrued payroll	(83)	(486)
Taxes payable	(744)	(6,482)
Net cash provided by operating activities	21,100	26,082

Cash Flows used in Investing Activities:
Purchases of property and equipment	(26,016)	(9,062)
Smooth Bourbon dividends (Note 3)	2,256	180
Smooth Bourbon consolidation (Note 3)	528	(95,000)
Nugget acquisition, net of cash acquired (Note 3)	(97,954)	—
Proceeds from disposition of assets	73	124
Century Casino Calgary sale earn out	1,246	—
Calgary asset sale (Note 1)	—	6,330
Net cash used in investing activities	(119,867)	(97,428)

Cash Flows provided by Financing Activities:
Proceeds from borrowings	14,800	350,000
Principal payments	(2,821)	(168,639)
Payment of deferred financing costs	—	(18,358)
Distribution to non-controlling interest	(5,600)	(2,074)
Repurchase of shares to satisfy tax withholding	(1,290)	(434)
Proceeds from exercise of stock options	—	253
Net cash provided by financing activities	5,089	160,748

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$389	$(1,032)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(93,289)	$88,370

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$202,131	$108,041
Cash, Cash Equivalents and Restricted Cash at End of Period	$108,842	$196,411

Supplemental Disclosure of Cash Flow Information:
Interest paid	$33,971	$20,778
Income taxes paid	$3,808	$5,158

Non-Cash Investing Activities:
Purchase of property and equipment on account	$7,164	$1,971

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of June 30, 2023 are detailed below.

The Company owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

•The Century Casino & Hotel in Central City, Colorado (“CTL”)

•The Century Casino & Hotel in Cripple Creek, Colorado (“CRC”)

•Mountaineer Casino, Resort & Races in New Cumberland, West Virginia (“Mountaineer” or “MTR”) (1)

•The Century Casino Cape Girardeau, Missouri (“Cape Girardeau” or “CCG”) (1)

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•Nugget Casino Resort in Sparks, Nevada (“Nugget”) (2)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”) (3)

(1)Subsidiaries of VICI Properties Inc. (“VICI”), an unaffiliated third party, own the real estate assets underlying these properties.

(2)Smooth Bourbon, LLC (“Smooth Bourbon”), a 50% owned subsidiary of the Company, owns the real estate assets underlying this property. Smooth Bourbon is consolidated as a subsidiary for which the Company has a controlling financial interest. See discussion below.

(3)CMR leases the land on which CMR’s racing and entertainment centre (“REC”) and racetrack are located.

After selling the casino operations of Century Casino Calgary in August 2020, the Company continued to own the land and building and continued to operate Century Sports, a sports bar, bowling and entertainment facility located on the property. In February 2022, the Company sold the land and building in Calgary, transferred the lease agreement for the casino premises to the buyer, and ceased operating Century Sports. See “Terminated Projects” below in this Note 1 for additional information about the Calgary property.

The Company’s Colorado and West Virginia subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of June 30, 2023, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

Through its wholly owned subsidiary Century Nevada Acquisition, Inc., the Company has a 50% equity interest in Smooth Bourbon. The Company reported this interest as an equity investment through April 2, 2023. On April 3, 2023, following the Company’s acquisition of Nugget Casino Resort, the Company began consolidating Smooth Bourbon as a subsidiary for which it has a controlling financial interest. The Company determined it has a controlling financial interest in Smooth Bourbon based on the Nugget being the primary beneficiary of Smooth Bourbon. The remaining 50% of Smooth Bourbon is owned by Marnell Gaming, LLC (“Marnell”) and is reported as a non-controlling financial interest. See “Equity Investment” below in this Note 1 for additional information regarding the consolidation of Smooth Bourbon and Note 3 for additional information about Smooth Bourbon.

The Company previously operated several ship-based casinos. The Company’s last concession agreement to operate ship-based casinos ended on April 16, 2023. The table below illustrates the ships operating during the three and six months ended June 30, 2023 and 2022.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Recent Developments Related to COVID-19

Since the inception of the COVID-19 pandemic in March 2020, the Company varied its casinos’ operations based on the governmental health and safety requirements in the jurisdictions in which they are located. The COVID-19 pandemic impacted the Company’s results of operations in 2020 and the first half of 2021, and into the first quarter of 2022 for its Canada properties. Currently, the Company’s operations have no health and safety requirements for entry and few other COVID-19 related restrictions. The duration and impact of the COVID-19 pandemic remains uncertain. The Company cannot predict the negative impacts that COVID-19 will have on its consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on the Company’s financial results and the effects of COVID-19, ongoing governmental health and safety requirements and any future closures could have a material impact on the Company. The Company will continue to monitor its liquidity and make reductions to marketing and operating expenditures, where possible, if future government mandates or closures are required that would have an adverse impact on the Company.

Other Projects and Developments

Nugget Casino Resort in Sparks, Nevada

In February 2022, the Company entered into a definitive agreement with Marnell, pursuant to which a newly formed subsidiary of the Company agreed to purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, and (ii) 100% of the membership interests in Nugget. Nugget owns and operates the Nugget Casino Resort in Sparks, Nevada, and Smooth Bourbon owns the real property on which the casino is located.

The Company purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million (the “Smooth Bourbon Acquisition”) at the first closing, which occurred on April 1, 2022 (the “First Closing”). The Company used approximately $29.3 million of cash on hand and borrowings under the Goldman Credit Agreement (see Note 5) in connection with the First Closing. On April 3, 2023 (the “Second Closing”), the Company purchased 100% of the membership interests in Nugget for approximately $104.7 million (subject to certain adjustments) (the “OpCo Acquisition” and, together with the Smooth Bourbon Acquisition, the “Nugget Acquisition”). The purchase price for the OpCo Acquisition was paid from proceeds of the term loan under the Goldman Credit Agreement deposited in escrow (“Acquisition Escrow”) on the First Closing date. Following the Second Closing, the Company owns the Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. The Company also has a five year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million.

Rocky Gap Casino Resort in Flintstone, Maryland

In August 2022, the Company entered into a definitive agreement with Golden Entertainment Inc. (“Golden”), Lakes Maryland Development, LLC, a subsidiary of Golden (“Lakes Maryland”), and VICI Properties, L.P., an affiliate of VICI (“VICI PropCo”), pursuant to which the Company agreed to acquire the operations of Rocky Gap Casino Resort (“Rocky Gap” and, such transaction, the “Rocky Gap Acquisition”). Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts Resort, LLC, a subsidiary of Golden (“Evitts”), and an affiliate of VICI PropCo (“VICI PropCo Buyer”), VICI PropCo Buyer agreed to acquire a related interest in the land and building associated with Rocky Gap from Evitts.

On July 25, 2023, the Company purchased the operations of Rocky Gap for approximately $61.2 million (subject to certain adjustments), and VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap for approximately $203.9 million. In connection with the Rocky Gap Acquisition, subsidiaries of the Company and a subsidiary of VICI PropCo entered into an amendment to their triple net lease agreement (the “Master Lease”) that (i) adds Rocky Gap to the Master Lease, (ii) provides for an increase in initial annualized rent of approximately $15.5 million and (iii) extends the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options). See Note 15 for additional information.

Canadian Real Estate Sale

On May 16, 2023, the Company entered into definitive agreements for subsidiaries of VICI to acquire the real estate assets of Century Casino & Hotel Edmonton in Edmonton, Alberta, Century Casino St. Albert in Edmonton, Alberta, Century Mile Racetrack and Casino in Edmonton, Alberta and Century Downs Racetrack and Casino in Calgary, Alberta (collectively, the “Century Canadian Portfolio”) for an aggregate purchase price of CAD 221.7 million ($167.3 million based on the exchange rate on June 30, 2023) in cash (the “Canada Real Estate Sale”). Simultaneous with the closing of the transaction, the Century Canadian Portfolio will be added to the Master Lease and annual rent will increase by CAD 17.3 million ($13.1 million based on the exchange rate on June 30, 2023). Additionally, the term of the Master Lease will be extended such that, upon closing of the transaction, the lease will have a full 15-year initial base lease term, with four 5-year renewal options. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the third quarter of 2023.

Recent Developments Related to Century Casino Caruthersville

The Caruthersville casino had operated on a riverboat and barge since 1994. On October 13, 2022, the riverboat had to be closed as it was no longer accessible from the barge because of the record low water levels in the Mississippi River. On October 26, 2022, the Missouri Gaming Commission (“MGC”) approved the relocation of the casino at Century Casino Caruthersville from the riverboat and barge to a land-based pavilion until the new land-based casino and hotel are completed, as discussed below. The riverboat had 519 slot machines and seven table games. From October 2022 to December 2022, the casino operated only from the barge with 299 slot machines and four table games. The move to the pavilion, which has 416 slot machines and six table games, was completed in December 2022. The pavilion building will not be affected by water levels, is protected by a flood wall and provides for easier access to the casino for customers than the riverboat. The riverboat and barge were removed on February 25, 2023.

Caruthersville Land-Based Casino and Hotel

The Company is building a new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building. Construction on the project began in December 2022 and it is expected to be completed in the second half of 2024 with an estimated project cost of $51.9 million. The Company is financing this project through financing provided by VICI PropCo. As of June 30, 2023, the Company has received $19.8 million in financing from VICI PropCo and has spent $9.9 million of those funds on this project.

Caruthersville Hotel

In July 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The Company opened the hotel, called The Farmstead, on October 30, 2022 with a total project cost of $3.6 million.

Cape Girardeau Hotel

The Company is building a 69 room hotel at its Cape Girardeau location. The hotel is planned as a six story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. Construction on the project began in September 2022, and it is expected to be completed in the first half of 2024. The Company estimates a project cost of approximately $30.5 million. The Company is financing the project with cash on hand. As of June 30, 2023, the Company has spent $12.1 million on this project.

Terminated Projects

Century Sports

In August 2020, the Company announced that it had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. The Company received earn out payments of CAD 0.9 million ($0.7 million based on the exchange rate on June 30, 2023) and CAD 1.7 million ($1.3 million based on the exchange rate of June 30, 2023) for the three and six months ended June 30, 2023, respectively, that are recorded to gain on sale of casino operations in its condensed consolidated statement of (loss) earnings. After the sale, the Company continued to operate Century Sports and to own the underlying real estate. On February 10, 2022, the Company sold the land and building in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022) at which time the Company transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports. Century Sports was included in the Canada reportable segment.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current presentation in the condensed consolidated financial statements and the accompanying notes thereto.

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	June 30,	June 30,
Amounts in thousands	2023	2022
Cash and cash equivalents	$108,595	$96,168
Restricted cash	—	100,050
Restricted cash included in deposits and other	247	193
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$108,842	$196,411

As of June 30, 2023, the Company had $0.2 million related to payment of prizes and giveaways for Casinos Poland and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of June 30, 2022, the Company had $100.1 million related to the Acquisition Escrow in restricted cash on its condensed consolidated balance sheet and $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of June 30,	As of December 31,
Ending Rates	2023	2022
Canadian dollar (CAD)	1.3253	1.3550
Euros (EUR)	0.9200	0.9393
Polish zloty (PLN)	4.0879	4.4004

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2023	2022	% Change	2023	2022	% Change
Canadian dollar (CAD)	1.3437	1.2754	(5.4%)	1.3480	1.2711	(6.0%)
Euros (EUR)	0.9181	0.9380	2.1%	0.9252	0.9145	(1.2%)
Polish zloty (PLN)	4.1758	4.3599	4.2%	4.2835	4.2390	(1.0%)
Source: Xe Currency Converter

Equity Investment – On April 1, 2022, the Company purchased 50% of the membership interests in Smooth Bourbon. Smooth Bourbon owns the real property on which the Nugget Casino is located. The additional 50% of the membership interests in Smooth Bourbon is held by Marnell. At the time of the purchase of its 50% membership interests in Smooth Bourbon, the Company completed an assessment of whether Smooth Bourbon is a variable interest entity in which it has a financial interest. Based on this assessment, the Company concluded that Smooth Bourbon was not subject to consolidation under the guidance for variable interest entities prior to the Nugget Acquisition because Nugget is the primary beneficiary of Smooth Bourbon. After the Second Closing on April 3, 2023, the Company began consolidating Smooth Bourbon as a subsidiary for which it has a controlling financial interest. See Note 3 for additional information about Smooth Bourbon.

2.SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Adopted – The Company has adopted the following accounting pronouncement:

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842); Common Control Arrangements (“ASU 2023-01”). The objective of ASU 2023-01 is to address stakeholder concerns about amortizing leasehold improvements for lease arrangements between entities under common control. ASU 2023-01 states that the leasehold improvements by a lessee under common control are to be amortized over the useful life of the leasehold improvements and adjusted through equity when the lessee no longer controls the use of the underlying asset. Early adoption of ASU 2023-01 is permitted. The guidance is effective for fiscal years beginning after December 15, 2023. The Company has adopted ASU 2023-01 as of January 1, 2023. Adoption of the standard had no material impact on the Company’s condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.

3. ACQUISITION AND EQUITY INVESTMENT

Acquisition – Nugget

On April 3, 2023, the Company completed its previously announced Nugget Acquisition of 100% of the membership interests in Nugget Sparks, LLC from Marnell. Nugget Sparks, LLC operates the Nugget Casino Resort, located in Sparks, Nevada. The Nugget Acquisition was financed with funds previously borrowed from the Company’s Goldman Credit Agreement. In connection with the Nugget Acquisition, the Company made an initial payment to Marnell of $104.7 million on April 3, 2023. This amount included a base price of $100.0 million plus an adjustment based on the estimated working capital of Nugget at closing.

As of April 3, 2023, the Company began consolidating Nugget as a wholly-owned subsidiary. Nugget contributed $27.0 million in net operating revenue and $2.8 million in net earnings attributable to Century Casinos, Inc. shareholders for the three and six months ended June 30, 2023.

The Company accounted for the transaction as a business combination, and accordingly, the acquired assets of $260.7 million (including $6.8 million in cash) and liabilities of $194.6 million were included in the Company’s consolidated balance sheet at April 3, 2023. The Nugget Acquisition generated $36.5 million of tax deductible goodwill for the Company’s United States segment. The goodwill from the Nugget Acquisition is attributable to the business expansion opportunity for the Company.

The fair value of the assets acquired and liabilities assumed (excluding cash received) was determined to be $59.3 million as of the acquisition date. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

•multi-period excess earnings method;

•cost method;

•capitalized cash flow method;

•relief from royalty method;

•discounted cash flow method; and

•direct market value approach.

Both the income and market approach valuation methodologies used for the identifiable net assets acquired in the Nugget Acquisition make use of Level 3 inputs and are provisional pending development of a final valuation.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented a reasonable approximation of the fair value of those items at the Nugget Acquisition date, based on management’s judgment and estimates.

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

The real estate assets that are owned by Smooth Bourbon were adjusted to fair value concurrently with the Nugget Acquisition. The fair value was determined utilizing the direct capitalization method of the income approach. The fair value of the acquired real estate assets was determined to be $184.7 million. The income approach incorporates all tangible and intangible property and served as a ceiling for the fair values of the acquired assets of the ongoing business enterprise, while still taking into account the premise of highest and best use.

The fair value of the customer relationships from the player’s club list was valued using the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The present value difference in the two cash flow streams is ascribable to the intangible asset. The Company has assigned a 10 year useful life to the player loyalty program based on estimated revenue attrition among the player’s club members, based historical operations as estimated by management.

The fair value of the Nugget trademark was valued using the relief from royalty method. The relief from royalty method presumes that, without ownership of the asset, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, the Company avoids any such payments and records the related intangible value of the trademark. The primary assumptions in the valuation included projected revenue, a pre-tax royalty rate, the trademark’s useful life, and tax expense. The Company has assigned the Nugget trademark a 10 year useful life after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trademark.

Details of the Nugget Acquisition in the table below are based on estimated fair values of assets and liabilities as of April 3, 2023. The Nugget Acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the Nugget Acquisition have been recorded at their preliminary fair values. Certain estimated values for the Nugget Acquisition for accrued liabilities, property and equipment, intangible assets, and deferred income taxes are not yet finalized pending the final purchase price allocations and the receipt of additional information from the Nugget. As a result, the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company expects to finalize the allocation of the purchase price within one year of the Nugget Acquisition.

Amounts in thousands
Cash	$6,764
Receivables	1,689
Prepaid expenses	3,711
Inventories	2,681
Property and equipment	217,367
Intangible assets	30,250
Deposits and other	353
Accounts payable	(2,615)
Accrued liabilities	(3,976)
Accrued payroll	(2,348)
Taxes payable	(998)
Finance lease liabilities	(184,700)
Net identifiable assets acquired	68,178
Add: Goodwill	36,540
Net assets acquired	$104,718

The following table details the purchase consideration net cash outflow.

Amounts in thousands
Outflow of cash to acquire subsidiaries, net of cash acquired
Cash consideration	$100,000
Preliminary working capital adjustment	4,718
Less: cash and restricted cash balances acquired	(6,764)
Net cash used in investing activities	$97,954

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.8 million for the three and six months ended June 30, 2022, respectively, in connection with the Nugget Acquisition. These costs include investment banking, legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Nugget Acquisition, the Company and the sellers entered into a consulting agreement dated December 19, 2022, whereby the sellers agreed to provide the Company with certain consulting services following the Nugget Acquisition. The agreement compensates the sellers for services following the Nugget Acquisition as performed by employees at a monthly rate. Fees incurred under the agreement were $0.2 million for the three and six months ended June 30, 2023 and were recorded as general and administrative expenses in the United States segment.

Acquisition-Related Contingencies

Nugget is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before April 3, 2023. Estimated losses have been accrued as of the Nugget Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of June 30, 2023.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Nugget Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Nugget Acquisition for the six months ended June 30, 2023 and 2022 including (i) pro forma adjustments to record the removal of interest expense related to the Macquarie Credit Agreement (as defined below), (ii) pro forma adjustments to record interest expense related to the Goldman Credit Agreement, (iii) pro forma adjustments to record depreciation and amortization for assets acquired in the Nugget Acquisition, (iv) an estimated tax impact, and (v) pro forma adjustments to record Smooth Bourbon as a consolidated subsidiary as of January 1, 2022. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results. For the purposes of this table, financial information has been provided through June 30, 2023 for the Nugget and the Company.

	For the six months ended	For the six months ended
Amounts in thousands, except for per share information	June 30, 2023	June 30, 2022
Net operating revenue	$265,392	$259,107
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(5,271)	$12,640

Equity Investment – Smooth Bourbon

Following is summarized financial information regarding Smooth Bourbon for the three and six months ended June 30, 2023:

	For the three months ended		For the six months ended
Amounts in thousands	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating Results
Net operating revenue	$207	$3,770	$4,059	$3,770
Earnings from continuing operations	$104	$3,749	$3,833	$3,749
Net earnings	$60	$2,126	$2,241	$2,126
Net earnings attributable to Century Casinos, Inc.	$30	$1,063	$1,121	$1,063

The Company began consolidating Smooth Bourbon on April 3, 2023 after the Nugget Acquisition.

Changes in the carrying amount of the investment in Smooth Bourbon for the six months ended June 30, 2023 are presented in the table below.

Amounts in thousands	Balance at January 1, 2023	Equity Earnings	Dividend	Conversion to Consolidated Subsidiary	Balance at June 30, 2023
Smooth Bourbon	$93,260	$1,121	$(2,256)	$(92,125)	$—

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of June 30, 2023 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

Goodwill

Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2023	$19,786	$7,142	$5,816	$32,744
Acquisition	36,540	—	—	36,540
Currency translation	—	84	445	529
Gross carrying value June 30, 2023	56,326	7,226	6,261	69,813

Accumulated impairment losses January 1, 2023	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses June 30, 2023	(19,786)	(3,375)	—	(23,161)

Net carrying value at January 1, 2023	$—	$3,767	$5,816	$9,583
Net carrying value at June 30, 2023	$36,540	$3,851	$6,261	$46,652

Intangible Assets

Intangible assets at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2023	2022
Finite-lived
Casino licenses	$2,876	$2,672
Less: accumulated amortization	(2,137)	(1,763)
	739	909
Trademarks	10,508	2,368
Less: accumulated amortization	(983)	(730)
	9,525	1,638
Players club lists	42,483	20,373
Less: accumulated amortization	(10,796)	(8,974)
	31,687	11,399
Total finite-lived intangible assets, net	41,951	13,946
Indefinite-lived
Casino licenses	30,585	29,331
Trademarks	1,600	1,494
Total indefinite-lived intangible assets	32,185	30,825
Total intangible assets, net	$74,136	$44,771

Trademarks

The Company currently owns four trademarks, the Century Casinos trademark, the Mountaineer trademark, the Nugget trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that the Mountaineer trademark and the Nugget trademark, both reported in the United States segment, have useful lives of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trademark. As such, the trademarks will be amortized over their useful lives. Costs incurred to renew trademarks that are finite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of (loss) earnings. Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2023	Acquisition	Amortization	Balance at June 30, 2023
United States	$1,638	$8,140	$(253)	$9,525

As of June 30, 2023, estimated amortization expense of the United States trademarks over the next five years was as follows:

Amounts in thousands
2023	$594
2024	1,051
2025	1,051
2026	1,051
2027	1,051
Thereafter	4,727
$9,525

The weighted-average amortization period of the United States trademarks is 8.1 years.

Trademarks: Indefinite-Lived

The Company has determined that the Casinos Poland trademark, reported in the Poland segment, and the Century Casinos trademark, reported in the Corporate and Other segment, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s condensed consolidated statements of (loss) earnings. Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2023	Currency translation	Balance at June 30, 2023
Poland	$1,386	$106	$1,492
Corporate and Other	108	—	108
	$1,494	$106	$1,600

Casino Licenses: Finite-Lived

As of June 30, 2023, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2023	Amortization	Currency translation	Balance at June 30, 2023
Poland	$909	$(229)	$59	$739

As of June 30, 2023, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2023	$217
2024	231
2025	102
2026	75
2027	75
Thereafter	39
$739

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 1.4 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission, the West Virginia Lottery Commission and the Nevada Gaming Commission (held by Smooth Bourbon) and those held in the Canada segment from the Alberta Gaming, Liquor and Cannabis Commission and Horse Racing Alberta are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of (loss) earnings. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2023	Consolidation of Smooth Bourbon	Currency translation	Balance at June 30, 2023
United States	$17,962	$1,000	$—	$18,962
Canada	11,369	—	254	11,623
	$29,331	$1,000	$254	$30,585

Player’s Club Lists

The Company has determined that the player’s club lists, reported in the United States segment, have useful lives of seven to 10 years based on estimated revenue attrition among the player’s club members over each property’s historical operations as estimated by management. As such, the player’s club lists will be amortized over their useful lives. Changes in the carrying amount of the player’s club lists are as follows:

Amounts in thousands	Balance at January 1, 2023	Acquisition	Amortization	Balance at June 30, 2023
United States	$11,399	$22,110	$(1,822)	$31,687

As of June 30, 2023, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2023	$2,745
2024	5,121
2025	5,121
2026	4,879
2027	2,211
Thereafter	11,610
$31,687

The weighted-average amortization period for the player’s club lists is 5.0 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2023 and December 31, 2022 consisted of the following:

Amounts in thousands	June 30, 2023		December 31, 2022
Credit agreement - Goldman	$345,625	10.92%	$347,375	8.45%
UniCredit term loans	3,758	3.52%	4,661	3.17%
Financing obligation - CDR land lease	14,711	14.58%	14,388	15.05%
Total principal	$364,094	10.97%	$366,424	8.72%
Deferred financing costs	(15,497)		(16,844)
Total long-term debt	$348,597		$349,580
Less current portion	(5,083)		(5,322)
Long-term portion	$343,514		$344,258

Goldman Credit Agreement

On April 1, 2022, the Company entered into a Credit Agreement (the “Goldman Credit Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaced the Macquarie Credit Agreement discussed below. The Goldman Credit Agreement provides for a $350.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Facility”). As of June 30, 2023, the outstanding balance of the Term Loan was $345.6 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Credit Agreement to fund the Nugget Acquisition (including the Acquisition Escrow), for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement and for related fees and expenses. Subsequent to the end of the 2023 second quarter, the Company borrowed $30.0 million from the Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition. See Note 15 for more information.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of less than $0.1 million and $0.1 million were recorded as interest expense in the consolidated statements of (loss) earnings for the three and six months ended June 30, 2023, respectively.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all applicable financial covenants under the Goldman Credit Agreement as of June 30, 2023.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively, and $0.7 million for the three and six months ended June 30, 2022. These costs are included in interest expense in the condensed consolidated statement of (loss) earnings for the three and six months ended June 30, 2023 and 2022.

Credit Agreement – Macquarie Capital

In December 2019, the Company entered into a $180.0 million credit agreement with Macquarie Capital Funding LLC, as swingline lender, administrative agent and collateral agent, Macquarie Capital (USA) Inc., as sole lead arranger and sole bookrunner, and the Lenders and L/C Lenders party thereto (the “Macquarie Credit Agreement”). The Macquarie Credit Agreement replaced the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). The Macquarie Credit Agreement provided for a $170.0 million term loan (the “Macquarie Term Loan”) and a $10.0 million Revolving Facility (the “Macquarie Revolving Facility”). The Company used proceeds from the Macquarie Term Loan to fund the acquisition of MTR, CCG and CCV (the “2019 Acquired Casinos”), for the repayment of approximately $52.0 million outstanding under the BMO Credit Agreement and for general working capital and corporate purposes. In connection with the Goldman Credit Agreement, the Macquarie Term Loan was repaid on April 1, 2022 and the Macquarie Credit Agreement was terminated.

Commitment fees related to the Macquarie Revolving Facility of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of (loss) earnings for the six months ended June 30, 2022. The Company amortized $0.4 million for the six months ended June 30, 2022 relating to Macquarie Credit Agreement deferred financing costs. These costs are included in interest expense in the condensed consolidated statements of (loss) earnings for the six months ended June 30, 2022. The Company wrote off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

Casinos Poland

CPL previously had a PLN 2.5 million term loan with mBank S.A. (“mBank”), which was paid in full in September 2022. The term loan bore an interest rate of 1-month WIBOR plus 1.90%. CPL’s PLN 10.0 million short-term line of credit was amended in April 2022, and the PLN 2.5 million that was available for cash borrowing was removed from the line of credit. The short term line of credit was terminated in October 2022.

As of June 30, 2023, CPL had a short-term line of credit with mBank used to finance current operations. The line of credit has a borrowing capacity of PLN 5.0 million bearing an interest rate of overnight WIBOR plus 2.00%. As of June 30, 2023, the credit facility had no outstanding balance and PLN 5.0 million ($1.2 million based on the exchange rate in effect on June 30, 2023) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The line of credit was amended in May 2023 to extend the line of credit maturity through June 4, 2024.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on June 30, 2023). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on June 30, 2023) with mBank and will terminate in June 2024 and January 2026, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.9 million ($0.2 million based on the exchange rate in effect on June 30, 2023) in deposits for this purpose as of June 30, 2023. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of June 30, 2023, CRM had two credit agreements with UniCredit (the “UniCredit Term Loans”).

The first credit agreement (“UniCredit Term Loan 1”) is a GBP 2.0 million term loan used for construction and fitting out of Century Casino Bath, a casino in Bath, England that the Company closed in March 2020. In November 2021, the Company amended the UniCredit Term Loan 1 to convert it into a USD term loan beginning December 31, 2021. The term loan matures September 30, 2023 and bears interest at LIBOR plus 1.625%. If LIBOR is not available, the interest rate will be determined based on a quoted rate from leading banks in the London interbank market. As of June 30, 2023, the amount outstanding on UniCredit Term Loan 1 was $0.1 million. CRM has no further borrowing availability under the loan agreement. The loan is unsecured and has no financial covenants.

The second credit agreement (“UniCredit Term Loan 2”) is a EUR 6.0 million term loan converted from a $7.4 million line of credit in June 2021, originally entered into by CRM in August 2018 for acquisitions and capital expenditures at the Company’s existing operations or new operations. The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of June 30, 2023, the amount outstanding was EUR 3.3 million ($3.6 million based on the exchange rate in effect on June 30, 2023) and the Company had no further borrowings available. UniCredit Term Loan 2 is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. In March 2023, the Company amended the land lease to extend the first option date from July 1, 2023 to September 1, 2023. The land will be purchased as part of the Canada Real Estate Sale, which is expected to close in the third quarter of 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of June 30, 2023, the outstanding balance on the financing obligation was CAD 19.5 million ($14.7 million based on the exchange rate in effect on June 30, 2023).

As of June 30, 2023, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Credit Agreement	UniCredit Term Loans	Century Downs Land Lease	Total
2023	$1,750	$860	$—	$2,610
2024	3,500	1,449	—	4,949
2025	3,500	1,449	—	4,949
2026	3,500	—	—	3,500
2027	3,500	—	—	3,500
Thereafter	329,875	—	14,711	344,586
Total	$345,625	$3,758	$14,711	$364,094

6.LONG-TERM FINANCING OBLIGATION

On December 6, 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into the sale and leaseback transaction for the 2019 Acquired Casino properties and entered into the Master Lease to lease the real estate assets of the 2019 Acquired Casinos. The Master Lease does not transfer control of the 2019 Acquired Casino properties to VICI PropCo subsidiaries. On December 1, 2022, the Master Lease was amended (the “Master Lease Amendment”) to provide for (i) modifications with respect to certain project work to be done by the Company related to Century Casinos Caruthersville, (ii) modifications to rent under the Master Lease and (iii) other related modifications.

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

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The Master Lease has an initial term of 15 years with no purchase option (which term will be extended for 15 years from the date of the Master Lease amendment). At the Company’s option, the Master Lease may be extended for up to four five year renewal terms beyond the initial 15 year term. The Company exercised one five year renewal option when the Master Lease was amended on December 1, 2022. The renewal terms are effective as to all, but not less than all, of the property then subject to the Master Lease. The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without the Landlord’s consent.

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

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including an annual escalator of up to 1.0125%. The estimated future payments are not adjusted for increases based on the CPI.

Amounts in thousands
2023	$10,759
2024	26,144
2025	26,471
2026	26,802
2027	27,137
Thereafter	875,958
Total payments	993,271
Less imputed interest	(736,171)
Residual value	28,492
Total	$285,592

Total payments and interest expense related to the Master Lease for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2023	2022	2023	2022
Payments made	$6,866	$6,376	$13,731	$10,626
Interest expense on financing obligation	$7,299	$7,103	$14,418	$14,110

Rent adjusted for CPI for the year ended December 31, 2023 is estimated to be $27.5 million, excluding the increased rent due to the Rocky Gap Acquisition and the Canada Real Estate Sale discussed below.

As discussed in Note 1, VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap on July 25, 2023 for approximately $203.9 million. In connection with the Rocky Gap Acquisition, the Company and a subsidiary of VICI PropCo entered into an amendment to the Master Lease on July 25, 2023 that (i) added Rocky Gap to the Master Lease, (ii) provided for an increase in initial annualized rent of approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

As discussed in Note 1, pursuant to the Canada Real Estate Sale, VICI PropCo agreed to acquire the real estate assets for the Century Canadian Portfolio for approximately CAD 221.7 million ($167.3 million based on the exchange rate on June 30, 2023). In connection with the closing of this transaction, which is expected in the third quarter of 2023, the Company and a subsidiary of VICI PropCo will enter into an amendment to the Master Lease to (i) add the Century Canadian Portfolio to the Master Lease, (ii) provide for an increase in initial annualized rent of approximately CAD 17.3 million ($13.1 million based on the exchange rate on June 30, 2023) and (iii) extend the initial Master Lease term for 15-years from the date of the amendment (subject to the existing four five year renewal options).

7.COMMITMENTS AND CONTINGENCIES

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. Based on management’s knowledge, the Company does not expect the outcome of such currently pending or threatened proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

8.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the six months ended June 30, 2023, the Company recognized income tax expense of $1.7 million on pre-tax earnings of $5.1 million, representing an effective income tax rate of 33.6% compared to income tax benefit of ($9.0) million on pre-tax earnings of $3.6 million, representing an effective income tax rate of (251.4%) for the same period in 2022.

For the six months ended June 30, 2023, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the six months ended June 30, 2023.

A number of items caused the effective income tax rate for the six months ended June 30, 2023 to differ from the US federal statutory income tax rate of 21%, including taxation of global intangible low-tax income (GILTI) in the United States, a 23% statutory tax rate in Canada, certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. As of June 30, 2023, the Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd.

Additionally, the Company has unrecognized income tax benefits of $0.5 million due to the Company’s ability to utilize pre-acquisition net operating losses. The Company received notification of an examination by Canada Revenue Agency, and it will assess the ability to recognize the $0.5 million in income tax benefits upon completion of the examination. The Company believes that the examination will not conclude until 2024.

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2023	2022	2023	2022
Weighted average common shares, basic	30,335	29,843	30,196	29,752
Dilutive effect of stock options	—	1,663	—	1,737
Weighted average common shares, diluted	30,335	31,506	30,196	31,489

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2023	2022	2023	2022
Stock options	2,232	2,780	2,391	2,667

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and six months ended June 30, 2023 and 2022.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. The Company applied the acquisition method of accounting for the Nugget Acquisition. Identifiable assets and liabilities assumed were recognized and measured at fair value as of the acquisition date. The valuation of intangible assets was determined using an income approach methodology. The Company’s key assumptions include projected future revenues, customer attrition rates and discount rates. See Note 3 for more information about the Nugget Acquisition and accounting for the Nugget Acquisition. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2022.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2023	2022	2023	2022
Revenue from contracts with customers	$136,761	$111,122	$245,268	$214,224
Cost recovery income	—	—	3,501	1,938
Century Casino Calgary sale earn out revenue	672	—	1,246	—
Total revenue	$137,433	$111,122	$250,015	$216,162

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

	For the three months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$65,988	$11,598	$23,255	$4	$100,845
Pari-mutuel, sports betting and iGaming	2,387	2,670	—	—	5,057
Hotel	12,111	124	—	—	12,235
Food and beverage	8,569	3,010	239	—	11,818
Other	5,353	1,432	21	—	6,806
Net operating revenue	$94,408	$18,834	$23,515	$4	$136,761

	For the three months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$61,130	$11,910	$21,378	$54	$94,472
Pari-mutuel, sports betting and iGaming	2,373	2,886	—	—	5,259
Hotel	2,420	121	—	—	2,541
Food and beverage	3,063	2,747	216	—	6,026
Other	1,327	1,373	113	11	2,824
Net operating revenue	$70,313	$19,037	$21,707	$65	$111,122

	For the six months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$124,378	$22,199	$48,503	$61	$195,141
Pari-mutuel, sports betting and iGaming	3,669	4,773	—	—	8,442
Hotel	14,514	243	—	—	14,757
Food and beverage	11,678	5,438	470	—	17,586
Other	6,533	2,689	120	—	9,342
Net operating revenue	$160,772	$35,342	$49,093	$61	$245,268

	For the six months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$119,372	$21,887	$43,004	$84	$184,347
Pari-mutuel, sports betting and iGaming	3,335	5,354	—	—	8,689
Hotel	4,410	205	—	—	4,615
Food and beverage	5,996	4,662	406	—	11,064
Other	2,443	2,931	121	14	5,509
Net operating revenue	$135,556	$35,039	$43,531	$98	$214,224

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $1.5 million for the three and six months ended June 30, 2023, and $1.1 million and $1.2 million for the three and six months ended June 30, 2022, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended June 30, 2023		ended June 30, 2022
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$638	$2,185	$586	$2,937
Closing	652	3,706	749	2,842
Increase/(Decrease)	$14	$1,521	$163	$(95)

	For the six months		For the six months
	ended June 30, 2023		ended June 30, 2022
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,351	$2,417	$1,269	$2,986
Closing	652	3,706	749	2,842
(Decrease)/Increase	$(699)	$1,289	$(520)	$(144)

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

The components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2023	2022	2023	2022
Operating lease expense	$1,394	$1,349	$2,737	$2,723

Finance lease expense:
Amortization of right-of-use assets	$23	$42	$47	$84
Interest on lease liabilities	9	4	18	9
Total finance lease expense	$32	$46	$65	$93

Variable lease expense	$343	$373	$650	$797

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,
Amounts in thousands	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$18	$8
Operating cash flows from operating leases	2,665	2,551
Financing cash flows from finance leases	77	79

Right-of-use assets obtained in exchange for operating lease liabilities	$48	$140

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	June 30, 2023	December 31, 2022
Operating leases
Leased right-of-use assets, net	$24,297	$27,190

Current portion of operating lease liabilities	3,865	3,947
Operating lease liabilities, net of current portion	23,416	26,016
Total operating lease liabilities	27,281	29,963

Finance leases
Finance lease right-of-use assets, gross	786	764
Accumulated depreciation	(231)	(175)
Property and equipment, net	555	589

Current portion of finance lease liabilities	154	150
Finance lease liabilities, net of current portion	332	399
Total finance lease liabilities	486	549

Weighted-average remaining lease term
Operating leases	9.9 years	10.5 years
Finance leases	3.1 years	3.6 years

Weighted-average discount rate
Operating leases	6.5%	4.9%
Finance leases	7.0%	7.0%

Maturities of lease liabilities as of June 30, 2023 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2023	$2,724	$94
2024	4,733	183
2025	3,608	164
2026	3,311	87
2027	3,298	16
Thereafter	21,407	—
Total lease payments	39,081	544
Less imputed interest	(11,800)	(58)
Total	$27,281	$486

13.SEGMENT INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. After the Nugget Acquisition, the Company evaluated its operating segments and concluded that as a result of the growth in the United States it would begin viewing its operating segments as East, Midwest and West. The Company views each casino or other operation within its operating segments as a reporting unit. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s operations related to certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All intercompany transactions are eliminated in consolidation.

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments:

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
	Midwest	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
Century Casino Cape Girardeau (1)
Century Casino Caruthersville and The Farmstead (1)
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada (2)	Century Casino & Hotel - Edmonton
Century Casino St. Albert
Century Mile Racetrack and Casino
Century Downs Racetrack and Casino
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other (3)
Corporate Other (4)

(1)The real estate assets are owned by VICI PropCo.

(2)The Company operated Century Sports through February 10, 2022. See Note 1.

(3)The Company operated on ship-based casinos through April 16, 2023. See Note 1.

(4)Prior to the Nugget Acquisition, the Company’s equity investment in Smooth Bourbon was included in the Corporate Other reporting unit.

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$94,408	$18,834	$23,515	$4	$136,761
Earnings from equity investment	—	—	—	30	30
Earnings (loss) before income taxes	10,232	4,051	1,445	(15,269)	459

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,252	$2,729	$704	$(12,644)	$(1,959)
Interest expense (income), net (2)	7,299	547	(117)	10,501	18,230
Income taxes (benefit)	1,188	1,145	388	(2,625)	96
Depreciation and amortization	8,326	1,146	661	57	10,190
Net earnings attributable to non-controlling interests	1,792	177	353	—	2,322
Non-cash stock-based compensation	—	—	—	928	928
Gain on foreign currency transactions, cost recovery income and other (3)	—	(630)	(104)	(3)	(737)
Gain on disposition of fixed assets	(33)	—	—	—	(33)
Acquisition costs	—	—	—	251	251
Adjusted EBITDA	$25,824	$5,114	$1,885	$(3,535)	$29,288

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations, which ceased in April 2023.

(2)Included in interest expense (income), net is interest expense of $7.3 million related to the Master Lease in the United States segment and interest expense of $0.5 million related to the CDR land lease in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.9 million and $0.5 million, respectively, for the period presented.

(3)Includes $0.7 million related to the earn out from the sale of casino operations in Calgary in 2020.

	For the three months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$70,313	$19,037	$21,707	$65	$111,122
Earnings from equity investment	—	—	—	1,063	1,063
Earnings (loss) before income taxes	10,521	3,783	2,498	(17,372)	(570)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$10,521	$2,875	$1,322	$(5,862)	$8,856
Interest expense (income), net (2)	7,103	585	(54)	14,162	21,796
Income taxes (benefit)	—	574	515	(11,510)	(10,421)
Depreciation and amortization	4,758	1,226	676	119	6,779
Net earnings attributable to non-controlling interests	—	334	661	—	995
Non-cash stock-based compensation	—	—	—	1,012	1,012
(Gain) loss on foreign currency transactions and cost recovery income (3)	—	(34)	(397)	7	(424)
Loss (gain) on disposition of fixed assets	—	8	1	(121)	(112)
Acquisition costs	—	—	—	1,297	1,297
Adjusted EBITDA	$22,382	$5,568	$2,724	$(896)	$29,778

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations, which ceased in April 2023.

(2)Included in interest expense (income), net is interest expense of $7.1 million related to the Master Lease in the United States segment, interest expense of $0.6 million related to the CDR land lease in the Canada segment and interest expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan in the Corporate and Other segment Cash payments related to the Master Lease and CDR land lease were $6.4 million and $0.7 million, respectively, for the period presented.

	For the six months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$160,772	$35,342	$49,093	$61	$245,268
Earnings from equity investment	—	—	—	1,121	1,121
Earnings (loss) before income taxes	17,383	11,046	4,436	(27,752)	5,113

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$12,627	$4,602	$2,277	$(22,708)	$(3,202)
Interest expense (income), net (2)	14,418	1,070	(211)	20,455	35,732
Income taxes (benefit)	2,964	2,779	1,020	(5,044)	1,719
Depreciation and amortization	13,357	2,272	1,295	120	17,044
Net earnings attributable to non-controlling interests	1,792	3,665	1,139	—	6,596
Non-cash stock-based compensation	—	—	—	1,664	1,664
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	—	(4,715)	(358)	5	(5,068)
Loss on disposition of fixed assets	437	3	1	5	446
Acquisition costs	—	—	—	409	409
Adjusted EBITDA	$45,595	$9,676	$5,163	$(5,094)	$55,340

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations, which ceased in April 2023.

(2)Included in interest expense (income), net is interest expense of $14.4 million related to the Master Lease in the United States segment and interest expense of $1.1 million related to the CDR land lease in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $13.7 million and $1.0 million, respectively, for the period presented.

(3)Includes $1.2 million related to the earn out from the sale of casino operations in Calgary in 2020 and cost recovery income for CDR.

	For the six months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$135,556	$35,039	$43,531	$98	$214,224
Earnings from equity investment	—	—	—	1,063	1,063
Earnings (loss) before income taxes	19,038	5,726	4,454	(25,644)	3,574

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$19,038	$2,170	$2,255	$(14,389)	$9,074
Interest expense (income), net (2)	14,109	1,152	(67)	17,395	32,589
Income taxes (benefit)	—	1,197	1,072	(11,255)	(8,986)
Depreciation and amortization	9,526	2,452	1,356	240	13,574
Net earnings attributable to non-controlling interests	—	2,359	1,127	—	3,486
Non-cash stock-based compensation	—	—	—	1,685	1,685
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	—	209	(379)	(5)	(175)
Loss (gain) on disposition of fixed assets	19	23	4	(121)	(75)
Acquisition costs	—	—	—	2,429	2,429
Adjusted EBITDA	$42,692	$9,562	$5,368	$(4,021)	$53,601

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations and consulting agreements, which ceased in April 2023.

(2)Included in interest expense (income), net is interest expense of $14.1 million related to the Master Lease in the United States segment, interest expense of $1.1 million related to the CDR land lease in the Canada segment, and interest expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan in the Corporate and Other segment. Cash payments related to the Master Lease and CDR land lease were $10.6 million and $1.0 million, respectively, for the period presented.

(3)Loss of $2.2 million related to the sale of the land and building in Calgary is included in the Canada segment.

14.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into an agreement with Marnell which with the Company owns 50% of Smooth Bourbon, for general contracting and consulting services. The Company had a liability of $0.4 million related to construction performed by Marnell in accrued liabilities on its condensed consolidated balance sheet as of December 31, 2022. There were no assets or liabilities related to Marnell on the Company’s condensed consolidated balance sheet as of June 30, 2023.

The Company has also entered into a consulting agreement with Marnell for services after the acquisition of Nugget is completed. Fees incurred under the agreement were $0.2 million for the three and six months ended June 30, 2023 and were recorded as general and administrative expenses in the United States segment. Additional expenses related to Marnell were less than $0.1 million for the three and six months ended June 30, 2023 and were recorded as general and administrative expenses in the United States segment.

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its condensed consolidated financial statements and related notes.

On July 25, 2023, the Company completed its previously announced acquisition of the operations of Rocky Gap for an aggregate purchase price of approximately $61.2 million (subject to certain adjustments based on Rocky Gap’s working capital). The Rocky Gap Acquisition was financed with $30.0 million borrowed under the Revolving Facility and cash on hand.

Rocky Gap did not contribute any net operating revenue or net (loss) earnings attributable to Century Casinos, Inc. shareholders for the three and six months ended June 30, 2023. The Company is currently completing the fair value assessment of the acquired operations and, as such, the fair value of assets and liabilities of Rocky Gap that will be recognized has not been disclosed.

The Company has incurred acquisition costs related to the Rocky Gap Acquisition of approximately less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively. There were no acquisition costs related to the Rocky Gap Acquisition incurred for the three and six months ended June 30, 2022. The costs include legal and accounting fees and have been recorded as general and administrative expenses on the Company’s condensed consolidated statement of (loss) earnings.

In connection with the Rocky Gap Acquisition on July 25, 2023, subsidiaries of the Company and VICI PropCo entered into an amendment to the Master Lease that (i) added Rocky Gap to the Master Lease, (ii) provided for an increase in initial annualized rent of approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

The Company is currently completing the fair value assessment of the acquired operations and, as such, adjustments to Rocky Gaps operating results based on the fair value of assets and liabilities of Rocky Gap as if the Rocky Gap Acquisition had occurred at the beginning of the earliest comparable period presented have not been disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We view each region in which we operate as a separate operating segment and each casino or other operation within those markets as a reporting unit. We aggregate all operating segments into three reportable segments based on the geographical locations in which our casinos operate: United States, Canada and Poland. We have additional business activities including certain other corporate and management operations that we report as Corporate and Other.

After the Nugget Acquisition in April 2023, we evaluated our operating segments and concluded that as a result of the growth in the United States we would begin viewing our operating segments as East, Midwest and West. The reporting units, except for Century Downs Racetrack and Casino and Casinos Poland, are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below. The land on which the REC and racetracks at Century Downs and Century Mile are located is leased.

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments.

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
	Midwest	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
Century Casino Cape Girardeau (1)
Century Casino Caruthersville and The Farmstead (1)
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada (2)	Century Casino & Hotel - Edmonton
Century Casino St. Albert
Century Mile Racetrack and Casino
Century Downs Racetrack and Casino
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other (3)
Corporate Other (4)

(1)The real estate assets are owned by VICI PropCo.

(2)We operated Century Sports through February 10, 2022. See Note 1, “Description of Business and Basis of Presentation,” to our condensed consolidated financial statements in Part I, Item 1 of this report.

(3)We operated ship-based casinos through April 16, 2023.

(4)Prior to the Nugget Acquisition, our equity investment in Smooth Bourbon was included in the Corporate Other reporting unit.

After selling the casino operations of Century Casino Calgary in August 2020, we continued to own the land and building and to operate Century Sports, a sports bar, bowling and entertainment facility located on the property. In February 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports. Prior to the sale, Century Sports was included in the Canada reportable segment.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of June 30, 2023, CPL owned and operated eight casinos throughout Poland. The following table summarizes information about CPL’s casinos as of June 30, 2023.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2028	70	37
Warsaw	Hilton Hotel	July 2024	69	24
Warsaw	LIM Center	June 2025	67	4
Bielsko-Biala	Hotel President	October 2023	50	5
Katowice	Park Inn by Radisson	October 2023	70	14
Wroclaw	Double Tree Hilton Hotel	November 2023	70	20
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	70	10

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

Through our wholly owned subsidiary Century Nevada Acquisition, Inc., we have a 50% equity interest in Smooth Bourbon. Prior to the Nugget Acquisition, we reported this interest as an equity investment in the Corporate Other reportable segment. On April 3, 2023, as a result of closing the Nugget Acquisition, we began consolidating Smooth Bourbon as a subsidiary for which we have a controlling financial interest. The remaining 50% of Smooth Bourbon is owned by Marnell and is reported as a non-controlling financial interest.

We had a concession agreement for one ship-based casino through April 16, 2023. See “Corporate and Other” below.

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

We purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million at the First Closing on April 1, 2022. We used approximately $29.3 million of cash on hand and borrowings under the Goldman Credit Agreement in connection with the First Closing. We purchased 100% of the membership interests in Nugget for approximately $104.7 million (subject to certain adjustments) at the Second Closing on April 3, 2023. Following the Second Closing, we own the Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. We also have a five-year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million.

Rocky Gap Casino Resort in Flintstone, Maryland

In August 2022, we entered into a definitive agreement with Golden, Lakes Maryland, a subsidiary of Golden, and VICI PropCo, pursuant to which we agreed to acquire the operations of Rocky Gap for approximately $56.1 million subject to the conditions and terms set forth therein. Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts and VICI PropCo Buyer, VICI PropCo Buyer agreed to acquire a related interest in the land and building associated with Rocky Gap for approximately $203.9 million, subject to the conditions and terms set forth therein.

On July 25, 2023, we completed the Rocky Gap Acquisition. In connection with the closing of this transaction, one of our subsidiaries and a subsidiary of VICI PropCo entered into an amendment to the Master Lease that (i) added Rocky Gap to the Master Lease, (ii) provided for an increase in initial annualized rent of approximately $15.5 million, and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five-year renewal options).

Canadian Real Estate Sale

On May 16, 2023, we entered into definitive agreements for subsidiaries of VICI to acquire the real estate assets of the Century Canadian Portfolio for an aggregate purchase price of CAD 221.7 million ($167.3 million based on the exchange rate on June 30, 2023) in cash. Simultaneous with the closing of the transaction, the Century Canadian Portfolio will be added to our existing Master Lease and annual rent will increase by CAD 17.3 million ($13.1 million based on the exchange rate on June 30, 2023). Additionally, the term of the Master Lease will be extended such that, upon closing of the transaction, the lease will have a full 15-year initial base lease term, with four 5-year renewal options. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the second half of 2023.

Recent Developments Related to Century Casino Caruthersville

The Caruthersville casino had been operating on a riverboat and barge since 1994. On October 13, 2022, the riverboat had to be closed as it was no longer accessible from the barge because of the record low water levels in the Mississippi River. On October 26, 2022, the MGC approved the relocation of the casino at Century Casino Caruthersville from the riverboat and barge to a land-based pavilion until the new land-based casino and hotel are completed (discussed below). The riverboat casino had 519 slot machines and seven table games. From October 2022 to December 2022, Caruthersville operated the casino from the barge with 299 slot machines and four table games. The move to the pavilion, which has 416 slot machines and six table games, was completed in December 2022. The pavilion building will not be affected by water levels, is protected by a flood wall and provides for easier access to the casino for customers than the riverboat. We have not experienced a negative impact on results following the move to the pavilion and have had a positive reaction from customers. The riverboat and barge were removed on February 25, 2023.

Caruthersville Land-Based Casino

We are building a new land-based casino with a small hotel. We estimate the project will cost $51.9 million. Construction started in December 2022 with completion expected in the second half of 2024. We plan to finance the cost of this project with financing provided by VICI PropCo. To finance the Caruthersville project, we entered into an amendment to the Master Lease with VICI PropCo. Following completion, VICI PropCo will own the real estate improvements associated with the Caruthersville project. As of June 30, 2023, we have received $19.8 million from VICI PropCo and have spent $9.9 million of those funds on this project.

Caruthersville Hotel

In July 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The completely renovated hotel called The Farmstead opened on October 30, 2022 with a grand opening held in December 2022. The total cost of the project was $3.6 million.

Cape Girardeau Hotel

We are building a hotel at our Cape Girardeau location. The hotel is planned as a six-story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. Construction on this project began in September 2022 and is expected to be completed in the first half of 2024. We estimate the project will cost $30.5 million, and we plan to finance this cost with cash on hand. As of June 30, 2023, we have spent $12.1 million on this project.

Additional Gaming Projects

We currently are exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2023	2022	% Change	2023	2022	% Change
Canadian dollar (CAD)	1.3437	1.2754	(5.4%)	1.3480	1.2711	(6.0%)
Euros (EUR)	0.9181	0.9380	2.1%	0.9252	0.9145	(1.2%)
Polish zloty (PLN)	4.1758	4.3599	4.2%	4.2835	4.2390	(1.0%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$100,845	$94,472	$6,373	6.7%	$195,141	$184,347	$10,794	5.9%
Pari-mutuel, Sports Betting and iGaming Revenue	5,057	5,259	(202)	(3.8%)	8,442	8,689	(247)	(2.8%)
Hotel Revenue	12,235	2,541	9,694	381.5%	14,757	4,615	10,142	219.8%
Food and Beverage Revenue	11,818	6,026	5,792	96.1%	17,586	11,064	6,522	58.9%
Other Revenue	6,806	2,824	3,982	141.0%	9,342	5,509	3,833	69.6%
Net Operating Revenue	136,761	111,122	25,639	23.1%	245,268	214,224	31,044	14.5%
Gaming Expenses	(50,973)	(46,277)	4,696	10.1%	(99,035)	(91,026)	8,009	8.8%
Pari-mutuel, Sports Betting and iGaming Expenses	(5,805)	(6,034)	(229)	(3.8%)	(9,517)	(9,802)	(285)	(2.9%)
Hotel Expenses	(3,765)	(691)	3,074	444.9%	(4,562)	(1,334)	3,228	242.0%
Food and Beverage Expenses	(10,587)	(5,748)	4,839	84.2%	(16,232)	(10,726)	5,506	51.3%
Other Expenses	(3,265)	(326)	2,939	901.5%	(3,488)	(639)	2,849	445.9%
General and Administrative Expenses	(34,249)	(25,528)	8,721	34.2%	(60,729)	(52,186)	8,543	16.4%
Depreciation and Amortization	(10,190)	(6,779)	3,411	50.3%	(17,044)	(13,574)	3,470	25.6%
Gain on Sale of Casino Operations	672	—	672	100.0%	1,246	—	1,246	100.0%
Loss on Sale of Assets	—	—	—	—	—	(2,154)	(2,154)	(100.0%)
Total Operating Costs and Expenses	(118,162)	(91,383)	26,779	29.3%	(209,361)	(181,441)	27,920	15.4%
Earnings from Equity Investment	30	1,063	(1,033)	(97.2%)	1,121	1,063	58	5.5%
Earnings from Operations	18,629	20,802	(2,173)	(10.4%)	37,028	33,846	3,182	9.4%

Income Tax (Expense) Benefit	(96)	10,421	(10,517)	(100.9%)	(1,719)	8,986	(10,705)	(119.1%)
Non-Controlling Interest	(2,322)	(995)	1,327	133.4%	(6,596)	(3,486)	3,110	89.2%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(1,959)	8,856	(10,815)	(122.1%)	(3,202)	9,074	(12,276)	(135.3%)
Adjusted EBITDA (1)	$29,288	$29,778	$(490)	(1.6%)	$55,340	$53,601	$1,739	3.2%

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(0.06)	$0.30	$(0.36)	(120.0%)	$(0.11)	$0.30	$(0.41)	(136.7%)
Diluted	$(0.06)	$0.28	$(0.34)	(121.4%)	$(0.11)	$0.29	$(0.40)	(137.9%)

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

Nugget – We acquired the operations of the Nugget on April 3, 2023. The Nugget is reported in the United States reportable segment and contributed $27.0 million in net operating revenue and $2.8 million in net earnings attributable to Century Casinos, Inc. for the three and six months ended June 30, 2023. The Nugget is in a gaming jurisdiction that is new to us and we incurred additional general and administrative expenses related to the acquisition.

Canada – In February 2022, we sold the land and building that we owned in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022). We recorded a loss on the sale of the land and building of CAD 2.7 million ($2.2 million based on the average exchange rate for the month ended February 28, 2022). We have received earn out payments of CAD 0.9 million ($0.7 million based on the exchange rate on June 30, 2023) and CAD 1.7 million ($1.3 million based on the exchange rate of June 30, 2023) for the three and six months ended June 30, 2023, respectively, that are recorded to gain on sale of casino operations in its condensed consolidated statement of (loss) earnings for the sale of the Calgary casino operations.

COVID-19 (Canada) – Through early February 2022 we required customers to provide proof of vaccination, a negative rapid test result or an original medical exemption letter for entry to comply with a government mandate. In accordance with a government mandate, all customers and employees were required to wear masks while indoors through early March 2022. As the spread of COVID-19 slowed and these measures were lifted, we saw increased guest numbers and increased revenues in 2023 as compared to 2022.

Inflation and Staffing – We have seen operating expenses, such as payroll wages and benefits, insurance and utilities, maintenance costs and food and beverage costs, increase at our properties but the increases have not been material to date. We have also experienced difficulties attracting and retaining staff at some locations in the US and Canada. As a result, we have had to adjust hours of some food and beverage outlets, the number of table games open and the number of rooms available at some of our hotels. We have been able to make adjustments during non-peak times and have not seen a material impact to our operating results.

Deferred Financing Costs – We wrote-off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

Valuation Allowance – We released a $10.2 million US valuation allowance against deferred tax assets, resulting in an income tax benefit for the three and six months ended June 30, 2022.

Pari-Mutuel

Pari-mutuel revenue includes live racing, export, advanced deposit wagering and off-track betting. Pari-mutuel expenses relates to pari-mutuel revenue and the operation of our racetracks.

Other

Other revenue and other expenses include gift shops, entertainment, bowling and spa. Other revenue also includes revenue from ATM and credit card commissions.

Results of Operations

Net operating revenue increased by $25.6 million, or 23.1%, and by $31.0 million, or 14.5%, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022:

•United States increased by $24.1 million, or 34.3%, and by $25.2 million, or 18.6%.

•Canada decreased by ($0.2) million, or (1.1%), and increased by $0.3 million, or 0.9%.

•Poland increased by $1.8 million, or 8.3%, and by $5.6 million, or 12.8%.

•Corporate and Other decreased by ($0.1) million, or (93.8%), and remained constant.

Operating costs and expenses increased by $26.8 million, or 29.3%, and by $27.9 million, or 15.4%, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Following is a breakout of operating costs and expenses by segment for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022:

•United States increased by $24.2 million, or 45.9%, and by $26.6 million, or 25.9%.

•Canada decreased by ($0.5) million, or (3.5%), and by ($3.4) million, or (11.3%).

•Poland increased by $2.6 million, or 13.4%, and by $5.7 million, or 14.4%.

•Corporate and Other increased by $0.5 million, or 10.9%, and decreased by ($0.9) million, or (9.9%).

Earnings from operations decreased by ($2.2) million, or (10.4%), and increased by $3.2 million, or 9.4%, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022:

•United States decreased by ($0.1) million, or (0.5%), and by ($1.3) million, or (4.1%).

•Canada increased by $0.3 million, or 7.2%, and by $3.7 million, or 75.4%.

•Poland decreased by ($0.8) million, or (40.2%), and by ($0.1) million, or (3.5%).

•Corporate and Other decreased by ($1.6) million, or (49.0%), and increased by $1.0 million, or 11.5%.

Net earnings decreased by ($10.8) million, or (122.1%), and by ($12.3) million, or (135.3%), for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Items deducted from or added to earnings from operations to arrive at net earnings attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interest. Items that impacted net earnings attributable to Century Casinos, Inc. shareholders for the six months ended June 30, 2022 included the release of a $10.2 million US valuation allowance against deferred tax assets, resulting in an income tax benefit.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,252	$2,729	$704	$(12,644)	$(1,959)
Interest expense (income), net (1)	7,299	547	(117)	10,501	18,230
Income taxes (benefit)	1,188	1,145	388	(2,625)	96
Depreciation and amortization	8,326	1,146	661	57	10,190
Net earnings attributable to non-controlling interests	1,792	177	353	—	2,322
Non-cash stock-based compensation	—	—	—	928	928
Gain on foreign currency transactions, cost recovery income and other (2)	—	(630)	(104)	(3)	(737)
Gain on disposition of fixed assets	(33)	—	—	—	(33)
Acquisition costs	—	—	—	251	251
Adjusted EBITDA	$25,824	$5,114	$1,885	$(3,535)	$29,288

(1)Interest expense (income), net includes interest expense of $7.3 million related to the Master Lease in the United States segment and interest expense of $0.5 million related to the CDR land lease in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $6.9 million and $0.5 million, respectively, for the period presented.

(2)Includes $0.7 million related to the earn out payment from the sale of casino operations in Calgary in 2020.

	For the three months ended June 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$10,521	$2,875	$1,322	$(5,862)	$8,856
Interest expense (income), net (1)	7,103	585	(54)	14,162	21,796
Income taxes (benefit)	—	574	515	(11,510)	(10,421)
Depreciation and amortization	4,758	1,226	676	119	6,779
Net earnings attributable to non-controlling interests	—	334	661	—	995
Non-cash stock-based compensation	—	—	—	1,012	1,012
(Gain) loss on foreign currency transactions and cost recovery income (2)	—	(34)	(397)	7	(424)
Loss (gain) on disposition of fixed assets	—	8	1	(121)	(112)
Acquisition costs	—	—	—	1,297	1,297
Adjusted EBITDA	$22,382	$5,568	$2,724	$(896)	$29,778

(1)Interest expense (income), net includes interest expense of $7.1 million related to the Master Lease in the United States segment, interest expense of $0.6 million related to the CDR land lease in the Canada segment, and interest expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan in the Corporate and Other segment. Cash payments related to the Master Lease and CDR land lease were $6.4 million and $0.7 million, respectively, for the period presented.

	For the six months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$12,627	$4,602	$2,277	$(22,708)	$(3,202)
Interest expense (income), net (1)	14,418	1,070	(211)	20,455	35,732
Income taxes (benefit)	2,964	2,779	1,020	(5,044)	1,719
Depreciation and amortization	13,357	2,272	1,295	120	17,044
Net earnings attributable to non-controlling interests	1,792	3,665	1,139	—	6,596
Non-cash stock-based compensation	—	—	—	1,664	1,664
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	—	(4,715)	(358)	5	(5,068)
Loss on disposition of fixed assets	437	3	1	5	446
Acquisition costs	—	—	—	409	409
Adjusted EBITDA	$45,595	$9,676	$5,163	$(5,094)	$55,340

(1)Interest expense (income), net includes interest expense of $14.4 million related to the Master Lease is included in the United States segment and interest expense of $1.1 million related to the CDR land lease is included in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $13.7 million and $1.0 million, respectively, for the period presented.

(2)Includes $1.2 million related to the earn out payment from the sale of casino operations in Calgary in 2020 and cost recovery income for CDR.

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

(1)Interest expense (income), net includes interest expense of $14.1 million related to the Master Lease in the United States segment, interest expense of $1.1 million related to the CDR land lease in the Canada segment, and interest expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan in the Corporate and Other segment. Cash payments related to the Master Lease and CDR land lease were $10.6 million and $1.0 million, respectively, for the period presented.

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

Amounts in thousands	June 30, 2023	June 30, 2022
Total long-term debt, including current portion	$348,597	$352,173
Deferred financing costs	15,496	17,723
Total principal	$364,093	$369,896
Less: Cash and cash equivalents	$108,595	$96,168
Net Debt	$255,498	$273,728

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$65,988	$61,130	$4,858	7.9%	$124,378	$119,372	$5,006	4.2%
Pari-mutuel, Sports Betting and iGaming Revenue	2,387	2,373	14	0.6%	3,669	3,335	334	10.0%
Hotel Revenue	12,111	2,420	9,691	400.5%	14,514	4,410	10,104	229.1%
Food and Beverage Revenue	8,569	3,063	5,506	179.8%	11,678	5,996	5,682	94.8%
Other Revenue	5,353	1,327	4,026	303.4%	6,533	2,443	4,090	167.4%
Net Operating Revenue	94,408	70,313	24,095	34.3%	160,772	135,556	25,216	18.6%
Gaming Expenses	(33,153)	(30,379)	2,774	9.1%	(62,811)	(59,432)	3,379	5.7%
Pari-mutuel, Sports Betting and iGaming Expenses	(1,820)	(1,828)	(8)	(0.4%)	(2,451)	(2,296)	155	6.8%
Hotel Expenses	(3,699)	(626)	3,073	490.9%	(4,432)	(1,222)	3,210	262.7%
Food and Beverage Expenses	(6,983)	(2,649)	4,334	163.6%	(9,526)	(5,135)	4,391	85.5%
Other Expenses	(3,235)	(298)	2,937	985.6%	(3,434)	(495)	2,939	593.7%
General and Administrative Expenses	(19,661)	(12,151)	7,510	61.8%	(32,960)	(24,303)	8,657	35.6%
Depreciation and Amortization	(8,326)	(4,758)	3,568	75.0%	(13,357)	(9,526)	3,831	40.2%
Total Operating Costs and Expenses	(76,877)	(52,689)	24,188	45.9%	(128,971)	(102,409)	26,562	25.9%
Earnings from Operations	17,531	17,624	(93)	(0.5%)	31,801	33,147	(1,346)	(4.1%)

Income Tax Expense	(1,188)	—	1,188	100.0%	(2,964)	—	2,964	100.0%
Non-Controlling Interest	(1,792)	—	1,792	100.0%	(1,792)	—	1,792	100.0%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	7,252	10,521	(3,269)	(31.1%)	12,627	19,038	(6,411)	(33.7%)
Adjusted EBITDA	$25,824	$22,382	$3,442	15.4%	$45,595	$42,692	$2,903	6.8%

We began consolidating Nugget and Smooth Bourbon in the United States segment on April 3, 2023 following the Second Closing of the Nugget Acquisition.

Sports wagering in Colorado became legal in May 2020. We have partnered with sports betting operators that will conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020, a second launched in August 2021, and the third launched in September 2022. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

We operate an internet and mobile interactive gaming application in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue.

The Walker’s Bluff Casino in Illinois is expected to open in late 2023. The casino is expected to increase competition for our Missouri casinos, primarily our Cape Girardeau casino, which could have a negative impact on our results of operations in Missouri. Additionally, there are two potential competing casinos that may open in the Central City, Colorado market in 2024. An increase in competitors could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Central City.

The table below provides results by operating segment within the United States reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
East	$28.2	$29.7	$(1.5)	(5.0%)	$54.9	$56.0	$(1.1)	(2.0%)
Midwest	39.2	40.6	(1.4)	(3.6%)	78.9	79.6	(0.7)	(0.9%)
West	27.0	—	27.0	100.0%	27.0	—	27.0	100.0%
Total United States	94.4	70.3	24.1	34.3%	160.8	135.6	25.2	18.6%

Operating Costs and Expenses (1)
East	$24.3	$24.7	$(0.4)	(1.6%)	$47.0	$46.8	$0.2	0.4%
Midwest	23.8	23.2	0.6	2.6%	48.1	46.1	2.0	4.3%
West	20.5	—	20.5	100.0%	20.5	—	20.5	100.0%
Total United States	68.6	47.9	20.7	43.2%	115.6	92.9	22.7	24.4%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended June 30, 2023 and 2022

The following discussion highlights results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

East – Net operating revenue decreased due to decreased gaming revenue. We have seen a decrease in gaming revenue, particularly in table games, since sports betting in Ohio began at the beginning of 2023. Operating expenses decreased due to decreased gaming-related expenses offset by increased insurance costs.

Midwest – Net operating revenue decreased due to decreased gaming revenue at all locations. In Missouri, we believe that net operating revenue was negatively impacted by the construction projects at our properties. The decreases were offset by revenue from the third sports betting app in Colorado that launched in September 2022 and hotel revenue from The Farmstead, which opened in October 2022. Operating expenses in the Midwest increased due to increased payroll and marketing costs offset by decreased gaming-related expenses and insurance costs due to terminating operations from the riverboat and barge.

West – As a new operating segment, all increases are due to the acquisition of the Nugget on April 3, 2023.

Six Months Ended June 30, 2023 and 2022

The following discussion highlights results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

East – Net operating revenue decreased due to decreased gaming revenue offset by increased hotel revenue from increased hotel occupancy and room rates. We have seen a decrease in gaming revenue, particularly in table games, since sports betting in Ohio began at the beginning of 2023. Operating expenses increased due to increased insurance costs offset by decreased gaming related expenses.

Midwest – Net operating revenue decreased due to decreased gaming revenue, primarily in Missouri. In Missouri, we believe that net operating revenue was negatively impacted by the construction projects at our properties. The decreases were offset by revenue from the third sports betting app in Colorado that launched in September 2022 and hotel revenue from The Farmstead, which opened in October 2022. Operating expenses in the Midwest increased due to increased payroll and marketing costs offset by decreased gaming-related expenses and insurance costs due to terminating operations from the riverboat and barge.

West – As a new operating segment, all increases are due to the acquisition of the Nugget on April 3, 2023.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$11,598	$11,910	$(312)	(2.6%)	$22,199	$21,887	$312	1.4%
Pari-mutuel, Sports Betting and iGaming Revenue	2,670	2,886	(216)	(7.5%)	4,773	5,354	(581)	(10.9%)
Hotel Revenue	124	121	3	2.5%	243	205	38	18.5%
Food and Beverage Revenue	3,010	2,747	263	9.6%	5,438	4,662	776	16.6%
Other Revenue	1,432	1,373	59	4.3%	2,689	2,931	(242)	(8.3%)
Net Operating Revenue	18,834	19,037	(203)	(1.1%)	35,342	35,039	303	0.9%
Gaming Expenses	(2,449)	(2,432)	17	0.7%	(4,707)	(4,650)	57	1.2%
Pari-mutuel, Sports Betting and iGaming Expenses	(3,985)	(4,206)	(221)	(5.3%)	(7,066)	(7,506)	(440)	(5.9%)
Hotel Expenses	(66)	(65)	1	1.5%	(130)	(112)	18	16.1%
Food and Beverage Expenses	(2,647)	(2,296)	351	15.3%	(4,829)	(4,062)	767	18.9%
Other Expenses	(30)	(28)	2	7.1%	(54)	(144)	(90)	(62.5%)
General and Administrative Expenses	(4,538)	(4,450)	88	2.0%	(8,878)	(9,026)	(148)	(1.6%)
Depreciation and Amortization	(1,146)	(1,226)	(80)	(6.5%)	(2,272)	(2,452)	(180)	(7.3%)
Gain on Sale of Casino Operations	672	—	672	100.0%	1,246	—	1,246	100.0%
Loss on Sale of Assets	—	—	—	—	—	(2,154)	(2,154)	(100.0%)
Total Operating Costs and Expenses	(14,189)	(14,703)	(514)	(3.5%)	(26,690)	(30,106)	(3,416)	(11.3%)
Earnings from Operations	4,645	4,334	311	7.2%	8,652	4,933	3,719	75.4%

Income Tax Expense	(1,145)	(574)	571	99.5%	(2,779)	(1,197)	1,582	132.2%
Non-Controlling Interest	(177)	(334)	(157)	(47.0%)	(3,665)	(2,359)	1,306	55.4%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	2,729	2,875	(146)	(5.1%)	4,602	2,170	2,432	112.1%
Adjusted EBITDA	$5,114	$5,568	$(454)	(8.2%)	$9,676	$9,562	$114	1.2%

In February 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports, which impacts comparability of the Calgary operating segment in 2022. We have received earn out payments from the sale of the Calgary casino operations of CAD 0.9 million ($0.7 million based on the exchange rate on June 30, 2023) and CAD 1.7 million ($1.3 million based on the exchange rate of June 30, 2023) for the three and six months ended June 30, 2023, respectively, that are recorded to gain on sale of casino operations in our condensed consolidated statement of (loss) earnings.

In late November 2022, a competing casino was relocated to a new site approximately eight miles south of Century Downs. Competition from this casino has had a negative impact on financial results at this location. In addition, in January 2022, the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”) removed the moratorium on new gaming facilities. While we do not expect new gaming facilities in the markets in which we operate, an increase in competitors could have a negative impact on our results of operations in Alberta.

In February 2023, the AGLC approved a temporary increase from 15% of slot machine net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. The increase in the slot machine net sales retention percentage is expected to have a positive impact on net operating revenue and results of operations at our Canadian properties during this time period.

Effective August 1, 2023, the AGLC extended the operating hours for slot machines by 30 minutes on weekdays and 90 minutes on weekends.

Results in US dollars were impacted by a (5.4%) and a (6.0%) decrease in the average exchange rate between the US dollar and Canadian dollar for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively.

The tables below provide results for the Canada reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in CAD, in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
Canada	25.3	24.2	1.1	4.3%	47.6	44.6	3.0	6.9%

Operating Costs and Expenses (1)
Canada	17.5	17.2	0.3	1.7%	32.9	32.4	0.5	1.5%

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in USD, in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
Canada	$18.8	$19.0	$(0.2)	(1.1%)	$35.3	$35.0	$0.3	0.9%

Operating Costs and Expenses (1)
Canada	$13.7	$13.5	$0.2	1.5%	$25.7	$25.6	$0.1	0.4%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization and gain on sale of casino operations and loss on sale of assets.

Three Months Ended June 30, 2023 and 2022

The following discussion highlights results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Explanations below are provided based on CAD results.

Revenue increased at all of our Canada locations, with the exception of Century Downs, due to the COVID-19 restrictions lifting. In addition, gaming revenue increased due to the additional 2% slot machine net sales retained starting April 1, 2023. Gaming revenue decreased at Century Downs by (CAD 0.5 million), or (10.2%), ($0.6 million, or 14.8%), due to a competitor opening close to the casino in November 2022. Operating costs and expenses increased due to increased payroll and marketing costs and cost of goods sold offset by an earn out payment of CAD 0.9 million ($0.7 million based on the exchange rate of June 30, 2023) in June 2023 related to our 2020 sale of the Calgary casino operations.

Six Months Ended June 30, 2023 and 2022

The following discussion highlights results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Explanations below are provided based on CAD results.

Through early February 2022 we required customers to provide proof of vaccination, a negative rapid test result or an original medical exemption letter for entry to comply with a government mandate. In accordance with a government mandate, all customers and employees were required to wear masks while indoors through early March 2022.

Revenue increased at all of our Canada locations, with the exception of Century Downs, due to the COVID-19 restrictions lifting. In addition, gaming revenue increased due to the additional 2% slot machine net sales retained starting April 1, 2023. Gaming revenue decreased at Century Downs by (CAD 0.8 million), or (8.0%), ($1.0 million, or 13.2%), due to a competitor opening close to the casino in November 2022. Operating costs and expenses increased due to increased payroll and marketing costs and cost of goods sold offset by earn out payments of CAD 1.7 million ($1.3 million based on the exchange rate of June 30, 2023) in 2023 related to our 2020 sale of the Calgary casino operations. The sale of the land and building ceasing operations at Century Sports in February 2022 contributed to a decrease in net operating revenue of (CAD 0.3 million) ($0.3 million) and decreased operating costs and expenses of (CAD 0.3 million) ($0.2 million) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$23,255	$21,378	$1,877	8.8%	$48,503	$43,004	$5,499	12.8%
Food and Beverage Revenue	239	216	23	10.6%	470	406	64	15.8%
Other Revenue	21	113	(92)	(81.4%)	120	121	(1)	(0.8%)
Net Operating Revenue	23,515	21,707	1,808	8.3%	49,093	43,531	5,562	12.8%
Gaming Expenses	(15,365)	(13,436)	1,929	14.4%	(31,469)	(26,886)	4,583	17.0%
Food and Beverage Expenses	(957)	(803)	154	19.2%	(1,877)	(1,529)	348	22.8%
General and Administrative Expenses	(5,308)	(4,745)	563	11.9%	(10,585)	(9,752)	833	8.5%
Depreciation and Amortization	(661)	(676)	(15)	(2.2%)	(1,295)	(1,356)	(61)	(4.5%)
Total Operating Costs and Expenses	(22,291)	(19,660)	2,631	13.4%	(45,226)	(39,523)	5,703	14.4%
Earnings from Operations	1,224	2,047	(823)	(40.2%)	3,867	4,008	(141)	(3.5%)

Income Tax Expense	(388)	(515)	(127)	(24.7%)	(1,020)	(1,072)	(52)	(4.9%)
Non-Controlling Interest	(353)	(661)	(308)	(46.6%)	(1,139)	(1,127)	12	1.1%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	704	1,322	(618)	(46.7%)	2,277	2,255	22	1.0%
Adjusted EBITDA	$1,885	$2,724	$(839)	(30.8%)	$5,163	$5,368	$(205)	(3.8%)

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

Results in US dollars were impacted by a 4.2% increase and a (1.0%) decrease in the average exchange rate between the US dollar and Polish zloty for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

The tables below provide results for the Poland reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in PLN, in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
Poland	98.3	94.6	3.7	3.8%	210.6	184.8	25.8	13.9%

Operating Costs and Expenses (1)
Poland	90.4	82.8	7.6	9.2%	188.3	161.9	26.4	16.3%

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in USD, in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
Poland	$23.5	$21.7	$1.8	8.3%	$49.1	$43.5	$5.6	12.8%

Operating Costs and Expenses (1)
Poland	$21.6	$19.0	$2.6	13.7%	$43.9	$38.2	$5.7	14.9%

Three Months Ended June 30, 2023 and 2022

The following discussion highlights results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Explanations below are provided based on PLN results.

Net operating revenue increased primarily due to increased gaming revenue. We saw an increase in revenue throughout 2022 and into 2023 as COVID-19 related travel restrictions lessened. Operating costs and expenses increased due to an increase in payroll costs, marketing expenses and gaming-related expenses.

Six Months Ended June 30, 2023 and 2022

The following discussion highlights results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Explanations below are provided based on PLN results.

Net operating revenue increased primarily due to increased gaming revenue. We saw an increase in revenue throughout 2022 and into 2023 as COVID-19 related travel restrictions lessened. Operating costs and expenses increased due to an increase in payroll costs, marketing expenses and gaming-related expenses.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$4	$54	$(50)	(92.6%)	$61	$84	$(23)	(27.4%)
Other Revenue	—	11	(11)	(100.0%)	—	14	(14)	(100.0%)
Net Operating Revenue	4	65	(61)	(93.8%)	61	98	(37)	(37.8%)
Gaming Expenses	(6)	(30)	(24)	(80.0%)	(48)	(58)	(10)	(17.2%)
General and Administrative Expenses	(4,742)	(4,182)	560	13.4%	(8,306)	(9,105)	(799)	(8.8%)
Depreciation and Amortization	(57)	(119)	(62)	(52.1%)	(120)	(240)	(120)	(50.0%)
Total Operating Costs and Expenses	(4,805)	(4,331)	474	10.9%	(8,474)	(9,403)	(929)	(9.9%)
Earnings from Equity Investment	30	1,063	(1,033)	(97.2%)	1,121	1,063	58	5.5%
Loss from Operations	(4,771)	(3,203)	(1,568)	(49.0%)	(7,292)	(8,242)	950	11.5%

Income Tax Benefit	2,625	11,510	(8,885)	(77.2%)	5,044	11,255	(6,211)	(55.2%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(12,644)	(5,862)	(6,782)	(115.7%)	(22,708)	(14,389)	(8,319)	(57.8%)
Adjusted EBITDA	$(3,535)	$(896)	$(2,639)	(294.5%)	$(5,094)	$(4,021)	$(1,073)	(26.7%)

The table below illustrates the ships operating during the three and six months ended June 30, 2023 and 2022.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Three Months Ended June 30, 2023 and 2022

The following discussion highlights results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Net operating revenue decreased due to the ship-based casino contract ending in April 2023. General and administrative expenses increased by $0.6 million, or 13.3%, due primarily to increased payroll, insurance and professional service expenses offset by decreased acquisition costs. Earnings from equity investment relates to income from our 50% membership interest in Smooth Bourbon prior to its consolidation in the United States reportable segment on April 3, 2023.

Six Months Ended June 30, 2023 and 2022

The following discussion highlights results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Net operating revenue decreased due to the ship-based casino contract ending as detailed in the table above. General and administrative expenses decreased by ($0.8) million, or (8.8%), due primarily to decreased acquisition costs offset by increased payroll and professional service expenses. Earnings from equity investment relates to income from our 50% membership interest in Smooth Bourbon prior to its consolidation in the United States reportable segment on April 3, 2023.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2023	2022	$ Change	Change	2023	2022	$ Change	Change
Interest Income	$119	$108	$11	10.2%	$265	$125	$140	112.0%
Interest Expense	(18,349)	(21,904)	(3,555)	(16.2%)	(35,997)	(32,714)	3,283	10.0%
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	60	424	(364)	(85.8%)	3,817	2,317	1,500	64.7%
Non-Operating (Expense) Income	$(18,170)	$(21,372)	$(3,202)	(15.0%)	$(31,915)	$(30,272)	$1,643	5.4%

Interest income

Interest income is directly related to interest earned on our cash reserves and the Acquisition Escrow. The Acquisition Escrow was used to fund the Nugget Acquisition on April 3, 2023.

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

Gain on foreign currency transactions, cost recovery income and other

CDR received cost recovery income of $3.5 million for the six months ended June 30, 2023 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. Cost recovery income of $1.9 million was received by CDR for the six months ended June 30, 2022.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2023, we recognized income tax expense of $1.7 million on pre-tax income of $5.1 million, representing an effective income tax rate of 33.6% compared to income tax benefit of ($9.0) million on pre-tax income of $3.6 million, representing an effective income tax rate of (251.4%) for the same period in 2022. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the six months
	ended June 30,
Amounts in thousands	2023	2022
Net cash provided by operating activities	$21,100	$26,082
Net cash used in investing activities	(119,867)	(97,428)
Net cash provided by financing activities	5,089	160,748

	As of June 30,	As of June 30,
Amounts in thousands	2023	2022
Cash, cash equivalents and restricted cash (1)	$108,842	$196,411
Working capital (2)	$65,074	$160,559

(1)Cash, cash equivalents and restricted cash as of June 30, 2022 includes $100.1 million related to the Acquisition Escrow.

(2)Working capital is defined as current assets minus current liabilities and includes the $100.1 million related to the Acquisition Escrow as of June 30, 2022.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 consisted of $98.0 million to acquire the Nugget, net of cash, $0.4 million for slot machine purchases, $0.2 million in gaming-related purchases and $0.3 million in various improvements to the Mountaineer property in West Virginia, $7.7 million for our hotel project in Cape Girardeau, $6.6 million for our casino project in Caruthersville, $1.3 million in improvement projects for the temporary casino in Caruthersville, $0.2 million for our stand-alone hotel project in Caruthersville, $0.5 million for slot machine purchases and $0.4 million for surveillance equipment at our Missouri properties, $0.3 million in exterior improvements in Nevada, $0.4 million for slot machine purchases, $0.1 million in gaming-related purchases and $0.1 million in camera upgrades at our Colorado properties, $3.5 million in slot machine purchases in Poland, $0.4 million related to adding sportsbooks at our Canada properties and $3.7 million in other fixed asset additions at our properties, offset by $1.3 million in proceeds from the earn out related to the sale of casino operations in Calgary in 2020, $2.3 million in dividends from Smooth Bourbon, $0.1 million in proceeds from the disposition of assets, and $0.5 million in cash due to consolidating Smooth Bourbon following the Nugget Acquisition.

Net cash used in investing activities for the six months ended June 30, 2022 consisted of $95.0 million for the purchase of the 50% equity interest in Smooth Bourbon, $1.1 million for slot machine purchases and $0.2 million in gaming-related purchases in West Virginia, $0.5 million for our hotel project in Cape Girardeau, $0.9 million for our casino project in Caruthersville, $1.6 million for our stand-alone hotel project in Caruthersville, $1.0 million for slot machine purchases at our Missouri properties, $0.4 million for slot machine purchases, $0.2 million in gaming-related purchases and $0.2 million in camera upgrades at our Colorado properties, $0.2 million in slot machine purchases in Poland and $2.8 million in other fixed asset additions at our properties, offset by $6.3 million in proceeds from the sale of the land and building in Calgary, $0.2 million in dividends from Smooth Bourbon and $0.1 million in proceeds from the disposition of assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 consisted of $12.0 million in proceeds from borrowings net of principal payments, offset by $1.3 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $5.6 million in distributions to non-controlling interests.

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

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of June 30, 2023, our total debt under bank borrowings and other agreements, net of $15.5 million related to deferred financing costs, was $348.6 million, of which $343.5 million was long-term debt and $5.1 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement, the UniCredit Term Loans and the CDR land lease. The land will be purchased as part of the Canada Real Estate Sale, which is expected to close in the third quarter of 2023. On April 1, 2022, we entered into the Goldman Credit Agreement which provides for a $350.0 million term loan and a $30.0 million revolving line of credit. We drew the $350.0 million under the Goldman Term Loan on April 1, 2022 and used the proceeds as well as approximately $29.3 million of cash on hand to fund the Nugget Acquisition, repay the $166.2 million outstanding on the Macquarie Credit Agreement, and for related fees and expenses. We drew $30.0 million under the Revolving Facility on our Goldman Credit Agreement on July 20, 2023 for the Rocky Gap Acquisition. For a description of our debt agreements, see Note 5, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $255.5 million as of June 30, 2023 compared to $273.7 million as of June 30, 2022. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2023 maturities of our debt:

Amounts in thousands
Goldman Credit Agreement (1)	UniCredit Term Loans	Century Downs Land Lease	Total
$1,750	$860	$—	$2,610

(1)The Term Loan under the Goldman Credit Agreement requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

The following table lists the amount of remaining 2023 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$2,724	$94

As of June 30, 2023, cash payments due under the Master Lease for the remainder of 2023 are $19.2 million, which includes a CPI increase and increased rent related to the Rocky Gap Acquisition (discussed below), but does not include the increased rent that would be payable due to the Canadian Real Estate Sale (discussed below). Cash payments to the non-controlling partners under the lease between Smooth Bourbon and Nugget for the remainder of 2023 are $3.8 million.

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2023. We did not repurchase any common stock during the six months ended June 30, 2023. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of June 30, 2023, we had $108.6 million in cash and cash equivalents compared to $101.8 million in cash and cash equivalents at December 31, 2022. As of December 31, 2022, we also had $100.2 million of restricted cash in the Acquisition Escrow. The Acquisition Escrow was used to fund the Nugget Acquisition at the Second Closing on April 3, 2023. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. We borrowed $30.0 million on our Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition. As such, no amounts are currently available for borrowing under our Revolving Facility.

Impact of COVID-19

The duration and impact of the COVID-19 pandemic remains uncertain. We cannot predict the negative impacts that COVID-19 will have on our consumer demand, workforce, suppliers, contractors and other partners, and, whether future closures will be required. While the severity and duration of such business impacts cannot currently be estimated, the effects of COVID-19, governmental health and safety requirements and any future closures are expected to have a material impact on our business. We will continue to monitor our liquidity and make reductions to marketing and operating expenditures, where possible, if future government mandates or closures are required that would have an adverse impact on our cash flows, liquidity and results of operations.

Planned Projects, the Nugget Acquisition, the Rocky Gap Acquisition, Canadian Real Estate Sale

Planned capital expenditures for the remainder of 2023 include approximately $22.9 million in gaming equipment and renovations to various properties and security system upgrades. We are constructing a new land-based casino with a small hotel adjacent to and connected with the existing pavilion building at Century Casino Caruthersville. Construction began in December 2022 with completion expected in late 2024. We estimate this project will cost $51.9 million. The project is being financed with financing provided by VICI PropCo. As of June 30, 2023, we have received $19.8 million from VICI PropCo and have spent approximately $9.9 million of those funds on this project. We estimate that we will spend approximately $30.1 million on this project in the remainder of 2023, which will be financed by additional amounts from VICI PropCo. We are also building a hotel at our Cape Girardeau location. Construction began in September 2022 and is expected to be completed in the first half of 2024. We estimate this project will cost approximately $30.5 million. We plan to fund the project with cash on hand. As of June 30, 2023, we have spent approximately $12.1 million on this project. We estimate that we will spend approximately $17.5 million on this project in the remainder of 2023.

On April 3, 2023, we purchased 100% of the membership interests in Nugget for approximately $104.7 million (subject to certain adjustments) using the funds in the Acquisition Escrow and cash on hand. We also have a five-year option to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum.

On July 25, 2023, we completed the previously announced Rocky Gap Acquisition for approximately $61.2 million (subject to certain adjustments). In connection with the closing of this transaction one of our subsidiaries and a subsidiary of VICI PropCo entered into an amendment of the Master Lease that provides for an increase in initial annualized rent of approximately $15.5 million. Subsequent to the end of the second quarter, we borrowed $30.0 million from the Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition along with cash on hand.

On May 16, 2023, we entered into definitive agreements for subsidiaries of VICI to acquire the real estate assets of the Century Canadian Portfolio for an aggregate purchase price of CAD 221.7 million ($167.3 million based on the exchange rate on June 30, 2023) in cash. Simultaneous with the closing of the transaction, the Century Canadian Portfolio will be added to the Master Lease and annual rent will increase by CAD 17.3 million ($13.1 million based on the exchange rate on June 30, 2023). The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the third quarter of 2023.

We may be required to raise additional capital to address our liquidity and capital needs. We have a shelf registration statement with the SEC that became effective in June 2023 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities.

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

In addition, we expect our US domestic cash resources will be sufficient to fund our US operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the US than is generated by our US operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions in the form of a cash dividend, which would generally be exempt from taxation with the exception of the adverse impact of withholding taxes. We also could elect to raise capital in the US through debt or equity issuances. We estimate that approximately $36.7 million of our total $108.6 million in cash and cash equivalents at June 30, 2023 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated.

Critical Accounting Estimates

As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

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

Changes in Internal Control Over Financial Reporting – Our management has initiated the process of reviewing and implementing financial internal controls on the operations associated with the Nugget, which was acquired in April 2023.

Other than the foregoing, there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 7 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2023. There were no repurchases of common stock during the six months ended June 30, 2023.

Item 5. Other Information

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2023.

Item 6. Exhibits

Exhibit No.	Document
2.1*

Portfolio Agreement of Purchase and Sale, dated as of May 16, 2023, by and among Century Resorts Alberta Inc., Century Casino St. Albert Inc., Century Mile Inc. and United Horsemen of Alberta Inc., collectively as Vendor and Century Casinos, Inc., as Vendor Parent and VICI Properties L.P. as Purchaser.

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
10.2*

Fourth Amendment to Lease, dated as of July 25, 2023, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord.

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

Date: August 7, 2023