Form 10-Q
period 2023-09-30
CENTURY CASINOS INC /CO/
filed 2023-11-09
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,359,931 shares of common stock, $0.01 par value per share, were outstanding as of November 3, 2023.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$189,005	$101,785
Receivables, net	16,113	9,085
Prepaid expenses	15,568	13,780
Inventories	4,768	1,530
Restricted cash	—	100,151
Other current assets	2,367	1,688
Total Current Assets	227,821	228,019

Property and equipment, net	903,191	464,650
Leased right-of-use assets, net	26,018	27,190
Goodwill	85,636	9,583
Intangible assets, net	85,735	44,771
Deferred income taxes	29,035	15,579
Equity investment	—	93,260
Note receivable, net of current portion and unamortized discount	336	336
Deposits and other	1,089	1,579
Total Assets	$1,358,861	$884,967

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,909	$5,322
Current portion of operating lease liabilities	3,580	3,947
Current portion of finance lease liabilities	158	150
Accounts payable	14,586	15,341
Accrued liabilities	32,283	19,012
Accrued payroll	16,047	11,840
Taxes payable	21,768	9,801
Total Current Liabilities	93,331	65,413

Long-term debt, net of current portion and deferred financing costs (Note 5)	328,177	344,258
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	653,996	284,904
Operating lease liabilities, net of current portion	25,490	26,016
Finance lease liabilities, net of current portion	281	399
Taxes payable and other	32,019	6,965
Deferred income taxes	—	2,813
Total Liabilities	1,133,294	730,768
Commitments and Contingencies (Note 7)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,359,931 and 29,870,547 shares issued and outstanding	304	299
Additional paid-in capital	123,230	121,653
Retained earnings	19,888	37,265
Accumulated other comprehensive loss	(14,543)	(15,189)
Total Century Casinos, Inc. Shareholders' Equity	128,879	144,028
Non-controlling interests	96,688	10,171
Total Equity	225,567	154,199
Total Liabilities and Equity	$1,358,861	$884,967

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2023	2022	2023	2022
Operating revenue:
Gaming	$111,232	$93,505	$306,373	$277,853
Pari-mutuel, sports betting and iGaming	6,095	6,067	14,537	14,755
Hotel	15,937	2,619	30,694	7,234
Food and beverage	18,492	7,031	36,078	18,095
Other	9,423	3,330	18,766	8,839
Net operating revenue	161,179	112,552	406,448	326,776
Operating costs and expenses:
Gaming	59,624	46,729	158,658	137,755
Pari-mutuel, sports betting and iGaming	7,201	6,922	16,718	16,724
Hotel	4,650	754	9,212	2,088
Food and beverage	15,147	6,257	31,378	16,983
Other	4,726	332	8,214	970
General and administrative	43,187	25,847	103,920	78,032
Depreciation and amortization	12,518	6,776	29,562	20,350
(Gain) on sale of casino operations (Note 1)	(341)	—	(1,587)	—
Loss on sale of assets (Note 1)	—	—	—	2,154
Total operating costs and expenses	146,712	93,617	356,075	275,056
Earnings from equity investment	—	1,071	1,121	2,134
Earnings from operations	14,467	20,006	51,494	53,854
Non-operating (expense) income:
Interest income	75	574	340	699
Interest expense	(31,443)	(15,924)	(67,439)	(48,638)
Gain on foreign currency transactions, cost recovery income and other (Note 1)	367	409	4,184	2,725
Non-operating (expense) income, net	(31,001)	(14,941)	(62,915)	(45,214)
(Loss) earnings before income taxes	(16,534)	5,065	(11,421)	8,640
Income tax (expense) benefit	3,068	(855)	1,349	8,130
Net (loss) earnings	(13,466)	4,210	(10,072)	16,770
Net earnings attributable to non-controlling interests	(709)	(1,266)	(7,305)	(4,752)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(14,175)	$2,944	$(17,377)	$12,018

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.47)	$0.10	$(0.57)	$0.40
Diluted	$(0.47)	$0.09	$(0.57)	$0.38
Weighted average shares outstanding - basic	30,340	29,864	30,245	29,790
Weighted average shares outstanding - diluted	30,340	31,404	30,245	31,523

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2023	2022	2023	2022
Net (loss) earnings	$(13,466)	$4,210	$(10,072)	$16,770

Other comprehensive (loss) income
Foreign currency translation adjustments	(3,643)	(9,272)	659	(13,002)
Other comprehensive (loss) income	(3,643)	(9,272)	659	(13,002)
Comprehensive (loss) income	$(17,109)	$(5,062)	$(9,413)	$3,768

Comprehensive (loss) income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(709)	(1,266)	(7,305)	(4,752)
Foreign currency translation adjustments	680	1,035	(13)	1,764
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(17,138)	$(5,293)	$(16,731)	$780

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for share information	2023	2022	2023	2022
Common Stock
Balance, beginning of period	$303	$299	$299	$296
Performance stock unit issuance	1	—	5	3
Balance, end of period	304	299	304	299

Additional Paid-in Capital
Balance, beginning of period	$122,023	$119,970	$121,653	$118,469
Amortization of stock-based compensation	1,082	953	2,746	2,638
Exercise of options	125	—	125	252
Performance stock unit issuance	—	—	(1,294)	(436)
Balance, end of period	123,230	120,923	123,230	120,923

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(11,580)	$(9,431)	$(15,189)	$(6,430)
Foreign currency translation adjustment	(2,963)	(8,237)	646	(11,238)
Balance, end of period	(14,543)	(17,668)	(14,543)	(17,668)

Retained Earnings
Balance, beginning of period	$34,063	$38,363	$37,265	$29,289
Net (loss) earnings	(14,175)	2,944	(17,377)	12,018
Balance, end of period	19,888	41,307	19,888	41,307

Total Century Casinos, Inc. Shareholders' Equity	$128,879	$144,861	$128,879	$144,861

Noncontrolling Interests
Balance, beginning of period	$101,784	$9,530	$10,171	$8,733
Net earnings	709	1,266	7,305	4,752
Foreign currency translation adjustment	(680)	(1,035)	13	(1,764)
Distributions to non-controlling interests	(5,125)	(1,315)	(12,926)	(3,275)
Consolidation of Smooth Bourbon, LLC	—	—	92,125	—
Balance, end of period	96,688	8,446	96,688	8,446

Total Equity	$225,567	$153,307	$225,567	$153,307

Common shares issued	25,000	—	489,384	239,233

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,
Amounts in thousands	2023	2022
Cash Flows provided by Operating Activities:
Net (loss) earnings	$(10,072)	$16,770
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,562	20,350
Lease amortization	2,938	2,763
Loss (gain) on disposition of fixed assets	526	(37)
Income from equity investment	(1,121)	—
Amortization of stock-based compensation expense	2,746	2,638
Amortization of deferred financing costs and discount on note receivable	2,021	9,042
Loss on debt extinguishment (Note 1)	7,299	—
Loss on sale of assets (Note 1)	—	2,154
Gain on sale of operations (Note 1)	(1,587)	—
Deferred taxes	(16,104)	(13,616)
Changes in Operating Assets and Liabilities:
Receivables, net	(1,816)	(20)
Prepaid expenses and other assets	3,050	3,557
Accounts payable	(7,484)	(6,516)
Other current and long-term liabilities	7,283	3,190
Inventories	156	(169)
Accrued payroll	479	306
Taxes payable	10,114	(3,724)
Net cash provided by operating activities	27,990	36,688
Cash Flows used in Investing Activities:
Purchases of property and equipment	(42,012)	(12,938)
Smooth Bourbon dividends (Note 3)	2,256	982
Smooth Bourbon consolidation (Note 3)	528	(95,000)
Nugget acquisition, net of cash acquired (Note 3)	(98,792)	—
Rocky Gap acquisition, net of cash acquired (Note 3)	(53,026)	—
Purchase of intangible assets - casino license	—	(390)
Proceeds from disposition of assets	89	124
Century Casino Calgary sale earn out	1,587	—
Calgary asset sale (Note 1)	—	6,330
Net cash used in investing activities	(189,370)	(100,892)
Cash Flows provided by Financing Activities:
Proceeds from borrowings	55,200	350,000
Principal payments	(55,825)	(170,141)
Payment of deferred financing costs	—	(18,857)
Proceeds from sale leaseback (Note 1)	162,648	—
Distribution to non-controlling interest	(12,926)	(2,378)
Repurchase of shares to satisfy tax withholding	(1,290)	(434)
Proceeds from exercise of stock options	126	253
Net cash provided by financing activities	147,933	158,443
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$559	$(2,781)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(12,888)	$91,458

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$202,131	$108,041
Cash, Cash Equivalents and Restricted Cash at End of Period	$189,243	$199,499

Supplemental Disclosure of Cash Flow Information:
Interest paid	$53,373	$37,439
Income taxes paid	$4,806	$6,489
Income tax refunds	$—	$890
Non-Cash Investing Activities:
Purchase of property and equipment on account	$7,013	$2,304
Non-Cash Financing Activities:
Distributions payable to non-controlling shareholders	$—	$1,003

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of September 30, 2023 are detailed below.

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

•Mountaineer Casino, Resort & Races in New Cumberland, West Virginia (“Mountaineer” or “MTR”) (1)

•The Century Casino Cape Girardeau, Missouri (“Cape Girardeau” or “CCG”) (1)

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•Nugget Casino Resort in Sparks, Nevada (“Nugget”) (2)

•Rocky Gap Casino, Resort & Golf in Flintstone, Maryland (“Rocky Gap”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)(1)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”) (1); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“CMR” or “Century Mile”) (1)

(1)Subsidiaries of VICI Properties Inc. (“VICI”), an unaffiliated third party, own the real estate assets underlying these properties, and subsidiaries of the Company lease these properties under a master lease with VICI.

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

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). As of September 30, 2023, CPL owned and operated eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. Subsequent to quarter end, the Company closed its casinos in Katowice and Bielsko-Biala on October 16, 2023 due to the expiration of the gaming licenses and has applied for new licenses. See Note 4 for additional information.

•The Company owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino (“CDR” or “Century Downs”). CDR operates Century Downs Racetrack and Casino, a racetrack and entertainment center (“REC”) in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. The remaining 25% of CDR is owned by unaffiliated shareholders and is reported as a non-controlling financial interest. A subsidiary of VICI owns the real estate assets underlying this property.

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

The Company previously operated several ship-based casinos. The Company’s last concession agreement to operate ship-based casinos ended on April 16, 2023. The table below illustrates the ships operating during the three and nine months ended September 30, 2023 and 2022.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Recent Developments Related to COVID-19

Since the inception of the COVID-19 pandemic in March 2020, the Company varied its casinos’ operations based on the governmental health and safety requirements in the jurisdictions in which they are located. The COVID-19 pandemic impacted the Company’s results of operations in 2020 and the first half of 2021, and into the first quarter of 2022 for its Canada properties. Currently, the Company’s operations have no health and safety requirements for entry and few other COVID-19 related restrictions. The duration and impact of the COVID-19 pandemic remains uncertain. The Company cannot predict the negative impacts that COVID-19 will have on its consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on the Company’s financial results and the effects of COVID-19, ongoing governmental health and safety requirements and any future closures could have a material impact on the Company. The Company will continue to monitor its liquidity and make reductions to marketing and operating expenditures, where possible, if future government mandates or closures are required due to COVID-19 or other issues that would have an adverse impact on the Company.

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

The Company purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million (the “Smooth Bourbon Acquisition”) at the first closing, which occurred on April 1, 2022 (the “First Closing”). The Company used approximately $29.3 million of cash on hand and borrowings under the Goldman Credit Agreement (see Note 5) in connection with the First Closing. On April 3, 2023 (the “Second Closing”), the Company purchased 100% of the membership interests in Nugget for approximately $104.7 million (subject to certain adjustments) (the “OpCo Acquisition” and, together with the Smooth Bourbon Acquisition, the “Nugget Acquisition”). The purchase price for the OpCo Acquisition was paid from proceeds of the term loan under the Goldman Credit Agreement deposited in escrow (“Acquisition Escrow”) on the First Closing date. In August 2023, the Company paid from cash on hand an additional $0.8 million related to working capital adjustments. Following the Second Closing, the Company owns the Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. The Company also has a five year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million.

Rocky Gap Casino, Resort & Golf in Flintstone, Maryland

In August 2022, the Company entered into a definitive agreement with Golden Entertainment Inc. (“Golden”), Lakes Maryland Development, LLC, a subsidiary of Golden (“Lakes Maryland”), and VICI Properties, L.P., an affiliate of VICI (“VICI PropCo”), pursuant to which the Company agreed to acquire the operations of Rocky Gap Casino, Resort & Golf (“Rocky Gap” and, such transaction, the “Rocky Gap Acquisition”). Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts Resort, LLC, a subsidiary of Golden (“Evitts”), and an affiliate of VICI PropCo (“VICI PropCo Buyer”), VICI PropCo Buyer agreed to acquire a related interest in the land and building associated with Rocky Gap from Evitts.

On July 25, 2023, the Company purchased the operations of Rocky Gap for approximately $59.1 million (subject to certain adjustments), and VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap for approximately $203.9 million. In connection with the Rocky Gap Acquisition, subsidiaries of the Company and a subsidiary of VICI PropCo amended their triple net lease agreement (the “Master Lease”) to (i) add Rocky Gap to the Master Lease, (ii) provide for an increase in initial annualized rent of approximately $15.5 million and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options). See Note 3 for additional information.

Canada Real Estate Sale

On May 16, 2023, the Company entered into definitive agreements for subsidiaries of VICI to acquire the real estate assets of Century Casino & Hotel Edmonton in Edmonton, Alberta, Century Casino St. Albert in Edmonton, Alberta, Century Mile Racetrack and Casino in Edmonton, Alberta and Century Downs Racetrack and Casino in Calgary, Alberta (collectively, the “Century Canadian Portfolio”). The transaction closed on September 6, 2023, for an aggregate purchase price of CAD 221.7 million ($162.6 million based on the exchange rate on September 6, 2023) in cash (the “Canada Real Estate Sale”). The Company expects to retain approximately CAD 154.5 million (USD $114.6 million based on the exchange rate on September 30, 2023) of the purchase price after giving effect to the purchase of the Century Downs land that previously was subject to the CDR land lease, selling expenses, Canadian and US taxes and proceeds to be paid to the minority owners of Century Downs. Simultaneous with the closing of the transaction, subsidiaries of the Company and of VICI PropCo amended the Master Lease to (i) add the Century Canadian Portfolio to the Master Lease, (ii) provide for an increase in initial annualized rent of approximately CAD 17.3 million ($12.8 million based on the exchange rate on September 30, 2023) and (iii) extend the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options). The Company recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in its condensed consolidated statements of (loss) earnings for the three and nine months ended September 30, 2023.

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

Caruthersville Land-Based Casino and Hotel

The Company is building a new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building. Construction on the project began in December 2022 and it is expected to be completed in the second half of 2024 with an estimated project cost of $51.9 million. The Company is financing this project through financing provided by VICI PropCo. As of September 30, 2023, the Company has received $30.2 million in financing from VICI PropCo and has spent approximately $16.7 million of those funds on this project.

Caruthersville Hotel

In July 2021, the Company announced that it had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The Company opened the hotel, called The Farmstead, on October 30, 2022 with a total project cost of $3.6 million.

Cape Girardeau Hotel

The Company is building a 69 room hotel at its Cape Girardeau location. The hotel is planned as a six story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. Construction on the project began in September 2022, and it is expected to be completed in the first half of 2024. The Company estimates a project cost of approximately $30.5 million. The Company is financing the project with cash on hand. As of September 30, 2023, the Company has spent approximately $16.5 million on this project.

Terminated Projects

Century Sports

In August 2020, the Company announced that it had entered into an agreement to sell the casino operations of Century Casino Calgary for CAD 10.0 million ($7.5 million based on the exchange rate on August 5, 2020) plus a three year quarterly earn out as specified in the agreement. The transaction closed on December 1, 2020. The Company received earn out payments of CAD 0.5 million ($0.3 million based on the exchange rate on September 30, 2023) and CAD 2.1 million ($1.6 million based on the exchange rate of September 30, 2023) for the three and nine months ended September 30, 2023, respectively, that are recorded to gain on sale of casino operations in its condensed consolidated statements of (loss) earnings. After the sale, the Company continued to operate Century Sports and to own the underlying real estate. On February 10, 2022, the Company sold the land and building in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022) at which time the Company transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports. Century Sports was included in the Canada reportable segment.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.

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

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	September 30,	September 30,
Amounts in thousands	2023	2022
Cash and cash equivalents	$189,005	$99,257
Restricted cash	—	100,100
Restricted cash included in deposits and other	238	142
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$189,243	$199,499

As of September 30, 2023, the Company had $0.2 million related to payment of prizes and giveaways for Casinos Poland and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of September 30, 2022, the Company had $100.1 million related to the Acquisition Escrow in restricted cash on its condensed consolidated balance sheet and $0.1 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of September 30,	As of December 31,
Ending Rates	2023	2022
Canadian dollar (CAD)	1.3479	1.3550
Euros (EUR)	0.9454	0.9393
Polish zloty (PLN)	4.3848	4.4004

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2023	2022	% Change	2023	2022	% Change
Canadian dollar (CAD)	1.3408	1.3045	(2.8%)	1.3456	1.2823	(4.9%)
Euros (EUR)	0.9190	0.9920	7.4%	0.9232	0.9403	1.8%
Polish zloty (PLN)	4.1372	4.7025	12.0%	4.2347	4.3935	3.6%
Source: Xe Currency Converter

Equity Investment – On April 1, 2022, the Company purchased 50% of the membership interests in Smooth Bourbon. Smooth Bourbon owns the real property on which the Nugget Casino is located. The additional 50% of the membership interests in Smooth Bourbon is held by Marnell. At the time of the purchase of its 50% membership interests in Smooth Bourbon, the Company completed an assessment of whether Smooth Bourbon is a variable interest entity in which it has a financial interest. Based on this assessment, the Company concluded that Smooth Bourbon was not subject to consolidation under the guidance for variable interest entities prior to the Nugget Acquisition because Nugget is the primary beneficiary of Smooth Bourbon and reported its interest in Smooth Bourbon as an equity investment. After the Second Closing on April 3, 2023, the Company began consolidating Smooth Bourbon as a subsidiary for which it has a controlling financial interest and no longer reports its interest in Smooth Bourbon as an equity investment. See Note 3 for additional information about Smooth Bourbon.

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

3. ACQUISITION AND EQUITY INVESTMENT

Acquisition – Nugget

On April 3, 2023, the Company completed its previously announced Nugget Acquisition of 100% of the membership interests in Nugget Sparks, LLC from Marnell. Nugget Sparks, LLC operates the Nugget Casino Resort, located in Sparks, Nevada. The Nugget Acquisition was financed with funds previously borrowed from the Company’s Goldman Credit Agreement. In connection with the Nugget Acquisition, the Company made an initial payment to Marnell of $104.7 million on April 3, 2023 consisting of a base price of $100.0 million plus adjustments based on working capital of Nugget at closing. The Company made an additional working capital adjustment payment of $0.8 million on August 29, 2023.

As of April 3, 2023, the Company began consolidating Nugget as a wholly-owned subsidiary. Nugget contributed $32.5 million and $1.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the three months ended September 30, 2023 and $59.6 million in net operating revenue and $3.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2023.

The Company accounted for the transaction as a business combination, and accordingly, the acquired assets of $256.9 million including $6.8 million in cash) and liabilities of $194.8 million were included in the Company’s consolidated balance sheet at April 3, 2023. The Nugget Acquisition generated $43.4 million of tax deductible goodwill for the Company’s United States segment. The goodwill from the Nugget Acquisition is attributable to the business expansion opportunity for the Company.

The fair value of the assets acquired and liabilities assumed (excluding cash received) was determined to be $55.4 million as of the acquisition date. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

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

Amounts in thousands
Cash	$6,764
Receivables	1,689
Prepaid expenses	3,715
Inventories	2,681
Property and equipment	211,811
Intangible assets	30,250
Accounts payable	(2,622)
Accrued liabilities	(4,092)
Accrued payroll	(2,348)
Taxes payable	(998)
Finance lease liabilities	(184,700)
Net identifiable assets acquired	62,150
Add: Goodwill	43,406
Net assets acquired	$105,556

The following table details the purchase consideration net cash outflow.

Amounts in thousands
Outflow of cash to acquire subsidiaries, net of cash acquired
Cash consideration	$100,000
Working capital adjustments	5,556
Less: cash balances acquired	(6,764)
Net cash used in investing activities	$98,792

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, in connection with the Nugget Acquisition. These costs include investment banking, legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Nugget Acquisition, the Company and the sellers entered into a consulting agreement dated December 19, 2022, whereby the sellers agreed to provide the Company with certain consulting services following the Nugget Acquisition. The agreement compensates the sellers for services following the Nugget Acquisition as performed by employees at a monthly rate. Fees incurred under the agreement were $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and were recorded as general and administrative expenses in the United States segment. The agreement ended on September 30, 2023.

Acquisition-Related Contingencies

Nugget is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before April 3, 2023. Estimated losses have been accrued as of the Nugget Acquisition date for these proceedings in accordance with Accounting Standards Codification Topic 450 “Contingencies” (“ASC Topic 450”), which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of September 30, 2023.

Acquisition – Rocky Gap

On July 25, 2023, the Company completed its previously announced Rocky Gap Acquisition of 100% of the membership interests in Evitts Resort, LLC from Lakes Maryland. Evitts Resort, LLC operates Rocky Gap Casino, Resort & Golf, located in Flintstone, Maryland. Simultaneous with the closing of the Rocky Gap Acquisition, affiliates of VICI purchased the land and building associated with Rocky Gap. On July 25, 2023, the Company amended its Master Lease to add the Rocky Gap property. The Rocky Gap Acquisition was financed with $30.0 million borrowed under the revolving facility of the Company’s Goldman Credit Agreement and cash on hand. In connection with the Rocky Gap Acquisition, the Company made an initial payment to Lakes Maryland of $59.1 million on July 25, 2023. This amount included a base price of $56.1 million plus an adjustment based on the estimated working capital of Rocky Gap at closing.

As of July 25, 2023, the Company began consolidating Rocky Gap as a wholly-owned subsidiary. Rocky Gap contributed $14.6 million in net operating revenue and ($1.4) million in net loss attributable to Century Casinos, Inc. shareholders for the three and nine months ended September 30, 2023.

The Company accounted for the transaction as a business combination, and accordingly, the acquired assets of $238.9 million (including $6.1 million in cash) and liabilities of $212.4 million were included in the Company’s consolidated balance sheet at July 25, 2023. The Rocky Gap Acquisition generated $32.6 million of tax deductible goodwill for the Company’s United States segment. The goodwill from the Rocky Gap Acquisition is attributable to the business expansion opportunity for the Company.

The fair value of the assets acquired and liabilities assumed (excluding cash received) was determined to be $20.4 million as of the acquisition date. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

•multi-period excess earnings method;

•cost method;

•capitalized cash flow method;

•relief from royalty method;

•discounted cash flow method; and

•direct market value approach.

Both the income and market approach valuation methodologies used for the identifiable net assets acquired in the Rocky Gap Acquisition make use of Level 3 inputs and are provisional pending development of a final valuation.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented a reasonable approximation of the fair value of those items at the Rocky Gap Acquisition date, based on management’s judgment and estimates.

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

The real estate assets that were sold to VICI and leased back to the Company were adjusted to fair value concurrently with the Rocky Gap Acquisition. The fair value was determined utilizing the direct capitalization method of the income approach. The fair value of the acquired real estate assets was determined to be $203.9 million. The income approach incorporates all tangible and intangible property and served as a ceiling for the fair values of the acquired assets of the ongoing business enterprise, while still taking into account the premise of highest and best use.

The fair value of the customer relationships from the player’s club list was valued using the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The present value difference in the two cash flow streams is ascribable to the intangible asset. The Company has assigned a 10 year useful life to the player loyalty program based on estimated revenue attrition among the player’s club members, from historical operations as estimated by management.

The fair value of the Rocky Gap trademark was valued using the relief from royalty method. The relief from royalty method presumes that, without ownership of the asset, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, the Company avoids any such payments and records the related intangible value of the trademark. The primary assumptions in the valuation included projected revenue, a pre-tax royalty rate, the trademark’s useful life, and tax expense. The Company has assigned the Rocky Gap trademark a 10 year useful life after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trademark.

Details of the Rocky Gap Acquisition in the table below are based on estimated fair values of assets and liabilities as of July 25, 2023. The Rocky Gap Acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the Rocky Gap Acquisition have been recorded at their preliminary fair values. Certain estimated values for the Rocky Gap Acquisition for accrued liabilities, property and equipment, intangible assets, and deferred income taxes are not yet finalized pending the final purchase price allocations and the receipt of additional information from the Rocky Gap. As a result, the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company expects to finalize the allocation of the purchase price within one year of the Rocky Gap Acquisition date.

Amounts in thousands
Cash	$6,101
Receivables	2,147
Prepaid expenses	577
Inventories	715
Other current assets	167
Property and equipment	211,566
Leased right-of-use assets	3,441
Intangible assets	14,160
Accounts payable	(581)
Accrued liabilities	(2,798)
Accrued payroll	(1,393)
Taxes payable	(215)
Operating lease liabilities	(3,441)
Finance lease liabilities	(203,925)
Net identifiable assets acquired	26,521
Add: Goodwill	32,606
Net assets acquired	$59,127

The following table details the purchase consideration net cash outflow.

Amounts in thousands
Outflow of cash to acquire subsidiaries, net of cash acquired
Cash consideration	$56,075
Preliminary working capital adjustment	3,052
Less: cash balances acquired	(6,101)
Net cash used in investing activities	$53,026

Acquisition-related costs

The Company incurred acquisition costs of approximately $3.4 million and $3.6 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million for the three and nine months ended September 30, 2022 in connection with the Rocky Gap Acquisition. These costs include investment banking, legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Rocky Gap Acquisition, the Company and the sellers entered into a consulting agreement dated July 25, 2023, whereby the sellers agreed to provide the Company with certain transitional services following the Rocky Gap Acquisition. The agreement compensates the sellers for services following the Rocky Gap Acquisition as performed by employees at a monthly rate. The agreement ended on October 8, 2023. The Company did not accrue an estimate for fees incurred under the agreement for the three and nine months ended September 30, 2023.

Acquisition-Related Contingencies

Rocky Gap is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before the July 25, 2023 closing of the Rocky Gap Acquisition. Estimated losses have been accrued as of the Rocky Gap Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of September 30, 2023.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Nugget Acquisition and Rocky Gap Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Nugget Acquisition and Rocky Gap Acquisition for the nine months ended September 30, 2023 and 2022 including (i) pro forma adjustments to record the removal of interest expense related to the Macquarie Credit Agreement (see Note 5), (ii) pro forma adjustments to record interest expense related to the Goldman Credit Agreement, borrowing of the revolving facility under the Goldman Credit Agreement, and interest on the VICI financing obligation, (iii) pro forma adjustments to record depreciation and amortization for assets acquired in the Nugget Acquisition and Rocky Gap Acquisition, (iv) an estimated tax impact, and (v) pro forma adjustments to record Smooth Bourbon as a consolidated subsidiary as of January 1, 2022. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results. For the purposes of this table, financial information has been provided through September 30, 2023 for the Nugget, Rocky Gap and the Company.

	For the nine months ended	For the nine months ended
Amounts in thousands, except for per share information	September 30, 2023	September 30, 2022
Net operating revenue	$465,016	$463,179
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(25,528)	$22,061

Equity Investment – Smooth Bourbon

Following is summarized financial information regarding Smooth Bourbon for the three and nine months ended September 30, 2023:

	For the three months ended		For the nine months ended
Amounts in thousands	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating Results
Net operating revenue	$—	$3,959	$4,059	$7,729
Earnings from continuing operations	$—	$3,725	$3,833	$7,475
Net earnings	$—	$2,142	$2,241	$4,268
Net earnings attributable to Century Casinos, Inc.	$—	$1,071	$1,121	$2,134

The Company began consolidating Smooth Bourbon on April 3, 2023 after the Nugget Acquisition and therefore no longer reports its interest in Smooth Bourbon as an equity investment.

Changes in the carrying amount of the investment in Smooth Bourbon for the nine months ended September 30, 2023 are presented in the table below.

Amounts in thousands	Balance at January 1, 2023	Equity Earnings	Dividend	Conversion to Consolidated Subsidiary	Balance at September 30, 2023
Smooth Bourbon	$93,260	$1,121	$(2,256)	$(92,125)	$—

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of September 30, 2023 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, heightened by the possibility of additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2023	$19,786	$7,142	$5,816	$32,744
Acquisition	76,012	—	—	76,012
Currency translation	—	20	21	41
Gross carrying value September 30, 2023	95,798	7,162	5,837	108,797

Accumulated impairment losses January 1, 2023	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses September 30, 2023	(19,786)	(3,375)	—	(23,161)

Net carrying value at January 1, 2023	$—	$3,767	$5,816	$9,583
Net carrying value at September 30, 2023	$76,012	$3,787	$5,837	$85,636

Intangible Assets

Intangible assets at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2023	2022
Finite-lived
Casino licenses	$2,681	$2,672
Less: accumulated amortization	(2,104)	(1,763)
	577	909
Trademarks	16,158	2,368
Less: accumulated amortization	(1,416)	(730)
	14,742	1,638
Players club lists	50,993	20,373
Less: accumulated amortization	(12,466)	(8,974)
	38,527	11,399
Total finite-lived intangible assets, net	53,846	13,946
Indefinite-lived
Casino licenses	30,390	29,331
Trademarks	1,499	1,494
Total indefinite-lived intangible assets	31,889	30,825
Total intangible assets, net	$85,735	$44,771

Trademarks

The Company currently owns five trademarks, the Century Casinos trademark, the Mountaineer trademark, the Nugget trademark, the Rocky Gap trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that the Mountaineer, Nugget and Rocky Gap trademarks, all reported in the United States segment, have useful lives of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trademark. As such, the trademarks will be amortized over their useful lives. Costs incurred to renew trademarks that are finite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of (loss) earnings. Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2023	Acquisition	Amortization	Balance at September 30, 2023
United States	$1,638	$13,790	$(686)	$14,742

As of September 30, 2023, estimated amortization expense of the United States trademarks over the next five years was as follows:

Amounts in thousands
2023	$403
2024	1,609
2025	1,609
2026	1,609
2027	1,609
Thereafter	7,903
$14,742

The weighted-average amortization period of the United States trademarks is 8.5 years.

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

Amounts in thousands	Balance at January 1, 2023	Currency translation	Balance at September 30, 2023
Poland	$1,386	$5	$1,391
Corporate and Other	108	—	108
	$1,494	$5	$1,499

Casino Licenses: Finite-Lived

As of September 30, 2023, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2023	Amortization	Currency translation	Balance at September 30, 2023
Poland	$909	$(348)	$16	$577

As of September 30, 2023, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2023	$91
2024	216
2025	95
2026	70
2027	70
Thereafter	35
$577

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 1.1 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

The Company closed its casinos in Katowice and Bielsko-Biala on October 16, 2023 due to the expiration of the gaming licenses. CPL has submitted applications for new casino licenses for these locations, but licenses have not been awarded by the Polish Minister of Finance for either location. For the nine months ended September 30, 2023, the Bielsko-Biala casino generated approximately 3% and Katowice generated approximately 8% of CPL’s gaming revenue and together approximately 1.5% of the Company’s consolidated net operating revenue.

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

Amounts in thousands	Balance at January 1, 2023	Consolidation of Smooth Bourbon	Currency translation	Balance at September 30, 2023
United States	$17,962	$1,000	$—	$18,962
Canada	11,369	—	59	11,428
	$29,331	$1,000	$59	$30,390

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

Amounts in thousands	Balance at January 1, 2023	Acquisition	Amortization	Balance at September 30, 2023
United States	$11,399	$30,620	$(3,492)	$38,527

As of September 30, 2023, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2023	$1,432
2024	5,973
2025	5,973
2026	5,730
2027	3,062
Thereafter	16,357
$38,527

The weighted-average amortization period for the player’s club lists is 5.8 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of September 30, 2023 and December 31, 2022 consisted of the following:

Amounts in thousands	September 30, 2023		December 31, 2022
Credit agreement - Goldman	$344,750	11.15%	$347,375	8.45%
UniCredit term loan	3,173	3.25%	4,661	3.17%
Financing obligation - CDR land lease	—	—	14,388	15.05%
Total principal	$347,923	11.02%	$366,424	8.72%
Deferred financing costs	(14,837)		(16,844)
Total long-term debt	$333,086		$349,580
Less current portion	(4,909)		(5,322)
Long-term portion	$328,177		$344,258

Goldman Credit Agreement

On April 1, 2022, the Company entered into a Credit Agreement (the “Goldman Credit Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaced the Macquarie Credit Agreement discussed below. The Goldman Credit Agreement provides for a $350.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Facility”). As of September 30, 2023, the outstanding balance of the Term Loan was $344.8 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Term Loan to fund the Nugget Acquisition (including the Acquisition Escrow), for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement and for related fees and expenses. The Company borrowed $30.0 million from the Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition, and repaid the full amount of this borrowing on September 21, 2023.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of less than $0.1 million and $0.1 million were recorded as interest expense in the consolidated statements of (loss) earnings for the three and nine months ended September 30, 2023, respectively.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all applicable financial covenants under the Goldman Credit Agreement as of September 30, 2023.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. These costs are included in interest expense in the condensed consolidated statements of (loss) earnings for the three and nine months ended September 30, 2023 and 2022.

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

Commitment fees related to the Macquarie Revolving Facility of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of (loss) earnings for the nine months ended September 30, 2022. The Company amortized $0.4 million for the nine months ended September 30, 2022 relating to Macquarie Credit Agreement deferred financing costs. These costs are included in interest expense in the condensed consolidated statements of (loss) earnings for the nine months ended September 30, 2022. The Company wrote off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

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

As of September 30, 2023, CPL had a short-term line of credit with mBank used to finance current operations. The line of credit has a borrowing capacity of PLN 5.0 million bearing an interest rate of overnight WIBOR plus 2.00%. As of September 30, 2023, the credit facility had no outstanding balance and PLN 5.0 million ($1.1 million based on the exchange rate in effect on September 30, 2023) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The line of credit was amended in May 2023 to extend the line of credit maturity through June 4, 2024.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.8 million based on the exchange rate in effect on September 30, 2023). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect on September 30, 2023) with mBank and will terminate in June 2024 and January 2026, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.9 million ($0.2 million based on the exchange rate in effect on September 30, 2023) in deposits for this purpose as of September 30, 2023. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

CRM previously had a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”) that was converted to a USD loan in November 2021. The loan was paid in full in September 2023 and bore an interest rate of LIBOR plus 1.625%.

As of September 30, 2023, CRM had a credit agreement with UniCredit originally entered into in August 2018 as a $7.4 million line of credit for acquisitions and capital expenditures at the Company’s existing operations or new operations. The line of credit was converted to a EUR 6.0 million term loan in June 2021 (the “UniCredit Term Loan”). The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of September 30, 2023, the amount outstanding was EUR 3.0 million ($3.2 million based on the exchange rate in effect on September 30, 2023) and the Company had no further borrowings available. The UniCredit Term Loan is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

The Company purchased the land at CDR prior to its sale to VICI as part of the Canada Real Estate Sale for CAD 29.4 million ($21.6 million based on the exchange rate on September 6, 2023). Prior to this purchase, CDR leased the land, which was accounted for as a financing obligation. The Company recorded the loss on debt extinguishment of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in the Company’s condensed consolidated statements of (loss) earnings for the three and nine months ended September 30, 2023.

As of September 30, 2023, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Credit Agreement	UniCredit Term Loan	Total
2023	$875	$353	$1,228
2024	3,500	1,410	4,910
2025	3,500	1,410	4,910
2026	3,500	—	3,500
2027	3,500	—	3,500
Thereafter	329,875	—	329,875
Total	$344,750	$3,173	$347,923

6.LONG-TERM FINANCING OBLIGATION

On December 6, 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into the sale and leaseback transaction for the 2019 Acquired Casino properties and entered into the Master Lease to lease the real estate assets of the 2019 Acquired Casinos. The Master Lease does not transfer control of the properties under the Master Lease to VICI PropCo subsidiaries.

The Master Lease has been modified as follows:

•On December 1, 2022, an amendment provided for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease to provide for an increase in initial annualized rent by approximately $4.2 million after completion of the Caruthersville casino project and (iii) other related modifications.

•On July 25, 2023, an amendment (i) added Rocky Gap to the Master Lease, (ii) increased initial annualized rent by approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.8 million based on the exchange rate on September 30, 2023) and (iii) extended the initial Master Lease term for 15-years from the date of the amendment (subject to the existing four five year renewal options).

The Company accounts for the transaction as a failed sale-leaseback financing obligation. When cash proceeds are exchanged, a failed sale-leaseback financing obligation is equal to the proceeds received for the assets that are sold and then leased back. The value of the failed sale-leaseback financing obligations recognized in this transaction was determined to be the fair value of the leased real estate assets. In subsequent periods, a portion of the periodic payment under the Master Lease will be recognized as interest expense with the remainder of the payment reducing the failed sale-leaseback financing obligation using the effective interest method. The failed sale-leaseback obligations will not be reduced to less than the net book value of the leased real estate assets as of the end of the lease term.

The fair values of the real estate assets and the related failed sale-leaseback financing obligation were estimated based on the present value of the estimated future payments over the term plus renewal options of 35 years, using an average imputed discount rate of approximately 8.9%. The value of the failed sale-leaseback financing obligation is dependent upon assumptions regarding the amount of the payments and the estimated discount rate of the payments required by a market participant.

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The Master Lease has a term of 15 years with no purchase option. At the Company’s option, the Master Lease may be extended for up to four five year renewal terms beyond the 15 year term. The Company exercised one five year renewal option when the Master Lease was amended on December 1, 2022. The renewal terms are effective as to all, but not less than all, of the property then subject to the Master Lease. The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without the Landlord’s consent.

The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the Company’s properties that are subject to the Master Lease, including real estate taxes, insurance, utilities, maintenance and operating costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. The Company has provided a guarantee of the Tenant’s obligations under the Master Lease.

The rent under the Master Lease currently escalates at the greater of either 1.0125% (the “Base Rent Escalator”) or the increase in the Consumer Price Index (“CPI”). The CPI rent escalator for the Century Canadian Portfolio is capped at 2.5%. The Base Rent Escalator is subject to adjustment from and after the 6th year if the Minimum Rent Coverage Ratio (as defined in the Master Lease) is not satisfied.

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including an annual escalator of up to 1.0125%. The estimated future payments are not adjusted for increases based on the CPI.

Amounts in thousands
2023	$10,094
2024	54,471
2025	55,152
2026	55,841
2027	56,539
Thereafter	2,133,282
Total payments	2,365,379
Less imputed interest	(1,711,383)
Total	$653,996

Total payments and interest expense related to the Master Lease for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2023	2022	2023	2022
Payments made	$11,923	$8,501	$25,654	$19,127
Interest expense on financing obligation	$12,902	$7,201	$27,321	$21,311

Rent adjusted for CPI for the year ended December 31, 2023, including the Rocky Gap and Century Canadian Portfolio amendments, is estimated to be $37.2 million.

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

8.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the nine months ended September 30, 2023, the Company recognized an income tax benefit of ($1.3) million on pre-tax loss of ($11.4) million, representing an effective income tax rate of 11.8% compared to an income tax benefit of ($8.1) million on pre-tax earnings of $8.6 million, representing an effective income tax rate of (94.1%) for the same period in 2022.

For the nine months ended September 30, 2023, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the nine months ended September 30, 2023.

A number of items caused the effective income tax rate for the nine months ended September 30, 2023 to differ from the US federal statutory income tax rate of 21%, including certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. Further, capital gains recognized from the Canada Real Estate Sale with VICI PropCo were subject to an effective tax rate of 11.5%, a 50% reduction from the Canadian statutory rate of 23%. As of September 30, 2023, the Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd.

Additionally, with the completion of the Canada Real Estate Sale, the Company does not currently intend to permanently reinvest approximately $40.0 million of earnings and profits from the Canadian subsidiaries, which would be available for repatriation. In anticipation of a potential repatriation to the Company, which would generally be exempt from taxation in the United States, the Company recorded a deferred tax liability of $2.9 million for the required foreign tax withholding associated with repatriating a cash dividend to the United States.

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

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2023	2022	2023	2022
Weighted average common shares, basic	30,340	29,864	30,245	29,790
Dilutive effect of stock options	—	1,540	—	1,733
Weighted average common shares, diluted	30,340	31,404	30,245	31,523

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2023	2022	2023	2022
Stock options	2,126	2,730	2,256	2,746

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and nine months ended September 30, 2023 and 2022.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. The Company applied the acquisition method of accounting for the Nugget Acquisition and Rocky Gap Acquisition. Identifiable assets and liabilities assumed were recognized and measured at fair value as of the acquisition dates. The valuation of intangible assets was determined using an income approach methodology. The Company’s key assumptions include projected future revenues, customer attrition rates and discount rates. See Note 3 for more information about and accounting for the Nugget Acquisition and Rocky Gap Acquisition. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2022.

Debt – The carrying value of the Goldman Credit Agreement, the UniCredit Term Loan and CPL’s short-term line of credit approximate fair value based on the variable interest paid on the obligations. The estimated fair values of the outstanding balances under the Goldman Credit Agreement and UniCredit Term Loan are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2023	2022	2023	2022
Revenue from contracts with customers	$161,179	$112,552	$406,448	$326,776
Cost recovery income	—	—	3,501	1,938
Century Casino Calgary sale earn out revenue	341	—	1,587	—
Total revenue	$161,520	$112,552	$411,536	$328,714

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

	For the three months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$75,711	$12,407	$23,114	$—	$111,232
Pari-mutuel, sports betting and iGaming	3,178	2,917	—	—	6,095
Hotel	15,791	146	—	—	15,937
Food and beverage	14,242	4,012	238	—	18,492
Other	7,939	1,439	45	—	9,423
Net operating revenue	$116,861	$20,921	$23,397	$—	$161,179

	For the three months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$60,150	$11,841	$21,478	$36	$93,505
Pari-mutuel, sports betting and iGaming	2,965	3,102	—	—	6,067
Hotel	2,485	134	—	—	2,619
Food and beverage	3,319	3,509	203	—	7,031
Other	1,799	1,479	52	—	3,330
Net operating revenue	$70,718	$20,065	$21,733	$36	$112,552

	For the nine months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$200,089	$34,606	$71,617	$61	$306,373
Pari-mutuel, sports betting and iGaming	6,847	7,690	—	—	14,537
Hotel	30,305	389	—	—	30,694
Food and beverage	25,922	9,449	707	—	36,078
Other	14,473	4,128	165	—	18,766
Net operating revenue	$277,636	$56,262	$72,489	$61	$406,448

	For the nine months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$179,524	$33,728	$64,481	$120	$277,853
Pari-mutuel, sports betting and iGaming	6,300	8,455	—	—	14,755
Hotel	6,895	339	—	—	7,234
Food and beverage	9,314	8,171	610	—	18,095
Other	4,242	4,412	174	11	8,839
Net operating revenue	$206,275	$55,105	$65,265	$131	$326,776

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $3.0 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, and $1.1 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months		For the three months
	ended September 30, 2023		ended September 30, 2022
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$652	$3,706	$749	$2,842
Closing	1,080	4,702	1,299	2,607
Increase/(Decrease)	$428	$996	$550	$(235)

	For the nine months		For the nine months
	ended September 30, 2023		ended September 30, 2022
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,351	$2,417	$1,269	$2,986
Closing	1,080	4,702	1,299	2,607
(Decrease)/Increase	$(271)	$2,285	$30	$(379)

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

The Company’s operating and finance leases include land, casino space, corporate offices, and gaming and other equipment. The leases have remaining lease terms of one month to 48 years.

The components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2023	2022	2023	2022
Operating lease expense	$1,478	$1,305	$4,194	$3,988

Finance lease expense:
Amortization of right-of-use assets	$23	$26	$70	$110
Interest on lease liabilities	8	10	26	19
Total finance lease expense	$31	$36	$96	$129

Variable lease expense	$335	$415	$944	$1,139

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,
Amounts in thousands	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26	$15
Operating cash flows from operating leases	3,844	3,579
Financing cash flows from finance leases	113	115

Right-of-use assets obtained in exchange for operating lease liabilities	$3,489	$1,050

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	September 30, 2023	December 31, 2022
Operating leases
Leased right-of-use assets, net	$26,018	$27,190

Current portion of operating lease liabilities	3,580	3,947
Operating lease liabilities, net of current portion	25,490	26,016
Total operating lease liabilities	29,070	29,963

Finance leases
Finance lease right-of-use assets, gross	768	764
Accumulated depreciation	(246)	(175)
Property and equipment, net	522	589

Current portion of finance lease liabilities	158	150
Finance lease liabilities, net of current portion	281	399
Total finance lease liabilities	439	549

Weighted-average remaining lease term
Operating leases	14.6 years	10.5 years
Finance leases	2.9 years	3.6 years

Weighted-average discount rate
Operating leases	8.7%	4.9%
Finance leases	7.0%	7.0%

Maturities of lease liabilities as of September 30, 2023 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2023	$1,282	$46
2024	4,989	179
2025	3,953	161
2026	3,674	85
2027	3,616	15
Thereafter	39,625	—
Total lease payments	57,139	486
Less imputed interest	(28,069)	(47)
Total	$29,070	$439

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

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments:

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
	Midwest	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
Century Casino Cape Girardeau (1)
Century Casino Caruthersville (1) and The Farmstead
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada (2)	Century Casino & Hotel - Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other (3)
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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$116,861	$20,921	$23,397	$—	$161,179
Earnings (loss) before income taxes	7,861	(6,586)	1,558	(19,367)	(16,534)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,273	$(1,730)	$788	$(18,506)	$(14,175)
Interest expense (income), net (1)	11,951	8,706	(74)	10,785	31,368
Income taxes (benefit)	818	(3,403)	378	(861)	(3,068)
Depreciation and amortization	10,706	1,102	653	57	12,518
Net earnings (loss) attributable to non-controlling interests	1,770	(1,453)	392	—	709
Non-cash stock-based compensation	—	—	—	1,082	1,082
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	(85)	1,484	(213)	(46)	1,140
Loss on disposition of fixed assets	56	—	24	—	80
Acquisition costs	—	—	—	3,693	3,693
Adjusted EBITDA	$30,489	$4,706	$1,948	$(3,796)	$33,347

(1)Included in interest expense (income), net is interest expense of $12.0 million and $0.9 million related to the Master Lease in the United States and Canada segments, respectively, and interest expense of $0.4 million related to the CDR land lease and $7.3 million related to the debt extinguishment of the CDR land lease in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $11.9 million and $0.3 million, respectively, for the period presented. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale.

(2)Included in the Canada segment is $0.3 million related to the earn out from the sale of casino operations in Calgary in 2020.

	For the three months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$70,718	$20,065	$21,733	$36	$112,552
Earnings from equity investment	—	—	—	1,071	1,071
Earnings (loss) before income taxes	9,139	3,395	3,513	(10,982)	5,065

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,372	$2,623	$2,032	$(4,083)	$2,944
Interest expense (income), net (2)	7,201	581	(519)	8,087	15,350
Income taxes (benefit)	6,767	522	465	(6,899)	855
Depreciation and amortization	4,892	1,180	623	81	6,776
Net earnings attributable to non-controlling interests	—	250	1,016	—	1,266
Non-cash stock-based compensation	—	—	—	953	953
Gain on foreign currency transactions and cost recovery income	—	(71)	(333)	(5)	(409)
Loss on disposition of fixed assets	11	—	27	—	38
Acquisition costs	—	—	—	295	295
Adjusted EBITDA	$21,243	$5,085	$3,311	$(1,571)	$28,068

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations, which ceased in April 2023.

(2)Included in interest expense (income), net is interest expense of $7.2 million related to the Master Lease in the United States segment and interest expense of $0.6 million related to the CDR land lease in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $8.5 million and $0.5 million, respectively, for the period presented. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale.

	For the nine months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$277,636	$56,262	$72,489	$61	$406,448
Earnings from equity investment	—	—	—	1,121	1,121
Earnings (loss) before income taxes	25,244	4,453	5,995	(47,113)	(11,421)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$17,026	$2,865	$3,066	$(40,334)	$(17,377)
Interest expense (income), net (2)	26,370	9,776	(285)	31,238	67,099
Income taxes (benefit)	4,656	(624)	1,398	(6,779)	(1,349)
Depreciation and amortization	24,065	3,374	1,948	175	29,562
Net earnings attributable to non-controlling interests	3,562	2,212	1,531	—	7,305
Non-cash stock-based compensation	—	—	—	2,746	2,746
Gain on foreign currency transactions, cost recovery income and other (3)	(85)	(3,228)	(572)	(42)	(3,927)
Loss on disposition of fixed assets	492	5	25	4	526
Acquisition costs	—	—	—	4,101	4,101
Adjusted EBITDA	$76,086	$14,380	$7,111	$(8,891)	$88,686

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations, which ceased in April 2023.

(2)Included in interest expense (income), net is interest expense of $26.4 million and $0.9 million related to the Master Lease in the United States and Canada segments, respectively, and interest expense of $1.4 million related to the CDR land lease and $7.3 million related to the debt extinguishment of the CDR land lease in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $25.7 million and $1.3 million, respectively, for the period presented. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale.

(3)Included in the Canada segment is $1.6 million related to the earn out from the sale of casino operations in Calgary in 2020 and cost recovery income for CDR.

	For the nine months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$206,275	$55,105	$65,265	$131	$326,776
Earnings from equity investment	—	—	—	2,134	2,134
Earnings (loss) before income taxes	28,176	9,123	7,967	(36,626)	8,640

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$21,409	$4,797	$4,285	$(18,473)	$12,018
Interest expense (income), net (2)	21,310	1,733	(586)	25,482	47,939
Income taxes (benefit)	6,767	1,718	1,538	(18,153)	(8,130)
Depreciation and amortization	14,418	3,632	1,979	321	20,350
Net earnings attributable to non-controlling interests	—	2,608	2,144	—	4,752
Non-cash stock-based compensation	—	—	—	2,638	2,638
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	(1)	138	(712)	(8)	(583)
Loss (gain) on disposition of fixed assets	33	23	31	(124)	(37)
Acquisition costs	—	—	—	2,724	2,724
Adjusted EBITDA	$63,936	$14,649	$8,679	$(5,593)	$81,671

(1)Net operating revenue for Corporate and Other primarily related to the Company’s cruise ship operations and consulting agreements, which ceased in April 2023.

(2)Included in interest expense (income), net is interest expense of $21.3 million related to the Master Lease in the United States segment, interest expense of $1.7 million related to the CDR land lease in the Canada segment, and interest expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan in the Corporate and Other segment. Cash payments related to the Master Lease and CDR land lease were $19.1 million and $1.6 million, respectively, for the period presented. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale.

(3)Loss of $2.2 million related to the sale of the land and building in Calgary is included in the Canada segment.

14.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into an agreement with Marnell which with the Company owns 50% of Smooth Bourbon, for general contracting and consulting services. The Company had a liability of $0.4 million related to construction performed by Marnell in accrued liabilities on its condensed consolidated balance sheet as of December 31, 2022. There were no assets or liabilities related to Marnell on the Company’s condensed consolidated balance sheet as of September 30, 2023.

The Company has also entered into a consulting agreement with Marnell for services after the acquisition of Nugget is completed. Fees incurred under the agreement were $0.2 million and $0.4 million for the three and nine months ended September 30, 2023 and were recorded as general and administrative expenses in the United States segment. Additional expenses related to Marnell were less than $0.1 million for the three and nine months ended September 30, 2023 and were recorded as general and administrative expenses in the United States segment.

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

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments.

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
	Midwest	Century Casino & Hotel - Central City
Century Casino & Hotel - Cripple Creek
Century Casino Cape Girardeau (1)
Century Casino Caruthersville (1) and The Farmstead
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada (2)	Century Casino & Hotel - Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other (3)
Corporate Other (4)

(1)The real estate assets are owned by VICI PropCo.

(2)We operated Century Sports through February 10, 2022. See discussion below.

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

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of September 30, 2023, CPL owned and operated eight casinos throughout Poland. The following table summarizes information about CPL’s casinos as of September 30, 2023.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2028	70	37
Warsaw	Hilton Hotel	July 2024	70	24
Warsaw	LIM Center	June 2025	67	4
Bielsko-Biala*	Hotel President	October 2023*	53	5
Katowice*	Park Inn by Radisson	October 2023*	70	14
Wroclaw*	Double Tree Hilton Hotel	November 2023*	67	20
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	70	10

* We closed the casinos in Katowice and Bielsko-Biala on October 16, 2023 due to the expiration of the gaming licenses. CPL has submitted applications for new casino licenses for these locations, but licenses have not been awarded by the Polish Minister of Finance for either location. There can be no assurance that such licenses will be received. For the nine months ended September 30, 2023, the Bielsko-Biala casino generated approximately 3% and Katowice generated approximately 8% of CPL’s gaming revenue and together approximately 1.5% of our consolidated net operating revenue. CPL has also applied for a casino license in Wroclaw ahead of that license’s expiration, but the license has not yet been awarded, and there can be no assurance that such license will be received.

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

We purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million at the First Closing on April 1, 2022. We used approximately $29.3 million of cash on hand and borrowings under the Goldman Credit Agreement in connection with the First Closing. We purchased 100% of the membership interests in Nugget for approximately $104.7 million (subject to certain adjustments) at the Second Closing on April 3, 2023. In August 2023, we paid from cash on hand an additional $0.8 million related to working capital adjustments. Following the Second Closing, we own the Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. We also have a five-year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million.

We accounted for the transaction as a business combination, and accordingly, the acquired assets of $256.9 million (including $6.8 million in cash) and liabilities of $194.8 million were included in our consolidated balance sheet at April 3, 2023. The Nugget Acquisition generated $43.4 million of tax deductible goodwill for the United States segment.

Rocky Gap Casino, Resort & Golf in Flintstone, Maryland

In August 2022, we entered into a definitive agreement with Golden, Lakes Maryland, a subsidiary of Golden, and VICI PropCo, pursuant to which we agreed to acquire the operations of Rocky Gap. Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts and VICI PropCo Buyer, VICI PropCo Buyer agreed to acquire a related interest in the land and building associated with Rocky Gap.

On July 25, 2023, we completed the Rocky Gap Acquisition. We paid approximately $59.1 million (subject to certain adjustments), and VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap for approximately $203.9 million. In connection with the closing of this transaction, one of our subsidiaries and a subsidiary of VICI PropCo entered into an amendment to the Master Lease that (i) added Rocky Gap to the Master Lease, (ii) provided for an increase in initial annualized rent of approximately $15.5 million, and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five-year renewal options).

We accounted for the transaction as a business combination, and accordingly, the acquired assets of $238.9 million (including $6.1 million in cash) and liabilities of $212.4 million were included in our consolidated balance sheet at July 25, 2023. The Rocky Gap Acquisition generated $32.6 million of tax deductible goodwill for the United States segment.

Canada Real Estate Sale

On May 16, 2023, we entered into definitive agreements for subsidiaries of VICI to acquire the real estate assets of the Century Canadian Portfolio. The sale was completed on September 6, 2023 for an aggregate purchase price of CAD 221.7 million ($162.6 million based on the exchange rate on September 6, 2023). We expect to retain approximately CAD 154.5 million (USD $114.6 million based on the exchange rate on September 30, 2023) of the purchase price after giving effect to the purchase of the Century Downs land that previously was subject to the CDR land lease, selling expenses, Canadian and US taxes and proceeds to be paid to the minority owners of Century Downs. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale. Simultaneous with the closing of the transaction, our existing Master Lease was amended to (i) add the Century Canadian Portfolio to the Master Lease, (ii) provide for an increase in initial annualized rent of approximately CAD 17.3 million ($12.8 million based on the exchange rate on September 30, 2023), and (iii) extend the initial Master Lease term such that the lease will have a full 15-year initial base lease term, with four 5-year renewal options. We recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in our condensed consolidated statements of (loss) earnings for the three and nine months ended September 30, 2023.

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

Caruthersville Land-Based Casino

We are building a new land-based casino with a small hotel. We estimate the project will cost $51.9 million. Construction started in December 2022 with completion expected in the second half of 2024. We plan to finance the cost of this project with financing provided by VICI PropCo. To finance the Caruthersville project, we entered into an amendment to the Master Lease with VICI PropCo that provided for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease to provide for an increase in initial annualized rent by approximately $4.2 million after completion of the Caruthersville casino project and (iii) other related modifications. Following completion, VICI PropCo will own the real estate improvements associated with the Caruthersville project. As of September 30, 2023, we have received $30.2 million from VICI PropCo and have spent approximately $16.7 million of those funds on this project.

Caruthersville Hotel

In July 2021, we announced that we had purchased land and a small two-story hotel near Century Casino Caruthersville with plans to refurbish the existing hotel’s 36 rooms. The completely renovated hotel called The Farmstead opened on October 30, 2022 with a grand opening held in December 2022. The total cost of the project was $3.6 million.

Cape Girardeau Hotel

We are building a hotel at our Cape Girardeau location. The hotel is planned as a six-story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. Construction on this project began in September 2022 and is expected to be completed in the first half of 2024. We estimate the project will cost $30.5 million, and we plan to finance this cost with cash on hand. As of September 30, 2023, we have spent approximately $16.5 million on this project.

Additional Gaming Projects

We currently are exploring additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2023	2022	% Change	2023	2022	% Change
Canadian dollar (CAD)	1.3408	1.3045	(2.8%)	1.3456	1.2823	(4.9%)
Euros (EUR)	0.9190	0.9920	7.4%	0.9232	0.9403	1.8%
Polish zloty (PLN)	4.1372	4.7025	12.0%	4.2347	4.3935	3.6%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$111,232	$93,505	$17,727	19.0%	$306,373	$277,853	$28,520	10.3%
Pari-mutuel, Sports Betting and iGaming Revenue	6,095	6,067	28	0.5%	14,537	14,755	(218)	(1.5%)
Hotel Revenue	15,937	2,619	13,318	508.5%	30,694	7,234	23,460	324.3%
Food and Beverage Revenue	18,492	7,031	11,461	163.0%	36,078	18,095	17,983	99.4%
Other Revenue	9,423	3,330	6,093	183.0%	18,766	8,839	9,927	112.3%
Net Operating Revenue	161,179	112,552	48,627	43.2%	406,448	326,776	79,672	24.4%
Gaming Expenses	(59,624)	(46,729)	12,895	27.6%	(158,658)	(137,755)	20,903	15.2%
Pari-mutuel, Sports Betting and iGaming Expenses	(7,201)	(6,922)	279	4.0%	(16,718)	(16,724)	(6)	—
Hotel Expenses	(4,650)	(754)	3,896	516.7%	(9,212)	(2,088)	7,124	341.2%
Food and Beverage Expenses	(15,147)	(6,257)	8,890	142.1%	(31,378)	(16,983)	14,395	84.8%
Other Expenses	(4,726)	(332)	4,394	1323.5%	(8,214)	(970)	7,244	746.8%
General and Administrative Expenses	(43,187)	(25,847)	17,340	67.1%	(103,920)	(78,032)	25,888	33.2%
Depreciation and Amortization	(12,518)	(6,776)	5,742	84.7%	(29,562)	(20,350)	9,212	45.3%
Gain on Sale of Casino Operations	341	—	341	100.0%	1,587	—	1,587	100.0%
Loss on Sale of Assets	—	—	—	—	—	(2,154)	(2,154)	(100.0%)
Total Operating Costs and Expenses	(146,712)	(93,617)	53,095	56.7%	(356,075)	(275,056)	81,019	29.5%
Earnings from Equity Investment	—	1,071	(1,071)	(100.0%)	1,121	2,134	(1,013)	(47.5%)
Earnings from Operations	14,467	20,006	(5,539)	(27.7%)	51,494	53,854	(2,360)	(4.4%)

Income Tax Benefit (Expense)	3,068	(855)	3,923	458.8%	1,349	8,130	(6,781)	(83.4%)
Non-Controlling Interest	(709)	(1,266)	557	44.0%	(7,305)	(4,752)	(2,553)	(53.7%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(14,175)	2,944	(17,119)	(581.5%)	(17,377)	12,018	(29,395)	(244.6%)
Adjusted EBITDA (1)	$33,347	$28,068	$5,279	18.8%	$88,686	$81,671	$7,015	8.6%

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(0.47)	$0.10	$(0.57)	(570.0%)	$(0.57)	$0.40	$(0.97)	(242.5%)
Diluted	$(0.47)	$0.09	$(0.56)	(622.2%)	$(0.57)	$0.38	$(0.95)	(250.0%)

(1)For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDA” below.

Items impacting comparability of the results include the following:

Nugget – We acquired the operations of the Nugget on April 3, 2023. The Nugget is reported in the United States reportable segment and contributed $32.5 million in net operating revenue and $1.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the three months ended September 30, 2023, and $59.6 million in net operating revenue and $3.3 million in net earnings attributable to Century Casinos, Inc. for the nine months ended September 30, 2023. The Nugget is in a gaming jurisdiction that is new to us and we incurred additional general and administrative expenses related to the acquisition.

Rocky Gap – We acquired the operations of Rocky Gap on July 25, 2023. Rocky Gap is reported in the United States reportable segment and contributed $14.6 million in net operating revenue and ($1.4) million in net loss attributable to Century Casinos, Inc. shareholders for the three and nine months ended September 30, 2023. Rocky Gap is in a gaming jurisdiction that is new to us and we incurred additional general and administrative expenses related to the acquisition.

Canada (Real Estate Sale) – In September 2023, we completed the Canada Real Estate Sale. As part of the sale, we purchased the land at CDR for CAD 29.4 million ($21.6 million based on the exchange rate on September 6, 2023) prior to its sale to VICI. The purchase of the land at CDR resulted in a loss on debt extinguishment of CAD 9.9 million ($7.3 million based on the exchange rate as of September 6, 2023) that is recorded as interest expense in our condensed consolidated statements of (loss) earnings for the three and nine months ended September 30, 2023.

Canada (Calgary) – In February 2022, we sold the land and building that we owned in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022). We recorded a loss on the sale of the land and building of CAD 2.7 million ($2.2 million based on the average exchange rate for the month ended February 28, 2022). We have received earn out payments of CAD 0.5 million ($0.3 million based on the exchange rate on September 30, 2023) and CAD 2.1 million ($1.6 million based on the exchange rate of September 30, 2023) for the three and nine months ended September 30, 2023, respectively, that are recorded to gain on sale of casino operations on our condensed consolidated statements of (loss) earnings.

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

Inflation and Staffing – We have seen material increases in our operating expenses at our properties, including payroll wages and benefits, insurance and utilities, maintenance costs and food and beverage costs. We have also experienced difficulties attracting and retaining staff at some locations in the US and Canada. As a result, we have had to adjust hours of some food and beverage outlets, the number of table games open and the number of rooms available at some of our hotels. We have been able to make adjustments during non-peak times to mitigate some of the impact to our operating results.

Deferred Financing Costs – We wrote-off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

Valuation Allowance – We released a $10.2 million US valuation allowance against deferred tax assets, resulting in an income tax benefit for the three and nine months ended September 30, 2022.

Results of Operations

Net operating revenue increased by $48.6 million, or 43.2%, and by $79.7 million, or 24.4%, for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022:

•United States increased by $46.1 million, or 65.2%, and by $71.4 million, or 34.6%.

•Canada increased by $0.9 million, or 4.3%, and by $1.2 million, or 2.1%.

•Poland increased by $1.7 million, or 7.7%, and by $7.2 million, or 11.1%.

•Corporate and Other remained constant and decreased by ($0.1) million, or (53.4%).

Operating costs and expenses increased by $53.1 million, or 56.7%, and by $81.0 million, or 29.5%, for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Following is a breakout of operating costs and expenses by segment for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022:

•United States increased by $42.7 million, or 78.5%, and by $69.2 million, or 44.2%.

•Canada increased by $2.7 million, or 16.6%, and decreased by ($0.7) million, or (1.6%).

•Poland increased by $3.1 million, or 16.0%, and by $8.8 million, or 14.9%.

•Corporate and Other increased by $4.7 million, or 117.0%, and by $3.8 million, or 28.1%.

Earnings from operations decreased by ($5.5) million, or (27.7%), and by ($2.4) million, or (4.4%), for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022:

•United States increased by $3.5 million, or 21.2%, and by $2.1 million, or 4.3%.

•Canada decreased by ($1.8) million, or (46.7%), and increased by $1.9 million, or 21.3%.

•Poland decreased by ($1.4) million, or (52.2%), and by ($1.5) million, or (23.0%).

•Corporate and Other decreased by ($5.8) million, or (199.9%), and by ($4.8) million, or (43.5%).

Net earnings attributable to Century Casinos, Inc. shareholders decreased by ($17.1) million, or (581.5%), and by ($29.4) million, or (244.6%), for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Items deducted from or added to earnings from operations to arrive at net earnings attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interest. Increased interest expense negatively impacted net loss attributable to Century Casinos, Inc. shareholders for the 2023 periods. Interest expense increased primarily due to additional properties added to the Master Lease, increased interest rates on our Goldman Credit Agreement and $7.3 million of additional interest expense related to the CDR land lease debt extinguishment. Other items that impacted the comparability of the results are discussed above.

Pari-Mutuel

Pari-mutuel revenue includes live racing, export, advanced deposit wagering and off-track betting. Pari-mutuel expenses relate to pari-mutuel revenue and the operation of our racetracks.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,273	$(1,730)	$788	$(18,506)	$(14,175)
Interest expense (income), net (1)	11,951	8,706	(74)	10,785	31,368
Income taxes (benefit)	818	(3,403)	378	(861)	(3,068)
Depreciation and amortization	10,706	1,102	653	57	12,518
Net earnings (loss) attributable to non-controlling interests	1,770	(1,453)	392	—	709
Non-cash stock-based compensation	—	—	—	1,082	1,082
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	(85)	1,484	(213)	(46)	1,140
Loss on disposition of fixed assets	56	—	24	—	80
Acquisition costs	—	—	—	3,693	3,693
Adjusted EBITDA	$30,489	$4,706	$1,948	$(3,796)	$33,347

(1)Interest expense (income), net includes interest expense of $12.0 million and $0.9 million related to the Master Lease in the United States and Canada segments, respectively, and interest expense of $0.4 million related to the CDR land lease and $7.3 million related to the debt extinguishment of the CDR land lease in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $11.9 million and $0.3 million, respectively, for the period presented. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale.

(2)Included in the Canada segment is $0.3 million gain related to the earn out from the sale of casino operations in Calgary in 2020.

	For the three months ended September 30, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,372	$2,623	$2,032	$(4,083)	$2,944
Interest expense (income), net (1)	7,201	581	(519)	8,087	15,350
Income taxes (benefit)	6,767	522	465	(6,899)	855
Depreciation and amortization	4,892	1,180	623	81	6,776
Net earnings attributable to non-controlling interests	—	250	1,016	—	1,266
Non-cash stock-based compensation	—	—	—	953	953
Gain on foreign currency transactions and cost recovery income	—	(71)	(333)	(5)	(409)
Loss on disposition of fixed assets	11	—	27	—	38
Acquisition costs	—	—	—	295	295
Adjusted EBITDA	$21,243	$5,085	$3,311	$(1,571)	$28,068

(1)Interest expense (income), net includes interest expense of $7.2 million related to the Master Lease in the United States segment and interest expense of $0.6 million related to the CDR land lease in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $8.5 million and $0.5 million, respectively, for the period presented. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale.

	For the nine months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$17,026	$2,865	$3,066	$(40,334)	$(17,377)
Interest expense (income), net (1)	26,370	9,776	(285)	31,238	67,099
Income taxes (benefit)	4,656	(624)	1,398	(6,779)	(1,349)
Depreciation and amortization	24,065	3,374	1,948	175	29,562
Net earnings attributable to non-controlling interests	3,562	2,212	1,531	—	7,305
Non-cash stock-based compensation	—	—	—	2,746	2,746
Gain on foreign currency transactions, cost recovery income and other (2)	(85)	(3,228)	(572)	(42)	(3,927)
Loss on disposition of fixed assets	492	5	25	4	526
Acquisition costs	—	—	—	4,101	4,101
Adjusted EBITDA	$76,086	$14,380	$7,111	$(8,891)	$88,686

(1)Interest expense (income), net includes interest expense of $26.4 million and $0.9 million related to the Master Lease is included in the United States and Canada segments, respectively, and interest expense of $1.4 million related to the CDR land lease and $7.3 million related to the debt extinguishment of the CDR land lease is included in the Canada segment. Cash payments related to the Master Lease and CDR land lease were $25.7 million and $1.3 million, respectively, for the period presented. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale.

(2)Included in the Canada segment is $1.6 million gain related to the earn out payment from the sale of casino operations in Calgary in 2020 and cost recovery income for CDR.

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

(1)Interest expense (income), net includes interest expense of $21.3 million related to the Master Lease in the United States segment, interest expense of $1.7 million related to the CDR land lease in the Canada segment, and interest expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan in the Corporate and Other segment. Cash payments related to the Master Lease and CDR land lease were $19.1 million and $1.6 million, respectively, for the period presented. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale.

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

Amounts in thousands	September 30, 2023	September 30, 2022
Total long-term debt, including current portion	$333,086	$349,766
Deferred financing costs	14,837	17,510
Total principal	$347,923	$367,276
Less: Cash and cash equivalents	$189,005	$99,257
Net Debt	$158,918	$268,019

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$75,711	$60,150	$15,561	25.9%	$200,089	$179,524	$20,565	11.5%
Pari-mutuel, Sports Betting and iGaming Revenue	3,178	2,965	213	7.2%	6,847	6,300	547	8.7%
Hotel Revenue	15,791	2,485	13,306	535.5%	30,305	6,895	23,410	339.5%
Food and Beverage Revenue	14,242	3,319	10,923	329.1%	25,922	9,314	16,608	178.3%
Other Revenue	7,939	1,799	6,140	341.3%	14,473	4,242	10,231	241.2%
Net Operating Revenue	116,861	70,718	46,143	65.2%	277,636	206,275	71,361	34.6%
Gaming Expenses	(41,972)	(30,351)	11,621	38.3%	(104,784)	(89,781)	15,003	16.7%
Pari-mutuel, Sports Betting and iGaming Expenses	(2,515)	(2,257)	258	11.4%	(4,966)	(4,554)	412	9.0%
Hotel Expenses	(4,583)	(680)	3,903	574.0%	(9,015)	(1,902)	7,113	374.0%
Food and Beverage Expenses	(11,012)	(2,775)	8,237	296.8%	(20,538)	(7,910)	12,628	159.6%
Other Expenses	(4,687)	(298)	4,389	1472.8%	(8,121)	(792)	7,329	925.4%
General and Administrative Expenses	(21,574)	(13,125)	8,449	64.4%	(54,533)	(37,433)	17,100	45.7%
Depreciation and Amortization	(10,706)	(4,892)	5,814	118.8%	(24,065)	(14,418)	9,647	66.9%
Total Operating Costs and Expenses	(97,049)	(54,378)	42,671	78.5%	(226,022)	(156,790)	69,232	44.2%
Earnings from Operations	19,812	16,340	3,472	21.2%	51,614	49,485	2,129	4.3%

Income Tax Expense	(818)	(6,767)	5,949	87.9%	(4,656)	(6,767)	2,111	31.2%
Non-Controlling Interest	(1,770)	—	(1,770)	(100.0%)	(3,562)	—	(3,562)	(100.0%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	5,273	2,372	2,901	122.3%	17,026	21,409	(4,383)	(20.5%)
Adjusted EBITDA	$30,489	$21,243	$9,246	43.5%	$76,086	$63,936	$12,150	19.0%

We began consolidating Nugget and Smooth Bourbon in the United States segment on April 3, 2023 following the Second Closing of the Nugget Acquisition, and we began consolidating Rocky Gap on July 25, 2023 following the closing of the Rocky Gap Acquisition.

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

The Walker’s Bluff Casino in Illinois opened in August 2023. This casino is expected to increase competition for our Missouri casinos, primarily our Cape Girardeau casino, which could have a negative impact on our results of operations in Missouri. While we saw a small decline in revenue and customer visits in the first couple of weeks of the Walker’s Bluff operations, we believe that our marketing efforts have been effective in offsetting this competition to date. Additionally, there are two potential competing casinos that may open in the Central City, Colorado market in 2024. An increase in competitors could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Central City.

The table below provides results by operating segment within the United States reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
East	$44.0	$30.4	$13.6	44.7%	$98.8	$86.4	$12.4	14.4%
Midwest	40.3	40.3	—	—	119.3	119.9	(0.6)	(0.6%)
West	32.5	—	32.5	100.0%	59.6	—	59.6	100.0%
Total United States	116.8	70.7	46.1	65.2%	277.7	206.3	71.4	34.6%

Operating Costs and Expenses (1)
East	$35.5	$25.1	$10.4	41.4%	$82.6	$71.9	$10.7	14.9%
Midwest	25.1	24.4	0.7	2.9%	73.2	70.5	2.7	3.8%
West	25.7	—	25.7	100.0%	46.2	—	46.2	100.0%
Total United States	86.3	49.5	36.8	74.3%	202.0	142.4	59.6	41.9%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended September 30, 2023 and 2022

The following discussion highlights results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

East – Increased net operating revenue and operating costs and expenses were due to the acquisition of Rocky Gap. Net operating revenue from existing operations in the segment decreased due to decreased gaming revenue. We have seen a decrease in gaming revenue in West Virginia, particularly in table games, since sports betting in Ohio began at the beginning of 2023. Operating expenses in West Virginia remained constant.

Midwest – Net operating revenue remained constant, as increased revenue in Missouri was offset by decreased gaming revenue in Colorado. In Missouri, increased revenue was primarily at our Caruthersville location and from hotel revenue from The Farmstead, which opened in October 2022. The decreases in gaming revenue in Colorado were offset by revenue from the third sports betting app in Colorado that launched in September 2022. Operating expenses in the Midwest operating segment increased due to increased payroll and marketing costs.

West – As a new operating segment, all increases are due to the acquisition of the Nugget on April 3, 2023.

Nine Months Ended September 30, 2023 and 2022

The following discussion highlights results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

East – Increased net operating revenue and operating costs and expenses were due to the acquisition of Rocky Gap. Net operating revenue from existing operations decreased due to decreased gaming revenue offset by increased hotel revenue from increased hotel occupancy and room rates. We have seen a decrease in gaming revenue in West Virginia, particularly in table games, since sports betting in Ohio began at the beginning of 2023. Operating expenses increased due to increased insurance costs offset by decreased gaming related expenses.

Midwest – Net operating revenue decreased due to decreased gaming revenue, primarily in Colorado. In Missouri, increased revenue was primarily at our Caruthersville location and from hotel revenue from The Farmstead, which opened in October 2022. We believe there has been some negative impact on net operating revenue by the construction projects at our Missouri properties. The decreases in gaming revenue in Colorado were offset by revenue from the third sports betting app in Colorado that launched in September 2022. Operating expenses in the Midwest increased due to increased payroll and marketing costs.

West – As a new operating segment, all increases are due to the acquisition of the Nugget on April 3, 2023.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Canada
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$12,407	$11,841	$566	4.8%	$34,606	$33,728	$878	2.6%
Pari-mutuel, Sports Betting and iGaming Revenue	2,917	3,102	(185)	(6.0%)	7,690	8,455	(765)	(9.0%)
Hotel Revenue	146	134	12	9.0%	389	339	50	14.7%
Food and Beverage Revenue	4,012	3,509	503	14.3%	9,449	8,171	1,278	15.6%
Other Revenue	1,439	1,479	(40)	(2.7%)	4,128	4,412	(284)	(6.4%)
Net Operating Revenue	20,921	20,065	856	4.3%	56,262	55,105	1,157	2.1%
Gaming Expenses	(2,834)	(2,831)	3	0.1%	(7,539)	(7,482)	57	0.8%
Pari-mutuel, Sports Betting and iGaming Expenses	(4,686)	(4,665)	21	0.5%	(11,752)	(12,170)	(418)	(3.4%)
Hotel Expenses	(67)	(74)	(7)	(9.5%)	(197)	(186)	11	5.9%
Food and Beverage Expenses	(3,182)	(2,741)	441	16.1%	(8,011)	(6,804)	1,207	17.7%
Other Expenses	(39)	(34)	5	14.7%	(93)	(178)	(85)	(47.8%)
General and Administrative Expenses	(7,272)	(4,635)	2,637	56.9%	(16,156)	(13,659)	2,497	18.3%
Depreciation and Amortization	(1,102)	(1,180)	(78)	(6.6%)	(3,374)	(3,632)	(258)	(7.1%)
Gain on Sale of Casino Operations	341	—	341	100.0%	1,587	—	1,587	100.0%
Loss on Sale of Assets	—	—	—	—	—	(2,154)	(2,154)	(100.0%)
Total Operating Costs and Expenses	(18,841)	(16,160)	2,681	16.6%	(45,535)	(46,265)	(730)	(1.6%)
Earnings from Operations	2,080	3,905	(1,825)	(46.7%)	10,727	8,840	1,887	21.3%

Income Tax Benefit (Expense)	3,403	(522)	3,925	751.9%	624	(1,718)	2,342	136.3%
Non-Controlling Interest	1,453	(250)	1,703	681.2%	(2,212)	(2,608)	396	15.2%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(1,730)	2,623	(4,353)	(166.0%)	2,865	4,797	(1,932)	(40.3%)
Adjusted EBITDA	$4,706	$5,085	$(379)	(7.5%)	$14,380	$14,649	$(269)	(1.8%)

In February 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports, which impacts comparability of the Calgary operating segment in 2022. We have received earn out payments from the sale of the Calgary casino operations of CAD 0.5 million ($0.3 million based on the exchange rate on September 30, 2023) and CAD 2.1 million ($1.6 million based on the exchange rate of September 30, 2023) for the three and nine months ended September 30, 2023, respectively, that are recorded to gain on sale of casino operations in our condensed consolidated statements of (loss) earnings.

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

In September 2023, we completed the Canada Real Estate Sale. As part of the sale, we purchased the land at CDR for CAD 29.4 million ($21.6 million based on the exchange rate on September 6, 2023) prior to its sale to VICI. The purchase of the land at CDR resulted in a loss on debt extinguishment of CAD 9.9 million ($7.3 million based on the exchange rate as of September 6, 2023) that is recorded as interest expense in our condensed consolidated statements of (loss) earnings for the three and nine months ended September 30, 2023.

Results in US dollars were impacted by a (2.8%) and a (4.9%) decrease in the average exchange rate between the US dollar and Canadian dollar for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively.

The tables below provide results for the Canada reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in CAD, in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
Canada	28.0	26.1	1.9	7.2%	75.7	70.7	5.0	7.0%

Operating Costs and Expenses (1)
Canada	24.3	19.6	4.7	24.0%	58.9	52.0	6.9	13.3%

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in USD, in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
Canada	$20.9	$20.0	$0.9	4.3%	$56.3	$55.1	$1.2	2.1%

Operating Costs and Expenses (1)
Canada	$18.1	$15.0	$3.1	20.7%	$43.7	$40.6	$3.1	7.6%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization and gain on sale of casino operations and loss on sale of assets.

Three Months Ended September 30, 2023 and 2022

The following discussion highlights results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Explanations below are provided based on CAD results.

Gaming revenue increased at all of our Canada locations, with the exception of Century Downs, due primarily to the additional 2% slot machine net sales retained starting April 1, 2023. Gaming revenue decreased at Century Downs by (CAD 0.2 million), or (2.8%), ($0.2 million, or 5.5%), due to a competitor opening close to the casino in November 2022. Operating costs and expenses increased due to increased payroll, cost of goods sold, utility costs and one-time costs of CAD 1.9 million ($1.4 million) related to the Canada Real Estate Sale.

Nine Months Ended September 30, 2023 and 2022

The following discussion highlights results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Explanations below are provided based on CAD results.

Through early February 2022 we required customers to provide proof of vaccination, a negative rapid test result or an original medical exemption letter for entry to comply with a government mandate. In accordance with a government mandate, all customers and employees were required to wear masks while indoors through early March 2022.

Gaming revenue increased at all of our Canada locations, with the exception of Century Downs, due to the COVID-19 restrictions lifting. In addition, gaming revenue increased due to the additional 2% slot machine net sales retained starting April 1, 2023. Gaming revenue decreased at Century Downs by (CAD 0.9 million), or (6.1%), ($1.2 million, or 10.4%), due to a competitor opening close to the casino in November 2022. Operating costs and expenses increased due to increased payroll and marketing costs, cost of goods sold, utility costs and one-time costs of CAD 1.9 million ($1.4 million) related to the Canada Real Estate Sale. In February 2022, we ceased operating Century Sports, which contributed to a decrease in net operating revenue of (CAD 0.3 million) ($0.3 million) and decreased operating costs and expenses of (CAD 0.3 million) ($0.3 million) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$23,114	$21,478	$1,636	7.6%	$71,617	$64,481	$7,136	11.1%
Food and Beverage Revenue	238	203	35	17.2%	707	610	97	15.9%
Other Revenue	45	52	(7)	(13.5%)	165	174	(9)	(5.2%)
Net Operating Revenue	23,397	21,733	1,664	7.7%	72,489	65,265	7,224	11.1%
Gaming Expenses	(14,816)	(13,518)	1,298	9.6%	(46,285)	(40,405)	5,880	14.6%
Food and Beverage Expenses	(953)	(741)	212	28.6%	(2,829)	(2,269)	560	24.7%
General and Administrative Expenses	(5,704)	(4,190)	1,514	36.1%	(16,289)	(13,943)	2,346	16.8%
Depreciation and Amortization	(653)	(623)	30	4.8%	(1,948)	(1,979)	(31)	(1.6%)
Total Operating Costs and Expenses	(22,126)	(19,072)	3,054	16.0%	(67,351)	(58,596)	8,755	14.9%
Earnings from Operations	1,271	2,661	(1,390)	(52.2%)	5,138	6,669	(1,531)	(23.0%)

Income Tax Expense	(378)	(465)	87	18.7%	(1,398)	(1,538)	140	9.1%
Non-Controlling Interest	(392)	(1,016)	624	61.4%	(1,531)	(2,144)	613	28.6%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	788	2,032	(1,244)	(61.2%)	3,066	4,285	(1,219)	(28.4%)
Adjusted EBITDA	$1,948	$3,311	$(1,363)	(41.2%)	$7,111	$8,679	$(1,568)	(18.1%)

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

We closed the casinos in Katowice and Bielsko-Biala on October 16, 2023 due to the expiration of the gaming licenses. CPL has submitted applications for casino licenses in these cities. At the time of filing licenses have not been awarded by the Polish Minister of Finance for either location. There can be no assurance that such licenses will be received. For the nine months ended September 30, 2023, the Bielsko-Biala casino generated approximately 3% and Katowice generated approximately 8% of CPL’s gaming revenue and together approximately 1.5% of our consolidated net operating revenue. The next license expiration for a CPL casino occurs in November 2023 in Wroclaw. CPL has also applied for a casino license in Wroclaw ahead of that license’s expiration, but the license had not yet been awarded. There can be no assurance that such license will be received.

Results in US dollars were impacted by a 12.0% and 3.6% increase in the average exchange rate between the US dollar and Polish zloty for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

The tables below provide results for the Poland reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in PLN, in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
Poland	96.8	102.2	(5.4)	(5.3%)	307.4	287.0	20.4	7.1%

Operating Costs and Expenses (1)
Poland	88.8	86.8	2.0	2.3%	277.1	248.7	28.4	11.4%

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in USD, in millions	2023	2022	Change	Change	2023	2022	Change	Change
Net Operating Revenue
Poland	$23.4	$21.7	$1.7	7.7%	$72.5	$65.3	$7.2	11.1%

Operating Costs and Expenses (1)
Poland	$21.5	$18.4	$3.1	16.8%	$65.4	$56.6	$8.8	15.5%

Three Months Ended September 30, 2023 and 2022

The following discussion highlights results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to decreased gaming revenue primarily at our Bielsko-Biala, Krakow and Marriott Warsaw locations. Operating costs and expenses increased due to an increase in payroll costs offset by decreased gaming-related expenses.

Nine Months Ended September 30, 2023 and 2022

The following discussion highlights results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Explanations below are provided based on PLN results.

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

Corporate and Other
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2023	2022	Change	Change	2023	2022	Change	Change
Gaming Revenue	$—	$36	$(36)	(100.0%)	$61	$120	$(59)	(49.2%)
Other Revenue	—	—	—	—	—	11	(11)	(100.0%)
Net Operating Revenue	—	36	(36)	(100.0%)	61	131	(70)	(53.4%)
Gaming Expenses	(2)	(29)	(27)	(93.1%)	(50)	(87)	(37)	(42.5%)
General and Administrative Expenses	(8,637)	(3,897)	4,740	121.6%	(16,942)	(12,997)	3,945	30.4%
Depreciation and Amortization	(57)	(81)	(24)	(29.6%)	(175)	(321)	(146)	(45.5%)
Total Operating Costs and Expenses	(8,696)	(4,007)	4,689	117.0%	(17,167)	(13,405)	3,762	28.1%
Earnings from Equity Investment	—	1,071	(1,071)	(100.0%)	1,121	2,134	(1,013)	(47.5%)
Loss from Operations	(8,696)	(2,900)	(5,796)	(199.9%)	(15,985)	(11,140)	(4,845)	(43.5%)

Income Tax Benefit	861	6,899	(6,038)	(87.5%)	6,779	18,153	(11,374)	(62.7%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(18,506)	(4,083)	(14,423)	(353.2%)	(40,334)	(18,473)	(21,861)	(118.3%)
Adjusted EBITDA	$(3,796)	$(1,571)	$(2,225)	(141.6%)	$(8,891)	$(5,593)	$(3,298)	(59.0%)

The table below illustrates the ships operating during the three and nine months ended September 30, 2023 and 2022.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Three Months Ended September 30, 2023 and 2022

The following discussion highlights results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Net operating revenue decreased due to the remaining ship-based casino contract ending in April 2023. General and administrative expenses increased by $4.7 million, or 121.6%, due primarily to increased payroll and acquisition costs. Earnings from equity investment relates to income from our 50% membership interest in Smooth Bourbon prior to its consolidation in the United States reportable segment on April 3, 2023.

Nine Months Ended September 30, 2023 and 2022

The following discussion highlights results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net operating revenue decreased due to the remaining ship-based casino contract ending in April 2023. General and administrative expenses increased by $3.9 million, or 30.4%, due primarily to increased payroll and professional service expenses and acquisition costs. Earnings from equity investment relates to income from our 50% membership interest in Smooth Bourbon prior to its consolidation in the United States reportable segment on April 3, 2023.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-US GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2023	2022	$ Change	Change	2023	2022	$ Change	Change
Interest Income	$75	$574	$(499)	(86.9%)	$340	$699	$(359)	(51.4%)
Interest Expense	(31,443)	(15,924)	15,519	97.5%	(67,439)	(48,638)	18,801	38.7%
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	367	409	(42)	(10.3%)	4,184	2,725	1,459	53.5%
Non-Operating (Expense) Income	$(31,001)	$(14,941)	$16,060	107.5%	$(62,915)	$(45,214)	$17,701	39.1%

Interest income

Interest income is directly related to interest earned on our cash reserves and the Acquisition Escrow. The Acquisition Escrow was used to fund the Nugget Acquisition on April 3, 2023.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Goldman Credit Agreement, Macquarie Credit Agreement, our financing obligation with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease. We recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in our condensed consolidated statements of (loss) earnings for the three and nine months ended September 30, 2023. We wrote off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan. Increases in interest expense were due to increased interest rates on our Goldman Credit Agreement, interest on the Revolving Facility with Goldman from July to September 2023 and increased interest related to the addition of Rocky Gap and the Century Canadian Portfolio to the financing obligation with VICI.

Gain on foreign currency transactions, cost recovery income and other

CDR received cost recovery income of $3.5 million for the nine months ended September 30, 2023 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR. Cost recovery income of $1.9 million was received by CDR for the nine months ended September 30, 2022.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2023, we recognized an income tax benefit of ($1.3) million on pre-tax loss of ($11.4) million, representing an effective income tax rate of 11.8% compared to an income tax benefit of ($8.1) million on pre-tax income of $8.6 million, representing an effective income tax rate of (94.1%) for the same period in 2022. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the nine months
	ended September 30,
Amounts in thousands	2023	2022
Net cash provided by operating activities	$27,990	$36,688
Net cash used in investing activities	(189,370)	(100,892)
Net cash provided by financing activities	147,933	158,443

	As of September 30,	As of September 30,
Amounts in thousands	2023	2022
Cash, cash equivalents and restricted cash (1)	$189,243	$199,499
Working capital (2)	$134,490	$165,281

(1)Cash, cash equivalents and restricted cash as of September 30, 2022 includes $100.1 million related to the Acquisition Escrow.

(2)Working capital is defined as current assets minus current liabilities and includes the $100.1 million related to the Acquisition Escrow as of September 30, 2022.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 consisted of $98.8 million to acquire the Nugget, net of cash, $53.0 million to acquire Rocky Gap, net of cash, $0.4 million for slot machine purchases, $0.2 million in gaming-related purchases and $1.1 million in various improvements to the Mountaineer property in West Virginia, $0.8 million in gaming related purchases in Maryland, $13.7 million for our hotel project in Cape Girardeau, $14.5 million for our casino project in Caruthersville, $1.3 million in improvement projects for the temporary casino in Caruthersville, $0.2 million for our stand-alone hotel project in Caruthersville, $0.7 million for slot machine purchases and $0.4 million for surveillance equipment at our Missouri properties, $2.7 million for slot machine purchases and $1.1 million in exterior improvements in Nevada, $0.6 million for slot machine purchases, $0.1 million in gaming-related purchases and $0.1 million in camera upgrades at our Colorado properties, $1.4 million in slot machine purchases in Poland, $0.4 million related to adding sportsbooks at our Canada properties and $2.4 million in other fixed asset additions at our properties, offset by $1.6 million in proceeds from the earn out related to the sale of casino operations in Calgary in 2020, $2.3 million in dividends from Smooth Bourbon, $0.1 million in proceeds from the disposition of assets, and $0.5 million in cash due to consolidating Smooth Bourbon following the Nugget Acquisition.

Net cash used in investing activities for the nine months ended September 30, 2022 consisted of $95.0 million for the purchase of the 50% equity interest in Smooth Bourbon, $0.4 million for a casino license in Poland, $1.6 million for slot machine purchases, $0.2 million in gaming-related purchases, $0.1 million for outdoor pool and patio furniture and $0.1 million for hotel carpet in West Virginia, $0.9 million for our hotel remodel in Cape Girardeau, $1.3 million for our casino project in Caruthersville, $1.9 million for our stand-alone hotel project in Caruthersville, $1.5 million for slot machine purchases at our Missouri properties, $0.4 million for slot machine purchases, $0.2 million in gaming-related purchases and $0.2 million in camera upgrades at our Colorado properties, $0.6 million for employee housing in Cripple Creek, $0.7 million in slot machine and table game purchases in Poland, $0.2 million for carpet at Century Downs and $3.0 million in other fixed asset additions at our properties, offset by $6.3 million in proceeds from the sale of the land and building in Calgary, $1.0 million in dividends from Smooth Bourbon and $0.1 million in proceeds from the disposition of assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of $162.6 million in proceeds from the Canada Real Estate Sale and $0.1 million in proceeds from the exercise of stock options, offset by $0.6 million in principal payments, net of proceeds from borrowings, $1.3 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $12.9 million in distributions to non-controlling interests.

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

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of September 30, 2023, our total debt under bank borrowings and other agreements, net of $14.8 million related to deferred financing costs, was $333.1 million, of which $328.2 million was long-term debt and $4.9 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement and the UniCredit Term Loan. On April 1, 2022, we entered into the Goldman Credit Agreement which provides for a $350.0 million Term Loan and a $30.0 million Revolving Facility. We drew the $350.0 million under the Goldman Term Loan on April 1, 2022 and used the proceeds as well as approximately $29.3 million of cash on hand to fund the Nugget Acquisition, repay the $166.2 million outstanding on the Macquarie Credit Agreement, and for related fees and expenses. We drew $30.0 million under the Revolving Facility on our Goldman Credit Agreement on July 20, 2023 for the Rocky Gap Acquisition and repaid the Revolving Facility in full on September 21, 2023. For a description of our debt agreements, see Note 5, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $158.9 million as of September 30, 2023 compared to $268.0 million as of September 30, 2022. The decrease in net debt is due to increased cash from the Canada Real Estate Sale and decreased debt due to the purchase of the land that was subject to the land lease at CDR in conjunction with the Canada Real Estate Sale. The CDR land lease was treated as a financing obligation. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of remaining 2023 maturities of our debt:

Amounts in thousands
Goldman Credit Agreement (1)	UniCredit Term Loans	Total
$875	$353	$1,228

(1)The Term Loan under the Goldman Credit Agreement requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

The following table lists the amount of remaining 2023 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$1,282	$46

As of September 30, 2023, cash payments due under the Master Lease for the remainder of 2023 are $10.5 million, which includes a CPI increase and increased rent related to the Rocky Gap Acquisition and Canada Real Estate Sale (both discussed below). Cash payments to the non-controlling partners under the lease between Smooth Bourbon and Nugget for the remainder of 2023 are $1.9 million. We estimate cash payments due under the Master Lease for 2024 to be $54.5 million. This amount does not include an estimated CPI increase.

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2023. We did not repurchase any common stock during the nine months ended September 30, 2023. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of September 30, 2023, we had $189.0 million in cash and cash equivalents compared to $101.8 million in cash and cash equivalents at December 31, 2022. Cash and cash equivalents increased primarily due to the Canada Real Estate Sale. We expect to retain approximately CAD 154.5 million (USD $114.6 million based on the exchange rate on September 30, 2023) of the purchase price from the Canada Real Estate Sale after giving effect to the purchase of the Century Downs land that previously was subject to the CDR land lease, selling expenses, Canadian and US taxes and proceeds to be paid to the minority owners of Century Downs. As of December 31, 2022, we also had $100.2 million of restricted cash in the Acquisition Escrow. The Acquisition Escrow was used to fund the Nugget Acquisition at the Second Closing on April 3, 2023. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of September 30, 2023, we had $30.0 million available on our Revolving Facility.

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

Planned Projects, the Nugget Acquisition, the Rocky Gap Acquisition and Canada Real Estate Sale

Planned capital expenditures for the remainder of 2023 include approximately $15.5 million in gaming equipment and renovations to various properties and security system upgrades. We are constructing a new land-based casino with a small hotel adjacent to and connected with the existing pavilion building at Century Casino Caruthersville. Construction began in December 2022 with completion expected in late 2024. We estimate this project will cost $51.9 million. The project is being financed with financing provided by VICI PropCo. As of September 30, 2023, we have received $30.2 million from VICI PropCo and have spent approximately $16.7 million of those funds on this project. We estimate that we will spend approximately $22.5 million on this project in the remainder of 2023. We are also building a hotel at our Cape Girardeau location. Construction began in September 2022 and is expected to be completed in the first half of 2024. We estimate this project will cost approximately $30.5 million. We plan to fund the project with cash on hand. As of September 30, 2023, we have spent approximately $16.5 million on this project. We estimate that we will spend approximately $5.9 million on this project in the remainder of 2023.

On April 3, 2023, we purchased 100% of the membership interests in Nugget for approximately $104.7 million using the funds in the Acquisition Escrow and cash on hand. On August 29, 2023, we paid an additional $0.8 million in working capital adjustments. We also have a five-year option to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum.

On July 25, 2023, we completed the Rocky Gap Acquisition for approximately $59.1 million (subject to certain adjustments). In connection with the closing of this transaction one of our subsidiaries and a subsidiary of VICI PropCo entered into an amendment of the Master Lease that provides for an increase in initial annualized rent of approximately $15.5 million. We borrowed $30.0 million from the Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition along with cash on hand. The Revolving Facility was repaid on September 21, 2023.

On September 6, 2023, we completed the Canada Real Estate Sale with VICI and received, net of the CDR land purchase and closing costs, CAD 190.9 million ($140.1 million based on the exchange rate on September 6, 2023) in cash. We expect to retain approximately CAD 154.5 million (USD $114.6 million based on the exchange rate on September 30, 2023) of the purchase price after giving effect to the purchase of the Century Downs land that previously was subject to the CDR land lease, selling expenses, Canadian and US taxes and proceeds to be paid to the minority owners of Century Downs. Simultaneous with the closing of the transaction, our Canadian subsidiaries and subsidiaries of VICI PropCo entered into an amendment of the Master Lease that provides for an increase in initial annualized rent of approximately CAD 17.3 million ($12.8 million based on the exchange rate on September 30, 2023).

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

We estimate that approximately $132.9 million of our total $189.0 million in cash and cash equivalents at September 30, 2023 is held by our foreign subsidiaries, of which $117.3 million is held by our Canadian subsidiaries, and is not available to fund US operations unless repatriated. With the completion of the Canada Real Estate Sale, we do not currently intend to permanently reinvest approximately $40.0 million of earnings and profits from the Canadian subsidiaries, which would be available for repatriation. In anticipation of the potential repatriation, which would generally be exempt from taxation in the United States, we recorded a deferred tax liability of $2.9 million for the required foreign tax withholding associated with the repatriation. For further discussion of the deferred tax liability associated with the repatriation of earnings in Canada, see Note 8, “Income Taxes.” Management does not currently anticipate a need or intend to repatriate earnings from other foreign jurisdictions.

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

Changes in Internal Control Over Financial Reporting – Our management has initiated the process of reviewing and implementing financial internal controls on the operations associated with the Nugget, which was acquired in April 2023, and Rocky Gap, which was acquired in July 2023.

Other than the foregoing, there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 7 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2023. There were no repurchases of common stock during the nine months ended September 30, 2023.

Item 5. Other Information

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2023.

Item 6. Exhibits

Exhibit No.	Document
2.1

Portfolio Agreement of Purchase and Sale, dated as of May 16, 2023, by and among Century Resorts Alberta Inc., Century Casino St. Albert Inc., Century Mile Inc. and United Horsemen of Alberta Inc., collectively as Vendor and Century Casinos, Inc., as Vendor Parent and VICI Properties L.P. as Purchaser is hereby incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023.

3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1*

Fifth Amendment to Lease, dated as of September 6, 2023, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord.

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

Date: November 8, 2023