Form 10-K
period 2023-12-31
CENTURY CASINOS INC /CO/
filed 2024-03-14
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, based upon the closing price of $7.10 for the Common Stock on the Nasdaq Capital Market on that date, was $185,126,316. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 8, 2024, the registrant had 30,359,931 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

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

We began operating casinos in 1996 with the acquisition of our casino in Cripple Creek, Colorado. In 2006, we opened casinos in Central City, Colorado and Alberta, Canada. In 2007, we purchased a 33.3% ownership interest in Casinos Poland, Ltd. (“CPL”), the owner and operator of casinos throughout Poland, and in 2013 we purchased an additional 33.3% ownership interest in CPL, resulting in a majority 66.6% ownership interest. Between 2015 and 2019, we acquired an additional casino and developed two racing and entertainment centers (“RECs”) in Alberta, Canada. In December 2019, we added three properties to our United States (“US”) portfolio, two in Missouri and one in West Virginia (the “2019 Acquisition”). In connection with this acquisition, we entered into a triple net lease agreement (the “Master Lease”) with subsidiaries of VICI Properties Inc. (“VICI PropCo”). In 2022, we acquired 50% of Smooth Bourbon LLC (“Smooth Bourbon”), which leases the land and building for the Nugget Casino Resort (“Nugget”) in Reno-Sparks, Nevada. In 2023, we acquired the operations of the Nugget and Rocky Gap Casino, Resort & Golf (“Rocky Gap”) in Flintstone, Maryland. See “Business Developments – Nugget Casino Resort” and “– Rocky Gap Casino Resort” below.

Operations

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

The general characteristics of our properties, including machine and table counts and the number of hotel rooms at our casinos, are provided in Part I, Item 2. “Properties”.

United States

East –

Mountaineer Casino, Resort & Races – New Cumberland, West Virginia (“MTR” or “Mountaineer”). Mountaineer is located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle approximately 30 miles from Pittsburgh International Airport and a one hour drive from downtown Pittsburgh. In addition to the casino and hotel, Mountaineer has a golf course and a racetrack that holds live thoroughbred races from April to December. The facility also has on-site pari-mutuel wagering, a sports book, five dining venues, a bar and 5,248 surface parking spaces neighboring the casino. Sports betting and online gaming (“iGaming”) are also available through mobile apps.

Rocky Gap Casino, Resort & Golf – Flintstone, Maryland (“ROK” or “Rocky Gap”). Rocky Gap is located in Rocky Gap State Park. In addition to the casino and hotel, the facility has five food and beverage venues, an 18-hole golf course, a 5,000 square foot events center, several meeting spaces, a spa, several outdoor activities and approximately 750 surface parking spaces neighboring the casino.

Midwest –

Century Casino Caruthersville – Caruthersville, Missouri (“CCV” or “Caruthersville”). Caruthersville and our neighboring hotel, The Farmstead, are located in southeast Missouri along the Mississippi River approximately 95 miles north of Memphis, Tennessee. In December 2022, we relocated the casino from a riverboat into a 40,000 square foot land-based pavilion following record low water levels in the Mississippi River that made access to the riverboat difficult. Caruthersville also has a food and beverage venue, 27 space RV park and 1,343 surface parking spaces neighboring the casino. We are currently building a new land-based casino with a small hotel near the pavilion site. See “Business Developments – Caruthersville Land-Based Casino and Hotel” below.

Century Casino Cape Girardeau – Cape Girardeau, Missouri (“CCG” or “Cape Girardeau”). Cape Girardeau is located along the Mississippi River three and a half miles from Interstate 55 in southeast Missouri, approximately 120 miles south of St. Louis, Missouri. In addition to the casino, the facility has two dining venues, a conference and entertainment center and 1,058 surface parking spaces neighboring the casino. We are currently building a hotel connected to the casino. See “Business Developments – Cape Girardeau Hotel” below.

Century Casino & Hotel – Central City, Colorado (“CTL” or “Central City”). Central City is located approximately 35 miles west of Denver. CTL is located at the end of the Central City Parkway, an eight mile four-lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. In addition to the casino and hotel, the facility has a bar, two restaurants and a 500-space on-site covered parking garage. Sports betting is available through a mobile sports betting app.

Century Casino & Hotel – Cripple Creek, Colorado (“CRC” or “Cripple Creek”). The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado. In addition to the casino and hotel, the facility has two bars, a restaurant and 271 surface parking spaces neighboring the casino. Sports betting is available through two mobile sports betting apps.

West –

Nugget Casino Resort – Reno-Sparks, Nevada (“NUG” or “Nugget”). Nugget is located in Reno-Sparks, Nevada on Interstate 80 approximately three miles from the Reno-Tahoe International Airport. In addition to the casino and hotel, the full-service resort includes 110,000 square feet of convention space, an 8,555 seat outdoor amphitheater, seven food and beverage venues, a 5-story 1,200 space parking garage and 1,272 additional parking spaces. Sports betting is available in the casino’s sports book.

Canada

Century Casino & Hotel – Edmonton, Alberta, Canada (“CRA” or “Edmonton”). CRA is located in Edmonton, Alberta. In addition to the casino and hotel, the facility has an off-track betting parlor, a 10,700 square foot showroom that can seat approximately 500 customers, a 3,000 square foot showroom that can seat approximately 200 customers where we host Yuk Yuks Comedy Club comedic performances, two restaurants, a sports bar and lounge and two additional bars, 600 surface parking spaces and a complimentary underground heated parking garage with 300 additional spaces.

Century Casino St. Albert – Edmonton, Alberta, Canada (“CSA” or “St. Albert”). CSA is located in St. Albert, Alberta northwest of Edmonton. In addition to the casino, the facility has an off-track betting parlor, a restaurant, a bar, a lounge, a banquet facility and 585 surface parking spaces.

Century Mile Racetrack and Casino – Edmonton, Alberta, Canada (“CMR” or “Century Mile”). CMR is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. CMR is a multi-level REC with a one mile horse racetrack. In addition to the casino, the REC has two restaurants, two bars and an off-track betting parlor. CMR operates the majority of the Alberta pari-mutuel network under which CMR provides pari-mutuel content and live video to 25 off-track betting parlors throughout Alberta and has agreements with over 90 racetracks world-wide to broadcast races through the off-track betting network. Through August 2021, we operated the southern Alberta pari-mutuel off-track betting network through Century Bets! Inc. (“CBS” or “Century Bets”). In September 2021, we transferred these contracts to Century Mile.

Century Downs Racetrack and Casino – Calgary, Alberta, Canada (“CDR” or “Century Downs”). CDR is located in Calgary, Alberta, seven miles from the Calgary International Airport. Our subsidiary Century Resorts Management GmbH (“CRM”) owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino, which in turn owns and operates a REC and horse racetrack. In addition to the casino and racetrack, the REC has a bar, a lounge, a restaurant facility, an off-track betting parlor, an entertainment area and 700 surface parking spaces. We have a 75% ownership interest in CDR and consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest.

Poland

Casinos Poland – Poland (“CPL” or “Casinos Poland”). CPL has been in operation since 1989 and currently has eight casino licenses throughout Poland. Our subsidiary CRM owns 66.6% of Casinos Poland and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Poland” for more information about the casinos operated by CPL.

Corporate and Other

Cruise Ship. We decreased our operation of ship-based casinos on cruise ships over the past few years, and mutually agreed with cruise lines with which we had concession agreements not to extend certain agreements at their termination dates. Our final concession agreements to operate ship-based casinos ended in the second quarter of 2023. We no longer operate onboard ship-based casinos.

Business Developments

Nugget Casino Resort in Reno-Sparks, Nevada

In February 2022, we entered into a definitive agreement with Marnell Gaming, LLC (“Marnell”), pursuant to which we agreed to purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, LLC (“Smooth Bourbon”), and (ii) 100% of the membership interests in Nugget. Nugget owns and operates the Nugget Casino Resort in Reno-Sparks, Nevada, and Smooth Bourbon owns the real property on which the casino is located.

We purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million at the first closing on April 1, 2022 (the “First Closing”). We purchased 100% of the membership interests in Nugget (the “Nugget Acquisition”) for approximately $104.7 million (subject to certain adjustments) at the second closing (the “Second Closing”) on April 3, 2023. In August 2023, we paid from cash on hand an additional $0.8 million related to working capital adjustments. Following the Second Closing, we own the Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. We also have a five-year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million plus an annual escalator.

Rocky Gap Casino Resort in Flintstone, Maryland

In August 2022, we entered into a definitive agreement with Golden Entertainment, Inc. (“Golden”), Lakes Maryland Development LLC, a subsidiary of Golden, and VICI PropCo, pursuant to which we agreed to acquire the operations of Rocky Gap. Pursuant to a real estate purchase agreement dated August 24, 2022, by and between Evitts Resort, LLC, a subsidiary of Golden and an affiliate of VICI PropCo (“VICI PropCo Buyer”), VICI PropCo Buyer agreed to acquire a related interest in the land and building associated with Rocky Gap.

On July 25, 2023, we acquired the operations of Rocky Gap (the “Rocky Gap Acquisition”) for approximately $59.1 million (subject to certain adjustments), and VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap for approximately $203.9 million. In December 2023, we paid an additional $0.1 million related to working capital adjustments. In connection with the closing of this transaction, one of our subsidiaries and a subsidiary of VICI PropCo entered into an amendment to the Master Lease. See Part I, Item 2. “Properties – Master Lease” for a discussion of the Master Lease as amended to date.

Canada Real Estate Sale

On May 16, 2023, we entered into definitive agreements for subsidiaries of VICI PropCo to acquire the real estate assets of Century Casino & Hotel Edmonton in Edmonton, Alberta, Century Casino St. Albert in Edmonton, Alberta, Century Mile Racetrack and Casino in Edmonton, Alberta and Century Downs Racetrack and Casino in Calgary, Alberta (collectively, the “Century Canadian Portfolio”). The sale was completed on September 6, 2023 for an aggregate purchase price of CAD 221.7 million ($162.6 million based on the exchange rate on September 6, 2023). Additional information about the expected funds retained from the sale and uses of the funds is in Part I, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale.

Simultaneous with the closing of the transaction, our existing Master Lease was amended. See Part I, Item 2. “Properties – Master Lease” for a discussion of the Master Lease as amended to date. We recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in our consolidated statements of (loss) earnings for the year ended December 31, 2023.

Recent Developments Related to Century Casino Caruthersville

The Caruthersville casino had been operating on a riverboat and barge since 1994. On October 13, 2022, the riverboat had to be closed as it was no longer accessible from the barge because of the record low water levels in the Mississippi River. On October 26, 2022, the Missouri Gaming Commission (“MGC”) approved the relocation of the casino at Century Casino Caruthersville from the riverboat and barge to a land-based pavilion until the new land-based casino and hotel (discussed below) are completed. The pavilion building will not be affected by water levels, is protected by a flood wall and provides for easier access to the casino for customers than the riverboat. Although we are operating fewer slot machines from the pavilion than we were from the riverboat, we have not experienced a negative impact on results following the move to the pavilion and have had a positive reaction from customers. The riverboat and barge were removed in February 2023.

Caruthersville Land-Based Casino and Hotel

We are building a new land-based casino with a 38 room hotel in Caruthersville adjacent to and connected with the existing casino pavilion building. We estimate the project will cost $51.9 million. Construction started in December 2022 with completion expected in the fourth quarter of 2024. We are funding this project through financing provided by VICI PropCo. Following completion, VICI PropCo will own the real estate improvements associated with the Caruthersville project, which will become part of the Master Lease. See Part I, Item 2. “Properties – Master Lease” for a discussion of the Master Lease as amended to date. As of December 31, 2023, we have received $40.1 million from VICI PropCo and have spent approximately $20.7 million of those funds on this project. As of December 31, 2023, we had approximately $19.4 million of cash on hand that was previously funded by VICI PropCo but has not yet been spent on the project on our consolidated balance sheet.

Cape Girardeau Hotel

We are building a 69 room hotel at our Cape Girardeau location called The Riverview. The Riverview is planned as a six-story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. Construction on this project began in September 2022 and is expected to be completed in April 2024. We estimate the project will cost $30.5 million, and we are financing the project with cash on hand. As of December 31, 2023, we have spent approximately $22.8 million on this project. We expect the remaining $7.7 million will be spent in the first half of 2024.

Additional Projects

We continue to explore additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects or acquisitions, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether. For more information on these and other risks related to our business, see Item 1A, “Risk Factors” below.

Terminated Projects

Cruise Ship Concession Agreements

We previously operated several ship-based casinos. Our last concession agreement to operate ship-based casinos ended on April 16, 2023. The table below illustrates the ships operating during the years ended December 31, 2023, 2022 and 2021.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Century Casino Calgary and Century Sports

We owned land and a building in Calgary in which we operated Century Sports, a sports bar, bowling and entertainment facility. We had previously sold the casino operations at this location in December 2020 and entered into a lease agreement with the purchaser for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on December 31, 2023). On February 10, 2022, we sold the land and building in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022) at which time we transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports.

The definitive agreement to sell the casino operations of Century Casino Calgary provided for a three year quarterly earn out that ended on August 4, 2023. We received earn out payments of CAD 2.2 million ($1.7 million based on the exchange rate on December 31, 2023) and CAD 0.1 million ($0.1 million based on the exchange rate on December 31, 2021) for the years ended December 31, 2023 and 2021, respectively, that are recorded to gain on sale of casino operations in our consolidated statement of (loss) earnings. There were no earn out payments in 2022.

Mendoza Central Entretenimientos S.A. (“MCE”)

In November 2021, our subsidiary CRM sold its ownership of 7.5% of MCE for nominal consideration. In addition, the consulting services agreement between CRM and MCE, under which CRM provided advice on casino matters and received a service fee from MCE, was terminated.

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

Marketing and Competition

We face intense competition from other casinos within the jurisdictions in which we operate. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs, enhancement of social networking initiatives and other marketing efforts. In addition to our players’ clubs, we also have various cash and prize promotions. Our marketing focuses on competition and other facts and circumstances of each market area in which we operate. All visitors to our properties are offered the opportunity to join our players’ club. We maintain a proprietary database that consists primarily of slot machine customers that allows us to create effective targeted marketing and promotional programs, point incentives, cash and merchandise giveaways, coupons, downloadable promotional credits, preferred parking, food, lodging, game tournaments and other special events. In the United States, our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. We have designed reward programs based on total amount wagered and frequency of visits to reward customer loyalty and attract new customers to our properties. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events.

United States

East –

Mountaineer has four competitors within 50 miles, two in Pennsylvania, one in West Virginia and one in Ohio. Sports betting in Ohio also impacts Mountaineer. Mountaineer is the area’s only full-service casino resort located on the Ohio River in the northern panhandle of West Virginia. We market this casino as a destination for year-round entertainment. Mountaineer primarily attracts customers from neighboring Ohio and from the greater Pittsburgh area. Mountaineer also hosts the annual West Virginia Derby horse racing event. We have partnered with two sports betting operators and two iGaming partners in West Virginia.

Rocky Gap has five competitors within 80 miles; four in Pennsylvania and one in West Virginia. Rocky Gap is the only AAA 4-Diamond Award® casino resort in western Maryland and operates the only Jack Nicklaus Signature Golf Course in the state of Maryland. Rocky Gap attracts customers from southwest Pennsylvania including Pittsburgh, Maryland including Baltimore, eastern West Virginia, and northern Virginia.

Midwest –

Cape Girardeau and Caruthersville have competitors in Missouri, Arkansas and Illinois. The distance between our Cape Girardeau and Caruthersville properties is 85 miles. While our two properties share a small portion of our customer database, we do not believe that our properties compete against one another for customers in any material way. The closest competitor to Cape Girardeau is located approximately 56 miles away in southern Illinois. This new competitor opened in August 2023. While we saw a small decline in revenue and customer visits in the first few weeks of the competitor’s operations, we believe that our marketing efforts have been effective in offsetting this competition to date. The majority of Caruthersville’s customers reside in Tennessee. The closest competitor to Caruthersville is located in Arkansas and is 90 miles away. We believe that our expansion projects at both Missouri locations will allow us to continue to compete for individuals or groups that desire a multi-day visit to Cape Girardeau or Caruthersville.

There is a proposal to build a casino near Lake of the Ozarks, which requires approval by the US Department of the Interior; however, that project is not expected to directly compete with our casinos because it is over 200 miles from our properties.

Cripple Creek and Central City are located in historic mining towns each about an hour from a major metropolitan city. CRC has 11 competitors located within a half mile of the casino. CTL has 21 competitors within a mile of the casino, including competitors in Black Hawk that have larger hotels, upscale dining, performance centers and spa facilities. There are competitors in each city that offer covered parking and more hotel rooms, which may negatively impact our Colorado casinos, particularly during inclement weather and the peak tourist season. In addition, some of our competitors may offer larger betting limits or certain games not offered by us, which could attract customers to those competitors. We have partnered with sports betting operators that conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries.

In Cripple Creek, a casino across the street from ours completed an expansion at the end of 2023. The expanded property could have a negative effect on CRC unless it stimulates increased revenue in the Cripple Creek market. There are two potential competing casinos that may open in the Central City, Colorado market in 2024. An increase in competitors could lead to a decrease in visitors at our casino and have a negative impact on our results of operations in Central City.

West –

Nugget is located in the Reno-Sparks area of Nevada. There are eight other casinos within four miles of the Nugget. We market the casino through its amenities such as its high-end steak house and popular oyster bar. The property has over 1,300 hotel rooms for casino guests as well as convention customers. In addition, the property has an outdoor arena that holds concerts, an annual Rib Cook-Off and other events, such as Hot August Nights.

Canada

Our casinos in the Edmonton market have five competitors. Our casinos within the Edmonton market are within 30 miles of each other; however, we do not believe that our properties compete against one another for customers. CRA is one of two casinos in the city of Edmonton that have both a hotel and showrooms and the only casino in the market to offer a heated and complimentary parking garage. Unique to CMR is its horse racetrack. CRA and CSA each have a competitor approximately five miles away, and CMR’s closest competitor is located approximately 17 miles away. CDR is located in the Calgary market and has seven competitors (two of which have a combination of hotel and casino). Unique to this property is its horse racetrack, and it is one of two casinos in the market with an off-track betting parlor. A casino recently relocated approximately eight miles from CDR, and the increased competition has had a negative impact on financial results at this location. In January 2022, the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”) removed its moratorium on approving additional gaming facilities. Additional gaming facilities under consideration will be subject to market analysis done by the AGLC and, if approved by the AGLC, could increase competition with our properties.

Our main marketing activities for these properties focus on casino branding, promoting the racetracks, the player’s club program and promotions made through various marketing channels. Our casinos in Alberta participate in the Winner’s Edge, an Alberta-wide casino loyalty program implemented by the AGLC. Players who sign up for the program can earn points that can be redeemed for free play, take part in monthly contests and receive discounts on food in casino restaurants. Our casinos offer Winner’s Edge in addition to our own loyalty program. Beginning in April 2024, Alberta casinos will be sharing in an AGLC Winner’s Edge Marketing Fund based on Winner’s Edge player card usage. In October 2020, the AGLC launched an online gaming website, “Play Alberta” offering online slot and table games. In September 2021, the AGLC added online sports wagering, including single event sports wagering, to its “Play Alberta” website. The website competes primarily with unregulated online gaming websites that are currently available to Alberta residents. We have not experienced a negative impact to our results of operations in Canada from online gaming; however, increased competition from online gaming could occur and adversely affect our results of operations in Alberta in the future.

CMR operates the majority of the Alberta pari-mutuel network and is the exclusive operator for its home market area covering Edmonton, Calgary and their respective surrounding areas. In addition to permitting customers to place wagers at off-track betting locations, the network offers advance deposit wagering for online wagering.

Poland

There are 51 casino licenses available throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. CPL relies on the locations of its casinos, which are primarily in hotels in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, five other casinos in the Warsaw district compete with our three casinos operating in Warsaw. The Polish Minister of Finance does not disclose individual casino data. Poland also has slot arcades and online gaming that operate through a state-run company. We have not experienced a negative impact to our results of operations in Poland from slot arcades or online gaming; however, increased competition from slot arcades that are located in the cities in which our casinos are located as well as online gaming could occur and adversely affect our results of operations in the future.

Seasonality

United States – Our casinos in Colorado attract more customers during the warmer months from May through September. In West Virginia, we attract more customers from March to August during the racing season. Our casinos in Missouri attract customers throughout the year with the highest business volumes in February and March. In Nevada, we attract more customers in the summer months because of outdoor concerts and events that take place in immediate proximity to the casino. In Maryland, we also attract more customers in the summer months due to the golf course and the location of the casino adjacent to Lake Habeeb and the outdoor activities surrounding it. At all of our United States properties, winter weather conditions may have an adverse impact on daily business levels.

Canada – Canada generally attracts a steady influx of customers throughout the calendar year. However, both Century Downs and Century Mile attract additional customers during the summer months of the racing season as Alberta residents partake in more outdoor activities. Our off-track betting parlors attract more customers during the peak racing season from May through August.

Poland – CPL generally attracts more customers from October through March because domestic customers generally vacation during the summer months.

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state, local, foreign, provincial or federal regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming operations. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would materially adversely affect our gaming operations in that jurisdiction. In addition, changes in laws that restrict, prohibit or permit gaming operations in any jurisdiction, including the removal of the AGLC’s moratorium on approving additional gaming facilities, could have a material adverse effect on our financial position, results of operations and cash flows. On February 28, 2023, the AGLC approved a temporary increase from 15% of slot machines net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. The increase in the slot machine net sales percentage had a positive impact on net operating revenue and results of operations at our Canadian properties.

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

Employees and Human Capital

Employees – As of December 31, 2023, we had approximately 3,243 full-time employees and 910 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. We have experienced difficulties attracting and retaining staff at some locations in the US and Canada. As a result, we have had to adjust hours of some food and beverage outlets, the number of table games open and the number of rooms available at some of our hotels. We consider our current staffing levels as normal. Approximately 252 employees at our CPL casinos in Poland, 42 employees at Mountaineer and 217 employees at Rocky Gap belong to trade unions. The trade unions in Poland do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees at CPL require approval of the unions. The trade unions at Mountaineer and Rocky Gap have collective bargaining agreements with each casino.

Human Capital – Our company is led by two gaming industry professionals with a combined industry experience of more than 75 years. Due to extensive industry experience, the team’s diversity of experience gives us the ability to tailor our gaming-based entertainment developments and operations to the unique needs and circumstances of each specific location. We are aware that much of our success is based on our employees’ combined talents, skills and ideas. As an international casino entertainment company, we cater to different markets with different customer expectations. In order to meet these expectations, we strive to build a workforce that is as diversified as our customers. As of December 31, 2023, 49% of our workforce and 41% of our leadership roles were held by women.

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

Business Environment and Competition Risks

We are particularly sensitive to general economic conditions, downturns or recessions as well as other issues affecting discretionary consumer spending, including geopolitical tensions, pandemics or other public health emergencies, any of which may have an adverse impact on our business, financial condition or results of operations.

Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Adverse macroeconomic conditions, including inflation, economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for casino resorts and other amenities we offer. Changes in discretionary consumer spending or consumer preferences could be driven by factors such as an unstable job market, perceived or actual disposable consumer income and wealth, increased cost of travel, outbreaks of contagious diseases or fears or war and acts of terrorism or other acts of violence. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future economic landscape, have at times had a negative effect on consumers’ discretionary income and consumer confidence, and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown or deterioration in the economy, could adversely affect the frequency with which customers choose to visit our properties and the amount that our customers spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our customers. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.

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

The markets in which we operate generally rely on a local customer base as well as tourists during peak seasons. The number of casinos in some of our markets may exceed demand, which could make it difficult for us to sustain profitability. We are particularly vulnerable to competition in our markets due to the large number of competitors in those markets. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. For example, there are new casinos and expansions of existing casinos that could increase competition for our Central City and Cripple Creek properties. In January 2022, the AGLC removed the moratorium on gaming facilities. Consideration for additional gaming facilities will be based on a market analysis done by the AGLC. We anticipate the AGLC may award gaming facility licenses in underserved rural areas outside of the urban Calgary and Edmonton markets in which we are located, but any additional competition could adversely impact our results of operations in Alberta.

Changes to gaming laws in countries or states in which we have operations and in states near our operations could increase competition and could adversely affect our operations. For example, we have seen a decrease in gaming revenue in West Virginia, particularly in table games, since sports betting in Ohio began at the beginning of 2023. Any such expansion of legalized gaming could adversely impact our properties.

There have been several bills filed in Missouri to legalize sports betting in the state by gaming licensees and for daily fantasy sports licensees to conduct sports wagering including on mobile devices as long as such devices are located within the state. There have also been several bills filed in Missouri to allow the state lottery to operate video gaming terminals. Similar bills introduced in the past have not passed the state legislature. In addition to these legislative efforts, a coalition of six major sports teams and two online sports wagering companies have launched an initiative petition campaign to put sports wagering on the 2024 ballot. If the petition drive is successful, voters across the state would then determine whether to amend the state constitution to allow sports wagering. Under the proposed constitutional amendment, each of the six sports franchises that play in arenas that seat 11,500 or more would be eligible for a license to receive bets on games, player performance and other elements of a contest with a variable outcome. Companies that operate Missouri’s 13 casinos, including us, would also be eligible for a license, along with two online platforms with no physical presence in the state. It is unclear what impact these changes would have on our casinos in Missouri if enacted, but they could be material.

Capital expenditures, such as those for new gaming equipment, room refurbishments and amenity upgrades may be necessary from time to time to preserve the competitiveness of our properties. If we are unable to make these improvements due to capital constraints or other factors, our facilities may be less attractive to our visitors than those of our competitors, which could have a negative impact on our business.

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

•delays and significant cost increases;

•shortages of materials;

•shortages of skilled labor, labor disputes, or work stoppages for contractors and subcontractors;

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

Acquisitions require significant management attention and resources to integrate new properties, businesses and operations. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Potential difficulties we may encounter as part of the integration process include:

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

We have a significant amount of indebtedness. As of December 31, 2023, our outstanding debt was approximately $346.8 million. The majority of our long-term debt outstanding as of December 31, 2023 is variable rate debt. Each one percentage point change associated with the variable rate debt would result in an estimated $3.5 million change to our annual cash interest expenses. In addition, we lease the real estate assets of the majority of our North American casinos under a Master Lease with VICI PropCo The long-term financing obligation to VICI PropCo subsidiaries was $658.0 million as of December 31, 2023. Our scheduled 2024 rent payments under the Master Lease, including a Consumer Price Index (“CPI”) increase, are approximately $52.2 million. Our rent payments are subject to annual escalation. See Notes 6 and 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our long-term debt and Master Lease.

The significance of the above financial obligations could:

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

We could be required to make rent payments under the Master Lease and scheduled debt payments if closures of our properties, similar to those that occurred in 2020, occur in the future. In addition, the Master Lease requires us to make specific minimum investments in capital expenditures and, subject to certain caps, the rent escalations under the Master Lease will continue to apply regardless of the cash flows generated by the properties subject to the Master Lease and the obligations guaranteed by us. Further, if our properties subject to the Master Lease are impacted by a casualty event, the Master Lease requires us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under the Master Lease is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay rent under the Master Lease and the principal, premium, if any, and interest on our indebtedness.

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

A majority of our casinos are located on leased property. If we default on one or more leases or if we are unable to secure renewals of those leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease the real estate assets for our casinos in Missouri, West Virginia, Maryland and Canada under a “triple-net” Master Lease. Accordingly, in addition to rent, we are required to pay, among other things, the following: (1) facility maintenance costs; (2) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring these costs even though many of the benefits received in exchange for such costs accrue to the lessor as the owner of the associated facilities. In addition, we remain obligated for lease payments and other obligations under the Master Lease even if one or more of such leased facilities is not operating or is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities, including lease termination costs, impairment charges and other charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

Our casinos in Poland are located within leased building spaces. If we were to default on any one or more of the leases or if we are unable to secure renewal terms for these locations, the lessors could terminate the affected leases and we could lose possession of the any improvements on the buildings. This could adversely effect on our business, financial condition and results of operations as we would then be unable to operate the affected facilities.

We may not be fully compensated to relocate the Nugget Casino and may be required to seek additional funding if the Nevada Department of Transportation (“NDOT”) project moves forward.

A majority of the casino floor at the Nugget Casino is located beneath Interstate 80 (“I-80”) in Sparks, Nevada. NDOT has discussed the possibility of expanding I-80, which would require us to rebuild the Nugget Casino on existing land owned by Smooth Bourbon and leased to Nugget. We anticipate that NDOT would compensate us to move the casino to a new location; however, the value that is determined by NDOT for purposes of compensating us may not cover the full construction costs. If we are unable to get fully compensated for building a new casino, or if the timing of compensation payments does not match our timing for construction, we may be required to use cash on hand or seek financing, which may not be available on favorable terms or at all.

Operational Risks

Our financial condition and results of operations may be adversely affected by climate change, the occurrence of severe weather, natural or man-made disasters and other catastrophic events, including war, terrorism and other acts of violence, and outbreaks of disease.

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

Events such as terrorist and war activities in the countries in which we are located and other acts of violence, such as the mass shooting that occurred at a Las Vegas casino, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if these events occur in a region in which we operate. The Russia-Ukraine war could have an adverse impact on our results of operations in Poland, which borders Ukraine, and the collateral global impacts of that situation could adversely impact our results of operations at all of our properties. We cannot predict the extent to which terrorism, security alerts or war, or other acts of violence in the countries that we operate will directly or indirectly affect our business and operating results, but the impact could be material.

An outbreak of a contagious disease, such as the COVID-19 pandemic or any similar illness, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if an outbreak were to occur in or near the areas in which we operate. Negative impacts on the economy, travel restrictions and other restrictions by local or federal governments in the areas in which we operate could result in consumers reducing travel and leisure expenditures, including visits to our casinos. Actions taken to contain outbreaks in response to a public health epidemic pose the risk that we or our employees, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Our operating costs may increase due to additional health and safety requirements, and we may experience disruptions due to employee illness. Travel restrictions imposed by the US, European or other foreign governments may make it difficult or impossible for our management located in Europe to travel to the US or other countries where we have operations. We cannot predict the extent to which future outbreaks of a contagious disease will directly or indirectly affect our business and operating results, but the impact could be material. The extent of the effects of the disease outbreaks on our business and the casino industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, future recurrences of outbreaks, the availability and effectiveness of vaccines, and the length of time it takes for normal economic and operating conditions to resume, if at all. We could experience a longer-term impact on our costs, such as, for example, the need for enhanced health and hygiene requirements in one or more regions in attempts to counteract future outbreaks. Further, outbreaks of disease may also affect our operating and financial results in ways that are not presently known to us or that we currently do not consider present significant risks to our operations. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, our insurance costs may increase, and we may not be able to obtain the same insurance coverage in the future.

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

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, agree to certain exclusions from our coverage, or self-insure. Among other factors, regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

Our reputation and business may be harmed by interruptions or cybersecurity breaches of our information systems, and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers', our business partners' or our own information or other breaches of our information security.

We make use of online services and centralized data processing, including through third party service providers. Issues with performance by these third parties may disrupt our operations, and as a result our operating expenses could increase, which could negatively affect our results of operations. Moreover, the secure maintenance and transmission of customer information, including credit card numbers and other personally identifiable information for marketing and promotional purposes, is a critical element of our operations. Our collection and use of personal data are governed by state and federal privacy laws as well as the applicable laws of the countries in which we operate. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to market our products, properties and services to our guests.

Our information technology systems, and those of our third party service providers, that maintain and transmit customer information, or those of service providers, or our employee or business information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or by actions or inactions by our employees. As a result, information of our customers, third party service providers or business partners or our employee or business information may be lost, disclosed, accessed or taken without their or our consent. Cybersecurity attacks have become increasingly common, and we have experienced immaterial business disruption, monetary loss and data loss as a result of phishing, business email compromise and other types of attacks on our or our third party service provider’s systems. In addition, the rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks. Any disruption or failure of these systems or services could cause substantial errors, data loss, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, any of which could negatively affect our business and results of operations, subject us to penalties or result in reputational harm. Additionally, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in a loss of customers and subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

We are subject to risks related to corporate social responsibility, environmental, social and governance (“ESG”) matters and our business reputation and may negatively affect our business and operations.

Many factors influence our reputation and the value of our brand, including the perceptions held by our customers, business partners, other key stakeholders and the communities in which we do business. Regulatory developments and stakeholder expectations relating to ESG matters are rapidly changing, and our business faces increasing scrutiny related to our ESG practices, disclosures and goals, and we risk damage to our reputation and the value of our brand if we fail to act responsibly in a number of areas including diversity and inclusion, community engagement and philanthropy, environmental sustainability, climate change, responsible gaming, supply chain management, workplace conduct, human rights and many others, some of which may be unforeseen. If we are unable to recognize and respond to such developments, or if our existing practices and procedures are not adequate to meet new regulatory requirements, we may miss corporate opportunities, become subject to regulatory scrutiny or third-party claims, or incur costs to revise operations to meet new standards. Moreover, any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

We derive our revenue from operations located on two continents. Our management is located in North America and Europe, and our worldwide operations pose risks to our business. Risks associated with international operations include:

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

These factors make it more challenging to manage and administer a globally-dispersed business and, as a result, we must devote greater resources to operating under several regulatory and legislative regimes. See “Governmental Regulation and Licensing” in Item 1, “Business” of this report and Exhibit 99.1 to this report, which is incorporated herein by reference. This business model also increases our costs.

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

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and in North America we must have the suitability of certain of our directors, officers and employees approved. We are scheduled for renewals for our casino license at Mountaineer in 2024. The casino licenses for our casinos at the Dwor Kosciuszko Hotel in Krakow, the Manufaktura Entertainment Complex in Lodz and the LIM Center in Warsaw, Poland expire in 2024. In October 2023, we closed the casinos in Katowice and Bielsko-Biala, Poland and in November 2023, we closed the casino in Wroclaw, Poland due to the expiration of the gaming licenses as we awaited the licensing decision from the Polish Minister of Finance. We were awarded a new license for Wroclaw in December 2023 and Katowice and Bielsko-Biala in February 2024. At the time of filing, we have reopened the Bielsko-Biala casino, the casino in Katowice is scheduled to reopen in mid-March and the casino in Wroclaw is expected to reopen in a new location in the third quarter of 2024. There can be no assurance that we will be successful in receiving licenses to operate our new or existing casinos in Poland or that we will receive them prior to the expiration of the current license, as was the case with Bielsko-Biala, Katowice and Wroclaw. Delays in licensing in Poland could cause us to close casinos temporarily. A detailed description of the regulations to which we are subject, including the timing of license renewals for our properties, is contained in Exhibit 99.1 to this report, which is incorporated herein by reference. Failure to obtain license renewals would have an adverse effect on us.

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

We depend on agreements with our horsepersons and pari-mutuel clerks. Failure to renew or modify agreements on satisfactory terms could materially adversely affect us.

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

Failure to renew or modify existing agreements on satisfactory terms could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our effective tax rate or cash tax payment requirements may change in the future, which could adversely impact our future results of operations.

A number of factors may adversely impact our future effective tax rate or cash tax payment requirements, which may impact our future results and cash flows from operations. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. These factors include, but are not limited to: changes to income tax rates, to tax laws or the interpretation of such tax laws (including additional proposals for fundamental international tax reform globally); the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; treatment or characterization of intercompany transactions; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in U.S. generally accepted accounting principles; and expiration or the inability to renew tax rulings or tax holiday incentives.

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, a valuation allowance of $11.4 million in foreign jurisdictions has been provided in recognition of these risks. If our assumptions change and it is determined that we will be able to realize tax benefits related to these foreign deferred tax assets, we will realize a reduction in income tax expense in the year such valuation allowances are reversed. Further, management currently believes it is more likely than not that the $21.5 million of net deferred tax assets in the US will be realized. Unless sufficient taxable income is generated in the US, a valuation allowance to reduce deferred tax assets may be required, which would materially increase the tax expense in the period the allowance is recognized.

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

The development of intellectual property is part of our overall business strategy. Although our business as a whole is not dependent on our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operation through the use of trademarks. We file applications for, and obtain trademarks in, the United States and in foreign countries where we believe filing for such protection is appropriate. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as the laws of the United States. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

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

Our ability to attract and retain employees may cause us to reduce casino operating hours or close certain amenities at our properties which could negatively impact guest loyalty and operating results. We have adjusted, and if required we plan to continue to adjust, operating hours for food and beverage outlets, and hotel and convention spaces where we are impacted by staffing challenges. We have employees in Poland who belong to trade unions that have the right to approve changes in pay for union employees at CPL. In the United States, there are employees at our West Virginia and Maryland casinos who belong to unions and have collective bargaining agreements with the casinos. A lengthy strike or other work stoppage at our casino properties with unions could have an adverse effect on our business and results of operations. Our other employees in the US and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations. In addition, changes to labor laws or prevailing market conditions could lead to increased labor costs that could have an adverse impact on our profitability.

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

Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of a significant portion of our assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. See Note 5 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our goodwill and other intangible assets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity is an important part of our risk management program and an area of increasing focus for our Board and management. We maintain a robust cybersecurity infrastructure to safeguard our operations, networks, and data through comprehensive security measures including our technology tools, internal management, and external service providers.

Our Chief Information Officer (“CIO”) is responsible for assessing, identifying, and managing the risks from cybersecurity threats. Our CIO has over 14 years of experience in information technology and security positions. The CIO leads a team which includes our Corporate Director of Information Security and Senior Systems Engineer, with a combined 28 years of information technology and cybersecurity related experience. Both of these individuals hold Certified Information System Security Professional (“CISSP”) certifications.

Our Board of Directors, primarily through the Audit Committee, oversees management's approach to managing cybersecurity risks. The Audit Committee, comprised solely of independent directors, is charged with overseeing the Company’s risk management, including information technology and cybersecurity. The Audit Committee routinely engages with relevant management on a range of cybersecurity-related topics, including the threat of environment and vulnerability assessments, policies and practices, technology trends, and regulatory developments from the CIO.

We use a risk-based approach to identify, assess, protect, detect, respond to, and recover from cybersecurity threats, utilizing industry standard frameworks such as the National Institute of Standards and Technology Cybersecurity Framework, internal controls, and robust technological toolsets. Our information security program includes, among other aspects, penetration and vulnerability assessments and management, intrusion detection systems, antivirus and malware protection, encryption, access control, high availability and redundancy, and employee training. Risks identified by the CIO and other cybersecurity personnel are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed. The CIO also routinely discusses trends in cyber risks and our strategy with our Audit Committee and management on a regular basis, in addition to an annual review and discussion with the full board.

In addition, we engage independent third-party cybersecurity providers for vulnerability assessments and penetration testing. We regularly engage these providers to aid in the identification and remediation of potential threats. We also endeavor to apprise employees of emerging risks and require them to undergo annual security awareness training, and supplemental training as needed. Additionally, we conduct periodic internal exercises to gauge the effectiveness of the training and assess the need for additional controls and/or training.

Material cybersecurity incidents are required to be reported to the Board of Directors. As of the date of this report, we are not aware of any incidents from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities at each of our casinos as of December 31, 2023:

Summary of Property Information

Segment/Property	Year Opened / Acquired	Approximate Casino Square Footage	Acreage	Slot / Electronic Gaming Machines (#) (1)	Tables (#) (1)	Hotel Rooms (#)	Racetrack (#)
United States
East
Mountaineer Casino, Resort & Races (2)	2019	72,380	1,528.1	1,052	26	357	1
Rocky Gap Casino, Resort & Golf (2)	2023	25,447	270.0	630	16	198	—
Midwest
Century Casino Cape Girardeau (2)	2019	41,530	19.1	832	23	—	—
Century Casino Caruthersville (2)(3)	2019	12,000	38.2	418	6	36	—
Century Casino & Hotel - Central City	2006	22,640	1.3	400	8	26	—
Century Casino & Hotel - Cripple Creek	1996	19,610	3.5	367	6	21	—
West
Nugget Casino Resort (4)	2023	71,200	25.1	931	24	1,382	—
Subtotal		264,807	1,885.3	4,630	109	2,020	1
Canada
Century Casino & Hotel - Edmonton (2)	2006	29,225	6.0	800	23	26	—
Century Casino St. Albert (2)	2016	13,269	7.1	432	10	—	—
Century Mile Racetrack and Casino (2)	2019	19,407	100.1	580	—	—	1
Century Downs Racetrack and Casino (2)	2015	17,459	57.3	662	—	—	1
Subtotal		79,360	170.5	2,474	33	26	2
Poland
Casinos Poland (5)	2007	60,025	—	347	79	—	—
Total		404,192	2,055.8	7,451	221	2,046	3

(1)Machine and table counts are reported as the total number of machines as of December 31, 2023. In Canada, slot/electronic gaming machines include video lottery terminals.

(2)The land and buildings (as applicable) at these properties are leased under the Master Lease. For more information see “Master Lease” below.

(3)Includes The Farmstead.

(4)The land and building is owned by Smooth Bourbon. We own 50% of Smooth Bourbon.

(5)As of December 31, 2023, Casinos Poland operated five separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Additional Property Information” below.

Additional Property Information

As of December 31, 2023, our subsidiaries were pledged as collateral for our obligations under our credit agreement (“Goldman Credit Agreement”) with Goldman Sachs Bank USA (“Goldman”). As of December 31, 2023, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland secured a bank guarantee with mBank. See Note 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Corporate Offices – We lease approximately 13,200 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Poland – The following table summarizes information about CPL’s casinos as of December 31, 2023(1).

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2028	70	37
Warsaw	Hilton Hotel (2)	June 2025	70	24
Warsaw	LIM Center (2)	July 2024	67	4
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz	Manufaktura Entertainment Complex	June 2024	70	9

(1)A detailed description of the regulations applicable to CPL licenses and our ability to obtain new licenses for our locations on their expiration is contained in Exhibit 99.1 to this report, which is incorporated herein by reference.

(2)In October 2023, with approval from the Polish Minister of Finance, we exchanged the casino licenses for the LIM Center in Warsaw and the Hilton Hotel in Warsaw. The exchange of licenses extended the license for the Hilton Hotel in Warsaw from July 2024 to June 2025.

We operated casinos in Katowice, Bielsko-Biala and Wroclaw during 2023, but closed these locations in the fourth quarter of 2023 due to the expiration of the gaming licenses. We were awarded licenses at Wroclaw in December 2023 and Katowice and Bielsko-Biala in February 2024. The Bielsko-Biala casino reopened in February 2024 and we anticipate that the Katowice casino will reopen in mid-March 2024 and that the Wroclaw casino will reopen in a new location in the third quarter of 2024.

Master Lease

In December 2019, certain subsidiaries of the Company and certain subsidiaries of VICI PropCo entered into a sale and leaseback transaction in connection with the 2019 Acquisition and entered into the Master Lease to lease the real estate assets.

The Master Lease has been amended since 2019 as follows:

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

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($13.1 million based on the exchange rate on December 31, 2023) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options). In addition the portion of the Master Lease attributable to the Century Canadian Portfolio has a maximum 2.5% annual escalator increase.

Mountaineer, Cape Girardeau, Caruthersville, Rocky Gap and our Canadian subsidiaries are currently subject to the Master Lease.

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The scheduled 2024 rent payments under the Master Lease, including a CPI increase, are approximately $52.2 million. The rent payments are subject to annual escalations during the lease term. The Master Lease has an initial term of 15 years with no purchase option. In the December 2022 amendment of the Master Lease we exercised our first five year renewal term. At our option, the Master Lease may be extended for up to three additional five year renewal terms beyond the 20 year term. The renewal terms are effective as to all, but not less than all, of the properties then subject to the Master Lease. We do not have the ability to terminate our obligations under the Master Lease prior to its expiration without the lessor’s consent.

The Master Lease has a triple-net structure, which requires us to pay substantially all costs associated with the properties, including real estate taxes, insurance, utilities, maintenance and operational costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. Century Casinos, Inc. has provided a guarantee of our subsidiaries’ obligations under the Master Lease. We account for the sale-leaseback transactions involving the Master Lease as failed sale-leasebacks, and therefore the Master Lease is accounted for as a financing obligation. For additional information regarding the Master Lease, see Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Nugget Casino Lease

The land, building, structures and other improvements of the Nugget Casino are leased from Smooth Bourbon (the “Nugget Lease”). We own 50% of Smooth Bourbon and consolidate it as a subsidiary for which we have a controlling interest. As such the finance lease asset, finance lease liability, revenue and expense are eliminated upon consolidation and the 50% of net rental income attributable to Marnell is recorded as non-controlling interest. The rent owed to Marnell is paid through dividends to noncontrolling partners. The scheduled 2024 rent payments under the Nugget Lease attributable to Marnell are $7.0 million. The rent payments are subject to annual escalations during the lease term. The Nugget Lease has an initial term of 35 years and a purchase option if Century purchases the remaining 50% of Smooth Bourbon. At our option, the Nugget Lease may be extended for up to four additional five year renewal terms. The Nugget Lease has a triple-net structure, which requires us to pay substantially all costs associated with the property, including real estate taxes, insurance, utilities, maintenance and operational costs. The Nugget Lease contains certain covenants, including minimum capital improvement expenditure requirements. Century Casinos, Inc. has provided a guarantee of the Nugget’s obligations under the Master Lease.

Item 3. Legal Proceedings.

We are not a party to any pending litigation that, in management’s opinion, could have a material effect on our financial position or results of operations except as disclosed in Note 16 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

Name	Age	Position Held
Erwin Haitzmann	70	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	61	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	62	Chief Financial Officer and Corporate Secretary
Timothy Wright	53	Chief Accounting Officer and Corporate Controller
Andreas Terler	54	Managing Director of Century Resorts Management GmbH and Executive Vice President
Nikolaus Strohriegel	54	Managing Director of Century Resorts Management GmbH and Executive Vice President

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

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2018 through December 31, 2023, and compares it to the cumulative total return on the Nasdaq and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2018, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/18	12/19	12/20	12/21	12/22	12/23
CNTY	100.00	107.17	86.47	164.82	95.13	66.04
Nasdaq	100.00	135.23	194.24	235.78	157.74	226.24
Dow Jones US Gambling Index	100.00	143.34	126.92	110.62	82.39	107.03

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors.

At March 8, 2024, we had 144 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2023 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2023.

Item 6. Removed and Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

The following discussion should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Information contained in the following discussion of our results of operations and financial condition contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and, as such, is based on current expectations and is subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons, including those risks discussed under Item 1A, “Risk Factors,” and elsewhere in this report. See “Cautionary Statement Regarding Forward-Looking Information” that precedes Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

EXECUTIVE OVERVIEW

Overview

Since our inception in 1992, we have been primarily engaged in developing and operating gaming establishments and related lodging, restaurant and entertainment facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenue generated from hotel, restaurant, horse racing (including off-track betting), sports betting, iGaming and entertainment facilities that are in most instances a part of the casinos.

We aggregate all operating segments into three reportable segments based on the geographical locations in which our casinos operate: United States, Canada and Poland. We have additional business activities including certain other corporate and management operations that we report as Corporate and Other. After the Nugget Acquisition in April 2023, we evaluated our operating segments and concluded that as a result of the growth in the United States we would begin viewing our operating segments as East, Midwest and West. We view each casino or other operation within those markets as a reporting unit. The reporting units, except for Century Downs Racetrack and Casino and Casinos Poland, are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below.

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments as of December 31, 2023.

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
Corporate Other (4)

(1)The real estate assets are owned by VICI PropCo and leased to us under the Master Lease.

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

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% in CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and owns and operates casinos throughout Poland. See Item 2, “Properties”, above for a list of casinos operating as of December 31, 2023.

•We have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada.

We had concession agreements for ship-based casinos and had ownership in and a consulting agreement with MCE, all of which are terminated and are detailed further under “Corporate and Other” below.

Recent Developments Related to Economic Uncertainty and COVID-19

Current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest and armed conflicts, COVID-19 and other factors. Any worsening in economic conditions, or the perception that conditions may worsen, could reduce consumer discretionary spending or increase our costs and erode our net income and cash flows.

While the effects of the COVID-19 pandemic on our business have largely normalized, and currently our operations have no COVID-19 restrictions, we were negatively impacted in the first half of 2021 because of closures of our Canada and Poland properties. See “Discussion of Results” below for a discussion of the impact of the 2021 closures in each impacted reportable segment. We cannot predict the negative impacts that additional variants of COVID-19 may have on our consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures previously had material impacts on us and any future closures or safety requirements could have a material impact on us. If future government mandates or closures are required that would have an adverse impact on us, we will monitor our liquidity and make reductions to marketing and operating expenditures, where possible, similar to our response to COVID-19 in 2021.

Other Projects and Developments

As detailed further in Item 1, “Business – Business Developments”, we completed two acquisitions in 2023 and sold the real estate assets of the Century Canadian Portfolio to subsidiaries of VICI PropCo through a sale and leaseback which is accounted for as a financing obligation from a failed sale leaseback. We also continued our construction projects in Caruthersville and Cape Girardeau.

Additional Gaming Projects

We continue to explore additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Terminated Projects

As detailed further in Item 1, “Business – Business Developments – Terminated Projects”, we sold the casino operations of Century Casino Calgary as well as the land and building in which we operated Century Sports. We also terminated our ownership interest in and consulting services agreement with MCE as well as our management and funding agreements related to a potential casino in Bermuda.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2023	2022	2021	2023/2022	2022/2021
Canadian dollar (CAD)	1.3496	1.3011	1.2537	(3.7%)	(3.8%)
Euros (EUR)	0.9248	0.9506	0.8456	2.7%	(12.4%)
Polish zloty (PLN)	4.2034	4.4559	3.8608	5.7%	(15.4%)
Source: 2023 and 2022 Xe Currency Converter, 2021 Pacific Exchange Rate Service

We recognize in our statement of (loss) earnings, foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. The revenue generated and expenses incurred by our casinos in Canada and Poland are generally denominated in Canadian dollars and Polish zloty, respectively. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

DISCUSSION OF RESULTS

Years ended December 31, 2023, 2022 and 2021

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2023/2022		2022/2021
Amounts in thousands	2023	2022	2021	$ Change	% Change	$ Change	% Change
Gaming Revenue	$412,388	$365,986	$331,877	$46,402	12.7%	$34,109	10.3%
Pari-mutuel, Sports Betting and iGaming Revenue	20,165	19,607	18,848	558	2.8%	759	4.0%
Hotel Revenue	42,269	9,628	8,286	32,641	339.0%	1,342	16.2%
Food and Beverage Revenue	50,262	24,097	17,788	26,165	108.6%	6,309	35.5%
Other Revenue	25,122	11,211	11,707	13,911	124.1%	(496)	(4.2%)
Net Operating Revenue	550,206	430,529	388,506	119,677	27.8%	42,023	10.8%
Gaming Expenses	(216,475)	(183,841)	(161,119)	32,634	17.8%	22,722	14.1%
Pari-mutuel, Sports Betting and iGaming Expenses	(21,752)	(22,149)	(19,735)	(397)	(1.8%)	2,414	12.2%
Hotel Expenses	(14,379)	(2,815)	(2,360)	11,564	410.8%	455	19.3%
Food and Beverage Expenses	(45,065)	(22,631)	(16,523)	22,434	99.1%	6,108	37.0%
Other Expenses	(9,722)	(1,205)	(1,300)	8,517	706.8%	(95)	(7.3%)
General and Administrative Expenses	(140,505)	(104,262)	(92,189)	36,243	34.8%	12,073	13.1%
Depreciation and Amortization	(41,043)	(27,109)	(26,762)	13,934	51.4%	347	1.3%
Gain on Sale of Casino Operations	1,660	—	—	(1,660)	(100.0%)	—	—
(Loss) on Sale of Assets	—	(2,154)	—	(2,154)	(100.0%)	2,154	100.0%
Total Operating Costs and Expenses	(487,281)	(366,166)	(319,988)	121,115	33.1%	46,178	14.4%
Earnings from Equity Investment	1,121	3,249	—	(2,128)	(65.5%)	3,249	100.0%
Earnings from Operations	64,046	67,612	68,518	(3,566)	(5.3%)	(906)	(1.3%)

Income Tax Benefit (Expense)	5,343	7,660	(6,371)	(2,317)	(30.2%)	14,031	220.2%
Net Earnings Attributable to Non-controlling Interests	(9,709)	(5,694)	(1,156)	4,015	70.5%	4,538	392.6%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(28,198)	7,976	20,622	(36,174)	(453.5%)	(12,646)	(61.3%)
Adjusted EBITDAR (1)	$114,047	$103,340	$97,926	$10,707	10.4%	$5,414	5.5%

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(0.93)	$0.27	$0.70	$(1.20)	(444.4%)	$(0.43)	(61.4%)
Diluted	$(0.93)	$0.25	$0.66	$(1.18)	(472.0%)	$(0.41)	(62.1%)

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” below in this Item 7.

Comparability Impacts

Items impacting year-over-year comparability of the results include the following:

United States (Nugget and Rocky Gap) – We acquired the operations of the Nugget on April 3, 2023 and Rocky Gap on July 25, 2023. The Nugget and Rocky Gap are reported in the United States reportable segment. Both properties are located in gaming jurisdictions that are new to us and we incurred additional general and administrative expenses related to the acquisitions. The Nugget and Rocky Gap provided $80.8 million and $31.7 million in net operating revenue, respectively, $75.4 million and $27.7 million of operating costs and expenses, respectively, and $1.3 million and ($2.5) million in net (loss) earnings attributable to Century Casinos, Inc. shareholders, respectively, for the year ended December 31, 2023.

Canada (Real Estate Sale) – In September 2023, we completed the Canada Real Estate Sale. As part of the sale, we purchased the land at CDR prior to its sale to VICI PropCo. The purchase of the land at CDR resulted in a loss on debt extinguishment of CAD 9.9 million ($7.3 million based on the exchange rate as of September 6, 2023) that is recorded as interest expense in our consolidated statement of (loss) earnings for the year ended December 31, 2023.

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

Poland Casino Closures – We closed three casinos in the fourth quarter of 2023 due to delays in obtaining new licenses. See “Reportable Segments – Poland” below in this Item 7 for additional information about our Polish casino licenses.

Canada (Calgary) – In February 2022, we sold the land and building that we owned in Calgary. We recorded a loss on the sale of the land and building of CAD 2.7 million ($2.2 million based on the average exchange rate for the month ended February 28, 2022). We received earn out payments of CAD 2.1 million ($1.7 million based on the exchange rate of December 31, 2023) for the year ended December 31, 2023 that are recorded to gain on sale of casino operations on our consolidated statements of (loss) earnings.

COVID-19 (Canada) – Through early February 2022 we required customers to provide proof of vaccination, a negative rapid test result or an original medical exemption letter for entry to comply with a government mandate. In accordance with a government mandate, all customers and employees were required to wear masks while indoors through early March 2022. As the spread of COVID-19 slowed and these measures were lifted, we saw increased guest numbers and increased revenue in the remainder of 2022 and in 2023 as compared to 2021.

COVID Closures (2021) – We estimate that for the year ended December 31, 2021 net operating revenue was adversely impacted by approximately $35.9 million and Adjusted EBITDAR was adversely impacted by approximately $13.1 million due to the closures in Canada and Poland during the year.

Increased Interest Expense – Increased interest expense negatively impacted net loss attributable to Century Casinos, Inc. shareholders in 2023. Interest expense increased $13.0 million due to additional properties added to the Master Lease, approximately $14.6 million due to increased borrowings under our Goldman Credit Agreement in April 2022 in connection with the Nugget Acquisition, increased interest rates on the term loan and borrowing on the revolving facility under our Goldman Credit Agreement, and $7.3 million related to the CDR land lease debt extinguishment in connection with the Canada Real Estate Sale. In 2022, we wrote-off approximately $7.3 million of deferred financing costs to interest expense in connection with the prepayment of the $170.0 million term loan (the “Macquarie Term Loan”) issued under a credit agreement with Macquarie Capital (the “Macquarie Credit Agreement”).

Valuation Allowance – We released a $10.2 million US valuation allowance against deferred tax assets, resulting in an income tax benefit of $7.7 million for the year ended December 31, 2022 in the Corporate and Other reportable segment.

Summary of Changes by Reportable Segment

Net operating revenue increased by $119.7 million, or 27.8%, and by $42.0 million, or 10.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021, respectively. Following is a breakout of net operating revenue by reportable segment for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021.

•United States increased by $112.0 million, or 41.7%, and decreased by ($14.7) million, or (5.2%).

•Canada increased by $3.9 million, or 5.4%, and by $25.1 million, or 54.2%.

•Poland increased by $3.9 million, or 4.4%, and by $31.9 million, or 54.9%.

•Corporate and Other decreased by ($0.1) million, or (70.4%), and by ($0.4) million, or (63.7%).

Operating costs and expenses increased by $121.1 million, or 33.1%, and by $46.2 million, or 14.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021, respectively. Following is a breakout of operating costs and expenses by reportable segment for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021.

•United States increased by $108.9 million, or 52.4%, and by $1.4 million, or 0.7%.

•Canada increased by $0.3 million, or 0.4%, and by $18.2 million, or 43.5%.

•Poland increased by $7.6 million, or 9.4%, and by $22.3 million, or 38.0%.

•Corporate and Other increased by $4.4 million, or 25.1%, and by $4.2 million, or 32.2%.

Earnings from operations decreased by ($3.6) million, or (5.3%), and by ($0.9) million, or (1.3%), for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021, respectively. Following is a breakout of earnings from operations by reportable segment for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021.

•United States increased by $3.1 million, or 5.1%, and decreased by ($16.1) million, or (21.0%).

•Canada increased by $3.6 million, or 31.5%, and by $6.9 million, or 152.8%.

•Poland decreased by ($3.7) million, or (39.7%), and increased by $9.6 million, or 2177.9%.

•Corporate and Other decreased by ($6.6) million, or (47.6%), and by ($1.3) million, or (10.7%).

Net earnings decreased by ($36.2) million, or (453.5%), and by ($12.6) million, or (61.3%), for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021, respectively. Items deducted from or added to earnings from operations to arrive at net (loss) earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests. Items that impacted the comparability of the results are discussed above. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

Other

Pari-Mutuel

Pari-mutuel revenue includes live racing, export, advanced deposit wagering and off-track betting. Pari-mutuel expenses relate to pari-mutuel revenue and the operation of our racetracks.

Other

Other revenue and other expenses include gift shops, entertainment, golf and spa. Other revenue also includes revenue from ATM and credit card commissions.

Non-GAAP Measures Definitions and Calculations

Adjusted EBITDAR

Adjusted EBITDAR is used outside of our financial statements as a valuation metric. We define Adjusted EBITDAR as net (loss) earnings attributable to Century Casinos, Inc. shareholders before interest expense (income), net, including interest expense related to the Master Lease as discussed below, income taxes (benefit), depreciation, amortization, non-controlling interests net earnings (losses) and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, loss (gain) on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDAR reported for each reportable segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“US GAAP”).

The Master Lease is accounted for as a financing obligation. As such, a portion of the periodic payment under the Master Lease is recognized as interest expense with the remainder of the payment impacting the financing obligation using the effective interest method.

Adjusted EBITDAR information is a non-GAAP measure that is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported US GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. Management believes that presenting Adjusted EBITDAR to investors provides them with information used by management for financial and operational decision-making in order to understand the Company’s operating performance and evaluate the methodology used by management to evaluate and measure such performance. Management believes excluding rent expense related to the Master Lease provides useful information to analysts, lenders, financial institutions, and investors when valuing us, as well as comparing our results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple-net operating leases.

Adjusted EBITDAR should not be viewed as a measure of overall operating performance as an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net income, the most directly comparable GAAP measure, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a US GAAP basis and excludes certain expenses, including the rent expense related to our Master Lease, and is provided for the limited purposes discussed herein. In addition, Adjusted EBITDAR as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies. Consolidated Adjusted EBITDAR should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income, because it excludes the rent expense associated with our Master Lease and certain other items.

The reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$18,036	$8,626	$3,446	$(58,306)	$(28,198)
Interest expense (income), net (1)	38,024	11,527	(345)	42,605	91,811
Income tax expense (benefit)	2,654	(4,256)	1,534	(5,275)	(5,343)
Depreciation and amortization	33,739	4,590	2,482	232	41,043
Net earnings attributable to non-controlling interests	5,284	2,701	1,724	—	9,709
Non-cash stock-based compensation	—	—	—	3,610	3,610
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	(84)	(3,195)	(810)	401	(3,688)
Loss on disposition of fixed assets	537	10	31	113	691
Acquisition costs	—	—	—	4,412	4,412
Adjusted EBITDAR	$98,190	$20,003	$8,062	$(12,208)	$114,047

(1)See “Non-Operating Income (Expense) – Interest” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Included in the Canada segment is $1.7 million gain related to the earn out payment from the sale of casino operations in Calgary in 2020 and $3.5 million cost recovery income for CDR.

	For the year ended December 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$24,759	$6,070	$5,811	$(28,664)	$7,976
Interest expense (income), net (1)	28,531	2,281	(686)	34,854	64,980
Income tax expense (benefit)	7,595	2,354	2,326	(19,935)	(7,660)
Depreciation and amortization	19,364	4,754	2,606	385	27,109
Net earnings attributable to non-controlling interests	—	2,787	2,907	—	5,694
Non-cash stock-based compensation	—	—	—	3,335	3,335
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	(1)	123	(1,153)	(205)	(1,236)
Loss (gain) on disposition of fixed assets	49	27	63	(121)	18
Acquisition costs	—	—	—	3,124	3,124
Adjusted EBITDAR	$80,297	$18,396	$11,874	$(7,227)	$103,340

(1)See “Non-Operating Income (Expense) – Interest” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Loss of $2.2 million related to the sale of the land and building in Calgary in February 2022 is included in the Canada segment. The loss from the sale was offset by $1.9 million cost recovery income for CDR.

	For the year ended December 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$49,628	$1,124	$440	$(30,570)	$20,622
Interest expense (income), net (1)	28,229	1,796	(477)	13,110	42,658
Income tax expense	—	1,256	257	4,858	6,371
Depreciation and amortization	18,398	4,904	3,028	432	26,762
Net earnings attributable to non-controlling interests	—	932	224	—	1,156
Non-cash stock-based compensation	—	—	—	2,652	2,652
Gain on foreign currency transactions, cost recovery income and other (2)	(836)	(545)	(887)	(418)	(2,686)
Loss (gain) on disposition of fixed assets	341	43	44	(37)	391
Adjusted EBITDAR	$95,760	$9,510	$2,629	$(9,973)	$97,926

(1)See “Non-Operating Income (Expense) – Interest” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

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

Amounts in thousands	December 31, 2023	December 31, 2022
Total long-term debt, including current portion	$332,680	$349,580
Deferred financing costs	14,149	16,844
Total principal	$346,829	$366,424
Less: Cash and cash equivalents	$171,327	$101,785
Net Debt	$175,502	$264,639

REPORTABLE SEGMENTS

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the year
	ended December 31,			2023/2022		2022/2021
Amounts in thousands	2023	2022	2021	$ Change	% Change	$ Change	% Change
Gaming Revenue	$272,499	$232,871	$249,397	$39,628	17.0%	$(16,526)	(6.6%)
Pari-mutuel, Sports Betting and iGaming Revenue	10,145	8,728	8,492	1,417	16.2%	236	2.8%
Hotel Revenue	41,750	9,159	8,241	32,591	355.8%	918	11.1%
Food and Beverage Revenue	36,803	12,394	11,761	24,409	196.9%	633	5.4%
Other Revenue	19,394	5,430	5,394	13,964	257.2%	36	0.7%
Net Operating Revenue	380,591	268,582	283,285	112,009	41.7%	(14,703)	(5.2%)
Gaming Expenses	(145,799)	(117,731)	(120,316)	28,068	23.8%	(2,585)	(2.1%)
Pari-mutuel, Sports Betting and iGaming Expenses	(6,416)	(6,402)	(6,656)	14	0.2%	(254)	(3.8%)
Hotel Expenses	(14,108)	(2,568)	(2,315)	11,540	449.4%	253	10.9%
Food and Beverage Expenses	(30,670)	(10,451)	(9,842)	20,219	193.5%	609	6.2%
Other Expenses	(9,601)	(1,004)	(943)	8,597	856.3%	61	6.5%
General and Administrative Expenses	(76,260)	(50,178)	(47,794)	26,082	52.0%	2,384	5.0%
Depreciation and Amortization	(33,739)	(19,364)	(18,398)	14,375	74.2%	966	5.3%
Total Operating Costs and Expenses	(316,593)	(207,698)	(206,264)	108,895	52.4%	1,434	0.7%
Earnings from Operations	63,998	60,884	77,021	3,114	5.1%	(16,137)	(21.0%)

Income Tax Expense	(2,654)	(7,595)	—	(4,941)	(65.1%)	7,595	100.0%
Net Earnings Attributable to Non-controlling Interests	(5,284)	—	—	5,284	100.0%	—	—
Net Earnings Attributable to Century Casinos, Inc. Shareholders	18,036	24,759	49,628	(6,723)	(27.2%)	(24,869)	(50.1%)
Adjusted EBITDAR	$98,190	$80,297	$95,760	$17,893	22.3%	$(15,463)	(16.1%)

We began consolidating Nugget and Smooth Bourbon in the United States segment on April 3, 2023 following the Second Closing of the Nugget Acquisition, and we began consolidating Rocky Gap on July 25, 2023 following the closing of the Rocky Gap Acquisition.

Sports wagering in Colorado became legal in May 2020. We have partnered with sports betting operators that conduct sports wagering under each of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. One of these mobile sports betting apps launched in July 2020, a second launched in August 2021 and the third launched in September 2022. Each agreement with the sports betting operators provides for a share of net gaming revenue and a minimum revenue guarantee each year.

New table games and unlimited betting began in May 2021 in Colorado.

In April 2021, we began operating an internet and mobile interactive gaming application in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue.

In December 2021, we entered into an agreement to sell excess land at Mountaineer. The sale proceeds were shared between us and VICI PropCo and we recorded income related to the sale net of related expenses of $0.8 million in gain (loss) on foreign currency transactions, cost recovery income and other on our consolidated statement of (loss) earnings for the year ended December 31, 2021.

We released the US valuation allowance in 2022 and began recording income tax expense. The tax benefit related to the release of the US valuation allowance was recorded in the Corporate and Other reportable segment.

The Walker’s Bluff Casino in Illinois opened in August 2023. This casino has increased competition for our Missouri casinos, primarily our Cape Girardeau casino, which caused a small decline in revenue and customer visits in the first couple of weeks of the Walker’s Bluff operations. However, we believe that our marketing efforts have been effective in offsetting this competition to date. In Cripple Creek, the competitor across the street from our casino opened its casino expansion the last week of December 2023. We did not see a competitive impact on Cripple Creek’s gaming revenue in the fourth quarter of 2023, but future periods could be impacted, either through decreased revenue or increased costs of promotional offers by us in order to compete. Additionally, two potential competing casinos may open in the Central City market in 2024. An increase in competitors in that market could lead to a decrease in visitors at our casino and have a negative impact on our results of operations in Central City.

The table below provides results by operating segment within the United States reportable segment. Rocky Gap was added to the East operating segment in July 2023 and Nugget was added to the West operating segment in April 2023.

	For the year
	ended December 31,			2023/2022		2022/2021
Amounts in millions	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net Operating Revenue
East	$143.0	$112.9	$115.0	$30.1	26.7%	$(2.1)	(1.8%)
Midwest	156.8	155.7	168.3	1.1	0.7%	(12.6)	(7.5%)
West	80.8	—	—	80.8	100.0%	—	—
Total United States	380.6	268.6	283.3	112.0	41.7%	(14.7)	(5.2%)

Operating Costs and Expenses (1)
East	$118.8	$94.9	$94.9	$23.9	25.2%	$—	—
Midwest	97.3	93.5	92.9	3.8	4.1%	0.6	0.6%
West	66.7	—	—	66.7	100.0%	—	—
Total United States	282.8	188.4	187.8	94.4	50.1%	0.6	0.3%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

2023 Compared to 2022

The following discussion highlights results for the year ended December 31, 2023 compared to the year ended December 31, 2022.

East – Increased net operating revenue and operating costs and expenses were due to the acquisition of Rocky Gap. Net operating revenue from Mountaineer decreased due to decreased gaming revenue offset by increased hotel and pari mutuel revenue. We have seen a decrease in gaming revenue in West Virginia, particularly in table games, since sports betting in Ohio began at the beginning of 2023. Operating expenses in West Virginia decreased by ($0.2) million due to a decrease in gaming-related expenses.

Midwest – Net operating revenue increased by $1.1 million. The increase was primarily due to increased gaming revenue from a full year of normalized operations at our Caruthersville location which had disruptions in 2022 from low water levels in the Mississippi River, and from a full year of hotel revenue from The Farmstead, which opened in October 2022. In addition to the increased revenue in Missouri, increased revenue from the third sports betting app in Colorado that launched in September 2022 was partially offset by decreased gaming revenue in Colorado. Operating expenses in the Midwest operating segment increased due to increased payroll and marketing costs.

West – As a new operating segment in 2023, all increases are due to the acquisition of the Nugget on April 3, 2023.

2022 Compared to 2021

The following discussion highlights results for the year ended December 31, 2022 compared to the year ended December 31, 2021.

East – Food and beverage outlets were operating with reduced hours and capacity, the hotel was operating at reduced capacity and the convention spaces were closed due to COVID-19 restrictions through the first quarter of 2021. The decrease in net operating revenue was primarily due to increased promotional allowances related to complimentary rooms and gaming offers. In addition, gaming revenue and pari-mutuel revenue decreased compared to 2021 due to lower customer volumes believed to be from economic and inflationary factors. Operating costs and expenses remained constant. In March 2022, weekend operating hours increased to 24 hours per day from 19 hours per day.

Midwest – Due to COVID-19, Missouri casinos operated with reduced hours and approximately 94% of the gaming floors were open through the first quarter of 2021. In addition, there were state-wide smoking restrictions in place through May 2021. There were no restrictions in Colorado. The decrease in revenue was primarily due to decreased gaming revenue in Missouri, offset by increased revenue from the sports betting apps in Colorado. The decreased gaming revenue in Missouri was due to the positive impact of the stimulus payments in 2021 and decreases in the second half of 2022 due to lower customer volumes believed to be from economic and inflationary factors and decreased table game offerings due to staffing issues. In addition, revenue at our Caruthersville location was negatively impacted in 2022 by disruptions in operations due to the record low water levels in the Mississippi River that caused us to relocate the casino from the riverboat and barge to a land-based pavilion. During the transition, there were fewer slot machines and table games operating. The transition was completed in December 2022 and to date there has not been a material impact to operations in this temporary location while we are constructing the new land-based casino. Operating costs and expenses decreased due to decreased gaming-related expenses offset by minimum wage increases in Missouri and expenses at Caruthersville related to low water levels in the Mississippi River beginning in August 2022.

A breakdown of pari-mutuel, sports betting and iGaming revenue by operating segment is provided below.

	For the year
	ended December 31,
Amounts in millions	2023	2022	2021
East
Pari-mutuel Revenue	$5.9	$5.4	$6.2
Sports Betting Revenue	0.2	0.6	0.6
iGaming Revenue	1.1	0.6	0.2
	7.2	6.6	7.0
Midwest
Sports Betting Revenue	2.8	2.1	1.5
West
Sports Betting Revenue	0.1	—	—
Total United States	$10.1	$8.7	$8.5

A reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders for the United States reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Canada
	For the year
	ended December 31,			2023/2022		2022/2021
Amounts in thousands	2023	2022	2021	$ Change	% Change	$ Change	% Change
Gaming Revenue	$46,871	$43,972	$25,604	$2,899	6.6%	$18,368	71.7%
Pari-mutuel, Sports Betting and iGaming Revenue	10,020	10,879	10,356	(859)	(7.9%)	523	5.1%
Hotel Revenue	519	469	45	50	10.7%	424	942.2%
Food and Beverage Revenue	12,532	10,860	5,606	1,672	15.4%	5,254	93.7%
Other Revenue	5,507	5,392	4,817	115	2.1%	575	11.9%
Net Operating Revenue	75,449	71,572	46,428	3,877	5.4%	25,144	54.2%
Gaming Expenses	(10,032)	(9,952)	(4,730)	80	0.8%	5,222	110.4%
Pari-mutuel, Sports Betting and iGaming Expenses	(15,336)	(15,747)	(13,079)	(411)	(2.6%)	2,668	20.4%
Hotel Expenses	(271)	(247)	(45)	24	9.7%	202	448.9%
Food and Beverage Expenses	(10,700)	(9,067)	(4,663)	1,633	18.0%	4,404	94.4%
Other Expenses	(121)	(201)	(357)	(80)	(39.8%)	(156)	(43.7%)
General and Administrative Expenses	(20,985)	(17,989)	(14,116)	2,996	16.7%	3,873	27.4%
Depreciation and Amortization	(4,590)	(4,754)	(4,904)	(164)	(3.4%)	(150)	(3.1%)
Gain on Sale of Casino Operations	1,660	—	—	(1,660)	(100.0%)	—	—
(Loss) on Sale of Assets	—	(2,154)	—	(2,154)	(100.0%)	2,154	100.0%
Total Operating Costs and Expenses	(60,375)	(60,111)	(41,894)	264	0.4%	18,217	43.5%
Earnings from Operations	15,074	11,461	4,534	3,613	31.5%	6,927	152.8%

Income Tax Benefit (Expense)	4,256	(2,354)	(1,256)	(6,610)	(280.8%)	1,098	87.4%
Net Earnings Attributable to Non-controlling Interests	(2,701)	(2,787)	(932)	(86)	(3.1%)	1,855	199.0%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	8,626	6,070	1,124	2,556	42.1%	4,946	440.0%
Adjusted EBITDAR	$20,003	$18,396	$9,510	$1,607	8.7%	$8,886	93.4%

In February 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports, which impacts comparability in 2022. We have received earn out payments from the sale of the Calgary casino operations of CAD 2.2 million ($1.7 million based on the exchange rate of December 31, 2023) that are recorded to gain on sale of casino operations in our consolidated statement of (loss) earnings for the year ended December 31, 2023.

In late November 2022, a competing casino was relocated to a new site approximately eight miles south of Century Downs. Competition from this casino has had a negative impact on financial results at this location. In addition, in January 2022, the AGLC removed the moratorium on new gaming facilities. While we do not expect new gaming facilities in the markets in which we operate, an increase in competitors could have a negative impact on our results of operations in Alberta.

In February 2023, the AGLC approved a temporary increase from 15% of slot machine net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. The increase in the slot machine net sales retention percentage had a positive impact on net operating revenue and results of operations at our Canadian properties during this time period. Effective August 1, 2023, the AGLC extended the operating hours for slot machines by 30 minutes on weekdays and 90 minutes on weekends.

In September 2023, we completed the Canada Real Estate Sale. As part of the sale, we purchased the land at CDR prior to its sale to VICI PropCo. The purchase of the land at CDR resulted in a loss on debt extinguishment of CAD 9.9 million ($7.3 million based on the exchange rate as of September 6, 2023) that is recorded as interest expense in our consolidated statement of (loss) earnings for the year ended December 31, 2023.

Our casinos in Canada were closed from December 31, 2020 to June 10, 2021 due to COVID-19. During the closures of our Canada properties, we suspended marketing initiatives, furloughed employees and reduced operating costs and expenses as much as possible. We believe that we captured operating synergies, labor savings and cost savings following the reopening of our Canada properties in June 2021. From September 2021 to early February 2022, we required patrons to provide proof of vaccination, a negative rapid test result or an original medical exception letter for entry in order to comply with a government mandate. In accordance with a government mandate, all patrons and employees were required to wear masks while indoors. We continued closures of our showroom and hotel at CRA. These closures and the COVID-19 restrictions on restaurants and hotels through the third quarter of 2021 negatively impacted food and beverage revenue at our casinos.

Results in US dollars were impacted by (3.7%) and (3.8%) decreases in the average exchange rate between the US dollar and Canadian dollar for the year ended December 31, 2023 compared to the year ended December 31, 2022, and the year ended December 31, 2022 compared to the year ended December 31, 2021, respectively.

The tables below provide results for the Canada reportable segment.

	For the year			2023/2022		2022/2021
	ended December 31,				%		%
Amounts in CAD, in millions	2023	2022	2021	Change	Change	Change	Change
Net Operating Revenue
Canada	101.8	93.1	58.2	8.7	9.4%	34.9	60.0%

Operating Costs and Expenses (1)
Canada	77.4	69.2	46.5	8.2	11.8%	22.7	48.8%

	For the year
	ended December 31,			2023/2022		2022/2021
Amounts in millions	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net Operating Revenue
Canada	$75.5	$71.6	$46.4	$3.9	5.4%	$25.2	54.3%

Operating Costs and Expenses (1)
Canada	$57.4	$53.2	$37.0	$4.2	7.9%	$16.2	43.8%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization and gain on sale of casino operations and loss on sale of assets.

2023 Compared to 2022

The following discussion highlights results for the year ended December 31, 2023 compared to the year ended December 31, 2022. Unless otherwise indicated, amounts in US dollars are for the respective years ended December 31.

As discussed above, COVID-19 restrictions were in place through the first quarter of 2022. Gaming revenue increased in 2023 at all of our Canada locations, with the exception of Century Downs, due to the COVID-19 restrictions lifting and the additional 2% slot machine net sales retained starting April 1, 2023. Gaming revenue decreased at Century Downs by (CAD 0.5 million), or (2.5%), ($0.9 million, or 6.1%), due to a competitor opening near the casino in November 2022. Operating costs and expenses increased due to increased payroll costs, cost of goods sold, utility costs and one-time costs of CAD 1.9 million ($1.4 million) related to the Canada Real Estate Sale. In February 2022, we ceased operating Century Sports, which contributed to a decrease in net operating revenue of (CAD 0.3 million) ($0.3 million) and decreased operating costs and expenses of (CAD 0.4 million) ($0.3 million) for the year ended December 31, 2023 compared to the year ended December 31, 2022.

2022 Compared to 2021

The following discussion highlights results for the year ended December 31, 2022 compared to the year ended December 31, 2021. Unless otherwise indicated, amounts in US dollars are for the respective years ended December 31.

As noted above, our Canada casinos were closed through June 2021 and additional COVID-19 restrictions were in place through the first quarter of 2022. The closures and restrictions negatively impacted revenue in Canada during this time. Operating expenses were reduced by wage subsidies provided by the Canadian government through the Canada Emergency Wage Subsidy (“CEWS”) and rent subsidies provided by the Canadian government through the Canada Emergency Rent Subsidy (“CERS”). CEWS and CERS reduced operating expenses by CAD 3.1 million ($2.5 million) and by CAD 1.6 million ($1.3 million), respectively, for the year ended December 31, 2021. In February 2022, we ceased operating Century Sports, which contributed to a decrease in net operating revenue of (CAD 1.7 million) ($1.3 million) and decreased operating costs and expenses of (CAD 1.6 million) ($1.3 million) for the year ended December 31, 2022 compared to the year ended December 31, 2021. In addition, operating expenses in the third quarter of 2022 increased due to hosting the World Professional Chuckwagon Association World Finals.

A reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders for the Canada reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Poland
	For the year
	ended December 31,			2023/2022		2022/2021
Amounts in thousands	2023	2022	2021	$ Change	% Change	$ Change	% Change
Gaming	$92,957	$88,959	$56,724	$3,998	4.5%	$32,235	56.8%
Food and Beverage	927	843	421	84	10.0%	422	100.2%
Other Revenue	221	367	1,081	(146)	(39.8%)	(714)	(66.0%)
Net Operating Revenue	94,105	90,169	58,226	3,936	4.4%	31,943	54.9%
Gaming Expenses	(60,595)	(56,025)	(35,963)	4,570	8.2%	20,062	55.8%
Food and Beverage Expenses	(3,695)	(3,113)	(2,018)	582	18.7%	1,095	54.3%
General and Administrative Expenses	(21,784)	(19,220)	(17,660)	2,564	13.3%	1,560	8.8%
Depreciation and Amortization	(2,482)	(2,606)	(3,028)	(124)	(4.8%)	(422)	(13.9%)
Total Operating Costs and Expenses	(88,556)	(80,964)	(58,669)	7,592	9.4%	22,295	38.0%
Earnings (Loss) from Operations	5,549	9,205	(443)	(3,656)	(39.7%)	9,648	2177.9%

Income Tax Expense	(1,534)	(2,326)	(257)	(792)	(34.0%)	2,069	805.1%
Net Earnings Attributable to Non-controlling Interests	(1,724)	(2,907)	(224)	(1,183)	(40.7%)	2,683	1197.8%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	3,446	5,811	440	(2,365)	(40.7%)	5,371	1220.7%
Adjusted EBITDAR	$8,062	$11,874	$2,629	$(3,812)	(32.1%)	$9,245	351.7%

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires, there is a public notification of the available license and any gaming company can apply for a new license for that city. The licenses in Krakow, Lodz and for the LIM Center in Warsaw all expire in 2024. CPL will apply for licenses in all of these cities but there can be no assurance that such licenses will be received.

We closed the casinos in Katowice and Bielsko-Biala in October 2023 and in Wroclaw in November 2023 due to the expiration of the gaming licenses. We were awarded the Wroclaw license in December 2023 and the Katowice and Bielsko-Biala licenses in February 2024. The Bielsko-Biala casino reopened in February 2024, the Katowice casino is expected to reopen in mid-March 2024 and we anticipate reopening the Wroclaw casino in a new location in the third quarter of 2024. Through September 30, 2023, these three casinos together generated approximately 32% of CPL’s net operating revenue.

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

Results in US dollars were impacted by a 5.7% exchange rate increase and (15.4%) exchange rate decrease in the average rates between the US dollar and the Polish zloty for the year ended December 31, 2023 compared to the year ended December 31, 2022 and the year ended December 31, 2022 compared to the year ended December 31, 2021, respectively.

The tables below provide results for the Poland reportable segment.

	For the year			2023/2022		2022/2021
	ended December 31,				%		%
Amounts in PLN, in millions	2023	2022	2021	Change	Change	Change	Change
Net Operating Revenue
Poland	396.8	402.5	227.5	(5.7)	(1.4%)	175.0	77.0%

Operating Costs and Expenses (1)
Poland	362.3	349.3	216.6	13.0	3.7%	132.7	61.3%

	For the year
	ended December 31,			2023/2022		2022/2021
Amounts in millions	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net Operating Revenue
Poland	$94.1	$90.2	$58.2	$3.9	4.4%	$32.0	54.9%

Operating Costs and Expenses (1)
Poland	$86.1	$78.4	$55.6	$7.7	9.8%	$22.8	41.0%

2023 Compared to 2022

The following discussion highlights results for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Net operating revenue decreased primarily due to decreased gaming revenue. As stated above, we had to temporarily close two casinos in October 2023 and one casino in November 2023. Revenue at these three locations decreased by PLN 25.2 million in the fourth quarter of 2023 compared to the fourth quarter of 2022. Operating costs and expenses increased due to an increase in payroll costs and marketing expenses. Licenses for all three locations have since been granted and the casinos are either open or expected to reopen in 2024.

2022 Compared to 2021

The following discussion highlights results for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Through 2021, COVID-19 continued to impact international travel and hotel occupancy in Poland, which had a negative impact on our results. However, since reopening in May 2021 and through 2022, revenue continued to increase as travel restrictions continued to lessen. Operating costs and expenses, particularly related to gaming, increased due to uninterrupted operations and increased revenue.

A reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders for the Poland reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Corporate and Other
	For the year
	ended December 31,			2023/2022		2022/2021
Amounts in thousands	2023	2022	2021	$ Change	% Change	$ Change	% Change
Gaming	$61	$184	$152	$(123)	(66.8%)	$32	21.1%
Other Revenue	—	22	415	(22)	(100.0%)	(393)	(94.7%)
Net Operating Revenue	61	206	567	(145)	(70.4%)	(361)	(63.7%)
Gaming Expenses	(49)	(133)	(110)	(84)	(63.2%)	23	20.9%
General and Administrative Expenses	(21,476)	(16,875)	(12,619)	4,601	27.3%	4,256	33.7%
Depreciation and Amortization	(232)	(385)	(432)	(153)	(39.7%)	(47)	(10.9%)
Total Operating Costs and Expenses	(21,757)	(17,393)	(13,161)	4,364	25.1%	4,232	32.2%
Earnings from Equity Investment	1,121	3,249	—	(2,128)	(65.5%)	3,249	100.0%
Losses from Operations	(20,575)	(13,938)	(12,594)	(6,637)	(47.6%)	(1,344)	(10.7%)

Income Tax Benefit (Expense)	5,275	19,935	(4,858)	(14,660)	(73.5%)	24,793	510.4%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(58,306)	(28,664)	(30,570)	(29,642)	(103.4%)	1,906	6.2%
Adjusted EBITDAR	$(12,208)	$(7,227)	$(9,973)	$(4,981)	(68.9%)	$2,746	27.5%

We released the $10.2 million US valuation allowance in 2022, resulting in an income tax benefit of $7.7 million for the year ended December 31, 2022.

Prior to the end of the agreement to operate a ship-based casino in April 2023, the results of operations from our ship-based casinos were included in the Corporate and Other reportable segment. We decreased our operation of ship-based casinos on cruise ships over the past few years, and mutually agreed with cruise lines with which we had concession agreements not to extend certain agreements at their termination dates. The table below illustrates the ships operating during the years ended December 31, 2023, 2022 and 2021.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Through our subsidiary CRM, we had a 7.5% ownership interest in MCE that was sold in November 2021 for nominal consideration. In addition, the consulting services agreement under which CRM provided advice to MCE on casino matters was terminated in November 2021.

2023 Compared to 2022

The following discussion highlights results for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Net operating revenue decreased because the remaining ship-based casino contract ended in April 2023. Operating costs and expenses increased by $4.4 million, or 25.1%, due primarily to increased payroll and professional service expenses and acquisition costs. Earnings from equity investment relates to income from our 50% membership interest in Smooth Bourbon prior to its consolidation in the United States reportable segment on April 3, 2023, which reduced the amount in 2023.

2022 Compared to 2021

The following discussion highlights results for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Net operating revenue decreased due to the decrease in the number of ship-based casinos operated as detailed above. Operating costs and expenses increased by $4.2 million, or 32.2%, due primarily to increased payroll and stock compensation expense during the year ended December 31, 2022 as well as $3.1 million in acquisition costs related to the Nugget Acquisition and Rocky Gap Acquisition. These increased corporate expenses were offset by decreased expenses due to the decrease in the number of ship-based casinos operated as detailed above. Earnings from our equity investment in Smooth Bourbon were $3.2 million for the year ended December 31, 2022.

A reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders for the Corporate and Other reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the year ended December 31,			2023/2022		2022/2021
Amounts in thousands	2023	2022	2021	$ Change	% Change	$ Change	% Change
Interest Income	$2,114	$851	$174	$1,263	148.4%	$677	389.1%
Interest Expense	(93,925)	(65,831)	(42,832)	28,094	42.7%	22,999	53.7%
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	3,933	3,378	2,289	555	16.4%	1,089	47.6%
Non-Operating (Expense)	$(87,878)	$(61,602)	$(40,369)	$(26,276)	(42.7%)	$(21,233)	(52.6%)

Interest income

Interest income is related to interest earned on our cash reserves. We earned approximately $1.7 million in interest income in Canada from the funds from the Canada Real Estate Sale. Prior to April 3, 2023, we maintained a balance of $100.0 million in an escrow account (the “Acquisition Escrow”) from the proceeds from a $350.0 million term loan (“Goldman Term Loan”) under our Goldman Credit Agreement that were borrowed in connection with the Nugget Acquisition. Interest income on the Acquisition Escrow was earned from April 1, 2022 until the funds were used for the Nugget Acquisition on April 3, 2023. In addition, PLN 2.0 million ($0.4 million) and PLN 0.6 million ($0.2 million) in interest income relates to the Polish IRS reimbursement of CPL after CPL prevailed in court challenges of tax audits for the years ended December 31, 2022 and 2021, respectively. See Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Goldman Credit Agreement, Macquarie Credit Agreement, our financing obligation with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and interest expense related to the CDR land lease. We recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in our consolidated statement of (loss) earnings for the year ended December 31, 2023. We wrote off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan. Increases in interest expense were due to increased interest rates on our Goldman Credit Agreement, interest on a $30.0 million revolving line of credit (“Revolving Facility”) with Goldman, on which we drew from July 2023 to September 2023 for the Rocky Gap Acquisition and increased interest related to the addition of Rocky Gap and the Century Canadian Portfolio to the financing obligation under the Master Lease with VICI PropCo.

A breakdown of interest expense is below.

	For the year ended December 31,
Amounts in thousands	2023	2022	2021
Interest Expense - Credit Agreements	$39,703	$25,089	$11,439
Interest Expense - VICI Financing Obligation	42,426	28,533	28,232
Interest Expense - CDR Land Lease	1,450	2,254	1,777
Interest Expense - Deferred Financing Costs	2,695	2,412	1,565
Interest Expense - Misc	327	239	168
Interest Expense - Other(1)	7,324	7,304	(349)
Total Interest Expense	$93,925	$65,831	$42,832

(1)Interest Expense – Other consists of $7.3 million related to the loss on debt extinguishment related to our CDR land lease in 2023, $7.3 million of deferred financing costs written off in connection with the prepayment of the Macquarie Term Loan in 2022, and ($0.3) million interest expense adjustments related to the Polish IRS tip litigation in 2021.

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income of $3.5 million, $1.9 million and $0.7 million was received by CDR for the years ended December 31, 2023, 2022 and 2021, respectively, related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of a credit agreement between CRM and CDR.

We adjusted the contingent liability related to the CPL tax audits to remove the estimated taxes accrued due to the expiration of the statute of limitations for each tax year. This adjustment reduced the contingent liability by PLN 1.8 million ($0.5 million) for the year ended December 31, 2021. In addition, the Polish IRS reimbursed CPL PLN 1.8 million ($0.4 million) and PLN 0.8 million ($0.2 million) for the years ended December 31, 2022 and 2021, respectively. See Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the year ended December 31, 2023, we recognized an income tax benefit of ($5.3) million on pre-tax loss of ($23.8) million, representing an effective income tax rate of 22.4%, compared to income tax benefit of ($7.7) million on pre-tax income of $6.0 million, representing an effective income tax rate of (127.5%), and income tax expense of $6.4 million on pre-tax income of $28.1 million, representing an effective income tax rate of 22.6% for the years ended December 31, 2022 and 2021, respectively. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the year
	ended December 31,
Amounts in thousands	2023	2022	2021
Net cash provided by operating activities	$24,055	$37,397	$59,190
Net cash used in investing activities	(206,997)	(103,140)	(9,992)
Net cash provided by (used in) financing activities	149,857	161,162	(4,713)

	As of December 31,
Amounts in thousands	2023	2022	2021
Cash, cash equivalents and restricted cash (1)	$171,590	$202,131	$108,041
Working capital (2)	$113,398	$162,606	$80,247

(1)Cash, cash equivalents and restricted cash as of December 31, 2022 included $100.2 million related to the Acquisition Escrow.

(2)Working capital is defined as current assets minus current liabilities. Working capital as of December 31, 2022 included the $100.2 million related to the Acquisition Escrow.

Operating Activities

Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flows from operations decreased in the years presented primarily because of increased interest payments. We entered into the Goldman Credit Agreement on April 1, 2022 in connection with the Nugget Acquisition, and the principal amount of our debt increased by $183.8 million. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows in the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings from operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 consisted of $98.8 million to acquire the Nugget, net of cash, $52.6 million to acquire Rocky Gap, net of cash, $0.5 million for a casino license in Poland, $0.4 million for slot machine purchases, $0.5 million in gaming-related purchases, $0.4 million on surveillance equipment, $1.4 million in various improvements to the Mountaineer property in West Virginia, $2.1 million in gaming-related purchases in Maryland, $20.0 million for our hotel project in Cape Girardeau, $18.6 million for our casino project in Caruthersville which is funded by VICI PropCo (the proceeds funded from VICI PropCo are recognized as financing activities), $1.3 million in improvement projects for the temporary land-based casino in Caruthersville, $0.2 million for our stand-alone hotel project in Caruthersville, $0.9 million for slot machine purchases and $0.4 million for surveillance equipment at our Missouri properties, $2.0 million for slot machine purchases, $1.2 million in signage and $1.1 million in exterior improvements in Nevada, $0.9 million for slot machine purchases and $0.1 million in camera upgrades at our Colorado properties, $0.6 million for employee housing in Cripple Creek, $1.4 million in slot machine purchases and $0.5 million to remodel our new Wroclaw location in Poland, $0.6 million related to adding sportsbooks at our Canada properties and $5.1 million in other fixed asset additions at our properties, offset by $1.7 million in proceeds from the earn out related to the sale of casino operations in Calgary in 2020, $2.3 million in dividends from Smooth Bourbon, $0.1 million in proceeds from the disposition of assets, and $0.5 million in cash due to consolidating Smooth Bourbon following the Nugget Acquisition.

Net cash used in investing activities for the year ended December 31, 2022 consisted of $95.0 million for the purchase of the 50% equity interest in Smooth Bourbon, $0.4 million for the purchase of a casino license in Poland, $1.7 million for slot machine purchases, $0.2 million in gaming-related purchases, $0.1 million for outdoor pool and patio furniture and $0.1 million for hotel carpet in West Virginia, $2.4 million for our hotel remodel in Cape Girardeau, $1.6 million for our casino project in Caruthersville, $2.9 million for our stand-alone hotel project in Caruthersville, $0.4 million for renovations to the pavilion in Caruthersville which is funded by VICI PropCo (the proceeds funded from VICI PropCo are recognized as financing activities) to relocate the casino from the riverboat and barge, $1.8 million for slot machine purchases at our Missouri properties, $0.7 million for slot machine purchases, $0.2 million in gaming-related purchases and $0.3 million in camera upgrades at our Colorado properties, $1.6 million for employee housing in Cripple Creek, $0.7 million in slot machine and table game purchases in Poland, $0.2 million for carpet at Century Downs, $0.2 million for drainage at Century Mile, and $4.1 million in other fixed asset additions at our properties, offset by $6.3 million in proceeds from the sale of the land and building in Calgary, $5.0 million in dividends from Smooth Bourbon and $0.1 million in proceeds from the disposition of assets.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 consisted of $162.6 million in proceeds from the Canada Real Estate Sale, $8.0 million in borrowings, net of principal payments, and $0.1 million in proceeds from the exercise of stock options, offset by $1.3 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $19.6 million in distributions to non-controlling interests in CDR, CPL and Smooth Bourbon.

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

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of December 31, 2023, our total debt under bank borrowings and other agreements net of $14.1 million related to deferred financing costs was $332.7 million, of which $324.2 million was long-term debt and $8.5 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement and term loan with UniCredit Bank Austria AG (“UniCredit”), and approximately $3.5 million principal amount of the Goldman Term Loan that we repurchased for 97% of its value in February 2024. On April 1, 2022, we entered into the Goldman Credit Agreement, which provides for the $350.0 million Goldman Term Loan and the $30.0 million Revolving Facility. We drew the $350.0 million under the Goldman Term Loan on April 1, 2022 and used the proceeds as well as approximately $29.3 million of cash on hand to fund the Smooth Bourbon Acquisition, repay the $166.2 million outstanding on the Macquarie Credit Agreement, fund $100.0 million of Acquisition Escrow for the Nugget Acquisition and for related fees and expenses. We drew $30.0 million under the Revolving Facility on our Goldman Credit Agreement on July 20, 2023 for the Rocky Gap Acquisition and repaid the Revolving Facility borrowing in full on September 21, 2023. We intend to repay the current portion of our debt obligations with available cash. If additional opportunities to repurchase debt at a discount are offered, we may undertake such repurchases, however we have no plans at this time to do so. For a description of our debt agreements, see Note 6 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Net Debt was $175.5 million as of December 31, 2023 compared to $264.6 million as of December 31, 2022. The decrease in net debt is due to increased cash from the Canada Real Estate

Sale and decreased debt due to the purchase of the land that was subject to the land lease at CDR in conjunction with the Canada Real Estate Sale. The CDR land lease was previously treated as a financing obligation. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-GAAP Measures Definitions and Calculations – Net Debt” above in this Item 7.

The following table lists the 2024 maturities of our debt:

Amounts in thousands
Goldman Credit Agreement (1)	UniCredit Term Loans	Total
$6,991	$1,477	$8,468

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity. We repurchased approximately $3.5 million principal amount of the Goldman Term Loan at 97% of its value in February 2024.

Estimated interest payments based on principal amounts and expected maturities of long-term debt outstanding and management’s forecasted rates for our long-term debt agreements for the year ended December 31, 2024 are $39.9 million. Estimated interest payments do not reflect the impact of future foreign exchange rate changes.

Cash payments due under the Master Lease for 2024 are estimated to be $52.5 million, which includes a CPI increase. The estimated payments do not include the initial annualized increase of approximately $4.2 million that will occur after completion of the Caruthersville casino project. Cash payments to the non-controlling partners under the lease between Smooth Bourbon and Nugget for 2024 are estimated to be $7.0 million.

The following table details cash payments under the Master Lease, CDR Land Lease, which ended in September 2023, and 50% of the cash payments under Nugget Lease for the years ended December 31, 2023, 2022 and 2021.

	For the year ended
	December 31,
Amounts in thousands	2023	2022	2021
Master Lease	$40,739	$25,666	$25,271
Nugget Lease	6,313	—	—
CDR Land Lease	1,258	2,088	1,991

Rent expense related to the Master Lease and CDR Land Lease is included in interest expense on our consolidated statements of (loss) earnings. The Nugget Lease is considered an intercompany lease and income and expense related to the lease are eliminated in consolidation. The 50% interest in the Nugget Lease owned by Marnell is recorded as noncontrolling interest on our consolidated statements of (loss) earnings.

The following table lists the amount of 2024 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$4,989	$240

Acquisitions and Canada Real Estate Sale

The Nugget Acquisition. On April 3, 2023, we purchased 100% of the membership interests in Nugget for approximately $104.7 million using the funds in the Acquisition Escrow and cash on hand. On August 29, 2023, we paid an additional $0.8 million in working capital adjustments. We also have a five-year option to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum.

Rocky Gap Acquisition. On July 25, 2023, we completed the Rocky Gap Acquisition for approximately $59.1 million using funds on hand and $30.0 million borrowed from the Revolving Facility. On December 18, 2023, we paid an additional $0.1 million in working capital adjustments. In connection with this acquisition one of our subsidiaries and a subsidiary of VICI PropCo entered into an amendment of the Master Lease that provides for an increase in initial annualized rent of approximately $15.5 million. We repaid the $30.0 million borrowed from the Revolving Facility on September 21, 2023.

Canada Real Estate Sale. On September 6, 2023, we completed the Canada Real Estate Sale with VICI PropCo and received, net of the CDR land purchase and closing costs, CAD 190.9 million ($140.1 million based on the exchange rate on September 6, 2023) in cash. We expect to retain approximately CAD 155.6 million (USD $117.6 million based on the exchange rate on December 31, 2023) of the purchase price after giving effect to the purchase of the Century Downs land that previously was subject to the CDR land lease, selling expenses, Canadian and US taxes and proceeds to be paid to the minority owners of Century Downs. Remaining payments as of December 31, 2023 are estimated to be $19.0 million and include Canadian tax on the sale and a US foreign tax withholding tax required on a cash dividend to repatriate the funds to the US. Simultaneous with the closing of the transaction, our Canadian subsidiaries and subsidiaries of VICI PropCo entered into an amendment of the Master Lease that provides for an increase in initial annualized rent of approximately CAD 17.3 million ($13.1 million based on the exchange rate on December 31, 2023).

Common Stock Repurchase Program

The total amount remaining under our stock repurchase program was $14.7 million as of December 31, 2023. We did not repurchase any common stock in 2023, 2022 or 2021. The repurchase program has no set expiration or termination date. We may consider repurchasing our common stock or increasing the amount of our stock repurchase program.

Potential Sources and Uses of Liquidity, and Short-Term and Long-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of December 31, 2023, we had $171.3 million in cash and cash equivalents compared to $101.8 million in cash and cash equivalents at December 31, 2022. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of December 31, 2023, we had $30.0 million available on our Revolving Facility. In addition, we have generated cash from sales of existing casino operations, the sale and leaseback of real estate assets, and proceeds from the issuance of equity securities upon the exercise of stock options.

Impact of Economic Uncertainty and COVID-19

Current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest and armed conflicts, COVID-19 and other factors. Any worsening in economic conditions, or the perception that conditions may worsen, could reduce consumer discretionary spending or increase our costs and erode our net income and cash flows. While the effects of the COVID-19 pandemic on our business have largely normalized, and currently our operations have no COVID-19 restrictions, we were negatively impacted in the first half of 2021 because of closures of our Canada and Poland properties during this period. We cannot predict the negative impacts that additional variants of COVID-19 may have on our consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures previously had material impacts on us and any future closures or safety requirements could have a material impact on us. If future government mandates or closures are required that would have an adverse impact on us, we will monitor our liquidity and make reductions to marketing and operating expenditures, where possible, as we did in response to COVID-19 in 2021.

Construction Projects and Capital Expenditures

We are constructing a new land-based casino with a small hotel adjacent to and connected with the existing pavilion building at Century Casino Caruthersville. Construction began in December 2022 with completion expected in the fourth quarter of 2024. We estimate this project will cost $51.9 million. The project is being financed with financing provided by VICI PropCo. As of December 31, 2023, we have received $40.1 million from VICI PropCo and have spent approximately $20.7 million of those funds on this project. As of December 31, 2023, we had approximately $19.4 million of cash on our consolidated balance sheet that was previously funded by VICI PropCo but has not yet been spent on the Caruthersville project. As of December 31, 2023, we had $40.1 million in taxes payable and other related to the financing from VICI PropCo, once the project is completed it will become a part of the Master Lease and the liability will be accounted for as a financing obligation.

We are also building a hotel at our Cape Girardeau location. Construction began in September 2022 and is expected to be completed in April 2024. We estimate this project will cost approximately $30.5 million. We are funding the project with cash on hand. As of December 31, 2023, we have spent approximately $22.8 million on this project. We estimate that we will spend the remaining $7.7 million on this project in the first half of 2024.

In addition to using available cash to fund our working capital needs and pay required lease payments and interest and principal on our debt obligations, we intend to utilize our available cash on capital projects throughout the company, including maintenance and other capital expenditures We estimate planned capital expenditures in 2024 excluding the Missouri construction projects to be between $24.5 million and $35.9 million and will include purchases of gaming equipment and renovations to various properties. Capital expenditures in 2023 were approximately $21.0 million excluding the Missouri construction projects. We spent approximately $20.0 million on the Cape Girardeau hotel and approximately $18.6 million on the Caruthersville project in 2023. We received $35.1 million from VICI PropCo in 2023 to fund the Caruthersville project. We may also utilize available cash to pay down debt or repurchase our common stock.

We may be required to raise additional capital to address our liquidity and capital needs. We have a shelf registration statement with the SEC that became effective in June 2023 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities. We intend to renew the shelf registration statement in 2026.

If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks, sale and leaseback transactions of property we own or acquire, or other debt or equity financings to supplement our working capital and investing requirements. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders. The failure to raise the funds necessary to fund our debt service and rent obligations and finance our operations and other capital requirements could have a material and adverse effect on our business, financial condition and liquidity.

We estimate that approximately $118.0 million of our total $171.3 million in cash and cash equivalents at December 31, 2023 is held by our foreign subsidiaries, of which $76.8 million is held by our Canadian subsidiaries and $29.4 million is held by our Austrian subsidiary. The cash and cash equivalents held by our foreign subsidiaries are not available to fund US operations unless repatriated. With the completion of the Canada Real Estate Sale, management intends to repatriate a portion of our current earnings in Canada in the form of cash dividends, which would generally be exempt from taxation except for a US foreign withholding tax. In anticipation of this potential repatriation, we recorded a deferred tax liability of $3.6 million for the required foreign tax withholding associated with the cash dividend.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our consolidated financial statements.

Tax Act

During 2018, we completed our accounting of the one-time transition tax on undistributed and previously untaxed post-1986 foreign earnings and profits imposed by the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act permits a company to pay the one-time transition tax over eight years on an interest free basis. The remaining cash payments due related to the transition tax total $0.7 million and are expected to be paid $0.3 million in 2024 and $0.4 million in 2025.

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

Property and Equipment – We have significant capital invested in our property and equipment, which represented approximately 69% of our total assets as of December 31, 2023. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. As of December 31, 2023, we have made no changes to our estimates related to useful lives.

We use judgment in estimating future cash flows when we review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. The accuracy of these estimates affects the carrying value of our property and equipment on our consolidated balance sheets. As of December 31, 2023, we believe that our investments in property and equipment are recoverable.

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

Our reporting units with goodwill balances as of December 31, 2023 are included within United States, Canada and Poland reportable segments. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values. As of December 31, 2023, the estimated fair value of our Nugget and Rocky Gap reporting units equaled their carrying values. Goodwill related to our Nugget and Rocky Gap reporting units were $43.7 million and $26.5 million, respectively, as of December 31, 2023. Key assumptions in the valuation of the reporting units relate to future earnings at Nugget and Rocky Gap. A downturn in the Nevada, Maryland or United States economy could negatively affect the key assumptions management used in its analysis of these reporting units.

Our indefinite-lived intangible assets are not amortized. The fair values are determined primarily using the multi-period excess earnings methodology (“MPEEM”) and the relief from royalty method under the income approach. As of December 31, 2023, the fair value of our indefinite-lived intangible assets at our CSA reporting unit was 10% in excess of its related carrying value. Intangible assets related to our CSA reporting unit were $9.2 million as of December 31, 2023. Key assumptions in the valuation of intangible assets at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

Our finite-lived intangible assets are amortized over their respective useful lives. Finite-lived intangibles are evaluated for impairment annually or more frequently if necessary. There were no impairment charges recorded for the finite-lived intangible assets for the periods presented in this report.

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

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, a valuation allowance of $11.4 million in foreign jurisdictions has been provided in recognition of these risks. If our assumptions change and it is determined that we will be able to realize tax benefits related to these foreign deferred tax assets, we will realize a reduction in income tax expense in the year such valuation allowances are reversed. Further, management currently believes it is more likely than not that the $21.5 million of net deferred tax assets in the US will be realized. Unless sufficient taxable income is generated in the US, a valuation allowance to reduce deferred tax assets may be required in 2024, which would materially increase the tax expense in the period the allowance is recognized.

Following the completion of the Canada Real Estate Sale, management intends to utilize a significant portion of the sale proceeds in the US, which would require repatriation in the form of a cash dividend. We have recorded a deferred tax liability of $3.6 million on the estimated foreign withholding tax required as part of a cash dividend to the US. Management continues to consider historical foreign earnings in Canada, as well as accumulated earnings in other jurisdictions, indefinitely reinvested outside of the US.

Business Combinations – In accordance with ASC 805, “Business Combinations” (“ASC 805”), the Nugget Acquisition and Rocky Gap Acquisition were recorded using the acquisition method of accounting. We consolidate the operating results of Nugget and Rocky Gap from the date of each acquisition. We recognize and measure the identifiable assets acquired, liabilities assumed and any non-controlling interest acquired at fair value at the acquisition date. The valuation of intangible assets requires management judgement, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other things. If the subsequent projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. The valuation of intangible assets was determined using an income approach methodology. Our key assumptions used in valuing the intangible assets included projected future revenues, customer attrition rates and market recognition. The excess of total consideration transferred over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. Costs incurred as the result of the acquisitions were recorded in the period the costs were incurred.

We accounted for the Nugget Acquisition as a business combination, and accordingly, the acquired assets of $256.6 million (including $6.8 million in cash) and liabilities of $194.8 million were included in our consolidated balance sheet at April 3, 2023. The Nugget Acquisition generated $43.7 million of tax deductible goodwill for the United States segment.

We accounted for the Rocky Gap Acquisition as a business combination, and accordingly, the acquired assets of $244.9 million (including $6.7 million in cash) and liabilities of $212.1 million were included in our consolidated balance sheet at July 25, 2023. The Rocky Gap Acquisition generated $26.5 million of tax deductible goodwill for the United States segment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2023. The majority of our $346.8 million face value of debt outstanding as of December 31, 2023 is variable-rate debt. Each one percentage point change associated with the variable rate debt would result in a $3.5 million change to our annual cash interest expenses.

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

The majority of our foreign currency exposure is related to the US dollar versus the Canadian dollar and the Polish zloty. The assets and liabilities of our foreign subsidiaries that are measured in foreign currencies are translated at the applicable period-end exchange rate on our consolidated balance sheets. The resulting translation adjustment is included in accumulated other comprehensive loss as a component of shareholders’ equity. During the years ended December 31, 2023, 2022 and 2021, the change in the relative value of the US dollar against all foreign currencies in which our foreign subsidiaries operate resulted in a ($3.8) million decrease, $9.7 million increase, and $0.5 million increase, respectively, in accumulated other comprehensive loss within shareholders equity.

We translate revenue and expenses at each period’s average exchange rate on our consolidated statements of (loss) earnings and the gains and losses from translation are included in the results of operations as incurred. A depreciation in the value of the US dollar in relation to all foreign currencies in which our foreign subsidiaries operate would increase the earnings from our foreign operations when translated into US dollars. The timing of the changes in the relative value of the US dollar combined with the operations that are impacted by that change can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our earnings from operations. In 2023, earnings from operations were $64.0 million. For the year ended December 31, 2023, a 10% depreciation in the value of the US dollar relative to the Canadian dollar and the Polish zloty would have resulted in an increase in earnings from operations of $2.3 million.

As of December 31, 2023, our debt is primarily held in US dollars.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. As discussed in Note 3 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report, on April 3, 2023, we completed the acquisition of the Nugget and on July 25, 2023 and we completed the acquisition of Rocky Gap. Management has excluded Nugget and Rocky Gap’s internal controls over financial reporting from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2023. Nugget and Rocky Gap’s net operating revenue represent approximately 15% and 6%, respectively, and total assets (excluding goodwill and intangible assets) represent approximately 17% and 16%, respectively, of the consolidated financial statement amounts as of, and for the year ended, December 31, 2023.

We are in the process of integrating Nugget and Rocky Gap and our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient internal control over financial reporting throughout this integration process.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Century Casinos, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 13, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Nugget Casino Resort (“Nugget”) and Rocky Gap Casino, Resort & Golf (“Rocky Gap”), wholly-owned subsidiaries, whose financial statements reflect total assets (excluding goodwill and intangible assets) constituting 17 percent and 16 percent, respectively, and net operating revenues constituting 15 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, Nugget and Rocky Gap were acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Nugget and Rocky Gap.

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

/s/ GRANT THORNTON LLP

San Francisco, California

March 13, 2024

Item 9B. Other Information.

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

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

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference. Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2023 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,207,107 (2)	$5.73 (3)	420,385
Equity compensation plans not approved by security holders	—	—	—
Total	2,207,107	$5.73	420,385

(1)These plans consist of the 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which expired in June 2015, and the 2016 Equity Incentive Plan (the “2016 Plan”), which was approved by our stockholders on June 9, 2016.

(2)As of December 31, 2023, there were (i) 51,700 shares of our common stock issuable upon exercise of outstanding options issued under the 2005 Plan, (ii) 1,095,000 shares of our common stock issuable upon exercise of outstanding options issued under the 2016 Plan, and (iii) 1,060,407 performance stock units (the “PSUs”) issued under the 2016 Plan that, if and when vested, will be settled in shares of our common stock. The amount reported in the table assumes target level performance for the PSUs. Assuming maximum level performance for the PSUs, the number of shares of common stock would increase by 1,060,407.

(3)The weighted-average exercise price relates only to outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

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

2.2

Equity Purchase Agreement, dated as of August 24, 2022, by and among Lakes Maryland Development, LLC, Century Casinos, Inc., VICI Properties L.P. and Golden Entertainment, Inc., is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on August 26, 2022.

2.3

Portfolio Agreement of Purchase and Sale, dated as of May 16, 2023, by and among Century Resorts Alberta Inc., Century Casino St. Albert Inc., Century Mile Inc. and United Horsemen of Alberta Inc., collectively as Vendor and Century Casinos, Inc., as Vendor Parent and VICI Properties L.P. as Purchaser is hereby incorporated by reference to the Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2023.

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

10.9*

Century Casinos, Inc. Amended and Restated 2005 Equity Incentive Plan, as amended and restated as of December 26, 2014, is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

10.10*	Century Casinos, Inc. 2016 Equity Incentive Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2016.
10.11*	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
10.12*	Form of Century Casinos, Inc. Option Agreement is hereby incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 13, 2020.
10.13*	Form of Stock Unit Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2023.
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

10.15

Loan Agreement dated August 13, 2018, by and among Century Resorts Management GmbH, Century Casinos, Inc. and UniCredit Bank Austria AG is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018.

10.16A

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

10.16B

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

10.16C

Amendment No. 3 to Credit Agreement, dated as of December 15, 2020, among the Company, as borrower, the Company’s subsidiaries party thereto, and Macquarie Capital Funding LLC, as administrative agent, collateral agent and Lender, is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2020.

10.17A

Lease, dated as of December 6, 2019, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019.

10.17B

First Amendment to Memorandum of Lease, dated as of May 5, 2020, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.15B to the Company’s Annual Report on Form 10-K filed on March 3, 2023.

10.17C

Second Amendment to Lease, dated as of December 14, 2021, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.15C to the Company’s Annual Report on Form 10-K filed on March 3, 2023.

10.17D

Third Amendment to Lease, dated as of December 1, 2022, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2022.

10.17E

Fourth Amendment to Lease, dated as of July 25, 2023, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2023.

10.17F

Fifth Amendment to Lease, dated as of September 6, 2023, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2023.

10.18

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

(21) Subsidiaries of the Registrant
21†	Subsidiaries of the Registrant
(23) Consents of Experts and Counsel
23†	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1†	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3†	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32) Section 1350 Certifications
32.1††	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2††	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3††	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
(97) Policy relating to recovery of erroneously awarded compensation
97.1†	Century Casinos, Inc. Compensation Recovery Policy, adopted September 20, 2023.
(99) Additional Exhibits
99.1†	Governmental Regulation and Licensing.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

Date: March 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2024.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of (loss) earnings, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2024 expressed an unqualified opinion.

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

Business Acquisitions – Nugget Casino Resort (“Nugget”) and Rocky Gap Casino, Resort & Golf (“Rocky Gap”) – Valuation of acquired intangible assets

As discussed in Note 3, the Company acquired Nugget, on April 3, 2023 for a total purchase price of approximately $98.8 million, net of cash acquired and Rocky Gap on July 25, 2023 for a total purchase price of approximately $52.6 million, net of cash acquired. The Company allocated the purchase price for each acquisition, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $29.9 million and $23.3 million, respectively. We identified the valuation of acquired intangible assets as a critical audit matter.

The principal considerations for our determination that the valuation of acquired intangible assets is a critical audit matter are (i) the significant judgment exercised by management when developing the assumptions used in the fair value measurement of the acquired intangible assets, (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to forecasted information including revenue and EBITDAR, weighted average cost of capital (WACC), royalty rates, and revenue attrition rates and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the valuation of the acquired intangible analysis included the following, among others:

•we tested the design and operating effectiveness of the Company’s internal controls over acquisition and valuation process, including evaluation of the valuation model

-F2-

•we assessed the reasonableness of the significant assumptions, including evaluating the accuracy, completeness and relevance of management’s data used in developing the assumptions

•with the assistance of our valuation specialists, we tested the inputs and evaluated the assumptions used in developing the WACC, royalty rates and revenue attrition rates

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

San Francisco, California
March 13, 2024

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$171,327	$101,785
Receivables, net	18,253	9,085
Prepaid expenses	11,859	13,780
Inventories	4,652	1,530
Restricted cash	—	100,151
Other current assets	926	1,688
Total Current Assets	207,017	228,019

Property and equipment, net	913,561	464,650
Leased right-of-use assets, net	25,973	27,190
Goodwill	80,583	9,583
Intangible assets, net	93,207	44,771
Deferred income taxes	37,646	15,579
Equity investment	—	93,260
Note receivable, net of current portion and unamortized discount	316	336
Deposits and other	1,359	1,579
Total Assets	$1,359,662	$884,967

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$8,468	$5,322
Current portion of operating lease liabilities	3,395	3,947
Current portion of finance lease liabilities	199	150
Accounts payable	15,279	15,341
Accrued liabilities	29,056	19,012
Accrued payroll	16,221	11,840
Taxes payable	21,001	9,801
Total Current Liabilities	93,619	65,413

Long-term debt, net of current portion and deferred financing costs (Note 6)	324,212	344,258
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 7)	658,007	284,904
Operating lease liabilities, net of current portion	25,834	26,016
Finance lease liabilities, net of current portion	427	399
Taxes payable and other	41,758	6,965
Deferred income taxes	1,364	2,813
Total Liabilities	1,145,221	730,768
Commitments and Contingencies (Note 16)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,359,931 and 29,870,547 shares issued and outstanding	304	299
Additional paid-in capital	124,094	121,653
Retained earnings	9,067	37,265
Accumulated other comprehensive loss	(12,073)	(15,189)
Total Century Casinos, Inc. Shareholders' Equity	121,392	144,028
Non-controlling interests	93,049	10,171
Total Equity	214,441	154,199
Total Liabilities and Equity	$1,359,662	$884,967

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2023	2022	2021
Operating revenue:
Gaming	$412,388	$365,986	$331,877
Pari-mutuel, sports betting and iGaming	20,165	19,607	18,848
Hotel	42,269	9,628	8,286
Food and beverage	50,262	24,097	17,788
Other	25,122	11,211	11,707
Net operating revenue	550,206	430,529	388,506
Operating costs and expenses:
Gaming	216,475	183,841	161,119
Pari-mutuel, sports betting and iGaming	21,752	22,149	19,735
Hotel	14,379	2,815	2,360
Food and beverage	45,065	22,631	16,523
Other	9,722	1,205	1,300
General and administrative	140,505	104,262	92,189
Depreciation and amortization	41,043	27,109	26,762
(Gain) on sale of casino operations (Note 1)	(1,660)	—	—
Loss on sale of assets (Note 1)	—	2,154	—
Total operating costs and expenses	487,281	366,166	319,988
Earnings from equity investment	1,121	3,249	—
Earnings from operations	64,046	67,612	68,518
Non-operating (expense) income:
Interest income	2,114	851	174
Interest expense	(93,925)	(65,831)	(42,832)
Gain on foreign currency transactions, cost recovery income and other (Note 1)	3,933	3,378	2,289
Non-operating (expense) income, net	(87,878)	(61,602)	(40,369)
(Loss) earnings before income taxes	(23,832)	6,010	28,149
Income tax benefit (expense)	5,343	7,660	(6,371)
Net (loss) earnings	(18,489)	13,670	21,778
Net earnings attributable to non-controlling interests	(9,709)	(5,694)	(1,156)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(28,198)	$7,976	$20,622

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.93)	$0.27	$0.70
Diluted	$(0.93)	$0.25	$0.66
Weighted average shares outstanding - basic	30,274	29,809	29,593
Weighted average shares outstanding - diluted	30,274	31,480	31,388

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the year
	ended December 31,
Amounts in thousands	2023	2022	2021
Net (loss) earnings	$(18,489)	$13,670	$21,778

Other comprehensive (loss) income
Foreign currency translation adjustments	3,764	(9,739)	(495)
Other comprehensive (loss) income	3,764	(9,739)	(495)
Comprehensive (loss) income	$(14,725)	$3,931	$21,283

Comprehensive (loss) income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(9,709)	(5,694)	(1,156)
Foreign currency translation adjustments	(648)	980	444
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(25,082)	$(783)	$20,571

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	For the year
	ended December 31,
Amounts in thousands, except for share information	2023	2022	2021
Common Stock
Balance, beginning of period	$299	$296	$296
Exercise of options	—	1	—
Performance stock unit issuance	5	2	—
Balance, end of period	304	299	296

Additional Paid-in Capital
Balance, beginning of period	$121,653	$118,469	$115,570
Amortization of stock-based compensation	3,610	3,335	2,652
Exercise of options	125	285	247
Performance stock unit issuance	(1,294)	(436)	—
Balance, end of period	124,094	121,653	118,469

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(15,189)	$(6,430)	$(6,379)
Foreign currency translation adjustment	3,116	(8,759)	(51)
Balance, end of period	(12,073)	(15,189)	(6,430)

Retained Earnings
Balance, beginning of period	$37,265	$29,289	$8,667
Net (loss) earnings	(28,198)	7,976	20,622
Balance, end of period	9,067	37,265	29,289

Total Century Casinos, Inc. Shareholders' Equity	$121,392	$144,028	$141,624

Noncontrolling Interests
Balance, beginning of period	$10,171	$8,733	$8,829
Net earnings	9,709	5,694	1,156
Foreign currency translation adjustment	648	(980)	(444)
Distributions to non-controlling interests	(19,604)	(3,276)	(808)
Consolidation of Smooth Bourbon, LLC	92,125	—	—
Balance, end of period	93,049	10,171	8,733

Total Equity	$214,441	$154,199	$150,357

Common shares issued	489,384	245,733	48,852

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2023	2022	2021
Cash Flows provided by Operating Activities:
Net (loss) earnings	$(18,489)	$13,670	$21,778
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	41,043	27,109	26,762
Lease amortization	4,224	4,003	4,037
Loss on disposition of fixed assets	691	18	389
Adjustment of contingent liability (Note 16)	—	—	(436)
Income from equity investment	(1,121)	(3,249)	—
Amortization of stock-based compensation expense	3,610	3,335	2,652
Amortization and write-off of deferred financing costs and discount on note receivable	2,695	9,716	1,565
Loss on debt extinguishment (Note 1)	7,299	—	—
Loss on sale of assets (Note 1)	—	2,154	—
Gain on sale of operations (Note 1)	(1,660)	—	—
Deferred taxes	(23,516)	(15,126)	345
Changes in Operating Assets and Liabilities:
Receivables, net	(5,968)	139	(1,218)
Prepaid expenses and other assets	8,047	(1,335)	(473)
Accounts payable	(6,112)	(1,941)	(4,939)
Other current and long-term liabilities	4,326	4,043	2,995
Inventories	323	(142)	192
Accrued payroll	391	985	2,944
Taxes payable	8,272	(5,982)	2,597
Net cash provided by operating activities	24,055	37,397	59,190

Cash Flows used in Investing Activities:
Purchases of property and equipment	(59,621)	(19,193)	(10,012)
Smooth Bourbon dividends (Note 3)	2,256	4,989	—
Smooth Bourbon consolidation (Note 3)	528	(95,000)	—
Nugget acquisition, net of cash acquired (Note 3)	(98,792)	—
Rocky Gap acquisition, net of cash acquired (Note 3)	(52,581)	—
Purchase of intangible assets - casino license	(536)	(390)	—
Proceeds from disposition of assets	89	124	44
Century Casino Calgary sale earn out	1,660	—	(24)
Calgary asset sale (Note 1)	—	6,330	—
Net cash used in investing activities	(206,997)	(103,140)	(9,992)

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
Amounts in thousands	2023	2022	2021
Cash Flows provided by (used in) Financing Activities:
Proceeds from borrowings	65,100	355,000	—
Principal payments	(57,123)	(171,550)	(4,152)
Payment of deferred financing costs	—	(18,864)	—
Proceeds from sale leaseback (Note 1)	162,648	—	—
Distribution to non-controlling interest	(19,604)	(3,276)	(808)
Repurchase of shares to satisfy tax withholding	(1,290)	(434)	—
Proceeds from exercise of stock options	126	286	247
Net cash provided by (used in) financing activities	149,857	161,162	(4,713)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$2,544	$(1,329)	$(121)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(30,541)	$94,090	$44,364

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$202,131	$108,041	$63,677
Cash, Cash Equivalents and Restricted Cash at End of Period	$171,590	$202,131	$108,041

Supplemental Disclosure of Cash Flow Information:
Interest paid	$81,937	$53,276	$39,025
Income taxes paid	$5,754	$8,968	$6,025
Income tax refunds	$—	$890	$1,049
Non-Cash Investing Activities:
Purchase of property and equipment on account	$7,809	$6,717	$1,882

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of December 31, 2023 are detailed below.

The Company owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

•The Century Casino & Hotel in Central City, Colorado (“Central City” or “CTL”)

•The Century Casino & Hotel in Cripple Creek, Colorado (“Cripple Creek” or “CRC”)

•Mountaineer Casino, Resort & Races in New Cumberland, West Virginia (“Mountaineer” or “MTR”) (1)

•The Century Casino Cape Girardeau, Missouri (“Cape Girardeau” or “CCG”) (1)

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•Nugget Casino Resort in Reno-Sparks, Nevada (“Nugget” or “NUG”) (2)

•Rocky Gap Casino, Resort & Golf in Flintstone, Maryland (“Rocky Gap” or “ROK”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”) (1)

•The Century Casino St. Albert in St. Albert, Alberta, Canada (“St. Albert” or “CSA”) (1); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“Century Mile” or “CMR”) (1)(3)

(1)Subsidiaries of VICI Properties Inc. (“VICI PropCo”), an unaffiliated third party, own the real estate assets underlying these properties, and subsidiaries of the Company lease these properties under a triple net master lease agreement (“Master Lease”) with subsidiaries of VICI PropCo.

(2)Smooth Bourbon, LLC (“Smooth Bourbon”), a 50% owned subsidiary of the Company, owns the real estate assets underlying this property. Smooth Bourbon is consolidated as a subsidiary for which the Company has a controlling financial interest. See discussion below.

(3)The southern Alberta pari-mutuel network was operated by Century Bets!, Inc. (“Century Bets”), a subsidiary of the Company, through August 2021. In September 2021, the Company transferred these contracts to Century Mile. Century Bets was dissolved in November 2023.

The Company’s Colorado, West Virginia and Nevada subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps.

The Company has a controlling financial interest through its wholly-owned subsidiary CRM in the following majority-owned subsidiaries:

•The Company owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino (“CDR” or “Century Downs”). CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. The remaining 25% is owned by unaffiliated shareholders and is reported as a non-controlling financial interest. A subsidiary of VICI PropCo owns the real estate assets underlying this property.

•The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of December 31, 2023, CPL operated five casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 4 for additional information on CPL’s gaming licenses and casinos.

Through its wholly owned subsidiary Century Nevada Acquisition, Inc., the Company has a 50% equity interest in Smooth Bourbon. The Company reported this interest as an equity investment through April 2, 2023. On April 3, 2023, following the Company’s acquisition of Nugget, the Company began consolidating Smooth Bourbon as a subsidiary for which it has a controlling financial interest. The Company determined it has a controlling financial interest in Smooth Bourbon based on the Nugget being the primary beneficiary of Smooth Bourbon. The remaining 50% of Smooth Bourbon is owned by Marnell Gaming LLC (“Marnell”) and is reported as a non-controlling financial interest. See “Equity Investment” below in this Note 1 for additional information regarding the consolidation of Smooth Bourbon and Note 3 for additional information about Smooth Bourbon.

-F10-

Other Projects and Developments

Nugget Casino Resort in Reno-Sparks, Nevada

In February 2022, the Company entered into a definitive agreement with Marnell, pursuant to which a wholly-owned subsidiary of the Company agreed to purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, and (ii) 100% of the membership interests in Nugget Sparks, LLC (“OpCo”). OpCo owns and operates the Nugget Casino Resort in Reno-Sparks, Nevada, and Smooth Bourbon owns the real property on which the casino is located.

The Company purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million (the “Smooth Bourbon Acquisition”) at the first closing, which occurred on April 1, 2022 (the “First Closing”). At the second closing (the “Second Closing”) on April 3, 2023, the Company purchased 100% of the membership interests in OpCo for approximately $104.7 million (subject to certain adjustments) (the “OpCo Acquisition” and together with the Smooth Bourbon Acquisition, the “Nugget Acquisition”). Following the Second Closing, the Company owns the Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. The Company also has a five year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million plus annual escalators. See Note 3, “Acquisitions and Equity Investment – Acquisition – Nugget” for additional information.

Rocky Gap Casino Resort in Flintstone, Maryland

In August 2022, the Company entered into a definitive agreement with Golden Entertainment, Inc (“Golden”), Lakes Maryland Development, LLC, a subsidiary of Golden (“Lakes Maryland”), and VICI PropCo, pursuant to which the Company agreed to acquire the operations of Rocky Gap Casino, Resort & Golf (such transaction, the “Rocky Gap Acquisition”). Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts Resort, LLC, a subsidiary of Golden (“Evitts”) and an affiliate of VICI PropCo (“VICI PropCo Buyer”), VICI PropCo Buyer agreed to acquire from Evitts a related interest in the land and building associated with Rocky Gap.

On July 25, 2023, the Company purchased the operations of Rocky Gap for approximately $59.1 million (subject to certain adjustments), and VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap for approximately $203.9 million. In connection with the Rocky Gap Acquisition, subsidiaries of the Company and a subsidiary of VICI PropCo amended the Master Lease. See Note 3, “Acquisitions and Equity Investment – Acquisition – Rocky Gap” and Note 7, “Financing Obligation” for additional information regarding the Rocky Gap Acquisition and the amendment to the Master Lease, respectively.

Canada Real Estate Sale

On May 16, 2023, the Company entered into definitive agreements for subsidiaries of VICI PropCo to acquire the real estate assets of Century Casino & Hotel Edmonton in Edmonton, Alberta, Century Casino St. Albert in Edmonton, Alberta, Century Mile Racetrack and Casino in Edmonton, Alberta and Century Downs Racetrack and Casino in Calgary, Alberta (collectively, the “Century Canadian Portfolio”). The transaction closed on September 6, 2023, for an aggregate purchase price of CAD 221.7 million ($162.6 million based on the exchange rate on September 6, 2023) in cash (the “Canada Real Estate Sale”). The Company expects to retain approximately CAD 155.6 million (USD $117.6 million based on the exchange rate on December 31, 2023) of the purchase price after giving effect to the purchase of the Century Downs land that previously was subject to the CDR land lease, selling expenses, Canadian and US taxes and proceeds to be paid to the minority owners of Century Downs. Simultaneous with the closing of the transaction, subsidiaries of the Company and of VICI PropCo amended the Master Lease. See Note 7, “Financing Obligation” for additional information regarding the amendment to the Master Lease. The Company recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in its consolidated statement of (loss) earnings for the year ended December 31, 2023.

Recent Developments Related to Century Casino Caruthersville

The Caruthersville casino had operated on a riverboat and barge since 1994. On October 13, 2022, the riverboat had to be closed because it was no longer accessible from the barge because of the record low water levels in the Mississippi River. On October 26, 2022, the Missouri Gaming Commission approved the temporary relocation of the casino at Century Casino Caruthersville from the riverboat and the barge to a land-based pavilion until the new land-based casino and hotel are completed, as discussed below. The pavilion building will not be affected by water levels, is protected by a flood wall and provides for easier access to the casino for customers than the riverboat. The riverboat and barge were removed on February 25, 2023.

Caruthersville Land-Based Casino and Hotel

The Company is building a new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building. Construction on the project began in December 2022 and is expected to be completed in the fourth quarter of 2024 with an estimated project cost of $51.9 million. The Company is financing this project through financing provided by VICI PropCo. As of December 31, 2023, the Company has received $40.1 million from VICI PropCo and has spent approximately $20.7 million of

-F11-

those funds on this project. As of December 31, 2023, the Company had approximately $19.4 million of cash included in its consolidated balance sheet that was previously funded by VICI PropCo but has not yet been spent on the project.

Cape Girardeau Hotel

The Company is building a 69 room hotel at its Cape Girardeau location called The Riverview. The Riverview is planned as a six story building with 68,000 square feet that will be adjacent to and connected with the existing casino building. Construction on the project began in September 2022 and is expected to be completed in April 2024. The Company estimates a project cost of approximately $30.5 million. The Company is financing the project with cash on hand. As of December 31, 2023, the Company has spent approximately $22.8 million on this project.

Terminated Projects

Cruise Ship Concession Agreements

The Company previously operated several ship-based casinos. The Company’s last concession agreement to operate ship-based casinos ended on April 16, 2023. The table below illustrates the ships operating during the years ended December 31, 2023, 2022 and 2021.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Century Sports

The Company owned land and a building in Calgary in which it operated Century Sports, a sports bar, bowling and entertainment facility, and leased space to a casino operator until February 10, 2022. The Company had previously sold its casino operations at this location in December 2020 and entered into a lease agreement with the purchaser for annual net rent of CAD 0.5 million ($0.4 million based on the exchange rate on December 31, 2023). On February 10, 2022, the Company sold the land and building in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022) at which time the Company transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports.

The definitive agreement to sell the casino operations of Century Casino Calgary provided for a three year quarterly earn out that ended on August 4, 2023. The Company received earn out payments of CAD 2.2 million ($1.7 million based on the exchange rate on December 31, 2023) and CAD 0.1 million ($0.1 million based on the exchange rate on December 31, 2021) for the years ended December 31, 2023 and 2021, respectively, that are recorded to gain on sale of casino operations in its consolidated statements of (loss) earnings. There were no earn out payments in 2022. During the first quarter of 2021, the Company paid CAD 0.1 million ($0.1 million based on the exchange rate on February 12, 2021) in working capital adjustments under the purchase agreement related to the sale of its casino operations. Century Sports was included in the Canada reportable segment.

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

Recent Developments Related to COVID-19

The COVID-19 pandemic had an adverse effect on the Company’s results of operations in the first half of 2021 because of closures at the Company’s Canada and Poland properties during this period. Currently, the Company’s operations have no COVID-19 related restrictions. The table below provides a summary of the time periods in which the Company’s casinos, hotels and other facilities were closed to comply with quarantines issued by governments to contain the spread of COVID-19.

Operating Segment	Closure Date	Reopen Date
Canada	December 13, 2020	June 10, 2021
Poland	December 29, 2020	February 12, 2021
	March 20, 2021	May 28, 2021

Future impacts of the COVID-19 pandemic remain uncertain. The Company cannot predict the negative impacts that continued variants of COVID-19 will have on its consumer demand, workforce, suppliers, contractors and other partners and whether future closures will be required. Such closures have had a material impact on the Company’s financial results and any future closures

-F12-

could have a material impact on the Company. If future government mandates or closures are required, the Company will monitor its liquidity and make reductions to marketing and operating expenditures, where possible.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company also consolidates CPL, CDR and Smooth Bourbon as majority owned subsidiaries for which the Company has a controlling interest. The portion of CPL, CDR and Smooth Bourbon that are not wholly-owned are reflected as non-controlling interests in the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated.

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

Recently Adopted Accounting Pronouncements – The Company has recently adopted the following accounting pronouncement:

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842); Common Control Arrangements (“ASU 2023-01”). The objective of ASU 2023-01 is to address stakeholder concerns about amortizing leasehold improvements for lease arrangements between entities under common control. ASU 2023-01 states that the leasehold improvements by a lessee under common control are to be amortized over the useful life of the leasehold improvements and adjusted through equity when the lessee no longer controls the use of the underlying asset. Early adoption of ASU 2023-01 is permitted. The guidance is effective for fiscal years beginning after December 15, 2023. The Company early adopted ASU 2023-01 as of January 1, 2023. Adoption of the standard had no material impact on the Company’s financial statements.

Accounting Pronouncements Pending Adoption –

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). The objective of ASU 2023-06 is to update and simplify disclosure requirements and is intended to align US GAAP and SEC requirements. Early adoption of ASU 2023-06 is not permitted. The guidance relates to various topics and is effective on the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. The Company is reviewing the updates provided by this standard. The Company does not expect the adoption of the standard to have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The objective of ASU 2023-07 is to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, as well enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and other disclosure requirements. Early adoption of ASU 2023-07 is permitted. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is reviewing the updates provided by this standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740); Improvements to Income Tax Disclosures (“ASU 2023-09”). The objective of ASU 2023-09 is to improve income tax disclosure requirements. Under ASU 2023-09, entities must annually (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Early adoption of ASU 2023-07 is permitted. The guidance is effective for annual periods beginning after December 15, 2024. The Company is reviewing the updates provided by this standard.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements or notes thereto.

-F13-

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents. A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	December 31,	December 31,
Amounts in thousands	2023	2022
Cash and cash equivalents	$171,327	$101,785
Restricted cash	—	100,151
Restricted cash included in deposits and other	263	195
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$171,590	$202,131

As of December 31, 2023, the Company had $0.2 million in deposits related to payments of prizes and giveaways for Casinos Poland and $0.1 million in deposits related to insurance policies in restricted cash included in deposits and other on its consolidated balance sheet. As of December 31, 2022, the Company had $100.2 million related to the Acquisition Escrow in restricted cash and $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its consolidated balance sheet.

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

Goodwill – Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Note 5 for additional information about the Company’s goodwill.

Intangible Assets – Identifiable intangible assets include trademarks, player’s club lists and casino licenses. The Company’s intangible assets identified as indefinite-lived intangible assets are not amortized. The Company’s finite-lived intangible assets are amortized over their respective useful lives. See Note 5 for additional information about the Company’s intangible assets.

Financing Obligation with VICI PropCo – In accordance with ASC 842, “Leases” (“ASC 842”), for transactions in which the Company enters into a contract to sell an asset and leases it back from the seller under a sale and leaseback transaction, the Company must determine whether control of the asset has transferred from the Company. In cases whereby control has not transferred from the Company, the Company continues to reflect the real estate assets on its consolidated balance sheets and continues to recognize depreciation expense over the shorter of the remaining useful life or the lease term. Additionally, a financial liability is recognized and referred to as a financing obligation, in accordance with ASC 470, “Debt” (“ASC 470”). The accounting for financing obligations under ASC 470 is materially consistent with the accounting for finance leases under ASC 842. The Company concluded that its Master Lease is required to be accounted for as a financing obligation. See Note 7 for additional information about the Company’s financing obligation. The Company does not recognize rent expense related to these leased assets; instead, a portion of

-F14-

the minimum lease payments under the Master Lease are recognized as interest expense with the remainder of the payment reducing the failed sale-leaseback financing obligation using the effective interest method. Contingent payments and payments on account of CPI increases are recorded as interest expense as incurred. In the initial periods, cash payments are less than the interest expense recognized in the consolidated statements of (loss) earnings, which causes the financing obligation to increase.

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

The exchange rates to the US dollar used to translate balances for the reported periods are as follows:

	As of December 31,	As of December 31,
Ending Rates	2023	2022
Canadian dollar (CAD)	1.3232	1.3550
Euros (EUR)	0.9030	0.9393
Polish zloty (PLN)	3.9155	4.4004

	For the year
	ended December 31,			% Change
Average Rates	2023	2022	2021	2023/2022	2022/2021
Canadian dollar (CAD)	1.3496	1.3011	1.2537	(3.7%)	(3.8%)
Euros (EUR)	0.9248	0.9506	0.8456	2.7%	(12.4%)
Polish zloty (PLN)	4.2034	4.4559	3.8608	5.7%	(15.4%)
Source: 2023 and 2022 Xe Currency Converter, 2021 Pacific Exchange Rate Service

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

Hotel accommodations and food and beverage furnished without charge, coupons and downloadable credits provided to customers to entice play are considered marketing incentives to induce play and are presented as a reduction to gaming revenue at their retail value on the date of redemption. Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The value of the points is offset against the revenue in the period in which the points were earned. Marketing incentives and player club points provided to gaming customers allocated to gaming revenue were $72.9 million, $42.4 million and $39.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company records a liability based on the redemption value of the player club points earned with an estimate for breakage, and records a corresponding reduction in gaming revenue. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets.

-F15-

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

Sports Betting and iGaming

Sports betting revenue involves wagers on sporting events, and iGaming revenue involves wagers on casino games through an online platform. The Company partners with sports betting and iGaming operators at its Colorado, West Virginia and Nevada casinos to provide these services. The agreements generally provide the Company with a share of net gaming revenue and a minimum revenue guarantee each year from the sports betting and iGaming operators. The Company has determined that it is acting as the agent in its sports betting and iGaming transactions.

Management and Consulting Fees

The Company’s consulting services agreement with MCE was terminated in November 2021. Prior to termination, revenue from the agreement was recorded monthly as services were provided. Payments were typically due within 30 days of the month to which the services relate. The agreed upon price in the contract did not contain variable consideration.

Promotional Allowances – The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. For the years ended December 31, 2023, 2022 and 2021, the estimated direct costs of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2023	2022	2021
Hotel	$542	$348	$293
Food and beverage	4,208	2,065	1,789
	$4,750	$2,413	$2,082

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is reduced by points not expected to be redeemed (breakage) and included in accrued liabilities on the Company’s consolidated balance sheets. The outstanding balance of this liability on the Company’s consolidated balance sheets was $2.3 million and $1.0 million as of December 31, 2023 and 2022, respectively.

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

-F16-

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $5.6 million, $3.6 million and $2.3 million in the years ended December 31, 2023, 2022 and 2021, respectively, and are included in gaming expenses on the Company’s consolidated statements of (loss) earnings.

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

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2023	2022	2021
Weighted average common shares, basic	30,274	29,809	29,593
Dilutive effect of stock options	—	1,671	1,795
Weighted average common shares, diluted	30,274	31,480	31,388

The following stock options are anti-dilutive and have not been included in the weighted-average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2023	2022	2021
Stock options	1,911	2,740	2,572

Equity Investment – On April 1, 2022, the Company purchased 50% of the membership interests in Smooth Bourbon. Smooth Bourbon owns the real property on which the Nugget Casino is located. The additional 50% of the membership interests in Smooth Bourbon is held by Marnell. At the time of the purchase of its membership interests in Smooth Bourbon at the First Closing, the Company completed an assessment of whether Smooth Bourbon is a variable interest entity in which it has a financial interest. Based on this assessment, the Company concluded that Smooth Bourbon was not subject to consolidation under the guidance for variable interest entities prior to the Nugget Acquisition because Nugget is the primary beneficiary of Smooth Bourbon and reported its interest in Smooth Bourbon as an equity investment. After the Second Closing on April 3, 2023, the Company began consolidating Smooth Bourbon as a subsidiary for which it has a controlling financial interest and no longer reports its interest in Smooth Bourbon as an equity investment. See Note 3 for additional information about Smooth Bourbon.

Government Wage and Rent Subsidies – In April 2020, the Canadian government enacted the Canada Emergency Wage Subsidy as a result of COVID-19 to help employers offset a portion of their employee wages for a limited period. The Company elected to treat qualified government subsidies for the Canada segment as offsets to the related operating expenses. During the year ended December 31, 2021, qualified payroll credits reduced the Canada segment’s operating expenses by CAD 3.1 million ($2.5 million based on the exchange rate in effect on December 31, 2021). In November 2020, the Canadian government enacted the Canada Emergency Rent Subsidy as a result of COVID-19 to help subsidize for a limited period rent for businesses experiencing a drop in revenue. The qualified government rent subsidies reduced operating expenses by CAD 1.6 million ($1.3 million based on the average exchange rate for the year ended December 31, 2021). There were no wage or rent subsidies received in Canada for the years ended December 31, 2023 and 2022. Wage credits and subsidies were also provided by the US and Polish governments in 2021 but were immaterial.

-F17-

3. ACQUISITIONS AND EQUITY INVESTMENT

Acquisition – Nugget

At the Second Closing on April 3, 2023, the Company completed its previously announced Nugget Acquisition of 100% of the membership interests in Nugget Sparks, LLC from Marnell. Nugget Sparks, LLC operates the Nugget Casino Resort, located in Sparks, Nevada. The purchase price paid at the Second Closing was from proceeds of the term loan (“Goldman Term Loan”) under the credit agreement (“Goldman Credit Agreement”) with Goldman Sachs Bank USA (“Goldman”) deposited in escrow (“Acquisition Escrow”) on the First Closing date. In connection with the Nugget Acquisition, the Company made an initial payment to Marnell of $104.7 million on April 3, 2023 consisting of a base price of $100.0 million plus adjustments based on working capital of Nugget at closing. The Company made an additional working capital adjustment payment of $0.8 million on August 29, 2023.

As of April 3, 2023, the Company began consolidating Nugget as a wholly-owned subsidiary. Nugget contributed $80.8 million in net operating revenue and $1.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2023.

The Company accounted for the transaction as a business combination, and accordingly, the acquired assets of $256.6 million (including $6.8 million in cash) and liabilities of $194.8 million were included in the Company’s consolidated balance sheet at April 3, 2023. The Nugget Acquisition generated $43.7 million of tax deductible goodwill for the Company’s United States segment. The goodwill from the Nugget Acquisition is attributable to the business expansion opportunity for the Company.

The fair value of the assets acquired and liabilities assumed (excluding cash received) was determined to be $55.1 million as of the acquisition date. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

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

The fair value of the customer relationships from the player’s club list was valued using the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The present value difference in the two cash flow streams is ascribable to the intangible asset. The Company has assigned a 10 year useful life to the player loyalty program based on estimated revenue attrition among the player’s club members, based on historical operations as estimated by management.

-F18-

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

Details of the Nugget Acquisition in the table below are based on estimated fair values of assets and liabilities as of April 3, 2023. The Nugget Acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the Nugget Acquisition have been recorded at their preliminary fair values. Certain estimated values for the Nugget Acquisition for accrued liabilities, property and equipment, intangible assets, and deferred income taxes are not yet finalized pending the final purchase price allocations and the receipt of additional information from the Nugget. As a result, the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company expects to finalize the allocation of the purchase price by April 3, 2024, one year from the date of the Nugget Acquisition.

Amounts in thousands
Cash	$6,764
Receivables	1,689
Prepaid expenses	3,715
Inventories	2,681
Property and equipment	211,811
Intangible assets	29,940
Accounts payable	(2,622)
Accrued liabilities	(4,092)
Accrued payroll	(2,348)
Taxes payable	(998)
Finance lease liabilities	(184,700)
Net identifiable assets acquired	61,840
Add: Goodwill	43,716
Net assets acquired	$105,556

The following table details the purchase consideration net cash outflow.

Amounts in thousands
Outflow of cash to acquire subsidiaries, net of cash acquired
Cash consideration	$100,000
Working capital adjustments	5,556
Less: Cash balances acquired	(6,764)
Net cash used in investing activities	$98,792

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.5 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively, in connection with the Nugget Acquisition. These costs include investment banking, legal and accounting fees and have been recorded as general and administrative expenses in the Corporate and Other reportable segment.

Ancillary Agreements

In connection with the Nugget Acquisition, the Company and the sellers entered into a consulting agreement dated December 19, 2022, whereby the sellers agreed to provide the Company with certain consulting services following the Nugget Acquisition. The agreement compensates the sellers for services following the Nugget Acquisition as performed by employees at a monthly rate. Fees incurred under the agreement were $0.4 million for the year ended December 31, 2023 and were recorded as general and administrative expenses in the United States segment. The agreement ended on September 30, 2023.

Acquisition-Related Contingencies

Nugget is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before April 3, 2023. Estimated losses have been accrued as of the Nugget Acquisition date
-F19-

for these proceedings in accordance with Accounting Standards Codification Topic 450 “Contingencies” (“ASC Topic 450”), which requires that an amount be accrued if the loss is probable and can be estimated. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of December 31, 2023.

Acquisition – Rocky Gap

On July 25, 2023, the Company completed its previously announced Rocky Gap Acquisition of 100% of the membership interests in Evitts Resort, LLC from Lakes Maryland. Evitts Resort, LLC operates Rocky Gap Casino, Resort & Golf, located in Flintstone, Maryland. Simultaneous with the closing of the Rocky Gap Acquisition, affiliates of VICI PropCo purchased the land and building associated with Rocky Gap. On July 25, 2023, the Company amended its Master Lease to add the Rocky Gap property. The Rocky Gap Acquisition was financed with $30.0 million borrowed under the revolving credit facility (“Revolving Facility”) of the Goldman Credit Agreement and cash on hand. In connection with the Rocky Gap Acquisition, the Company made an initial payment to Lakes Maryland of $59.1 million on July 25, 2023. This amount included a base price of $56.1 million plus an adjustment based on the estimated working capital of Rocky Gap at closing. The Company paid an additional $0.1 million in working capital adjustments on December 18, 2023.

As of July 25, 2023, the Company began consolidating Rocky Gap as a wholly-owned subsidiary. Rocky Gap contributed $31.7 million in net operating revenue and ($2.5) million in net loss attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2023.

The Company accounted for the transaction as a business combination, and accordingly, the acquired assets of $244.9 million (including $6.7 million in cash) and liabilities of $212.1 million were included in the Company’s consolidated balance sheet at July 25, 2023. The Rocky Gap Acquisition generated $26.5 million of tax deductible goodwill for the Company’s United States segment. The goodwill from the Rocky Gap Acquisition is attributable to the business expansion opportunity for the Company.

The fair value of the assets acquired and liabilities assumed (excluding cash received) was determined to be $26.1 million as of the acquisition date. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

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

The real estate assets that were sold to VICI PropCo and leased back to the Company were adjusted to fair value concurrently with the Rocky Gap Acquisition. The fair value was determined utilizing the direct capitalization method of the income approach. The fair value of the acquired real estate assets was determined to be $203.9 million. The income approach incorporates all tangible and intangible property and served as a ceiling for the fair values of the acquired assets of the ongoing business enterprise, while still taking into account the premise of highest and best use.

The fair value of the customer relationships from the player’s club list was valued using the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if

-F20-

it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The present value difference in the two cash flow streams is ascribable to the intangible asset. The Company has assigned a 10 year useful life to the player loyalty program based on estimated revenue attrition among the player’s club members, based on historical operations as estimated by management.

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

Amounts in thousands
Cash	$6,653
Receivables	79
Prepaid expenses	876
Inventories	724
Other current assets	33
Property and equipment	209,764
Leased right-of-use assets	3,441
Intangible assets	23,290
Deposits and other	37
Accounts payable	(611)
Accrued liabilities	(2,564)
Accrued payroll	(1,393)
Taxes payable	(202)
Operating lease liabilities	(3,441)
Finance lease liabilities	(203,925)
Net identifiable assets acquired	32,761
Add: Goodwill	26,473
Net assets acquired	$59,234

The following table details the purchase consideration net cash outflow.

Amounts in thousands
Outflow of cash to acquire subsidiaries, net of cash acquired
Cash consideration	$56,075
Working capital adjustments	3,159
Less: Cash balances acquired	(6,653)
Net cash used in investing activities	$52,581

Acquisition-related costs

The Company incurred acquisition costs of approximately $3.9 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively, in connection with the Rocky Gap Acquisition. These costs include investment banking, legal and accounting fees and have been recorded as general and administrative expenses in the Corporate and Other reportable segment.

Ancillary Agreements

In connection with the Rocky Gap Acquisition, the Company and the sellers entered into a consulting agreement dated July 25, 2023, whereby the sellers agreed to provide the Company with certain transitional services following the Rocky Gap Acquisition.

-F21-

The agreement compensates the sellers for services following the Rocky Gap Acquisition as performed by employees at a monthly rate. Fees incurred under the agreement were $0.1 million for the year ended December 31, 2023 and were recorded as general and administrative expenses in the United States segment. The agreement ended on October 8, 2023.

Acquisition-Related Contingencies

Rocky Gap is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before the July 25, 2023 closing of the Rocky Gap Acquisition. Estimated losses have been accrued as of the Rocky Gap Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of December 31, 2023.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Nugget Acquisition and the Rocky Gap Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Nugget Acquisition and Rocky Gap Acquisition for the years ended December 31, 2023 and 2022 including (i) pro forma adjustments to record the removal of interest expense related to the Macquarie Credit Agreement (see Note 6), (ii) pro forma adjustments to record interest expense related to the Goldman Credit Agreement, borrowing of the Revolving Facility, and interest on the VICI PropCo financing obligation under the Master Lease, (iii) pro forma adjustments to record depreciation and amortization for assets acquired in the Nugget Acquisition and the Rocky Gap Acquisition, (iv) an estimated tax impact, and (v) pro forma adjustments to record Smooth Bourbon as a consolidated subsidiary as of January 1, 2022. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results. For the purposes of this table, financial information has been provided through December 31, 2023 for Nugget, Rocky Gap and the Company.

	For the year ended
	December 31,
Amounts in thousands, except for per share information	2023	2022
Net operating revenue	$608,776	$607,651
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(36,349)	$15,564

Equity Investment – Smooth Bourbon

The Company purchased membership interests in Smooth Bourbon on April 1, 2022. The Company began consolidating Smooth Bourbon on April 3, 2023 after the Nugget Acquisition and therefore no longer reports its interest in Smooth Bourbon as an equity investment. Following is summarized financial information regarding Smooth Bourbon for the years ended December 31, 2023 and 2022:

	For the year ended
Amounts in thousands	December 31, 2023	December 31, 2022
Operating Results
Net operating revenue	$4,059	$11,501
Earnings from continuing operations	$3,833	$11,219
Net earnings	$2,241	$6,497
Net earnings attributable to Century Casinos, Inc.	$1,121	$3,249

Changes in the carrying amount of the investment in Smooth Bourbon for the years ended December 31, 2023 and 2022 are presented in the table below.

Amounts in thousands	Balance at January 1, 2023	Acquisition	Equity Earnings	Dividend	Conversion to Consolidated Subsidiary	Balance at December 31, 2023
Smooth Bourbon	$93,260	$—	$1,121	$(2,256)	$(92,125)	$—

Amounts in thousands	Balance at January 1, 2022	Acquisition	Equity Earnings	Dividend	Conversion to Consolidated Subsidiary	Balance at December 31, 2022
Smooth Bourbon	$—	$95,000	$3,249	$(4,989)	$—	$93,260

-F22-

4.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2023 and 2022 consisted of the following:

	December 31,
Amounts in thousands	2023	2022
Land	$44,662	$43,654
Buildings and improvements	839,793	436,207
Gaming equipment	57,750	43,590
Furniture and non-gaming equipment	75,499	47,166
Property and equipment held under finance leases (Note 9)	1,028	764
Capital projects in process	53,072	18,954
	$1,071,804	$590,335
Less: accumulated depreciation	(158,243)	(125,685)
Property and equipment, net	$913,561	$464,650

Depreciation expense was $34.2 million, $23.5 million and $23.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. No long-lived asset impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.

5.  GOODWILL AND INTANGIBLE ASSETS

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of December 31, 2023 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

-F23-

Changes in the carrying value of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2022	$19,786	$7,402	$6,320	$33,508
Currency translation	—	(260)	(504)	(764)
Gross carrying value December 31, 2022	19,786	7,142	5,816	32,744
Acquisitions	70,189	—	—	70,189
Currency translation	—	91	720	811
Gross carrying value December 31, 2023	89,975	7,233	6,536	103,744

Accumulated impairment losses January 1, 2022	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses December 31, 2022	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses December 31, 2023	(19,786)	(3,375)	—	(23,161)

Net carrying value at December 31, 2022	$—	$3,767	$5,816	$9,583
Net carrying value at December 31, 2023	$70,189	$3,858	$6,536	$80,583

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology (“MPEEM”) and the relief from royalty method under the income approach.

Intangible assets at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2023	2022
Finite-lived
Casino licenses	$2,499	$2,672
Less: accumulated amortization	(1,417)	(1,763)
	1,082	909
Trademarks	16,718	2,368
Less: accumulated amortization	(1,843)	(730)
	14,875	1,638
Players club lists	59,253	20,373
Less: accumulated amortization	(14,272)	(8,974)
	44,981	11,399
Total finite-lived intangible assets, net	60,938	13,946
Indefinite-lived
Casino licenses	30,604	29,331
Trademarks	1,665	1,494
Total indefinite-lived intangible assets	32,269	30,825
Total intangible assets, net	$93,207	$44,771

Trademarks

The Company currently owns five trademarks: Century Casinos, Mountaineer, Nugget, Rocky Gap and Casinos Poland. The trademarks are reported as intangible assets on the Company’s consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that the Mountaineer, Nugget and Rocky Gap trademarks, all reported in the United States segment, have a useful lives of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trademark. As such, the trademarks will be amortized over its useful life. Costs incurred to renew trademarks that are finite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statements of (loss) earnings.

-F24-

Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2023	Acquisitions	Amortization	Balance at December 31, 2023
United States	$1,638	$14,350	$(1,113)	$14,875

Amounts in thousands	Balance at January 1, 2022	Acquisitions	Amortization	Balance at December 31, 2022
United States	$1,874	$—	$(236)	$1,638

As of December 31, 2023, estimated amortization expense for the United States trademarks over the next five years was as follows:

Amounts in thousands
2024	$1,665
2025	1,665
2026	1,665
2027	1,665
2028	1,487
Thereafter	6,728
$14,875

The weighted-average amortization period of the United States trademarks is 8.3 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2023	Currency translation	Balance at December 31, 2023
Poland	$1,386	$171	$1,557
Corporate and Other	108	—	108
	$1,494	$171	$1,665

Amounts in thousands	Balance at January 1, 2022	Currency translation	Balance at December 31, 2022
Poland	$1,507	$(121)	$1,386
Corporate and Other	108	—	108
	$1,615	$(121)	$1,494

-F25-

Casino Licenses: Finite-Lived

As of December 31, 2023, Casinos Poland had six casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2023	New Casino License	Amortization	Currency translation	Balance at December 31, 2023
Poland	$909	$537	$(444)	$80	$1,082

Amounts in thousands	Balance at January 1, 2022	New Casino License	Amortization	Currency translation	Balance at December 31, 2022
Poland	$1,019	$390	$(443)	$(57)	$909

As of December 31, 2023, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2024	$331
2025	196
2026	168
2027	168
2028	129
Thereafter	90
$1,082

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 2.3 years. In Poland, casino gaming licenses are granted for a term of six years and are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

The Company closed its casinos in Katowice and Bielsko-Biala in October 2023 and its casino in Wroclaw in November 2023 due to the expiration of the gaming licenses. The Wroclaw license was awarded to the Company in December 2023 and the Katowice and Bielsko-Biala licenses were awarded to the Company in February 2024. Through September 30, 2023, these casinos combined generated approximately 32% of CPL’s net operating revenue and approximately 6% of the Company’s consolidated net operating revenue. The Bielsko-Biala casino reopened in February 2024, the Katowice casino is expected to reopen in mid-March 2024 and the Wroclaw casino is expected to reopen in a new location in the third quarter of 2024.

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the United States segment from the Missouri Gaming Commission, the West Virginia Lottery Commission and the Nevada Gaming Commission (held by Smooth Bourbon) and those held in the Canada segment from the AGLC and the HRA are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statements of (loss) earnings. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2023	Consolidation of Smooth Bourbon	Currency translation	Balance at December 31, 2023
United States	$17,962	$1,000	$—	$18,962
Canada	11,369	—	273	11,642
	$29,331	$1,000	$273	$30,604

Amounts in thousands	Balance at January 1, 2022	Consolidation of Smooth Bourbon	Currency translation	Balance at December 31, 2022
United States	$17,962	$—	$—	$17,962
Canada	12,150	—	(781)	11,369
	$30,112	$—	$(781)	$29,331

-F26-

Player’s Club Lists

The Company has determined that the player’s club lists, reported in the United States segment, have a useful life of seven to 10 years based on estimated revenue attrition among the player’s club members as estimated by management over each property’s historical operations as estimated by management. As such, the player’s club lists will be amortized over their useful lives. Changes in the carrying amount of the player’s club lists are as follows:

Amounts in thousands	Balance at January 1, 2023	Acquisitions	Amortization	Balance at December 31, 2023
United States	$11,399	$38,880	$(5,298)	$44,981

Amounts in thousands	Balance at January 1, 2022	Acquisitions	Amortization	Balance at December 31, 2022
United States	$14,310	$—	$(2,911)	$11,399

As of December 31, 2023, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2024	$6,774
2025	6,799
2026	6,556
2027	3,888
2028	3,888
Thereafter	17,076
$44,981

The weighted-average amortization period for the player’s club lists is 5.5 years.

6.  LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2023 and 2022 consisted of the following:

Amounts in thousands	December 31, 2023		December 31, 2022
Credit agreement - Goldman	$343,875	11.44%	$347,375	8.45%
UniCredit term loan	2,954	3.21%	4,661	3.17%
Financing obligation - CDR land lease	—	—	14,388	15.05%
Total principal	$346,829	10.89%	$366,424	8.72%
Deferred financing costs	(14,149)		(16,844)
Total long-term debt	$332,680		$349,580
Less current portion	(8,468)		(5,322)
Long-term portion	$324,212		$344,258

Goldman Credit Agreement

On April 1, 2022, the Company entered into a Credit Agreement (the “Goldman Credit Agreement”) by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaced the Macquarie Credit Agreement discussed below. The Goldman Credit Agreement provides for a $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of December 31, 2023, the outstanding balance of the Goldman Term Loan was $343.9 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Term Loan to fund the Nugget Acquisition (including the Acquisition Escrow), for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement and for related fees and expenses. The Company borrowed $30.0 million from the Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition, and repaid the full amount of this borrowing on September 21, 2023.

The Goldman Term Loan matures on April 1, 2029, and the Revolving Facility matures on April 1, 2027. The Revolving Facility includes up to $10.0 million available for the issuance of letters of credit. The Goldman Term Loan requires scheduled quarterly

-F27-

payments of $875,000 equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity. The Company repurchased approximately $3.5 million principal amount of the Goldman Term Loan for 97% of its value in February 2024.

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”) or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of $0.1 million were recorded as interest expense in the consolidated statements of (loss) earnings for the years ended December 31, 2023 and 2022.

The Goldman Credit Agreement requires the Company to prepay the Goldman Term Loan, subject to certain exceptions, with:

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

The Goldman Credit Agreement provides that the Goldman Term Loan may be prepaid without a premium or penalties.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all applicable financial covenants under the Goldman Credit Agreement as of December 31, 2023.

Deferred financing costs consist of the Company’s costs related to financings. The Company recognized $18.9 million in deferred financing costs related to the Goldman Credit Agreement for the year ended December 31, 2022. Amortization expenses relating to the Goldman Credit Agreement were $2.7 million and $2.0 million for the years ended December 31, 2023 and 2022 respectively. These costs are included in interest expense in the consolidated statement of (loss) earnings for the years ended December 31, 2023 and 2022, respectively.

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

-F28-

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

Commitment fees related to the Macquarie Revolving Facility of less than $0.1 million were recorded as interest expense in the consolidated statements of (loss) earnings for the years ended December 31, 2022 and 2021. The Company amortized $0.4 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. These costs were recorded as interest expense in the consolidated statements of (loss) earnings for the years ended December 31, 2022 and 2021. The Company wrote off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

Casinos Poland

CPL previously had a PLN 2.5 million term loan with mBank S.A. (“mBank”) that was paid in full in September 2022. The term loan bore an interest rate of 1-month WIBOR plus 1.90%. CPL's PLN 10.0 million short-term line of credit was amended on April 22, 2022, and the PLN 2.5 million that was available for cash borrowing was removed from the line of credit. The short-term line of credit was terminated in October 2022.

As of December 31, 2023, CPL had a short-term line of credit with mBank used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 2.00% with a borrowing capacity of PLN 5.0 million and is available through June 4, 2024. As of December 31, 2023, the credit facility had no outstanding balance and approximately PLN 5.0 million ($1.3 million based on the exchange rate in effect on December 31, 2023) was available for borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios.

Under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect as of December 31, 2023). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.2 million ($0.3 million based on the exchange rate in effect as of December 31, 2023) with mBank and terminate in June 2024 and January 2026, respectively. CPL is also required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect as of December 31, 2023) in deposits for this purpose as of December 31, 2023. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2023.

Century Resorts Management

CRM previously had a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”) that was converted to a USD term loan in November 2021. The loan was paid in full in September 2023 and bore an interest rate of LIBOR plus 1.625%.

As of December 31, 2023, CRM had a credit agreement with UniCredit originally entered into in August 2018 as a $7.4 million line of credit for acquisitions and capital expenditures. The line of credit was converted to a EUR 6.0 million term loan in June 2021 (the “UniCredit Term Loan”). The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of December 31, 2023, the amount outstanding was EUR 2.7 million ($3.0 million based on the exchange rate in effect on December 31, 2023) and the Company had no further borrowings available. The UniCredit Term Loan is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

Century Downs Racetrack and Casino

The Company purchased the land at CDR prior to its sale to VICI PropCo as part of the Canada Real Estate Sale for CAD 29.4 million ($21.6 million based on the exchange rate on September 6, 2023). Prior to this purchase, CDR leased the land, which was accounted for as a financing obligation. The Company recorded the loss on debt extinguishment of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2023.

-F29-

As of December 31, 2023, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Credit Agreement	UniCredit Term Loan	Total
2024	$6,991	$1,477	$8,468
2025	3,500	1,477	4,977
2026	3,500	—	3,500
2027	3,500	—	3,500
2028	3,500	—	3,500
Thereafter	322,884	—	322,884
Total	$343,875	$2,954	$346,829

7. LONG-TERM FINANCING OBLIGATION

On December 6, 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into a sale and leaseback transaction in connection with the acquisition of the Company’s West Virginia and Missouri properties and entered into the Master Lease to lease the real estate assets. See Note 1 for a list of the Company’s subsidiaries under the Master Lease.

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

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($13.1 million based on the exchange rate on December 31, 2023) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

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

The fair values of the real estate assets and the related failed sale-leaseback financing obligation were estimated based on the present value of the estimated future payments over the term plus renewal options of 35 years, using the imputed discount rate of approximately 8.9%. The value of the failed sale-leaseback financing obligation is dependent upon assumptions regarding the amount of the payments and the estimated discount rate of the payments required by a market participant.

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

-F30-

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

The rent payable under the Master Lease currently escalates at the greater of either 1.0125% (the “Base Rent Escalator”) or the increase in CPI. The CPI rent escalator for the Century Canadian Portfolio is capped at 2.5%. The Base Rent Escalator is subject to adjustment from and after the sixth year if the Minimum Rent Coverage (as defined in the Master Lease) is not satisfied.

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the minimum annual escalator of 1.0125%. The estimated future payments in the table below are not adjusted for increases based on the CPI or the additional rent related to the Caruthersville casino project that is anticipated to be completed in late 2024. Cash rent payments adjusted for CPI for the year ended December 31, 2024 are estimated to be $52.2 million.

Amounts in thousands
2024	$50,152
2025	55,395
2026	56,088
2027	56,789
2028	57,499
Thereafter	2,082,469
Total payments	2,358,392
Residual value	21,643
Less imputed interest	(1,722,028)
Total	$658,007

Total payments and interest expense related to the Master Lease for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the year ended
	December 31,
Amounts in thousands	2023	2022	2021
Payments made per Master Lease	$39,048	$25,529	$25,271
CPI increase	1,691	137	—
Total payments made including CPI increase	40,739	25,666	25,271

Cash paid for principal [1]	$—	$—	$—
Cash paid for interest	40,739	25,666	25,271

Interest expense	$42,426	$28,532	$28,232

1.For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the financing obligation to increase.

8.  REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s revenue and other income is presented in the table below.

	For the year
	ended December 31,
Amounts in thousands	2023	2022	2021
Revenue from contracts with customers	$550,206	$430,529	$388,506
Cost recovery income	3,501	1,938	655
Century Casino Calgary sale earn out revenue	1,660	—	51
Total revenue	$555,367	$432,467	$389,212
-F31-

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, iGaming, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, iGaming, hotel, food and beverage, and other.

Disaggregation of the Company’s revenue from contracts with customers by type of revenue and geographical location is presented in the tables below.

	For the year ended December 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$272,499	$46,871	$92,957	$61	$412,388
Pari-mutuel, sports betting and iGaming	10,145	10,020	—	—	20,165
Hotel	41,750	519	—	—	42,269
Food and beverage	36,803	12,532	927	—	50,262
Other	19,394	5,507	221	—	25,122
Net operating revenue	$380,591	$75,449	$94,105	$61	$550,206

	For the year ended December 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$232,871	$43,972	$88,959	$184	$365,986
Pari-mutuel, sports betting and iGaming	8,728	10,879	—	—	19,607
Hotel	9,159	469	—	—	9,628
Food and beverage	12,394	10,860	843	—	24,097
Other	5,430	5,392	367	22	11,211
Net operating revenue	$268,582	$71,572	$90,169	$206	$430,529

	For the year ended December 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$249,397	$25,604	$56,724	$152	$331,877
Pari-mutuel, sports betting and iGaming	8,492	10,356	—	—	18,848
Hotel	8,241	45	—	—	8,286
Food and beverage	11,761	5,606	421	—	17,788
Other	5,394	4,817	1,081	415	11,707
Net operating revenue	$283,285	$46,428	$58,226	$567	$388,506

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

-F32-

The amount of revenue recognized that was included in the opening contract liability balance was $2.0 million and $1.6 million for each of the years ended December 31, 2023 and 2022, respectively. This revenue consisted primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the table below.

	For the year ended		For the year ended
	December 31, 2023		December 31, 2022
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,351	$2,417	$1,269	$2,986
Closing	1,640	4,714	1,351	2,417
Increase/(Decrease)	$289	$2,297	$82	$(569)

The increase in contract liabilities is due to the added contract liabilities from Nugget and Rocky Gap. Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s consolidated balance sheets. Substantially all of the Company’s contracts and contract liabilities have an original duration of one year or less. The Company applies the practical expedient for such contracts and does not consider the effects of the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.

Pari-mutuel, sports betting and iGaming revenue includes the following for the years ended December 31, 2023, 2022 and 2021:

	For the year ended December 31,
Amounts in thousands	2023	2022	2021
Pari-mutuel revenue	$15,980	$16,310	$16,484
Sports betting revenue	3,053	2,734	2,166
iGaming revenue	1,132	563	198
Total	$20,165	$19,607	$18,848

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

The components of lease expense were as follows:

	For the year ended
	December 31,
Amounts in thousands	2023	2022	2021
Operating lease expense	$5,686	$5,345	$5,864

Finance lease expense:
Amortization of right-of-use assets	$108	$136	$128
Interest on lease liabilities	40	29	6
Total finance lease expense	$148	$165	$134

Variable lease expense	$1,405	$1,478	$1,290

-F33-

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the year ended
	December 31,
Amounts in thousands	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$41	$25	$6
Operating cash flows from operating leases	5,499	5,168	5,201
Financing cash flows from finance leases	166	157	123

Right-of-use assets obtained in exchange for operating lease liabilities	$3,718	$1,076	$407

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	December 31, 2023	December 31, 2022
Operating leases
Leased right-of-use assets, net	$25,973	$27,190

Current portion of operating lease liabilities	3,395	3,947
Operating lease liabilities, net of current portion	25,834	26,016
Total operating lease liabilities	29,229	29,963

Finance leases
Finance lease right-of-use assets, gross	1,028	764
Accumulated depreciation	(296)	(175)
Property and equipment, net	732	589

Current portion of finance lease liabilities	199	150
Finance lease liabilities, net of current portion	427	399
Total finance lease liabilities	626	549

Weighted-average remaining lease term
Operating leases	14.6 years	10.5 years
Finance leases	3.4 years	3.6 years

Weighted-average discount rate
Operating leases	8.7%	4.9%
Finance leases	7.7%	7.0%

Maturities of lease liabilities as of December 31, 2023 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2024	$4,989	$240
2025	4,171	221
2026	3,863	143
2027	3,803	72
2028	3,684	39
Thereafter	36,568	—
Total lease payments	57,078	715
Less imputed interest	(27,849)	(89)
Total	$29,229	$626

10

-F34-

10.  OTHER BALANCE SHEET CAPTIONS

Accrued liabilities include the following as of December 31, 2023 and 2022:

	December 31,
Amounts in thousands	2023	2022
Accrued commissions (AGLC)	$3,141	$2,436
Progressive slot, table and on track liability	6,243	3,719
Player point liability	2,296	1,047
Chip liability	1,087	639
Racing-related liabilities	482	814
Deposit liability	513	368
Deferred revenue	1,995	1,026
Construction liability	4,546	3,562
Other accrued liabilities	8,753	5,401
Total	$29,056	$19,012

Accrued commissions (AGLC) include the portion of slot machine net sales and table game wins owed to the AGLC as of December 31, 2023 and 2022.

Taxes payable include the following as of December 31, 2023 and 2022:

	December 31,
Amounts in thousands	2023	2022
Accrued property taxes	$1,485	$1,478
Gaming taxes payable	6,199	6,787
Income taxes payable	12,145	1,238
Other taxes payable	1,172	298
Total	$21,001	$9,801

Taxes payable and other include the following as of December 31, 2023 and 2022:

	December 31,
Amounts in thousands	2023	2022
Caruthersville project financing	$40,100	$5,000
Income taxes payable - long term	1,031	1,265
Other taxes payable and other	627	700
Total	$41,758	$6,965

The Caruthersville project financing liability will become part of the Master Lease financing obligation once construction on the project is complete.

11.  SHAREHOLDERS’ EQUITY

Since March 2000, the Company has had a discretionary program to repurchase the Company’s outstanding common stock. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2023. The Company did not repurchase any shares of its common stock during 2023 and 2022. The repurchase program has no set expiration or termination date.

The Company has not declared or paid any dividends. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors.

The Company does not have any minimum capital requirements related to its status as a US corporation in the state of Delaware.

-F35-

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

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan will expire in June 2026. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 3,500,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2023, the Company has granted 3,048,507 performance stock units (“PSUs”), restricted stock units (“RSUs”) and stock options under the 2016 Plan. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

PSUs

The PSUs vest subject to market and performance conditions. The conditions are weighted 25% based on market conditions and 75% based on performance conditions. Market conditions are based on the Company’s total shareholder return (“TSR”) relative to a select group of peer companies at the end of a three year performance period. Performance conditions are based on the Company’s actual Adjusted EBITDAR over the three year performance period compared to forecasted Adjusted EBITDAR over the same period. Depending on the TSR and Adjusted EBITDAR at the end of the performance period, anywhere from 0% to 200% of the target grant may vest. Expense is recognized on a straight-line basis over the performance period beginning on the date of grant. Probability is assessed quarterly on the performance conditions and compensation expense is adjusted accordingly. Actual forfeitures are recognized as they occur.

Activity in the Company’s stock-based compensation plan for the PSUs was as follows:

	Target PSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	687,219	$6.47
Granted	268,947	6.44
Vested	—	—
Forfeited	(141,002)	11.97
Nonvested at December 31, 2021	815,164	$5.51
Granted	420,989	10.22
Vested	(227,510)	9.17
Forfeited	(21,481)	6.14
Nonvested at December 31, 2022	987,162	$6.66
Granted	473,157	9.04
Vested	(302,988)	3.28
Forfeited	(100,995)	5.14
Nonvested at December 31, 2023	1,056,336	$8.84

At December 31, 2023, there was a total of $3.7 million of total unrecognized compensation expense related to the PSUs. The cost is expected to be recognized over a weighted-average period of 1.7 years. The PSUs granted during 2021 will vest in March 2024.

-F36-

The fair value of the PSUs granted is estimated on the date of grant using the Monte Carlo model with the following assumptions:

Assumptions for PSU Awards
	2023	2022	2021
Risk-free interest rate	4.09%	2.47%	0.19%
Expected life	2.9 years	2.8 years	2.9 years
Expected volatility	91.8%	91.0%	82.2%
Expected dividends	$0	$0	$0
Forfeiture rate	0%	0%	0%

Stock Options

Activity related to options in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (1)	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2023	1,075,000	$5.05	1.99	1,075,000	$5.05
Granted (2)	1,020,000	5.61
Exercised	(25,000)	5.05
Cancelled or forfeited (2)	(1,020,000)	5.05
Expired	—	—
Outstanding at December 31, 2023	1,050,000	$5.59	1.81	285,000	$5.55

(1)In years

(2)Employees with options expiring in December 2024 were given the option to cancel their existing $5.05 options and exchange them for $5.61 options expiring in September 2033. Six employees exchanged their options. The exchange increased compensation expense related to employee stock options by $0.6 million for the year ended December 31, 2023.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2023:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$5.05	30,000	30,000	$—	$—	1.0	1.0
$5.61	1,020,000	255,000	—	—	9.7	9.7
	1,050,000	285,000	$—	$—	9.5	8.8

(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $4.88 per share as of December 31, 2023 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. At December 31, 2023, there was a total of $1.2 million of unrecognized compensation expense related to employee stock options. The cost is expected to be recognized over a weighted-average period of 2.7 years.

Assumptions for Employee Stock Options

2023
Risk-free interest rate	4.27%
Expected life	6.8 years
Expected volatility	58.1%
Expected dividend	0%
Forfeiture rate	0

-F37-

Director Equity

The Company’s outside directors were issued 4,071 RSUs with a grant date fair value of $7.37 per share during 2023. The RSUs will vest in March 2024. There were no options issued to directors of the Company during 2023. As of December 31, 2023, there were 96,700 options outstanding to independent directors of the Company with a weighted-average exercise price of $7.16 per share. At December 31, 2023, there was less than $0.1 million in unrecognized compensation expense related to directors’ RSUs and options.

Additional Stock Information

The following table includes additional information related to exercises of stock options:

	For the year ended December 31,
Amounts in thousands	2023	2022	2021
Intrinsic value of share-based awards exercised	$15	$183	$451

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statements of (loss) earnings as follows:

	For the year ended December 31,
Amounts in thousands	2023	2022	2021
Compensation expense:
2016 Plan	$3,610	$3,335	$2,652

13.  INCOME TAXES

The Company’s US and foreign pre-tax (loss) income is summarized in the table below:

Amounts in thousands	2023	2022	2021
(Loss) income before taxes:
US	$(30,793)	$(10,142)	$29,715
Foreign	6,961	16,152	(1,566)
Total (loss) income before taxes	$(23,832)	$6,010	$28,149

The Company’s (benefit) provision for income taxes is summarized as follows:

	For the year ended December 31,
Amounts in thousands	2023	2022	2021
US - Current	$1,088	$3,176	$5,160
US - Deferred	(6,504)	(14,981)	—
(Benefit) provision for US income taxes	$(5,416)	$(11,805)	$5,160

Foreign - Current	$17,085	$4,291	$866
Foreign - Deferred	(17,012)	(146)	345
Provision for foreign income taxes	$73	$4,145	$1,211
Total (benefit) provision for income taxes	$(5,343)	$(7,660)	$6,371

-F38-

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2023	2022	2021
US federal income tax statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differential	23.3%	18.6%	(0.5%)
State income tax (net of federal benefit)	2.1%	0.9%	3.0%
Income taxed to owners of non-controlling interest (Smooth Bourbon)	4.7%	—	—
Meals, entertainment, gifts and giveaways	(1.0%)	3.7%	0.4%
Statutory to US GAAP adjustments, including foreign currency	0.8%	(3.7%)	2.6%
Valuation allowance	(5.5%)	(173.5%)	(4.6%)
Unrecognized tax benefit	(0.3%)	(4.7%)	(0.3%)
Stock options	(1.0%)	7.0%	1.3%
Global Intangible Low-Taxed Income ("GILTI"), net foreign tax credits	—	2.5%	—
Foreign dividend withholding - current	(5.1%)	—	—
Foreign dividend withholding - unremitted earnings	(15.0%)	—	—
Permanent and other items	(1.6%)	0.7%	(0.3%)
Total provision for income taxes	22.4%	(127.5%)	22.6%

The Company’s effective income tax rate for the year ended December 31, 2023 was 22.4%. The federal corporate income tax rate in the United States for 2023 was 21%. The Company is also subject to Colorado, Missouri, West Virginia and Maryland state jurisdictions that had corporate tax rates ranging from 4.0% to 8.25% in 2023. The Company’s foreign tax rate differential reflects the fact that the US federal corporate income tax rate differs from statutory rates in Poland, Austria, Mauritius and Canada, which are 19.0%, 25.0%, 15.0% and 23.0%, respectively. Additionally, the Company had a preferential tax rate of 11.5% on a portion of the taxable gain recognized from the Canada Real Estate Sale with VICI PropCo. Further, the income tax burden on the earnings taxed to the non-controlling interest holders of Smooth Bourbon is not reported by the Company.

Items unfavorably impacting the effective tax rate include a foreign withholding tax related to a cash dividend paid from the Company’s Canadian subsidiary CDR to its wholly owned Austrian subsidiary CRM. Additionally, the Company does not intend to permanently reinvest its current earnings in Canada, which predominately include earnings from the Canada Real Estate Sale. In anticipation of the Company’s plan to potentially repatriate a portion of these unremitted earnings to the US in the form of a cash dividend, the Company has recorded a deferred tax liability of $3.6 million for the required foreign tax withholding associated with the potential dividend. Movement in the valuation allowance on Century Mile’s deferred tax assets also impacted the Company’s effective income tax rate. The movement of exchange rates for intercompany loans denominated in US dollars further impacted the effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the overall effective income tax rate can be impacted by foreign currency gains or losses in the future.

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

The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International, Ltd. As of December 31, 2023, the Company had $21.5 million in net deferred tax assets in the US. These deferred tax assets include approximately $11.0 million for disallowed interest expense and $2.7 million related to net operating loss (“NOL”) carryforwards that can be used to offset taxable income in future periods. At this time, management considers it more likely than not that the Company will have sufficient taxable income in the future to utilize these deferred tax assets. However, unless the Company is able to generate sufficient taxable income in the US, a valuation allowance to reduce these deferred tax assets may be required, which would materially increase the tax expense in the period the allowance is recognized.

-F39-

The Company’s deferred income taxes at December 31, 2023 and 2022 are summarized as follows:

Amounts in thousands	2023	2022
Deferred tax assets (liabilities) - US Federal and state:
Deferred tax assets
Amortization of goodwill for tax	$8,115	$8,101
Financing obligation to VICI Properties, Inc. subsidiaries	127,074	69,356
NOL carryforward	2,705	—
Operating and finance leases	394	462
Disallowed interest expense	11,036	3,588
Accrued liabilities and other	1,780	1,040
	151,104	82,547
Valuation allowance	—	—
	$151,104	$82,547
Deferred tax liabilities
Property and equipment	$(126,426)	$(66,062)
Operating and finance leases	(375)	(444)
Prepaid expenses	(475)	(342)
Unremitted foreign subsidiary earnings	(2,343)	—
Other	—	(718)
	$(129,619)	$(67,566)
Long-term deferred tax asset	$21,485	$14,981

Deferred tax assets (liabilities) - foreign
Deferred tax assets
Property and equipment	$314	$276
Financing obligation to VICI Properties, Inc. subsidiaries	38,354	—
NOL carryforward	10,245	7,464
Accrued liabilities and other	978	984
Operating and finance leases	5,138	8,415
Subsidiary liquidation	2,378	2,810
Exchange rate gain	589	926
	57,996	20,875
Valuation allowance	(11,389)	(9,907)
	$46,607	$10,968
Deferred tax liabilities
Property and equipment	$(24,425)	$(3,823)
Exchange rate loss	(4)	(4)
Intangibles	(1,062)	(1,037)
Operating and finance leases	(4,485)	(7,726)
Unremitted foreign subsidiary earnings	(1,225)	—
Others	(609)	(592)
	$(31,810)	$(13,182)
Long-term deferred tax asset (liability)	$14,797	$(2,214)

The Company has analyzed filing positions in all of the US federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its US federal tax return, its state tax returns in Colorado, Missouri, West Virginia and Maryland and its foreign tax returns in Canada and Poland as “major” tax jurisdictions, as defined by the Internal Revenue Code.

The Company is currently under tax audits in Canada for two of its subsidiaries. Any adjustment made by a taxing authority in the future could impact the effective tax rate.
-F40-

The Company’s income tax returns for the following periods are currently subject to examination:

Jurisdiction	Periods
US Federal	2017(1), 2020-2022
US State - Colorado	2019-2022
US State – Missouri	2020-2022
US State – West Virginia	2020-2022
Canada	2008-2022
Mauritius	2020-2022
Poland	2018-2022
Austria	2018-2022

(1)The 2017 tax period subject to examination only applies to the Company’s transition tax liability in the United States.

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $61.7 million as of December 31, 2023. The Company had recorded $13.0 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustments of valuation allowances and unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2023 - 2033	$153
2034 - 2043	8,747
No expiration	4,050
Total deferred tax assets	$12,950

Certain net operating loss carryforwards in the Company’s filed income tax returns include unrecognized tax benefits. The deferred tax assets recognized for those net operating loss carryforwards are presented net of these unrecognized tax benefits.

As of December 31, 2023, the Company has accumulated undistributed earnings generated by its foreign subsidiaries that significantly exceed the approximately $118.0 million of cash and cash equivalents held by its foreign subsidiaries. Because substantially all of these accumulated undistributed earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Act or have been subject to tax under the GILTI regime, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign withholding and the tax effect of current gains or losses. Historically, the Company has intended to indefinitely reinvest these earnings in its foreign subsidiaries. Following the completion of the Canada Real Estate Sale with VICI PropCo, the Company intends to repatriate a portion of its Canadian current earnings for use in the US. As such, the Company has recorded a deferred tax liability of $3.6 million in anticipation of the foreign withholding tax required on a cash dividend to the US. Absent a need for additional funds in the US, management intends to indefinitely reinvest the historical earnings in Canada and other foreign jurisdictions.

As of December 31, 2023, the Company’s unrecognized tax benefit totaled $0.5 million due to the Company’s ability to utilize pre-acquisition net operating losses. The net increase in the current year unrecognized tax benefit is due to a change in foreign exchange rates. A portion of this adjustment has been recorded as a component of taxes payable in the accompanying consolidated balance sheet as of December 31, 2023. The Company received notification of an examination by Canada Revenue Agency and will assess the ability to recognize $0.5 million in income tax benefits upon completion of the examination, which is anticipated to conclude during 2024. The recognition of the income tax benefits would affect the effective tax rate. The Company’s total amount of unrecognized tax benefit and changes to unrecognized tax benefit during the years ended December 31, 2023 and 2022 are summarized in the table below:

Amounts in thousands	2023	2022
Unrecognized tax benefit - January 1	$528	$777
Gross increases - tax positions in prior period	11	—
Gross decreases - tax positions in prior period	—	(31)
Gross increases - tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	—	(218)
Unrecognized tax benefit - December 31	$539	$528

-F41-

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $0.1 million during 2023.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the year ended December 31, 2023.

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. The Company applied the acquisition method of accounting for the Nugget Acquisition and the Rocky Gap Acquisition. Identifiable assets and liabilities assumed were recognized and measured at fair value as of the acquisition dates. See Note 3 for more information about and accounting for the Nugget Acquisition and the Rocky Gap Acquisition. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2022.

Long-Term Debt – The carrying values of the Goldman Credit Agreement, the UniCredit Term Loan and CPL’s short term line of credit approximate fair value based on variable interest paid on the obligations. The estimated fair values of the outstanding balances under the Goldman Credit Agreement and UniCredit Term Loan are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of December 31, 2023 and 2022, the Company had no cash equivalents.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. After the Nugget Acquisition, the Company evaluated its operating segments and concluded that as a result of the growth in the United States it would begin viewing its operating segments as East, Midwest and West. The Company views each casino or other operation within those markets as a reporting unit. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s operations related to certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All intercompany transactions are eliminated in consolidation.

-F42-

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments as of December 31, 2023:

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
Corporate Other (4)

(1)The real estate assets are owned by VICI PropCo and its affiliates.

(2)The Company operated Century Sports through February 10, 2022. See Note 1.

(3)The Company operated on ship-based casinos through April 16, 2023. See Note 1.

(4)Prior to the Nugget Acquisition, the Company’s equity investment in Smooth Bourbon was included in the Corporate Other reporting unit.

The Company’s chief operating decision maker is a management function comprised of two individuals. These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDAR as a primary profit measure for its reportable segments.

Adjusted EBITDAR

Adjusted EBITDAR is a non-US GAAP measure defined as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDAR reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US GAAP. Adjusted EBITDAR is not considered a measure of performance recognized under US GAAP.

-F43-

The following tables provide summary information regarding the Company’s reportable segments:

	For the year ended December 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$380,591	$75,449	$94,105	$61	$550,206
Earnings from equity investment	—	—	—	1,121	1,121
Earnings (loss) before income taxes	25,974	7,071	6,704	(63,581)	(23,832)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$18,036	$8,626	$3,446	$(58,306)	$(28,198)
Interest expense (income), net (2)	38,024	11,527	(345)	42,605	91,811
Income tax expense (benefit)	2,654	(4,256)	1,534	(5,275)	(5,343)
Depreciation and amortization	33,739	4,590	2,482	232	41,043
Net earnings attributable to non-controlling interests	5,284	2,701	1,724	—	9,709
Non-cash stock-based compensation	—	—	—	3,610	3,610
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	(84)	(3,195)	(810)	401	(3,688)
Loss on disposition of fixed assets	537	10	31	113	691
Acquisition costs	—	—	—	4,412	4,412
Adjusted EBITDAR	$98,190	$20,003	$8,062	$(12,208)	$114,047

Long-lived assets (4)	$947,075	$137,543	$26,736	$3,328	$1,114,682
Total assets (5)	$1,018,926	$238,643	$39,892	$62,201	$1,359,662
Capital expenditures	$55,389	$2,330	$1,816	$86	$59,621

(1)Net operating revenue for the Corporate and Other segment primarily related to the Company’s cruise ship operations, which ceased in April 2023.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Expense related to the CDR land lease was recorded as interest expense in the Canada segment. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale. Expense of $7.3 million in Canada relates to the debt extinguishment of the CDR land lease.

(3)Included in the Canada segment is $1.7 million related to the earn out from the sale of casino operations in Calgary in 2020 and $3.5 million cost recovery income for CDR.

(4)Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount. Long-lived assets in the United States segment include $283.6 million related to the Nugget Acquisition and $261.7 million related to the Rocky Gap Acquisition.

(5)Total assets in the United States segment include $298.8 million related to the Nugget Acquisition and $268.9 million related to the Rocky Gap Acquisition.

-F44-

	For the year ended December 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$268,582	$71,572	$90,169	$206	$430,529
Earnings from equity investment	—	—	—	3,249	3,249
Earnings (loss) before income taxes	32,354	11,211	11,044	(48,599)	6,010

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$24,759	$6,070	$5,811	$(28,664)	$7,976
Interest expense (income), net (2)	28,531	2,281	(686)	34,854	64,980
Income tax expense (benefit)	7,595	2,354	2,326	(19,935)	(7,660)
Depreciation and amortization	19,364	4,754	2,606	385	27,109
Net earnings attributable to non-controlling interests	—	2,787	2,907	—	5,694
Non-cash stock-based compensation	—	—	—	3,335	3,335
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	(1)	123	(1,153)	(205)	(1,236)
Loss (gain) on disposition of fixed assets	49	27	63	(121)	18
Acquisition costs	—	—	—	3,124	3,124
Adjusted EBITDAR	$80,297	$18,396	$11,874	$(7,227)	$103,340

Long-lived assets (4)	$466,403	$139,304	$27,134	$8,192	$641,033
Total assets (5)	$425,820	$162,088	$42,173	$254,886	$884,967
Capital expenditures	$16,000	$1,566	$1,578	$49	$19,193

(1)Net operating revenue for the Corporate and Other segment primarily related to the Company’s cruise ship operations, which ceased in April 2023.

(2)Interest expense in the United States segment primarily relates to the Master Lease. Expense in the Canada segment primarily relates to the CDR land lease. Expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

(3)Loss of $2.2 million related to the sale of the land and building in Calgary in February 2022 is included in the Canada segment. The loss from the sale was offset by $1.9 million cost recovery income for CDR.

(4)Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount.

(5)Total assets for the Corporate and Other segment include $100.2 million in restricted cash related to the Acquisition Escrow and $93.3 million related to the equity investment in Smooth Bourbon.

-F45-

	For the year ended December 31, 2021
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$283,285	$46,428	$58,226	$567	$388,506
Earnings from equity investment	—	—	—	—	—
Earnings (loss) before income taxes	49,628	3,312	921	(25,712)	28,149

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$49,628	$1,124	$440	$(30,570)	$20,622
Interest expense (income), net (2)	28,229	1,796	(477)	13,110	42,658
Income tax expense	—	1,256	257	4,858	6,371
Depreciation and amortization	18,398	4,904	3,028	432	26,762
Net earnings attributable to non-controlling interests	—	932	224	—	1,156
Non-cash stock-based compensation	—	—	—	2,652	2,652
Gain on foreign currency transactions, cost recovery income and other (3)	(836)	(545)	(887)	(418)	(2,686)
Loss (gain) on disposition of fixed assets	341	43	44	(37)	391
Adjusted EBITDAR	$95,760	$9,510	$2,629	$(9,973)	$97,926

Long-lived assets (4)	$376,210	$152,278	$29,865	$3,412	$561,765
Total assets	$422,409	$179,297	$44,204	$57,448	$703,358
Capital expenditures	$8,672	$646	$163	$531	$10,012

(1)Net operating revenue for the Corporate and Other segment primarily relates to the Company’s cruise ship operations, which ceased in April 2023.

(2)Interest expense in the United States segment primarily relates to the Master Lease. Expense in the Canada segment primarily relates to the CDR land lease.

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

The Company had a contingent liability related to a series of tax audits conducted by the Polish IRS related to the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and prevailed in several court challenges by CPL. Through December 31, 2023, CPL has paid PLN 14.3 million ($4.2 million) to the Polish IRS related to these audits.

The statute of limitations expired on all periods in which CPL calculated personal income tax in which the Polish IRS disagreed. The Company adjusted its contingent liability related to the CPL taxes to remove the estimated taxes accrued for these tax years due to the statute of limitations expiring. The adjustments reduced the contingent liability by PLN 1.8 million ($0.5 million) in December 2021 and were recorded as gain on foreign currency transactions, cost recovery income and other on the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2021. In September 2022, the Polish IRS reimbursed PLN 1.8 million ($0.4 million based on the exchange rate in effect on September 30, 2022) plus interest, after CPL prevailed in a court challenge of a 2011 tax audit. In September 2021, the Polish IRS reimbursed CPL PLN 2.4 million ($0.6 million based on the exchange rate in effect on September 30, 2021) plus interest, after CPL prevailed in a court challenge of a 2012 tax audit. The Company recorded the Polish IRS reimbursement to gain on foreign currency transactions, cost recovery income and other on its consolidated statements of (loss) earnings for the years ended December 31, 2022 and 2021. Any additional tax obligations are not probable or estimable and no additional future tax obligations as a result of these matters are expected.

-F46-

Distribution to Non-Controlling Interest – The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed $3.5 million, $2.0 million and $0.7 million related to the infrastructure to CDR’s non-controlling shareholders during the years ended December 31, 2023, 2022 and 2021, respectively.

Employee Benefit Plans – The Company provides its employees in the United States with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six year period. The Company contributed $1.0 million, $0.5 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan (the “RSP Plan”) and Registered Pension Plan (the “RPP Plan”, and collectively the “RSP and RPP Plans”). The RSP and RPP Plans allow eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants in the RPP Plan become fully vested in employer contributions over a two year period, and participants in the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.3 million, $0.3 million and $0.2 million to the RSP and RPP Plans for the years ended December 31, 2023, 2022 and 2021, respectively.

17.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management & Consulting AG (“Flyfish”), a management company controlled by Co CEO Erwin Haitzmann, and with Focus Lifestyle and Entertainment AG (“Focus”), a management company controlled by Co CEO Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of (loss) earnings are payments to both Flyfish and Focus for a total of $0.8 million, $0.7 million, and $0.7 million for ended December 31, 2023, 2022 and 2021, respectively.

The Company has entered into an agreement with Marnell, with which the Company owns 50% of Smooth Bourbon, for general contracting and consulting services. The Company had a liability of less than $0.1 million related to open invoices in accounts payable and $0.4 million related to construction performed by Marnell in accrued liabilities on its consolidated balance sheets for the years ended December 31, 2023 and 2022, respectively.

The Company has also entered into a consulting agreement with Marnell for services after the Nugget Acquisition was completed. Fees incurred under the agreement were $0.4 million for the year ended December 31, 2023 and were recorded as general and administrative expenses in the United States segment. The agreement ended on September 30, 2023. Additional expenses related to Marnell were $0.1 million for the year ended December 31, 2023 and were recorded as general and administrative expenses in the United States segment. No services were performed under the agreement during the year ended December 31, 2022.

18.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its consolidated financial statements and related notes.

The Company repurchased approximately $3.5 million principal amount of the Goldman Term Loan at 97% of its value in February 2024.

In Poland, the Company was granted licenses for the two casinos that it had closed in October 2023 due to the expiration of the casino licenses. The Company reopened the casino in Bielsko-Biala in February 2024 and anticipates reopening the casino in Katowice in March 2024. In November 2023, the Company closed its Wroclaw casino due to the expiration of the casino license. The Company was granted a new license for Wroclaw in December 2023 and anticipates reopening the casino in a new location in the third quarter of 2024.

-F47-