Form 10-Q
period 2024-03-31
CENTURY CASINOS INC /CO/
filed 2024-05-09
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,682,603 shares of common stock, $0.01 par value per share, were outstanding as of May 3, 2024.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$136,543	$171,327
Receivables, net	15,679	18,253
Prepaid expenses	18,235	11,859
Inventories	4,613	4,652
Other current assets	1,005	926
Total Current Assets	176,075	207,017

Property and equipment, net	917,695	913,561
Leased right-of-use assets, net	24,767	25,973
Goodwill	80,356	80,583
Intangible assets, net	91,806	93,207
Deferred income taxes	42,412	37,646
Note receivable, net of current portion and unamortized discount	316	316
Deposits and other	2,065	1,359
Total Assets	$1,335,492	$1,359,662

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,937	$8,468
Current portion of operating lease liabilities	3,411	3,395
Current portion of finance lease liabilities	194	199
Accounts payable	14,203	15,279
Accrued liabilities	38,887	29,056
Accrued payroll	14,696	16,221
Taxes payable	8,962	21,001
Total Current Liabilities	85,290	93,619

Long-term debt, net of current portion and deferred financing costs (Note 5)	323,611	324,212
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	654,763	658,007
Operating lease liabilities, net of current portion	24,701	25,834
Finance lease liabilities, net of current portion	371	427
Taxes payable and other	47,636	41,758
Deferred income taxes	171	1,364
Total Liabilities	1,136,543	1,145,221
Commitments and Contingencies (Note 7)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,682,603 and 30,359,931 shares issued and outstanding	307	304
Additional paid-in capital	124,359	124,094
Retained (loss) earnings	(4,477)	9,067
Accumulated other comprehensive loss	(14,138)	(12,073)
Total Century Casinos, Inc. Shareholders' Equity	106,051	121,392
Non-controlling interests	92,898	93,049
Total Equity	198,949	214,441
Total Liabilities and Equity	$1,335,492	$1,359,662

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2024	2023
Operating revenue:
Gaming	$105,418	$94,297
Pari-mutuel, sports betting and iGaming	3,389	3,385
Hotel	9,302	2,522
Food and beverage	12,745	5,767
Other	5,163	2,537
Net operating revenue	136,017	108,508
Operating costs and expenses:
Gaming	55,905	48,062
Pari-mutuel, sports betting and iGaming	3,751	3,712
Hotel	4,414	797
Food and beverage	12,231	5,645
Other	1,474	223
General and administrative	37,924	26,479
Depreciation and amortization	12,031	6,855
(Gain) on sale of casino operations (Note 1)	—	(574)
Total operating costs and expenses	127,730	91,199
Earnings from equity investment	—	1,091
Earnings from operations	8,287	18,400
Non-operating (expense) income:
Interest income	686	145
Interest expense	(25,815)	(17,649)
Gain on foreign currency transactions, cost recovery income and other (Note 1)	1,162	3,758
Non-operating (expense) income, net	(23,967)	(13,746)
(Loss) earnings before income taxes	(15,680)	4,654
Income tax benefit (expense)	3,986	(1,623)
Net (loss) earnings	(11,694)	3,031
Net earnings attributable to non-controlling interests	(1,850)	(4,274)
Net loss attributable to Century Casinos, Inc. shareholders	$(13,544)	$(1,243)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.45)	$(0.04)
Diluted	$(0.45)	$(0.04)
Weighted average shares outstanding - basic	30,420	30,056
Weighted average shares outstanding - diluted	30,420	30,056

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2024	2023
Net (loss) earnings	$(11,694)	$3,031

Other comprehensive (loss) income
Foreign currency translation adjustments	(2,105)	641
Other comprehensive income	(2,105)	641
Comprehensive (loss) income	$(13,799)	$3,672

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(1,850)	(4,274)
Foreign currency translation adjustments	40	(175)
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(15,609)	$(777)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for share information	2024	2023
Common Stock
Balance, beginning of period	$304	$299
Performance stock unit issuance	3	4
Balance, end of period	307	303

Additional Paid-in Capital
Balance, beginning of period	$124,094	$121,653
Amortization of stock-based compensation	503	736
Performance stock unit issuance	(238)	(1,294)
Balance, end of period	124,359	121,095

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(12,073)	$(15,189)
Foreign currency translation adjustment	(2,065)	466
Balance, end of period	(14,138)	(14,723)

Retained (Loss) Earnings
Balance, beginning of period	$9,067	$37,265
Net loss	(13,544)	(1,243)
Balance, end of period	(4,477)	36,022

Total Century Casinos, Inc. Shareholders' Equity	$106,051	$142,697

Non-controlling Interests
Balance, beginning of period	$93,049	$10,171
Net earnings	1,850	4,274
Foreign currency translation adjustment	(40)	175
Distributions to non-controlling interests	(1,961)	(3,536)
Balance, end of period	92,898	11,084

Total Equity	$198,949	$153,781

Common shares issued	322,672	464,384

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2024	2023
Cash Flows (used in) provided by Operating Activities:
Net (loss) earnings	$(11,694)	$3,031
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	12,031	6,855
Lease amortization	865	965
Loss on disposition of fixed assets	594	480
Income from equity investment	—	(1,091)
Amortization of stock-based compensation expense	503	736
Amortization of deferred financing costs	674	674
Gain on debt repurchase (Note 5)	(146)	—
Gain on sale of operations (Note 1)	—	(574)
Deferred taxes	(5,959)	(1,866)
Changes in Operating Assets and Liabilities:
Receivables, net	2,485	2,821
Prepaid expenses and other assets	(5,944)	1,010
Accounts payable	(2,403)	(2,127)
Other current and long-term liabilities	11,004	325
Inventories	23	(90)
Accrued payroll	(1,379)	(467)
Taxes payable	(12,133)	1,598
Net cash (used in) provided by operating activities	(11,479)	12,280

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(18,400)	(13,619)
Smooth Bourbon dividends (Note 3)	—	2,256
Purchase of intangible assets - casino license	(1,176)	—
Proceeds from disposition of assets	48	—
Century Casino Calgary sale earn out	—	572
Net cash used in investing activities	(19,528)	(10,791)

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	5,900	5,900
Principal payments	(4,628)	(1,411)
Distributions to non-controlling interests	(1,961)	(3,536)
Repurchase of shares to satisfy tax withholding	(235)	(1,290)
Net cash used in financing activities	(924)	(337)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(2,854)	$(179)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(34,785)	$973

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$171,590	$202,131
Cash, Cash Equivalents and Restricted Cash at End of Period	$136,805	$203,104

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,913	$16,703
Income taxes paid	$12,680	$776
Non-Cash Investing Activities:
Purchase of property and equipment on account	$6,725	$5,957

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of March 31, 2024 are detailed below.

The Company owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

•The Century Casino & Hotel in Central City, Colorado (“Central City” or “CTL”)

•The Century Casino & Hotel in Cripple Creek, Colorado (“Cripple Creek” or “CRC”)

•Mountaineer Casino, Resort & Races in New Cumberland, West Virginia (“Mountaineer” or “MTR”) (1)

•The Century Casino & Hotel in Cape Girardeau, Missouri (“Cape Girardeau” or “CCG”) (1)

•The Century Casino Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•Nugget Casino Resort in Reno-Sparks, Nevada (“Nugget” or “NUG”) (2)

•Rocky Gap Casino, Resort & Golf in Flintstone, Maryland (“Rocky Gap” or “ROK”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”) (1)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“St. Albert” or “CSA”) (1); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“Century Mile” or “CMR”) (1)

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

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of March 31, 2024, CPL operated seven casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 4 for additional information regarding CPL’s gaming licenses and casinos.

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

The Company previously operated several ship-based casinos. The Company’s last concession agreement to operate a ship-based casino ended on April 16, 2023.

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

The Company purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million (the “Smooth Bourbon Acquisition”) at the first closing, which occurred on April 1, 2022 (the “First Closing”). At the second closing (the “Second Closing”) on April 3, 2023, the Company purchased 100% of the membership interests in Nugget for approximately $104.7 million (subject to certain adjustments) (the “OpCo Acquisition” and, together with the Smooth Bourbon Acquisition, the “Nugget Acquisition”). Following the Second Closing, the Company owns the Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. The Company also has a five year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with Nugget for an annual rent of $15.0 million. See Note 3, “Acquisition and Equity Investment – Acquisition – Nugget” for additional information.

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

On July 25, 2023, the Company purchased the operations of Rocky Gap for approximately $59.1 million (subject to certain adjustments), and VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap for approximately $203.9 million. In connection with the Rocky Gap Acquisition, subsidiaries of the Company and a subsidiary of VICI PropCo amended their triple net lease agreement (the “Master Lease”). See Note 3 “Acquisitions and Equity Investment – Acquisition – Rocky Gap” and Note 6, “Long-Term Financing Obligation” for additional information regarding the Rocky Gap Acquisition and the amendment to the Master Lease, respectively.

Canada Real Estate Sale

On May 16, 2023, the Company entered into definitive agreements for subsidiaries of VICI to acquire the real estate assets of Century Casino & Hotel Edmonton in Edmonton, Alberta, Century Casino St. Albert in Edmonton, Alberta, Century Mile Racetrack and Casino in Edmonton, Alberta and Century Downs Racetrack and Casino in Calgary, Alberta (collectively, the “Century Canadian Portfolio”). The transaction closed on September 6, 2023, for an aggregate purchase price of CAD 221.7 million ($162.6 million based on the exchange rate on September 6, 2023) in cash (the “Canada Real Estate Sale”). Simultaneous with the closing of the transaction, subsidiaries of the Company and of VICI PropCo amended the Master Lease. See Note 6 “Long-Term Financing Obligation” for additional information regarding the amendment to the Master Lease.

Caruthersville Land-Based Casino and Hotel

The Company is building a new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building. Construction on the project began in December 2022 and it is expected to be completed in the fourth quarter of 2024 with an estimated project cost of $51.9 million. The Company is financing this project through financing provided by VICI PropCo. As of March 31, 2024, the Company has received $46.0 million in financing from VICI PropCo and has spent approximately $27.4 million of those funds on this project. As of March 31, 2024, the Company had approximately $19.9 million of cash included in its consolidated balance sheet that was previously funded by VICI PropCo but has not yet been spent on the project.

Cape Girardeau Hotel

The Company opened its 69 room hotel at its Cape Girardeau location called The Riverview on April 4, 2024. The Riverview is a six story building with 68,000 square feet that is adjacent to and connected with the existing casino building. Construction on the project was completed in March 2024. The project cost approximately $30.5 million. The Company financed the project with cash on hand.

Terminated Projects

Century Sports

In December 2020, the Company sold its Century Casino Calgary casino operations. The definitive agreement to sell the casino operations provided for a three year quarterly earn out that ended on August 4, 2023. The Company received an earn out payment of CAD 0.8 million ($0.6 million based on the exchange rate on March 31, 2023) that it recorded to gain on sale of casino operations in its condensed consolidated statements of loss for the three months ended March 31, 2023. The earn out payments are included in the Canada reportable segment.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

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

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	March 31,	March 31,
Amounts in thousands	2024	2023
Cash and cash equivalents	$136,543	$102,707
Restricted cash	—	100,200
Restricted cash included in deposits and other	262	197
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$136,805	$203,104

As of March 31, 2024, the Company had $0.2 million related to payment of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of March 31, 2023, the Company had $100.2 million in restricted cash on its condensed consolidated balance sheet deposited in escrow on the First Closing date in connection with the Nugget Acquisition, and $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of March 31,	As of December 31,
Ending Rates	2024	2023
Canadian dollar (CAD)	1.3552	1.3232
Euros (EUR)	0.9281	0.9030
Polish zloty (PLN)	3.9983	3.9155

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2024	2023	% Change
Canadian dollar (CAD)	1.3476	1.3523	0.3%
Euros (EUR)	0.9209	0.9324	1.2%
Polish zloty (PLN)	3.9899	4.3913	9.1%
Source: Xe Currency Converter

Equity Investment – On April 1, 2022, the Company purchased 50% of the membership interests in Smooth Bourbon at the First Closing. Smooth Bourbon owns the real property on which the Nugget Casino is located. The additional 50% of the membership interests in Smooth Bourbon is held by Marnell. At the time of the purchase of its membership interests in Smooth Bourbon, the Company completed an assessment of whether Smooth Bourbon is a variable interest entity in which it has a financial interest. Based on this assessment, the Company concluded that Smooth Bourbon was not subject to consolidation under the guidance for variable interest entities prior to the Nugget Acquisition because Nugget is the primary beneficiary of Smooth Bourbon and reported its interest in Smooth Bourbon as an equity investment. After the Second Closing on April 3, 2023, the Company began consolidating Smooth Bourbon as a subsidiary for which it has a controlling financial interest and no longer reports its interest in Smooth Bourbon as an equity investment. See Note 3 for additional information about Smooth Bourbon.

2.SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Pending Adoption –

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). The objective of ASU 2023-06 is to update and simplify disclosure requirements and is intended to align US GAAP and SEC requirements. Early adoption of ASU 2023-06 is not permitted. The guidance relates to various topics and is effective on the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. The Company is reviewing the updates provided by this standard. The Company does not expect the adoption of the standard to have a material impact on the Company’s financial statements.

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

3. ACQUISITION AND EQUITY INVESTMENT

Acquisition – Nugget

On the Second Closing on April 3, 2023, the Company completed its previously announced Nugget Acquisition of 100% of the membership interests in Nugget Sparks, LLC from Marnell. Nugget Sparks, LLC operates the Nugget Casino Resort, located in Reno-Sparks, Nevada. The purchase price paid at the Second Closing was from proceeds of the term loan (“Goldman Term Loan”) under the credit agreement (“Goldman Credit Agreement”) with Goldman Sachs Bank USA (“Goldman”) deposited in escrow (“Acquisition Escrow”) on the First Closing date. In connection with the Nugget Acquisition, the Company made an initial payment to Marnell of $104.7 million on April 3, 2023 consisting of a base price of $100.0 million plus adjustments based on working capital of Nugget at closing. The Company made an additional working capital adjustment payment of $0.8 million on August 29, 2023.

As of April 3, 2023, the Company began consolidating Nugget as a wholly-owned subsidiary. Nugget contributed $18.4 million in net operating revenue and ($3.0) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2024.

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

The Company has finalized the allocation of the purchase price of the Nugget Acquisition. Details of the purchase price allocation for the Nugget Acquisition in the table below are based on fair values of assets and liabilities as of April 3, 2023. The Nugget Acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the Nugget Acquisition have been recorded at their fair values.

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

Acquisition-related costs

The Company incurred acquisition costs of less than $0.1 million for the three months ended March 31, 2023 in connection with the Nugget Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Nugget Acquisition, the Company and the sellers entered into a consulting agreement dated December 19, 2022, whereby the sellers agreed to provide the Company with certain consulting services following the Nugget Acquisition. The agreement compensates the sellers for services following the Nugget Acquisition as performed by employees at a monthly rate. There were no fees incurred under the agreement for the three months ended March 31, 2023. The agreement ended on September 30, 2023.

Acquisition-Related Contingencies

Nugget is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before April 3, 2023. Estimated losses have been accrued as of the Nugget Acquisition date for these proceedings in accordance with Accounting Standards Codification Topic 450 “Contingencies” (“ASC Topic 450”), which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of March 31, 2024.

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

As of July 25, 2023, the Company began consolidating Rocky Gap as a wholly-owned subsidiary. Rocky Gap contributed $14.9 million in net operating revenue and ($2.9) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2024.

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

The personal property components of the fixed assets were primarily valued utilizing the market and cost approaches. Certain personal property with an active and identifiable secondary market value were valued using the market approach. This property included, but was not limited to, certain gaming/slot equipment, information and technology equipment and vehicles. The cost approach was utilized to value all other personal property. The cost approach estimates fair value as the current cost of replacing or reproducing the utility of an asset, or group of assets, and adjusting it for any depreciation resulting from one or more of the following: physical deterioration, functional obsolescence, and/or economic obsolescence.

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

Details of the Rocky Gap Acquisition in the table below are based on estimated fair values of assets and liabilities as of July 25, 2023. The Rocky Gap Acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the Rocky Gap Acquisition have been recorded at their preliminary fair values. Certain estimated values for the Rocky Gap Acquisition for accrued liabilities, property and equipment, intangible assets, and deferred income taxes are not yet finalized pending the final purchase price allocations and the receipt of additional information from Rocky Gap. As a result, the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company expects to finalize the allocation of the purchase price within one year of the Rocky Gap Acquisition date.

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

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.1 million for the three months ended March 31, 2023 in connection with the Rocky Gap Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Rocky Gap Acquisition, the Company and the sellers entered into a consulting agreement dated July 25, 2023, whereby the sellers agreed to provide the Company with certain transitional services following the Rocky Gap Acquisition. The agreement compensates the sellers for services following the Rocky Gap Acquisition as performed by employees at a monthly rate. The agreement ended on October 8, 2023. There were no fees incurred under the agreement for the three months ended March 31, 2023.

Acquisition-Related Contingencies

Rocky Gap is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before the July 25, 2023 closing of the Rocky Gap Acquisition. Estimated losses have been accrued as of the Rocky Gap Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of March 31, 2024.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Nugget Acquisition and Rocky Gap Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Nugget Acquisition and Rocky Gap Acquisition for the three months ended March 31, 2023 including (i) pro forma adjustments to record interest expense related to the Goldman Credit Agreement, borrowing of the Revolving Facility under the Goldman Credit Agreement, and interest on the VICI financing obligation, (ii) pro forma adjustments to record depreciation and amortization for assets acquired in the Nugget Acquisition and Rocky Gap Acquisition, (iii) an estimated tax impact, and (iv) pro forma adjustments to record Smooth Bourbon as a consolidated subsidiary as of January 1, 2023. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results.

	For the three months ended
	March 31,
Amounts in thousands, except for per share information	2024	2023
Net operating revenue	$136,017	$145,770
Net loss attributable to Century Casinos, Inc. shareholders	$(13,544)	$(4,549)

Equity Investment – Smooth Bourbon

The Company purchased membership interests in Smooth Bourbon on April 1, 2022. The Company began consolidating Smooth Bourbon on April 3, 2023 after the Nugget Acquisition and therefore no longer reports its interest in Smooth Bourbon as an equity investment. Following is summarized financial information regarding Smooth Bourbon for the three months ended March 31, 2023:

Amounts in thousands	For the three months ended March 31, 2023
Operating Results
Net operating revenue	$3,852
Earnings from continuing operations	$3,729
Net earnings	$2,181
Net earnings attributable to Century Casinos, Inc.	$1,091

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of March 31, 2024 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2024	$89,975	$7,233	$6,536	$103,744
Currency translation	—	(92)	(135)	(227)
Gross carrying value March 31, 2024	89,975	7,141	6,401	103,517

Accumulated impairment losses January 1, 2024	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses March 31, 2024	(19,786)	(3,375)	—	(23,161)

Net carrying value at January 1, 2024	$70,189	$3,858	$6,536	$80,583
Net carrying value at March 31, 2024	$70,189	$3,766	$6,401	$80,356

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

Intangible assets at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2024	2023
Finite-lived
Casino licenses	$3,626	$2,499
Less: accumulated amortization	(1,546)	(1,417)
	2,080	1,082
Trademarks	16,718	16,718
Less: accumulated amortization	(2,259)	(1,843)
	14,459	14,875
Players club lists	59,253	59,253
Less: accumulated amortization	(15,949)	(14,272)
	43,304	44,981
Total finite-lived intangible assets, net	59,843	60,938
Indefinite-lived
Casino licenses	30,329	30,604
Trademarks	1,634	1,665
Total indefinite-lived intangible assets	31,963	32,269
Total intangible assets, net	$91,806	$93,207

Trademarks

The Company currently owns five trademarks: Century Casinos, Mountaineer, Nugget, Rocky Gap and Casinos Poland. The trademarks are reported as intangible assets on the Company’s condensed consolidated balance sheets.

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

Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2024	Amortization	Balance at March 31, 2024
United States	$14,875	$(416)	$14,459

As of March 31, 2024, estimated amortization expense of the United States trademarks over the next five years was as follows:

Amounts in thousands
2024	$1,249
2025	1,665
2026	1,665
2027	1,665
2028	1,487
Thereafter	6,728
$14,459

The weighted-average amortization period of the United States trademarks is 8.0 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2024	Currency translation	Balance at March 31, 2024
Poland	$1,557	$(31)	$1,526
Corporate and Other	108	—	108
	$1,665	$(31)	$1,634

Casino Licenses: Finite-Lived

As of March 31, 2024, Casinos Poland had eight casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2024	New Casino License	Amortization	Currency translation	Balance at March 31, 2024
Poland	$1,082	$1,176	$(157)	$(21)	$2,080

As of March 31, 2024, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2024	$338
2025	388
2026	361
2027	361
2028	323
Thereafter	309
$2,080

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 3.0 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license.

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

Amounts in thousands	Balance at January 1, 2024	Currency translation	Balance at March 31, 2024
United States	$18,962	$—	$18,962
Canada	11,642	(275)	11,367
	$30,604	$(275)	$30,329

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

Amounts in thousands	Balance at January 1, 2024	Amortization	Balance at March 31, 2024
United States	$44,981	$(1,677)	$43,304

As of March 31, 2024, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2024	$5,099
2025	6,799
2026	6,556
2027	3,888
2028	3,888
Thereafter	17,074
$43,304

The weighted-average amortization period for the player’s club lists is 5.3 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2024 and December 31, 2023 consisted of the following:

Amounts in thousands	March 31, 2024		December 31, 2023
Goldman term loan	$339,509	11.56%	$343,875	11.44%
UniCredit term loan	2,514	3.06%	2,954	3.21%
Total principal	$342,023	11.49%	$346,829	10.89%
Deferred financing costs	(13,475)		(14,149)
Total long-term debt	$328,548		$332,680
Less current portion	(4,937)		(8,468)
Long-term portion	$323,611		$324,212

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaced the Macquarie Credit Agreement. The Goldman Credit Agreement provides for the $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of March 31, 2024, the outstanding balance of the Goldman Term Loan was $339.5 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Term Loan to fund the Nugget Acquisition (including the Acquisition Escrow), for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement and for related fees and expenses. The Company borrowed $30.0 million from the Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition, and repaid the full amount of this borrowing on September 21, 2023.

The Goldman Term Loan matures on April 1, 2029, and the Revolving Facility matures on April 1, 2027. The Revolving Facility includes up to $10.0 million available for the issuance of letters of credit. The Goldman Term Loan requires scheduled quarterly payments of $875,000 equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity. The Company repurchased approximately $3.5 million principal amount of the Goldman Term Loan for 97% of its value in February 2024.

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”) or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the three months ended March 31, 2023 and 2024, the weighted average interest rates under the Goldman Term Loan were 10.62% and 11.56%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of less than $0.1 million were recorded as interest expense in the consolidated statements of loss for each of the three months ended March 31, 2024 and 2023.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all applicable financial covenants under the Goldman Credit Agreement as of March 31, 2024.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million for each of the three months ended March 31, 2024 and 2023. These costs are included in interest expense in the condensed consolidated statements of loss for the three months ended March 31, 2024 and 2023.

Casinos Poland

As of March 31, 2024, CPL had a short-term line of credit with mBank S.A. (“mBank”) used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 2.00% with a borrowing capacity of PLN 5.0 million and is available through June 4, 2024. As of March 31, 2024, the credit facility had no outstanding balance and PLN 5.0 million ($1.3 million based on the exchange rate in effect on March 31, 2024) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.2 million based on the exchange rate in effect on March 31, 2024). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.4 million based on the exchange rate in effect on March 31, 2024) with mBank and will terminate in June 2024 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect on March 31, 2024) in deposits for this purpose as of March 31, 2024. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

CRM previously had a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”) that was converted to a USD loan in November 2021. The loan was paid in full in September 2023 and bore an interest rate of LIBOR plus 1.625%.

As of March 31, 2024, CRM had a credit agreement with UniCredit originally entered into in August 2018 as a $7.4 million line of credit for acquisitions and capital expenditures at the Company’s existing operations or new operations. The line of credit was converted to a EUR 6.0 million term loan in June 2021 (the “UniCredit Term Loan”). The term loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of March 31, 2024, the amount outstanding was EUR 2.3 million ($2.5 million based on the exchange rate in effect on March 31, 2024) and the Company had no further borrowings available. The UniCredit Term Loan is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

As of March 31, 2024, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	UniCredit Term Loan	Total
2024	$2,625	$1,078	$3,703
2025	3,500	1,436	4,936
2026	3,500	—	3,500
2027	3,500	—	3,500
2028	3,500	—	3,500
Thereafter	322,884	—	322,884
Total	$339,509	$2,514	$342,023

6.LONG-TERM FINANCING OBLIGATION

In December 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into a sale and leaseback transaction in connection with the acquisition of the Company’s West Virginia and Missouri properties and entered into the Master Lease to lease the real estate assets. See Note 1 for a list of the Company’s subsidiaries and properties under the Master Lease.

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

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.8 million based on the exchange rate on March 31, 2024) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

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

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including an annual escalator of up to 1.0125%. The estimated future payments are not adjusted for increases based on the CPI or the $4.2 million in additional annual rent related to the Caruthersville casino project that is anticipated to be completed in the fourth quarter of 2024. Remaining cash rent payments adjusted for CPI for the year ending December 31, 2024 are estimated to be $42.5 million.

Amounts in thousands
2024	$40,802
2025	55,082
2026	55,771
2027	56,468
2028	57,174
Thereafter	2,070,706
Total payments	2,336,003
Residual value	21,131
Less imputed interest	(1,702,371)
Total	$654,763

Total payments and interest expense related to the Master Lease for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2024	2023
Payments made per Master Lease	$9,071	$6,455
CPI increase	373	411
Total payments made including CPI increase	9,444	6,866

Cash paid for principal [1]	$—	$—
Cash paid for interest	9,444	6,866

Interest expense	$15,199	$7,120

1. For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the financing obligation to increase.

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

8.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the three months ended March 31, 2024, the Company recognized an income tax benefit of 4.0 million on pre-tax loss of ($15.7) million, representing an effective income tax rate of 25.4% compared to an income tax expense of $1.6 million on pre-tax earnings of $4.7 million, representing an effective income tax rate of 34.9% for the same period in 2023.

For the three months ended March 31, 2024, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the three months ended March 31, 2024.

A number of items caused the effective income tax rate for the three months ended March 31, 2024 to differ from the US federal statutory income tax rate of 21%, including certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. Further, the Company expects to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries. As of March 31, 2024, the Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd.

The Company has unrecognized income tax benefits of $0.5 million due to the Company’s ability to utilize pre-acquisition net operating losses. The Company received notification of an examination by Canada Revenue Agency, and it will assess the ability to recognize the $0.5 million in income tax benefits upon completion of the examination. The Company believes that the examination will conclude during 2024.

9.EARNINGS (LOSS) PER SHARE

The calculation of basic loss per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2024	2023
Weighted average common shares, basic	30,420	30,056
Dilutive effect of stock options	—	—
Weighted average common shares, diluted	30,420	30,056

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2024	2023
Stock options	581	2,545

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three months ended March 31, 2024 and 2023.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. The Company applied the acquisition method of accounting for the Nugget Acquisition and Rocky Gap Acquisition. Identifiable assets and liabilities assumed were recognized and measured at fair value as of the acquisition dates. See

Note 3 for more information about and accounting for the Nugget Acquisition and Rocky Gap Acquisition. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2024.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months
	ended March 31,
Amounts in thousands	2024	2023
Revenue from contracts with customers	$136,017	$108,508
Cost recovery income	—	3,501
Century Casino Calgary sale earn out revenue	—	574
Total revenue	$136,017	$112,583

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, iGaming, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, iGaming, hotel, food and beverage, and other.

Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the three months ended March 31, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$72,307	$12,015	$21,096	$—	$105,418
Pari-mutuel, sports betting and iGaming	1,297	2,092	—	—	3,389
Hotel	9,177	125	—	—	9,302
Food and beverage	9,822	2,727	196	—	12,745
Other	3,431	1,362	357	13	5,163
Net operating revenue	$96,034	$18,321	$21,649	$13	$136,017

	For the three months ended March 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$58,393	$10,598	$25,249	$57	$94,297
Pari-mutuel, sports betting and iGaming	1,282	2,103	—	—	3,385
Hotel	2,403	119	—	—	2,522
Food and beverage	3,110	2,426	231	—	5,767
Other	1,181	1,257	99	—	2,537
Net operating revenue	$66,369	$16,503	$25,579	$57	$108,508

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $2.8 million for the three months ended March 31, 2024 and $1.1 million for the three months ended March 31, 2023. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months ended		For the three months ended
	March 31, 2024		March 31, 2023
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,640	$4,714	$1,351	$2,417
Closing	1,109	6,064	638	2,185
(Decrease)/Increase	$(531)	$1,350	$(713)	$(232)

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

The components of lease expense were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2024	2023
Operating lease expense	$1,313	$1,334

Finance lease expense:
Amortization of right-of-use assets	$33	$24
Interest on lease liabilities	11	9
Total finance lease expense	$44	$33

Variable lease expense	$264	$293

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the three months ended
	March 31,
Amounts in thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$11	$9
Operating cash flows from operating leases	1,155	1,249
Financing cash flows from finance leases	46	38

Right-of-use assets obtained in exchange for operating lease liabilities	$92	$48

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	March 31, 2024	December 31, 2023
Operating leases
Leased right-of-use assets, net	$24,767	$25,973

Current portion of operating lease liabilities	3,411	3,395
Operating lease liabilities, net of current portion	24,701	25,834
Total operating lease liabilities	28,112	29,229

Finance leases
Finance lease right-of-use assets, gross	1,004	1,028
Accumulated depreciation	(323)	(296)
Property and equipment, net	681	732

Current portion of finance lease liabilities	194	199
Finance lease liabilities, net of current portion	371	427
Total finance lease liabilities	565	626

Weighted-average remaining lease term
Operating leases	14.8 years	14.6 years
Finance leases	3.2 years	3.4 years

Weighted-average discount rate
Operating leases	8.8%	8.7%
Finance leases	7.8%	7.7%

Maturities of lease liabilities as of March 31, 2024 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2024	$3,787	$177
2025	4,145	215
2026	3,798	140
2027	3,736	70
2028	3,619	38
Thereafter	36,146	—
Total lease payments	55,231	640
Less imputed interest	(27,119)	(75)
Total	$28,112	$565

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

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments:

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
	Midwest	Century Casino & Hotel — Central City
Century Casino & Hotel — Cripple Creek
Century Casino & Hotel — Cape Girardeau (1)
Century Casino Caruthersville and The Farmstead (1)
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada	Century Casino & Hotel — Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other (2)
Corporate Other (3)

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo.

(2)The Company operated on ship-based casinos through April 16, 2023. See Part I, Item 1 Note 1.

(3)Prior to the Nugget Acquisition, the Company’s equity investment in Smooth Bourbon was included in the Corporate Other reporting unit.

The Company’s chief operating decision maker is a management function comprised of two individuals. These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDAR as the primary profit measure for its reportable segments.

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended March 31, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$96,034	$18,321	$21,649	$13	$136,017
(Loss) earnings before income taxes	(3,278)	1,931	156	(14,489)	(15,680)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(2,782)	$1,132	$3	$(11,897)	$(13,544)
Interest expense (income), net (1)	11,746	2,907	(35)	10,511	25,129
Income tax (benefit) expense	(2,273)	728	151	(2,592)	(3,986)
Depreciation and amortization	10,288	1,149	538	56	12,031
Net earnings attributable to non-controlling interests	1,777	71	2	—	1,850
Non-cash stock-based compensation	—	—	—	503	503
Gain on foreign currency transactions, cost recovery income and other	—	(809)	(143)	(356)	(1,308)
Loss (gain) on disposition of fixed assets	390	(37)	241	—	594
Acquisition costs	—	—	—	(19)	(19)
Adjusted EBITDAR	$19,146	$5,141	$757	$(3,794)	$21,250

(1)Interest expense in the United States and Canada segments primarily relates to the Master Lease.

	For the three months ended March 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$66,369	$16,503	$25,579	$57	$108,508
Earnings from equity investment	—	—	—	1,091	1,091
Earnings (loss) before income taxes	7,151	6,989	2,992	(12,478)	4,654

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,375	$1,867	$1,574	$(10,059)	$(1,243)
Interest expense (income), net (2)	7,119	523	(95)	9,957	17,504
Income tax expense (benefit)	1,776	1,634	632	(2,419)	1,623
Depreciation and amortization	5,032	1,127	635	61	6,855
Net earnings attributable to non-controlling interests	—	3,488	786	—	4,274
Non-cash stock-based compensation	—	—	—	736	736
(Gain) loss on foreign currency transactions and cost recovery income (3)	—	(4,085)	(254)	7	(4,332)
Loss on disposition of fixed assets	470	3	1	5	479
Acquisition costs	—	—	—	158	158
Adjusted EBITDAR	$19,772	$4,557	$3,279	$(1,554)	$26,054

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

(3)Includes $3.5 million related to cost recovery income for CDR and $0.6 million related to the earn out from the sale of casino operations in Calgary in 2020.

14.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into an agreement with Marnell, which along with the Company owns 50% of Smooth Bourbon, for general contracting and consulting services. The Company had a liability of less than $0.1 million related to open invoices in accounts payable on its consolidated balance sheet as of December 31, 2023. There were no assets or liabilities related to Marnell on the Company’s condensed consolidated balance sheet as of March 31, 2024.

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its condensed consolidated financial statements and related notes.

The Company opened its 69 room hotel at its Cape Girardeau location called The Riverview on April 4, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments.

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
	Midwest	Century Casino & Hotel — Central City
Century Casino & Hotel — Cripple Creek
Century Casino & Hotel — Cape Girardeau (1)
Century Casino Caruthersville and The Farmstead (1)
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada	Century Casino & Hotel — Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Cruise Ships & Other (2)
Corporate Other (3)

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo.

(2)We operated ship-based casinos through April 16, 2023.

(3)Prior to the Nugget Acquisition, our equity investment in Smooth Bourbon was included in the Corporate Other reporting unit.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of March 31, 2024, CPL had casino licenses for eight casinos and operated seven casinos throughout Poland. The following table summarizes information about CPL’s casinos as of March 31, 2024.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2028	70	37
Warsaw	Hilton Hotel	June 2025	70	24
Warsaw	LIM Center	July 2024	67	4
Bielsko-Biala(1)	Hotel President	February 2030	52	5
Katowice(1)	Park Inn by Radisson	February 2030	16	4
Wroclaw(2)	Double Tree Hilton Hotel	December 2029	—	—
Krakow	Dwor Kosciuszko Hotel	May 2024	70	5
Lodz(3)	Manufaktura Entertainment Complex	March 2030	70	9

(1)We closed the casinos in Katowice and Bielsko-Biala in October 2023 due to the expiration of the gaming licenses. We were awarded both licenses in February 2024. The Bielsko-Biala casino reopened in February 2024, and the Katowice casino reopened in March 2024 with a reduced gaming floor. We anticipate reopening the full gaming floor at the Katowice casino in the second quarter of 2024.

(2)We closed the Wroclaw casino in November 2023 due to the expiration of the gaming license. We were awarded the license in December 2023; however, we have not reopened the casino because we are relocating it to a new location. The Wroclaw casino is expected to reopen in the third quarter of 2024.

(3)We were awarded a new license for the Lodz casino in March 2024.

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

The Company previously operated several ship-based casinos. The Company’s last concession agreement to operate a ship-based casino ended on April 16, 2023. See “Corporate and Other” below.

Recent Developments Related to Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest and armed conflicts, and other factors. Any worsening in economic conditions in the regions we operate or globally, or the perception that conditions may worsen, could reduce consumer discretionary spending or increase our costs and erode our net income and cash flows.

Other Projects and Developments

Nugget Casino Resort in Reno-Sparks, Nevada

In February 2022, we entered into a definitive agreement with Marnell, pursuant to which we agreed to purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, and (ii) 100% of the membership interests in Nugget. Nugget owns and operates the Nugget Casino Resort in Reno-Sparks, Nevada, and Smooth Bourbon owns the real property on which the casino is located.

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

On July 25, 2023, we completed the Rocky Gap Acquisition. We paid approximately $59.1 million (subject to certain adjustments), and VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap for approximately $203.9 million. In connection with the closing of this transaction, one of our subsidiaries and a subsidiary of VICI PropCo entered into an amendment to the Master Lease. See Part I, Item 1. Note 6, “Long-Term Financing Obligation” for a discussion of the Master Lease as amended to date.

Canada Real Estate Sale

In May 2023, we entered into definitive agreements for subsidiaries of VICI to acquire the real estate assets of the Century Canadian Portfolio. The sale was completed on September 6, 2023 for an aggregate purchase price of CAD 221.7 million ($162.6 million based on the exchange rate on September 6, 2023). The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale. Simultaneous with the closing of the transaction, our existing Master Lease was amended. See Part I, Item 1. Note 6 “Long-Term Financing Obligation” for a discussion of the Master Lease as amended to date.

Caruthersville Land-Based Casino

We are building a new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building. We estimate the project will cost $51.9 million. Construction started in December 2022 with completion expected in the fourth quarter of 2024. We are funding this project with financing provided by VICI PropCo. Following completion, VICI PropCo will own the real estate improvements associated with the Caruthersville project. See Part I, Item 1. Note 6 “Long-Term Financing Obligation” for a discussion of the Master Lease as amended to date. As of March 31, 2024, we had received $46.0 million from VICI PropCo and have spent approximately $27.4 million of those funds on this project.

Cape Girardeau Hotel

We opened our 69 room hotel at our Cape Girardeau location called The Riverview on April 4, 2024. The Riverview is a six story building with 68,000 square feet that is adjacent to and connected with the existing casino building. Construction on the project began in September 2022, and was completed in April 2024. The project cost approximately $30.5 million. We financed the project with cash on hand. As of March 31, 2024, we have spent approximately $28.9 million on this project.

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

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2024	2023	% Change
Canadian dollar (CAD)	1.3476	1.3523	0.3%
Euros (EUR)	0.9209	0.9324	1.2%
Polish zloty (PLN)	3.9899	4.3913	9.1%
Source: Xe Currency Converter

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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,			%
Amounts in thousands	2024	2023	Change	Change
Gaming Revenue	$105,418	$94,297	$11,121	11.8%
Pari-mutuel, Sports Betting and iGaming Revenue	3,389	3,385	4	0.1%
Hotel Revenue	9,302	2,522	6,780	268.8%
Food and Beverage Revenue	12,745	5,767	6,978	121.0%
Other Revenue	5,163	2,537	2,626	103.5%
Net Operating Revenue	136,017	108,508	27,509	25.4%
Gaming Expenses	(55,905)	(48,062)	7,843	16.3%
Pari-mutuel, Sports Betting and iGaming Expenses	(3,751)	(3,712)	39	1.1%
Hotel Expenses	(4,414)	(797)	3,617	453.8%
Food and Beverage Expenses	(12,231)	(5,645)	6,586	116.7%
Other Expenses	(1,474)	(223)	1,251	561.0%
General and Administrative Expenses	(37,924)	(26,479)	11,445	43.2%
Depreciation and Amortization	(12,031)	(6,855)	5,176	75.5%
Gain on Sale of Casino Operations	—	574	574	100.0%
Total Operating Costs and Expenses	(127,730)	(91,199)	36,531	40.1%
Earnings from Equity Investment	—	1,091	(1,091)	(100.0%)
Earnings from Operations	8,287	18,400	(10,113)	(55.0%)

Income Tax Benefit (Expense)	3,986	(1,623)	5,609	345.6%
Net Earnings Attributable to Non-Controlling Interests	(1,850)	(4,274)	2,424	56.7%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(13,544)	(1,243)	(12,301)	(989.6%)
Adjusted EBITDAR (1)	$21,250	$26,054	$(4,804)	(18.4%)

Net Loss Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(0.45)	$(0.04)	$(0.41)	(1025.0%)
Diluted	$(0.45)	$(0.04)	$(0.41)	(1025.0%)

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures – Adjusted EBITDAR” below.

Comparability Impacts

Items impacting comparability of the results include the following:

United States (Nugget) – We acquired the operations of the Nugget on April 3, 2023. The Nugget is reported in the United States reportable segment and contributed $18.4 million in net operating revenue and ($3.0) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2024. The Nugget is in a gaming jurisdiction that is new to us, and we incurred additional general and administrative expenses related to the acquisition in 2023.

United States (Rocky Gap) – We acquired the operations of Rocky Gap on July 25, 2023. Rocky Gap is reported in the United States reportable segment and contributed $14.9 million in net operating revenue and ($2.9) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2024. Rocky Gap is in a gaming jurisdiction that is new to us, and we incurred additional general and administrative expenses related to the acquisition in 2023.

Increased Interest Expense – Increased interest expense negatively impacted net loss attributable to Century Casinos, Inc. shareholders in 2023 and 2024. Interest expense increased $8.2 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to additional properties added to the Master Lease and increased interest rates under the Goldman Credit Agreement.

Canada (Calgary) – In March 2023, we received an earn out payment of CAD 0.8 million ($0.6 million based on the exchange rate on March 31, 2023) related to the 2020 sale of our Calgary casino operations. The earn out period ended in August 2023, and we did not receive any earn out payments during the three months ended March 31, 2024.

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

Weather – Inclement weather in the United States impacted revenue for the three months ended March 31, 2024 compared to March 31, 2023 for our Colorado and West Virginia properties.

Summary of Changes by Reportable Segment

Net operating revenue increased by $27.5 million, or 25.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

•United States increased by $29.7 million, or 44.7%.

•Canada increased by $1.8 million, or 11.0%.

•Poland decreased by ($3.9) million, or (15.4%).

•Corporate and Other remained constant.

Operating costs and expenses increased by $36.5 million, or 40.1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Following is a breakout of operating costs and expenses by segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

•United States increased by $35.5 million, or 68.1%.

•Canada increased by $1.8 million, or 14.3%.

•Poland decreased by ($1.3) million, or (5.5%).

•Corporate and Other increased by $0.5 million, or 14.7%.

Earnings from operations decreased by ($10.1) million, or (55.0%), for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

•United States decreased by ($5.8) million, or (40.7%).

•Canada remained constant.

•Poland decreased by ($2.7) million, or (100.8%).

•Corporate and Other decreased by ($1.7) million, or (66.6%).

Net earnings attributable to Century Casinos, Inc. shareholders decreased by ($12.3) million, or (989.6%), for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Items deducted from or added to earnings from operations to arrive at net earnings attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. Items that impacted the comparability of the results are discussed above. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 2.

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

The reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended March 31, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(2,782)	$1,132	$3	$(11,897)	$(13,544)
Interest expense (income), net (1)	11,746	2,907	(35)	10,511	25,129
Income tax (benefit) expense	(2,273)	728	151	(2,592)	(3,986)
Depreciation and amortization	10,288	1,149	538	56	12,031
Net earnings attributable to non-controlling interests	1,777	71	2	—	1,850
Non-cash stock-based compensation	—	—	—	503	503
Gain on foreign currency transactions, cost recovery income and other	—	(809)	(143)	(356)	(1,308)
Loss (gain) on disposition of fixed assets	390	(37)	241	—	594
Acquisition costs	—	—	—	(19)	(19)
Adjusted EBITDAR	$19,146	$5,141	$757	$(3,794)	$21,250

(1)See “Non-Operating Income (Expense) – Interest” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

	For the three months ended March 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,375	$1,867	$1,574	$(10,059)	$(1,243)
Interest expense (income), net (1)	7,119	523	(95)	9,957	17,504
Income tax expense (benefit)	1,776	1,634	632	(2,419)	1,623
Depreciation and amortization	5,032	1,127	635	61	6,855
Net earnings attributable to non-controlling interests	—	3,488	786	—	4,274
Non-cash stock-based compensation	—	—	—	736	736
(Gain) loss on foreign currency transactions and cost recovery income (2)	—	(4,085)	(254)	7	(4,332)
Loss on disposition of fixed assets	470	3	1	5	479
Acquisition costs	—	—	—	158	158
Adjusted EBITDAR	$19,772	$4,557	$3,279	$(1,554)	$26,054

(1)See “Non-Operating Income (Expense) – Interest” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $3.5 million cost recovery income for CDR and $0.6 million related to the earn out payment from the sale of casino operations in Calgary in 2020.

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

Amounts in thousands	March 31, 2024	March 31, 2023
Total long-term debt, including current portion	$328,548	$349,005
Deferred financing costs	13,475	16,170
Total principal	$342,023	$365,175
Less: Cash and cash equivalents	$136,543	$102,707
Net Debt	$205,480	$262,468

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months
	ended March 31,			%
Amounts in thousands	2024	2023	Change	Change
Gaming Revenue	$72,307	$58,393	$13,914	23.8%
Pari-mutuel, Sports Betting and iGaming Revenue	1,297	1,282	15	1.2%
Hotel Revenue	9,177	2,403	6,774	281.9%
Food and Beverage Revenue	9,822	3,110	6,712	215.8%
Other Revenue	3,431	1,181	2,250	190.5%
Net Operating Revenue	96,034	66,369	29,665	44.7%
Gaming Expenses	(39,474)	(29,662)	9,812	33.1%
Pari-mutuel, Sports Betting and iGaming Expenses	(483)	(631)	(148)	(23.5%)
Hotel Expenses	(4,349)	(733)	3,616	493.3%
Food and Beverage Expenses	(8,825)	(2,542)	6,283	247.2%
Other Expenses	(1,447)	(198)	1,249	630.8%
General and Administrative Expenses	(22,700)	(13,301)	9,399	70.7%
Depreciation and Amortization	(10,288)	(5,032)	5,256	104.5%
Total Operating Costs and Expenses	(87,566)	(52,099)	35,467	68.1%
Earnings from Operations	8,468	14,270	(5,802)	(40.7%)

Income Tax Benefit (Expense)	2,273	(1,776)	4,049	228.0%
Net Earnings Attributable to Non-Controlling Interests	(1,777)	—	(1,777)	(100.0%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(2,782)	5,375	(8,157)	(151.8%)
Adjusted EBITDAR	$19,146	$19,772	$(626)	(3.2%)

We opened The Riverview on April 4, 2024. The Riverview is a 69 room, six-story building with 68,000 square feet that is adjacent to and connected with Century Casino Cape Girardeau. We estimate that the hotel will incrementally increase our annual net revenue by $10.0 million to $12.0 million, net of an estimated impact from the Walker’s Bluff Casino in Illinois, which opened in August 2023. The Walker’s Bluff Casino has increased competition for our Missouri casinos, primarily our Cape Girardeau casino. However, we believe that our marketing efforts have been effective in offsetting this competition to date.

We began consolidating Nugget and Smooth Bourbon in the United States segment on April 3, 2023 following the Second Closing of the Nugget Acquisition, and we began consolidating Rocky Gap on July 25, 2023 following the closing of the Rocky Gap Acquisition.

We partner with sports betting operators that conduct sports wagering at our Colorado, West Virginia and Nevada locations. Each agreement with the sports betting operators provides for a share of net gaming revenue and the Colorado agreements also provide for a minimum revenue guarantee each year. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue. A petition campaign in Missouri to allow voters to determine whether to amend the state constitution to allow sports wagering in the state has gained sufficient signatures to go to a vote as soon as November 2024. If approved, sports betting could be legalized in Missouri by mid-2025. We have partnered with sports betting operators to conduct sports betting at our Missouri casinos if legalized.

In Cripple Creek, a competitor across the street from our casino completed an expansion in late December 2023. The increased availability of hotel rooms in Cripple Creek increased the overall Cripple Creek market, and revenue at our Cripple Creek property increased for the first quarter of 2024 compared to the first quarter of 2023. We believe that we will continue to benefit from any increases in the overall market from nearby expanded hotels or otherwise; however, future periods also could be negatively impacted by this new competitor, either through decreased market share or revenue or increased costs of promotional offers by us in order to compete.

In Central City, two potential competing casinos may open in late 2024. An increase in competitors in that market could lead to a decrease in visitors at our casino and have a negative impact on our results of operations in Central City.

The table below provides results by operating segment within the United States reportable segment.

	For the three months
	ended March 31,			%
Amounts in millions	2024	2023	Change	Change
Net Operating Revenue
East	$38.5	$26.7	$11.8	44.5%
Midwest	39.2	39.7	(0.5)	(1.4%)
West	18.4	—	18.4	100.0%
Total United States	96.1	66.4	29.7	44.7%

Operating Costs and Expenses (1)
East	$34.0	$22.7	$11.3	49.8%
Midwest	24.8	24.3	0.5	2.1%
West	18.4	—	18.4	100.0%
Total United States	77.2	47.0	30.2	64.3%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended March 31, 2024 and 2023

The following discussion highlights results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

East – Increased net operating revenue and operating costs and expenses were due to the acquisition of Rocky Gap. Net operating revenue from our West Virginia operations decreased due to decreased gaming, hotel and food and beverage revenue. In Maryland and West Virginia, snow and inclement weather negatively impacted revenue over three weekends, which are generally our busier days of the week. Moreover, revenue in West Virginia has not rebounded to the levels we saw prior to the legalization of sports betting in Ohio in January 2023. Operating expenses in West Virginia decreased primarily due to gaming-related expenses.

Midwest – Net operating revenue decreased primarily due to decreased gaming revenue at our Cape Girardeau location. Revenue at our Central City property was negatively impacted by inclement weather in the first quarter of 2024. Despite the casino closing for two days due to inclement weather, revenue at our Cripple Creek property increased during the first quarter of 2024 compared to the first quarter of 2023 due to the increase in the Cripple Creek market size from our competitor’s casino and hotel expansion as well as events in the city. Operating expenses in the Midwest operating segment increased due to increased payroll costs.

West – As a new operating segment, all increases are due to the acquisition of the Nugget on April 3, 2023. Inclement weather over holiday weekends negatively impacted revenue during the first quarter of 2024. Beginning in the second quarter of 2024 we have implemented cost saving measures at the Nugget. These measures include marketing improvements, staffing changes and a change to our housekeeping program in the hotels.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures – Adjusted EBITDAR” discussion above.

Canada
	For the three months
	ended March 31,			%
Amounts in thousands	2024	2023	Change	Change
Gaming Revenue	$12,015	$10,598	$1,417	13.4%
Pari-mutuel, Sports Betting and iGaming Revenue	2,092	2,103	(11)	(0.5%)
Hotel Revenue	125	119	6	5.0%
Food and Beverage Revenue	2,727	2,426	301	12.4%
Other Revenue	1,362	1,257	105	8.4%
Net Operating Revenue	18,321	16,503	1,818	11.0%
Gaming Expenses	(2,398)	(2,257)	141	6.2%
Pari-mutuel, Sports Betting and iGaming Expenses	(3,268)	(3,081)	187	6.1%
Hotel Expenses	(65)	(64)	1	1.6%
Food and Beverage Expenses	(2,535)	(2,182)	353	16.2%
Other Expenses	(27)	(25)	2	8.0%
General and Administrative Expenses	(4,850)	(4,340)	510	11.8%
Depreciation and Amortization	(1,149)	(1,127)	22	2.0%
Gain on Sale of Casino Operations	—	574	574	100.0%
Total Operating Costs and Expenses	(14,292)	(12,502)	1,790	14.3%
Earnings from Operations	4,029	4,001	28	0.7%

Income Tax Expense	(728)	(1,634)	(906)	(55.4%)
Net Earnings Attributable to Non-Controlling Interests	(71)	(3,488)	3,417	98.0%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,132	1,867	(735)	(39.4%)
Adjusted EBITDAR	$5,141	$4,557	$584	12.8%

In March 2023, we received an earn out payment of CAD 0.8 million ($0.6 million based on the exchange rate on March 31, 2023) from the sale of the Calgary casino operations in 2020 that is recorded to gain on sale of casino operations in our condensed consolidated statement of loss for the three months ended March 31, 2023.

In February 2023, the AGLC, Alberta’s gaming regulatory agency, approved a temporary increase from 15% of slot machine net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. The increase in the slot machine net sales retention percentage has had a positive impact on net operating revenue and results of operations at our Canadian properties. Effective August 1, 2023, the AGLC extended the operating hours for slot machines by 30 minutes on weekdays and 90 minutes on weekends.

In September 2023, we completed the Canada Real Estate Sale. Interest expense increased $2.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the addition of the Canadian properties to the Master Lease.

Results in US dollars were impacted by a 0.3% increase in the average exchange rate between the US dollar and Canadian dollar for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The tables below provide results for the Canada reportable segment.

	For the three months
	ended March 31,			%
Amounts in CAD, in millions	2024	2023	Change	Change
Net Operating Revenue
Canada	24.7	22.4	2.3	10.6%

Operating Costs and Expenses (1)
Canada	17.7	15.4	2.3	14.9%

	For the three months
	ended March 31,			%
Amounts in USD, in millions	2024	2023	Change	Change
Net Operating Revenue
Canada	$18.3	$16.5	$1.8	11.0%

Operating Costs and Expenses (1)
Canada	$13.1	$11.9	$1.2	10.1%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization and gain on sale of casino operations.

Three Months Ended March 31, 2024 and 2023

The following discussion highlights results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Explanations below are provided based on CAD results.

Gaming and food and beverage revenue increased at all of our Canada locations. The increase in gaming revenue was due primarily to the additional 2% slot machine net sales retained starting April 1, 2023. Operating costs and expenses increased due to increased payroll, cost of goods sold and utility costs.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures – Adjusted EBITDAR” discussion above.

Poland
	For the three months
	ended March 31,			%
Amounts in thousands	2024	2023	Change	Change
Gaming Revenue	$21,096	$25,249	$(4,153)	(16.4%)
Food and Beverage Revenue	196	231	(35)	(15.2%)
Other Revenue	357	99	258	260.6%
Net Operating Revenue	21,649	25,579	(3,930)	(15.4%)
Gaming Expenses	(14,033)	(16,101)	(2,068)	(12.8%)
Food and Beverage Expenses	(871)	(921)	(50)	(5.4%)
General and Administrative Expenses	(6,229)	(5,279)	950	18.0%
Depreciation and Amortization	(538)	(635)	(97)	(15.3%)
Total Operating Costs and Expenses	(21,671)	(22,936)	(1,265)	(5.5%)
(Loss) Earnings from Operations	(22)	2,643	(2,665)	(100.8%)

Income Tax Expense	(151)	(632)	481	76.1%
Net Earnings Attributable to Non-Controlling Interests	(2)	(786)	784	99.7%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	3	1,574	(1,571)	(99.8%)
Adjusted EBITDAR	$757	$3,279	$(2,522)	(76.9%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires for a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. We closed our Wroclaw casino in November 2023 due to the expiration of the gaming license. We were awarded a license for the Wroclaw casino in December 2023 and anticipate reopening the casino in a new location in the third quarter of 2024. We closed the casinos in Bielsko-Biala and Katowice in October 2023 due to the expiration of the gaming licenses. New licenses were awarded in February 2024 for each, and the casinos were reopened in February 2024 and March 2024, respectively. The next license expiration for a CPL casino occurs in May 2024 in Krakow. CPL has applied for a casino license in Krakow ahead of that license’s expiration, but the license has not yet been awarded. There can be no assurance that such license will be received.

Results in US dollars were impacted by a 9.1% increase in the average exchange rate between the US dollar and Polish zloty for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The tables below provide results for the Poland reportable segment.

	For the three months
	ended March 31,			%
Amounts in PLN, in millions	2024	2023	Change	Change
Net Operating Revenue
Poland	86.4	112.3	(25.9)	(23.1%)

Operating Costs and Expenses (1)
Poland	84.3	97.9	(13.6)	(13.9%)

	For the three months
	ended March 31,			%
Amounts in USD, in millions	2024	2023	Change	Change
Net Operating Revenue
Poland	$21.6	$25.6	$(4.0)	(15.4%)

Operating Costs and Expenses (1)
Poland	$21.1	$22.3	$(1.2)	(5.4%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended March 31, 2024 and 2023

The following discussion highlights results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to licensing-related closures at our Bielsko-Biala, Krakow and Wroclaw locations during the first quarter of 2024. Operating costs and expenses decreased due to decreased gaming-related expenses.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures – Adjusted EBITDAR” discussion above.

Corporate and Other
	For the three months
	ended March 31,			%
Amounts in thousands	2024	2023	Change	Change
Gaming Revenue	$—	$57	$(57)	(100.0%)
Other Revenue	13	—	13	100.0%
Net Operating Revenue	13	57	(44)	(77.2%)
Gaming Expenses	—	(42)	(42)	(100.0%)
General and Administrative Expenses	(4,145)	(3,559)	586	16.5%
Depreciation and Amortization	(56)	(61)	(5)	(8.2%)
Total Operating Costs and Expenses	(4,201)	(3,662)	539	14.7%
Earnings from Equity Investment	—	1,091	(1,091)	(100.0%)
Loss from Operations	(4,188)	(2,514)	(1,674)	(66.6%)

Income Tax Benefit	2,592	2,419	173	7.2%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(11,897)	(10,059)	(1,838)	(18.3%)
Adjusted EBITDAR	$(3,794)	$(1,554)	$(2,240)	(144.1%)

As of March 31, 2023, we had a concession agreement with TUI Cruises for one ship-based casino. The agreement ended on April 16, 2023.

Three Months Ended March 31, 2024 and 2023

The following discussion highlights results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Net operating revenue decreased because the remaining ship-based casino contract ended in April 2023. Total operating costs and expenses, including general and administrative expenses, increased due to increased professional services expenses. Earnings from equity investment relates to income from our 50% membership interest in Smooth Bourbon prior to its consolidation in the United States reportable segment on April 3, 2023.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures – Adjusted EBITDAR” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months
	ended March 31,			%
Amounts in thousands	2024	2023	$ Change	Change
Interest Income	$686	$145	$541	373.1%
Interest Expense	(25,815)	(17,649)	(8,166)	(46.3%)
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	1,162	3,758	(2,596)	(69.1%)
Non-Operating (Expense) Income	$(23,967)	$(13,746)	$(10,221)	(74.4%)

Interest income

Interest income is primarily related to interest earned on our cash reserves and, for the three months ended March 31, 2023, interest from the Acquisition Escrow. We earned approximately $0.6 million in interest income in Canada from the funds from the Canada Real Estate Sale for the three months ended March 31, 2024. The Acquisition Escrow was used to fund the Nugget Acquisition on April 3, 2023.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Goldman Credit Agreement, our financing obligation with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and, prior to the Canada Real Estate Sale, interest expense related to the CDR land lease. Increases in interest expense were primarily due to increased interest related to the addition of Rocky Gap and the Century Canadian Portfolio to the financing obligation under the Master Lease with VICI.

A breakdown of interest expense is below.

	For the three months
	ended March 31,
Amounts in thousands	2024	2023
Interest Expense	$43	$86
Interest Expense - Credit Agreements	9,899	9,256
Interest Expense - VICI Financing Obligation	15,199	7,120
Interest Expense - CDR Land Lease	—	513
Interest Expense - Deferred Financing Costs	674	674
Total Interest Expense	$25,815	$17,649

Gain on foreign currency transactions, cost recovery income and other

CDR receives cost recovery income related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of an agreement between CRM and CDR. There was no cost recovery income received by CDR for the three months ended March 31, 2024. Cost recovery income of $3.5 million was received by CDR for the three months ended March 31, 2023.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2024, we recognized an income tax benefit of $4.0 million on pre-tax loss of ($15.7) million, representing an effective income tax rate of 25.4% compared to an income tax expense of $1.6 million on pre-tax income of $4.7 million, representing an effective income tax rate of 34.9% for the same period in 2023. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings, other debt or equity financing activities or funding arrangements with third-party partners, such as VICI.

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the three months
	ended March 31,
Amounts in thousands	2024	2023
Net cash (used in) provided by operating activities	$(11,479)	$12,280
Net cash used in investing activities	(19,528)	(10,791)
Net cash used in financing activities	(924)	(337)

	As of March 31,
Amounts in thousands	2024	2023
Cash, cash equivalents and restricted cash (1)	$136,805	$203,104
Working capital (2)	$90,785	$161,237

(1)Cash, cash equivalents and restricted cash as of March 31, 2024 includes $19.9 million of cash previously funded by VICI PropCo but has not yet been spent on our Caruthersville project, and as of March 31, 2023 included $100.2 million related to the Acquisition Escrow.

(2)Working capital is defined as current assets minus current liabilities and included the $100.2 million related to the Acquisition Escrow as of March 31, 2023.

Operating Activities

Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Cash flows from operations decreased during the three months ended March 31, 2024, primarily due to $12.2 million in income tax payments related to the Canada Real Estate Sale and increased interest expense. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 consisted of $1.2 million for casino licenses in Poland, $0.4 million for various hotel renovations and $0.1 million in restaurant renovations to the Mountaineer property in West Virginia, $0.8 million in slot machine purchases in Maryland, $6.1 million for our hotel project in Cape Girardeau, $6.7 million for our casino project in Caruthersville, $0.2 million for slot machine purchases at our Missouri properties, $0.6 million for slot machine purchases and $0.1 million in various renovations in Nevada, $0.2 million for slot machine purchases, $0.1 million in gaming-related purchases and $0.2 million in hotel renovations at our Colorado properties, $0.4 million related to racing related updates at Century Downs in Canada and $2.5 million in other fixed asset additions at our properties, offset by less than $0.1 million in proceeds from the disposal of assets.

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

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 consisted of $2.0 million in distributions to non-controlling interests and $0.2 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards, offset by $1.3 million in proceeds from borrowings net of principal payments.

Net cash used in financing activities for the three months ended March 31, 2023 consisted of $1.3 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $3.5 million in distributions to non-controlling interests in CDR offset by $4.5 million in proceeds from borrowings net of principal payments.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of March 31, 2024, our total debt under bank borrowings and other agreements, net of $13.5 million related to deferred financing costs, was $328.5 million, of which $323.6 million was long-term debt and $4.9 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement and the UniCredit Term Loan.

Our Goldman Credit Agreement provides for a $350.0 million Term Loan, drawn in April 2022, and a $30.0 million Revolving Facility. No amounts are currently outstanding under the Revolving Facility. For a description of our debt agreements, see Note 5, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $205.5 million as of March 31, 2024 compared to $262.5 million as of March 31, 2023. The decrease in net debt is due to increased cash from the Canada Real Estate Sale, decreased debt due to the purchase of the land that was subject to the land lease at CDR in conjunction with the Canada Real Estate Sale and approximately $3.5 million under our Goldman Term Loan that we repurchased for 97% of its value in February 2024. The CDR land lease was treated as a financing obligation. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures – Net Debt” above.

The following table lists the amount of 2024 maturities of our debt as of March 31, 2024:

Amounts in thousands
Goldman Term Loan (1)	UniCredit Term Loan	Total
$2,625	$1,078	$3,703

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity.

The following table lists the amount of remaining 2024 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$3,787	$177

As of March 31, 2024, estimated cash payments due under the Master Lease for the remainder of 2024 are $42.5 million, which includes a CPI increase but does not include $4.2 million in annual increased rent related to the Caruthersville project. Cash payments to the non-controlling partners under the lease between Smooth Bourbon and Nugget (the “Nugget Lease”) for the remainder of 2024 are $5.7 million.

The following table details cash payments under the Master Lease, CDR Land Lease, which ended in September 2023, and 50% of the cash payments under the Nugget Lease for the three months ended March 31, 2024 and three months ended March 31, 2023.

	For the three months
	ended March 31,
Amounts in thousands	2024	2023
Master Lease	$9,444	$6,866
CDR land lease	—	486
Nugget Lease (1)	1,263	—

(1)Represents payments with respect to the 50% interest in the Nugget Lease owned by Marnell through Smooth Bourbon. Smooth Bourbon is a 50% owned subsidiary of the Company that owns the real estate assets underlying the Nugget Casino Resort.

Rent expense related to the Master Lease and CDR Land Lease is included in interest expense on our condensed consolidated statements of loss. The Nugget Lease is considered an intercompany lease, and income and expense related to the lease are eliminated in consolidation. The 50% interest in the Nugget Lease owned by Marnell through Smooth Bourbon is recorded as noncontrolling interest on our condensed consolidated statements of loss.

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2024. We did not repurchase any common stock during the three months ended March 31, 2024. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of March 31, 2024, we had $136.5 million in cash and cash equivalents compared to $171.3 million in cash and cash equivalents at December 31, 2023. Cash and cash equivalents decreased primarily due to tax payments related to the Canada Real Estate Sale of $12.2 million and purchases of property and equipment of $18.4 million as discussed in “Investing Activities” above. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of March 31, 2024, we had $30.0 million available on our Revolving Facility.

Planned Projects

Planned capital expenditures for the remainder of 2024 include approximately $22.3 million in gaming equipment and renovations to various properties. We are constructing a new land-based casino with a small hotel adjacent to and connected with the existing pavilion building at Century Casino Caruthersville. Construction began in December 2022 with completion expected in the fourth quarter of 2024. We estimate this project will cost $51.9 million. The project is being financed with financing provided by VICI PropCo. As of March 31, 2024, we have received $46.0 million from VICI PropCo and have spent approximately $27.4 million of those funds on this project. As of March 31,2024, we had approximately $19.9 million of cash included in our consolidated balance sheet that was previously funded by VICI PropCo but has not yet been spent on the project. We estimate that we will spend approximately $24.5 million on this project in the remainder of 2024. We completed construction on The Riverview, a hotel at our Cape Girardeau location, in March 2024. We estimate this project cost approximately $30.5 million. We funded the project with cash on hand. As of March 31, 2024, we have spent approximately $28.9 million on this project. We estimate that we will spend approximately $1.6 million on this project in the second quarter of 2024.

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

We estimate that approximately $80.8 million of our total $136.5 million in cash and cash equivalents at March 31, 2024 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated. We intend to repatriate current year earnings in Canada in the form of a cash dividend, which would generally be exempt from taxation except for withholding taxes. Management does not currently anticipate a need or intend to repatriate earnings from other foreign jurisdictions.

Critical Accounting Estimates

As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting – We have completed our review and implementation of financial internal controls for the Nugget and Rocky Gap, which were acquired in April 2023 and July 2023, respectively.

Other than the foregoing, there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 7 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2024. There were no repurchases of common stock during the three months ended March 31, 2024.

Item 5. Other Information

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2024.

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

Date: May 8, 2024