Form 10-Q
period 2024-06-30
CENTURY CASINOS INC /CO/
filed 2024-08-08
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,682,603 shares of common stock, $0.01 par value per share, were outstanding as of August 2, 2024.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$123,200	$171,327
Receivables, net	16,881	18,253
Prepaid expenses	16,555	11,859
Inventories	3,971	4,652
Other current assets	1,385	926
Total Current Assets	161,992	207,017

Property and equipment, net	919,799	913,561
Leased right-of-use assets, net	31,236	25,973
Goodwill	80,251	80,583
Intangible assets, net	89,952	93,207
Deferred income taxes	16,176	37,646
Note receivable, net of current portion and unamortized discount	316	316
Deposits and other	1,972	1,359
Total Assets	$1,301,694	$1,359,662

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,801	$8,468
Current portion of operating lease liabilities	4,419	3,395
Current portion of finance lease liabilities	230	199
Accounts payable	12,372	15,279
Accrued liabilities	36,680	29,056
Accrued payroll	15,039	16,221
Taxes payable	8,120	21,001
Total Current Liabilities	82,661	93,619

Long-term debt, net of current portion and deferred financing costs (Note 5)	323,046	324,212
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	653,762	658,007
Operating lease liabilities, net of current portion	30,264	25,834
Finance lease liabilities, net of current portion	489	427
Taxes payable and other	51,631	41,758
Deferred income taxes	2,828	1,364
Total Liabilities	1,144,681	1,145,221
Commitments and Contingencies (Note 7)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,682,603 and 30,359,931 shares issued and outstanding	307	304
Additional paid-in capital	124,702	124,094
Retained (loss) earnings	(46,090)	9,067
Accumulated other comprehensive loss	(14,340)	(12,073)
Total Century Casinos, Inc. Shareholders' Equity	64,579	121,392
Non-controlling interests	92,434	93,049
Total Equity	157,013	214,441
Total Liabilities and Equity	$1,301,694	$1,359,662

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2024	2023	2024	2023
Operating revenue:
Gaming	$106,888	$100,845	$212,305	$195,141
Pari-mutuel, sports betting and iGaming	5,298	5,057	8,687	8,442
Hotel	12,768	12,235	22,070	14,757
Food and beverage	13,810	11,818	26,555	17,586
Other	7,671	6,806	12,834	9,342
Net operating revenue	146,435	136,761	282,451	245,268
Operating costs and expenses:
Gaming	56,639	50,973	112,544	99,035
Pari-mutuel, sports betting and iGaming	5,938	5,805	9,688	9,517
Hotel	4,894	3,765	9,308	4,562
Food and beverage	12,451	10,587	24,682	16,232
Other	2,584	3,265	4,058	3,488
General and administrative	37,219	34,249	75,144	60,729
Depreciation and amortization	12,449	10,190	24,480	17,044
(Gain) on sale of casino operations (Note 1)	—	(672)	—	(1,246)
Total operating costs and expenses	132,174	118,162	259,904	209,361
Earnings from equity investment	—	30	—	1,121
Earnings from operations	14,261	18,629	22,547	37,028
Non-operating (expense) income:
Interest income	673	119	1,359	265
Interest expense	(25,756)	(18,349)	(51,570)	(35,997)
Gain on foreign currency transactions, cost recovery income and other (Note 1)	1,428	60	2,590	3,817
Non-operating (expense) income, net	(23,655)	(18,170)	(47,621)	(31,915)
(Loss) earnings before income taxes	(9,394)	459	(25,074)	5,113
Income tax expense	(29,619)	(96)	(25,633)	(1,719)
Net (loss) earnings	(39,013)	363	(50,707)	3,394
Net earnings attributable to non-controlling interests	(2,600)	(2,322)	(4,450)	(6,596)
Net loss attributable to Century Casinos, Inc. shareholders	$(41,613)	$(1,959)	$(55,157)	$(3,202)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(1.36)	$(0.06)	$(1.81)	$(0.11)
Diluted	$(1.36)	$(0.06)	$(1.81)	$(0.11)
Weighted average shares outstanding - basic	30,683	30,335	30,551	30,196
Weighted average shares outstanding - diluted	30,683	30,335	30,551	30,196

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2024	2023	2024	2023
Net (loss) earnings	$(39,013)	$363	$(50,707)	$3,394

Other comprehensive (loss) income
Foreign currency translation adjustments	(244)	3,661	(2,349)	4,302
Other comprehensive (loss) income	(244)	3,661	(2,349)	4,302
Comprehensive (loss) income	$(39,257)	$4,024	$(53,056)	$7,696

Comprehensive (income) loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(2,600)	(2,322)	(4,450)	(6,596)
Foreign currency translation adjustments	42	(518)	82	(693)
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(41,815)	$1,184	$(57,424)	$407

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for share information	2024	2023	2024	2023
Common Stock
Balance, beginning of period	$307	$303	$304	$299
Performance stock unit issuance	—	—	3	4
Balance, end of period	307	303	307	303

Additional Paid-in Capital
Balance, beginning of period	$124,359	$121,095	$124,094	$121,653
Amortization of stock-based compensation	343	928	846	1,664
Performance stock unit issuance	—	—	(238)	(1,294)
Balance, end of period	124,702	122,023	124,702	122,023

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(14,138)	$(14,723)	$(12,073)	$(15,189)
Foreign currency translation adjustment	(202)	3,143	(2,267)	3,609
Balance, end of period	(14,340)	(11,580)	(14,340)	(11,580)

Retained (Loss) Earnings
Balance, beginning of period	$(4,477)	$36,022	$9,067	$37,265
Net loss	(41,613)	(1,959)	(55,157)	(3,202)
Balance, end of period	(46,090)	34,063	(46,090)	34,063

Total Century Casinos, Inc. Shareholders' Equity	$64,579	$144,809	$64,579	$144,809

Non-controlling Interests
Balance, beginning of period	$92,898	$11,084	$93,049	$10,171
Net earnings	2,600	2,322	4,450	6,596
Foreign currency translation adjustment	(42)	518	(82)	693
Distributions to non-controlling interests	(3,022)	(4,265)	(4,983)	(7,801)
Consolidation of Smooth Bourbon, LLC	—	92,125	—	92,125
Balance, end of period	92,434	101,784	92,434	101,784

Total Equity	$157,013	$246,593	$157,013	$246,593

Common shares issued	—	—	322,672	464,384

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2024	2023
Cash Flows (used in) provided by Operating Activities:
Net (loss) earnings	$(50,707)	$3,394
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	24,480	17,044
Lease amortization	1,873	2,057
Loss on disposition of fixed assets	843	446
Income from equity investment	—	(1,121)
Amortization of stock-based compensation expense	846	1,664
Amortization of deferred financing costs	1,348	1,347
Gain on debt repurchase (Note 5)	(146)	—
Gain on sale of operations (Note 1)	—	(1,246)
Deferred taxes	22,937	(1,842)
Changes in Operating Assets and Liabilities:
Receivables, net	1,214	2,886
Prepaid expenses and other assets	(4,181)	1,246
Accounts payable	(3,966)	(5,203)
Other current and long-term liabilities	10,926	1,745
Inventories	654	(490)
Accrued payroll	(993)	(83)
Taxes payable	(13,604)	(744)
Net cash (used in) provided by operating activities	(8,476)	21,100

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(34,340)	(26,016)
Smooth Bourbon dividends (Note 3)	—	2,256
Smooth Bourbon consolidation (Note 3)	—	528
Nugget acquisition, net of cash acquired (Note 3)	—	(97,954)
Purchase of intangible assets - casino license	(1,759)	—
Proceeds from disposition of assets	47	73
Century Casino Calgary sale earn out	—	1,246
Net cash used in investing activities	(36,052)	(119,867)

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	9,900	14,800
Principal payments	(5,063)	(2,821)
Distributions to non-controlling interests	(4,983)	(5,600)
Repurchase of shares to satisfy tax withholding	(235)	(1,290)
Net cash (used in) provided by financing activities	(381)	5,089

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(3,237)	$389

Decrease in Cash, Cash Equivalents and Restricted Cash	$(48,146)	$(93,289)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$171,590	$202,131
Cash, Cash Equivalents and Restricted Cash at End of Period	$123,444	$108,842

Supplemental Disclosure of Cash Flow Information:
Interest paid	$41,580	$33,971
Income taxes paid	$14,724	$3,808
Non-Cash Investing Activities:
Purchase of property and equipment on account	$4,550	$7,164

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of June 30, 2024 are detailed below.

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

•Rocky Gap Casino, Resort & Golf in Flintstone, Maryland (“Rocky Gap” or “ROK”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”) (1)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“St. Albert” or “CSA”) (1); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“Century Mile” or “CMR”) (1)

(1)Subsidiaries of VICI Properties Inc. (“VICI”), an unaffiliated third party, own the real estate assets underlying these properties, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, and subsidiaries of the Company lease these properties under a master lease with the VICI subsidiaries.

(2)Smooth Bourbon, LLC (“Smooth Bourbon”), a 50% owned subsidiary of the Company, owns the real estate assets underlying this property. Smooth Bourbon is consolidated as a subsidiary for which the Company has a controlling financial interest. See discussion below.

The Company’s Colorado, West Virginia and Nevada subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps. In February 2024, the Company and Circa Sports (“Circa”) mutually agreed to cancel its sports betting agreement for the Company’s Cripple Creek property. The agreement was terminated as of May 31, 2024. As part of the termination agreement, the Company received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. The breakage fee was recorded as other revenue on the Company’s condensed consolidated statements of loss for the three and six months ended June 30, 2024.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of June 30, 2024, CPL operated seven casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 4 for additional information regarding CPL’s gaming licenses and casinos.

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

Caruthersville Land-Based Casino and Hotel

The Company is building a new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building. Construction on the project began in December 2022 and it is expected to be completed in mid-November 2024 with an estimated project cost of $51.9 million. The Company is financing this project through financing provided by VICI PropCo. As of June 30, 2024, the Company has received $50.0 million in financing from VICI PropCo and has spent approximately $36.0 million of those funds on this project. As of June 30, 2024, the Company had approximately $14.0 million of cash included in its condensed consolidated balance sheet that was previously funded by VICI PropCo but has not yet been spent on the project.

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

Terminated Projects

Century Sports

In December 2020, the Company sold its Century Casino Calgary casino operations. The definitive agreement to sell the casino operations provided for a three year quarterly earn out that ended on August 4, 2023. The Company received earn out payments of CAD 0.9 million ($0.7 million based on the exchange rate on June 30, 2023) and CAD 1.7 million ($1.3 million based on the exchange rate on June 30, 2023) that it recorded to gain on sale of casino operations in its condensed consolidated statements of loss for the three and six months ended June 30, 2023. The earn out payments are included in the Canada reportable segment.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	June 30,	June 30,
Amounts in thousands	2024	2023
Cash and cash equivalents	$123,200	$108,595
Restricted cash included in deposits and other	244	247
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$123,444	$108,842

As of June 30, 2024, the Company had $0.1 million related to payment of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of June 30, 2023, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of June 30,	As of December 31,
Ending Rates	2024	2023
Canadian dollar (CAD)	1.3729	1.3232
Euros (EUR)	0.9353	0.9030
Polish zloty (PLN)	4.0345	3.9155

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2024	2023	% Change	2024	2023	% Change
Canadian dollar (CAD)	1.3683	1.3437	(1.8%)	1.3579	1.3480	(0.7%)
Euros (EUR)	0.9290	0.9181	(1.2%)	0.9250	0.9252	—
Polish zloty (PLN)	3.9965	4.1758	4.3%	3.9932	4.2835	6.8%
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

Cost Recovery Income – Cost recovery income is related to infrastructure built during the development of CDR. The infrastructure was built by the non-controlling shareholders prior to the Company’s acquisition of its controlling ownership interest in CDR. Income received by CDR related to cost recoveries is included in gain on foreign currency transactions, cost recovery income and other. The distribution of cost recovery income to CDR’s non-controlling shareholders is recorded as distributions to non-controlling interests.

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

As of April 3, 2023, the Company began consolidating Nugget as a wholly-owned subsidiary. Nugget contributed $39.2 million in net operating revenue and ($12.8) million in net loss attributable to Century Casinos, Inc. shareholders for the six months ended June 30, 2024 and $27.0 million in net operating revenue and $2.8 million in net earnings attributable to Century Casinos, Inc. shareholders for the six months ended June 30, 2023.

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

Acquisition-related costs

The Company incurred acquisition costs of $0.3 million for the three and six months ended June 30, 2023 in connection with the Nugget Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Nugget Acquisition, the Company and the sellers entered into a consulting agreement in December 2022, whereby the sellers agreed to provide the Company with certain consulting services following the Nugget Acquisition. The agreement compensated the sellers for services following the Nugget Acquisition as performed by employees at a monthly rate. Fees incurred under the agreement were $0.2 million for the three and six months ended June 30, 2023. The agreement ended on September 30, 2023.

Acquisition-Related Contingencies

Nugget is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before April 3, 2023. Estimated losses have been accrued as of the Nugget Acquisition date for these proceedings in accordance with Accounting Standards Codification Topic 450 “Contingencies” (“ASC Topic 450”), which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of June 30, 2024.

Acquisition – Rocky Gap

On July 25, 2023, the Company completed its previously announced Rocky Gap Acquisition of 100% of the membership interests in Evitts Resort, LLC from Lakes Maryland. Evitts Resort, LLC operates Rocky Gap Casino, Resort & Golf, located in Flintstone, Maryland. Simultaneous with the closing of the Rocky Gap Acquisition, affiliates of VICI purchased the land and building associated with Rocky Gap. On July 25, 2023, the Company amended its Master Lease to add the Rocky Gap property. The Rocky Gap Acquisition was financed with $30.0 million borrowed under the revolving credit facility (“Revolving Facility”) under the Goldman Credit Agreement and cash on hand. In connection with the Rocky Gap Acquisition, the Company made an initial payment to Lakes Maryland of $59.1 million on July 25, 2023. This amount included a base price of $56.1 million plus an adjustment based on the estimated working capital of Rocky Gap at closing. The Company paid an additional $0.1 million in working capital adjustments on December 18, 2023.

As of July 25, 2023, the Company began consolidating Rocky Gap as a wholly-owned subsidiary. Rocky Gap contributed $32.8 million in net operating revenue and ($8.4) million in net loss attributable to Century Casinos, Inc. shareholders for the six months ended June 30, 2024.

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

The real estate assets that were sold to VICI PropCo Buyer and leased back to the Company were adjusted to fair value concurrently with the Rocky Gap Acquisition. The fair value was determined utilizing the direct capitalization method of the income approach. The fair value of the acquired real estate assets was determined to be $203.9 million. The income approach incorporates all tangible and intangible property and served as a ceiling for the fair values of the acquired assets of the ongoing business enterprise, while still taking into account the premise of highest and best use.

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

The Company has finalized the allocation of the purchase price of the Rocky Gap Acquisition. Details of the purchase price allocation for the Rocky Gap Acquisition in the table below are based on estimated fair values of assets and liabilities as of July 25, 2023. The Rocky Gap Acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the Rocky Gap Acquisition have been recorded at their fair values.

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

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.1 million for the three and six months ended June 30, 2023 in connection with the Rocky Gap Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Rocky Gap Acquisition, the Company and the sellers entered into a consulting agreement in July 2023, whereby the sellers agreed to provide the Company with certain transitional services following the Rocky Gap Acquisition. The agreement compensated the sellers for services following the Rocky Gap Acquisition as performed by employees at a monthly rate. The agreement ended on October 8, 2023. There were no fees incurred under the agreement for the six months ended June 30, 2023.

Acquisition-Related Contingencies

Rocky Gap is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before the July 25, 2023 closing of the Rocky Gap Acquisition. Estimated losses have been accrued as of the Rocky Gap Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition, and those estimated losses are not expected to have a material impact on its results of operations. The Company had no acquisition-related contingencies recorded as of June 30, 2024.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Nugget Acquisition and Rocky Gap Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Nugget Acquisition and Rocky Gap Acquisition for the six months ended June 30, 2023, including (i) pro forma adjustments to record interest expense related to the Goldman Credit Agreement, borrowing of the Revolving Facility under the Goldman Credit Agreement, and interest on the VICI financing obligation, (ii) pro forma adjustments to record depreciation and amortization for assets acquired in the Nugget Acquisition and Rocky Gap Acquisition, (iii) an estimated tax impact, and (iv) pro forma adjustments to record Smooth Bourbon as a consolidated subsidiary as of January 1, 2023. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results.

	For the six months ended
	June 30,
Amounts in thousands, except for per share information	2024	2023
Net operating revenue	$282,451	$283,524
Net loss attributable to Century Casinos, Inc. shareholders	$(55,157)	$(10,750)

Equity Investment – Smooth Bourbon

The Company purchased membership interests in Smooth Bourbon on April 1, 2022. The Company began consolidating Smooth Bourbon on April 3, 2023 after the Nugget Acquisition and therefore no longer reports its interest in Smooth Bourbon as an equity investment. Following is summarized financial information regarding Smooth Bourbon for the three and six months ended June 30, 2023:

Amounts in thousands	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Operating Results
Net operating revenue	$207	$4,059
Earnings from continuing operations	$104	$3,833
Net earnings	$60	$2,241
Net earnings attributable to Century Casinos, Inc.	$30	$1,121

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of June 30, 2024 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2024	$89,975	$7,233	$6,536	$103,744
Currency translation	—	(139)	(193)	(332)
Gross carrying value June 30, 2024	89,975	7,094	6,343	103,412

Accumulated impairment losses January 1, 2024	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses June 30, 2024	(19,786)	(3,375)	—	(23,161)

Net carrying value at January 1, 2024	$70,189	$3,858	$6,536	$80,583
Net carrying value at June 30, 2024	$70,189	$3,719	$6,343	$80,251

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

Intangible assets at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2024	2023
Finite-lived
Casino licenses	$3,468	$2,499
Less: accumulated amortization	(966)	(1,417)
	2,502	1,082
Trademarks	16,718	16,718
Less: accumulated amortization	(2,675)	(1,843)
	14,043	14,875
Players club lists	59,253	59,253
Less: accumulated amortization	(17,648)	(14,272)
	41,605	44,981
Total finite-lived intangible assets, net	58,150	60,938
Indefinite-lived
Casino licenses	30,182	30,604
Trademarks	1,620	1,665
Total indefinite-lived intangible assets	31,802	32,269
Total intangible assets, net	$89,952	$93,207

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

Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2024	Amortization	Balance at June 30, 2024
United States	$14,875	$(832)	$14,043

As of June 30, 2024, estimated amortization expense of the United States trademarks over the next five years was as follows:

Amounts in thousands
2024	$832
2025	1,665
2026	1,665
2027	1,665
2028	1,665
Thereafter	6,551
$14,043

The weighted-average amortization period of the United States trademarks is 7.8 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2024	Currency translation	Balance at June 30, 2024
Poland	$1,557	$(45)	$1,512
Corporate and Other	108	—	108
	$1,665	$(45)	$1,620

Casino Licenses: Finite-Lived

As of June 30, 2024, Casinos Poland had seven casino licenses (and six active casinos), each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2024	New Casino License	Amortization	Currency translation	Balance at June 30, 2024
Poland	$1,082	$1,760	$(304)	$(36)	$2,502

As of June 30, 2024, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2024	$265
2025	482
2026	455
2027	455
2028	417
Thereafter	428
$2,502

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 4.0 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license. The Company closed the Krakow casino in May 2024 and the LIM Center casino in Warsaw in July 2024 due to the expiration of the gaming licenses. CPL applied for casino licenses in Krakow and the LIM Center casino in Warsaw ahead of the licenses’ expiration, but the licenses have not yet been awarded.

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

Amounts in thousands	Balance at January 1, 2024	Currency translation	Balance at June 30, 2024
United States	$18,962	$—	$18,962
Canada	11,642	(422)	11,220
	$30,604	$(422)	$30,182

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

Amounts in thousands	Balance at January 1, 2024	Amortization	Balance at June 30, 2024
United States	$44,981	$(3,376)	$41,605

As of June 30, 2024, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2024	$3,399
2025	6,798
2026	6,556
2027	3,888
2028	3,888
Thereafter	17,076
$41,605

The weighted-average amortization period for the player’s club lists is 5.0 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2024 and December 31, 2023 consisted of the following:

Amounts in thousands	June 30, 2024		December 31, 2023
Goldman term loan	$339,509	11.55%	$343,875	11.44%
UniCredit term loan	2,139	3.02%	2,954	3.21%
Total principal	$341,648	11.48%	$346,829	10.89%
Deferred financing costs	(12,801)		(14,149)
Total long-term debt	$328,847		$332,680
Less current portion	(5,801)		(8,468)
Long-term portion	$323,046		$324,212

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaced a credit agreement with Macquarie Capital (the “Macquarie Credit Agreement”). The Goldman Credit Agreement provides for the $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of June 30, 2024, the outstanding balance of the Goldman Term Loan was $339.5 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Term Loan to fund the Nugget Acquisition (including the Acquisition Escrow), for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement and for related fees and expenses. The Company borrowed $30.0 million from the Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition, and repaid the full amount of this borrowing on September 21, 2023.

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

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”), or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the six months ended June 30, 2023 and 2024, the weighted average interest rates under the Goldman Term Loan were 10.92% and 11.55%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of $0.1 million were recorded as interest expense in the condensed consolidated statements of loss for each of the three and six months ended June 30, 2024 and 2023.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all applicable financial covenants under the Goldman Credit Agreement as of June 30, 2024.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million and $1.3 million for each of the three and six months ended June 30, 2024 and June 30, 2023. These costs are included in interest expense in the condensed consolidated statements of loss for the three and six months ended June 30, 2024 and 2023.

Casinos Poland

As of June 30, 2024, CPL had a short-term line of credit with mBank S.A. (“mBank”) used to finance current operations. The line of credit bears an interest rate of overnight WIBOR plus 2.00% with a borrowing capacity of PLN 5.0 million. As of June 30, 2024, the credit facility had no outstanding balance and PLN 5.0 million ($1.2 million based on the exchange rate in effect on June 30, 2024) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. The line of credit was amended in May 2024 to extend the line of credit through June 3, 2026.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.2 million based on the exchange rate in effect on June 30, 2024). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.4 million based on the exchange rate in effect on June 30, 2024) with mBank and will terminate in January 2031 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect on June 30, 2024) in deposits for this purpose as of June 30, 2024. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

CRM previously had a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”) that was converted to a USD loan in November 2021. The loan was paid in full in September 2023 and bore an interest rate of LIBOR plus 1.625%.

As of June 30, 2024, CRM had a credit agreement with UniCredit originally entered into in August 2018 as a $7.4 million line of credit for acquisitions and capital expenditures at the Company’s existing operations or new operations. The line of credit was converted to a EUR 6.0 million term loan in June 2021 (the “UniCredit Term Loan”). The UniCredit Term Loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of June 30, 2024, the amount outstanding was EUR 2.0 million ($2.1 million based on the exchange rate in effect on June 30, 2024) and the Company had no further borrowings available. The UniCredit Term Loan is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

As of June 30, 2024, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	UniCredit Term Loan	Total
2024	$2,625	$713	$3,338
2025	3,500	1,426	4,926
2026	3,500	—	3,500
2027	3,500	—	3,500
2028	3,500	—	3,500
Thereafter	322,884	—	322,884
Total	$339,509	$2,139	$341,648

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

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.6 million based on the exchange rate on June 30, 2024) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

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

The rent under the Master Lease currently escalates at the greater of either 1.0125% (the “Base Rent Escalator”) or the increase in the Consumer Price Index (“CPI”). The CPI rent escalator for the Century Canadian Portfolio is capped at 2.5%. The Base Rent Escalator is subject to adjustment from and after the sixth year of the Master Lease if the Minimum Rent Coverage Ratio (as defined in the Master Lease) is not satisfied.

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the Base Rent Escalator of 1.0125%. The estimated future payments shown below are not adjusted for increases based on the CPI or the $4.2 million in additional annual rent related to the Caruthersville casino project that is anticipated to be completed in mid-November 2024. Remaining cash rent payments adjusted for CPI for the year ending December 31, 2024 are estimated to be $27.2 million.

Amounts in thousands
2024	$26,070
2025	54,916
2026	55,603
2027	56,298
2028	57,001
Thereafter	2,064,463
Total payments	2,314,351
Residual value	20,860
Less imputed interest	(1,681,449)
Total	$653,762

Total payments and interest expense related to the Master Lease for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2024	2023	2024	2023
Payments made per Master Lease	$14,635	$6,456	$23,706	$12,911
CPI increase	560	410	933	820
Total payments made including CPI increase	15,195	6,866	24,639	13,731

Cash paid for principal (1)	$—	$—	$—	$—
Cash paid for interest	15,195	6,866	24,639	13,731

Interest expense	$15,175	$7,299	$30,374	$14,418

(1)For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the financing obligation to increase.

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

8.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the six months ended June 30, 2024, the Company recognized an income tax expense of $25.6 million on pre-tax loss of ($25.1) million, representing an effective income tax rate of (102.2%) compared to an income tax expense of $1.7 million on pre-tax earnings of $5.1 million, representing an effective income tax rate of 33.6% for the same period in 2023. The change in the effective tax rate compared to the same period in 2023 is primarily the result of a valuation allowance recorded during the second quarter of 2024, which is described below.

For the six months ended June 30, 2024, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the six months ended June 30, 2024.

A number of items caused the effective income tax rate for the six months ended June 30, 2024 to differ from the US federal statutory income tax rate of 21%, including certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. Further, the Company expects to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

During the second quarter of 2024, the Company recorded a valuation allowance on its net deferred tax assets related to the United States, resulting in $23.8 million of tax expense. Based on the analysis of future realization of the United States deferred tax assets, the Company concluded that it is more likely than not that the benefit from certain deferred tax assets will not be realized and therefore recorded the valuation allowance. The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd.

The Company has unrecognized income tax benefits of $0.5 million due to the Company’s ability to utilize pre-acquisition net operating losses. The Company received notification of an examination by Canada Revenue Agency of its Edmonton property, and it will assess the ability to recognize the $0.5 million in income tax benefits upon completion of the examination. The Company believes that the examination will conclude during 2024.

9.EARNINGS (LOSS) PER SHARE

The calculation of basic loss per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2024	2023	2024	2023
Weighted average common shares, basic	30,683	30,335	30,551	30,196
Dilutive effect of stock options	—	—	—	—
Weighted average common shares, diluted	30,683	30,335	30,551	30,196

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2024	2023	2024	2023
Stock options	121	2,232	336	2,391

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and six months ended June 30, 2024 and 2023.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. The Company applied the acquisition method of accounting for the Nugget Acquisition and Rocky Gap Acquisition. Identifiable assets and liabilities assumed were recognized and measured at fair value as of the acquisition dates. See Note 3 for more information about and accounting for the Nugget Acquisition and Rocky Gap Acquisition. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2024.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2024	2023	2024	2023
Revenue from contracts with customers	$146,435	$136,761	$282,451	$245,268
Cost recovery income	1,066	—	1,066	3,501
Century Casino Calgary sale earn out revenue	—	672	—	1,246
Total revenue	$147,501	$137,433	$283,517	$250,015

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, iGaming, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, iGaming, hotel, food and beverage, and other.

Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the three months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$74,768	$12,506	$19,614	$—	$106,888
Pari-mutuel, sports betting and iGaming	2,775	2,523	—	—	5,298
Hotel	12,618	150	—	—	12,768
Food and beverage	10,510	3,084	216	—	13,810
Other	5,844	1,564	263	—	7,671
Net operating revenue	$106,515	$19,827	$20,093	$—	$146,435

	For the three months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$65,988	$11,598	$23,255	$4	$100,845
Pari-mutuel, sports betting and iGaming	2,387	2,670	—	—	5,057
Hotel	12,111	124	—	—	12,235
Food and beverage	8,569	3,010	239	—	11,818
Other	5,353	1,432	21	—	6,806
Net operating revenue	$94,408	$18,834	$23,515	$4	$136,761

	For the six months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$147,072	$24,523	$40,710	$—	$212,305
Pari-mutuel, sports betting and iGaming	4,070	4,617	—	—	8,687
Hotel	21,795	275	—	—	22,070
Food and beverage	20,331	5,812	412	—	26,555
Other	9,275	2,926	620	13	12,834
Net operating revenue	$202,543	$38,153	$41,742	$13	$282,451

	For the six months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$124,378	$22,199	$48,503	$61	$195,141
Pari-mutuel, sports betting and iGaming	3,669	4,773	—	—	8,442
Hotel	14,514	243	—	—	14,757
Food and beverage	11,678	5,438	470	—	17,586
Other	6,533	2,689	120	—	9,342
Net operating revenue	$160,772	$35,342	$49,093	$61	$245,268

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $2.4 million and $2.7 million for the three and six months ended June 30, 2024 and $1.5 million for the three and six months ended June 30, 2023. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months ended		For the three months ended
	June 30, 2024		June 30, 2023
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,109	$6,064	$638	$2,185
Closing	853	7,121	652	3,706
(Decrease)/Increase	$(256)	$1,057	$14	$1,521

	For the six months ended		For the six months ended
	June 30, 2024		June 30, 2023
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,640	$4,714	$1,351	$2,417
Closing	853	7,121	652	3,706
(Decrease)/Increase	$(787)	$2,407	$(699)	$1,289

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

The components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2024	2023	2024	2023
Operating lease expense	$1,595	$1,394	$2,934	$2,737

Finance lease expense:
Amortization of right-of-use assets	$40	$23	$79	$47
Interest on lease liabilities	14	9	28	18
Total finance lease expense	$54	$32	$107	$65

Variable lease expense	$263	$343	$537	$650

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,
Amounts in thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$28	$18
Operating cash flows from operating leases	2,624	2,665
Financing cash flows from finance leases	124	77

Right-of-use assets obtained in exchange for operating lease liabilities	$7,830	$48

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	June 30, 2024	December 31, 2023
Operating leases
Leased right-of-use assets, net	$31,236	$25,973

Current portion of operating lease liabilities	4,419	3,395
Operating lease liabilities, net of current portion	30,264	25,834
Total operating lease liabilities	34,683	29,229

Finance leases
Finance lease right-of-use assets, gross	1,142	1,028
Accumulated depreciation	(275)	(296)
Property and equipment, net	867	732

Current portion of finance lease liabilities	230	199
Finance lease liabilities, net of current portion	489	427
Total finance lease liabilities	719	626

Weighted-average remaining lease term
Operating leases	13.0 years	14.6 years
Finance leases	3.4 years	3.4 years

Weighted-average discount rate
Operating leases	8.5%	8.7%
Finance leases	7.9%	7.7%

Maturities of lease liabilities as of June 30, 2024 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2024	$3,357	$145
2025	5,644	267
2026	5,301	193
2027	5,239	124
2028	5,123	92
Thereafter	37,913	5
Total lease payments	62,577	826
Less imputed interest	(27,894)	(107)
Total	$34,683	$719

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

(2)The Company operated on ship-based casinos through April 16, 2023. See Part I, Item 1 Note 1, “Description of Business and Basis of Presentation”.

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$106,515	$19,827	$20,093	$—	$146,435
Earnings (loss) before income taxes	2,408	2,308	28	(14,138)	(9,394)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(27,593)	$1,009	$(40)	$(14,989)	$(41,613)
Interest expense (income), net (1)	11,694	3,152	(20)	10,257	25,083
Income tax expense	28,225	456	87	851	29,619
Depreciation and amortization	10,803	1,088	515	43	12,449
Net earnings (loss) attributable to non-controlling interests	1,776	843	(19)	—	2,600
Non-cash stock-based compensation	—	—	—	343	343
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	—	(1,098)	(189)	5	(1,282)
Loss on disposition of fixed assets	132	1	116	—	249
Adjusted EBITDAR	$25,037	$5,451	$450	$(3,490)	$27,448

(1)Interest expense in the United States and Canada segments primarily relates to the Master Lease.

(2)Includes $1.1 million related to cost recovery income for CDR.

	For the three months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$94,408	$18,834	$23,515	$4	$136,761
Earnings from equity investment	—	—	—	30	30
Earnings (loss) before income taxes	10,232	4,051	1,445	(15,269)	459

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,252	$2,729	$704	$(12,644)	$(1,959)
Interest expense (income), net (2)	7,299	547	(117)	10,501	18,230
Income tax expense (benefit)	1,188	1,145	388	(2,625)	96
Depreciation and amortization	8,326	1,146	661	57	10,190
Net earnings attributable to non-controlling interests	1,792	177	353	—	2,322
Non-cash stock-based compensation	—	—	—	928	928
Gain on foreign currency transactions and cost recovery income (3)	—	(630)	(104)	(3)	(737)
Gain on disposition of fixed assets	(33)	—	—	—	(33)
Acquisition costs	—	—	—	251	251
Adjusted EBITDAR	$25,824	$5,114	$1,885	$(3,535)	$29,288

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

(3)Includes $0.7 million related to the earn out from the sale of casino operations in Calgary in 2020.

	For the six months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$202,543	$38,153	$41,742	$13	$282,451
(Loss) earnings before income taxes	(879)	4,244	186	(28,625)	(25,074)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(29,137)	$2,146	$(35)	$(28,131)	$(55,157)
Interest expense (income), net (1)	23,440	6,061	(55)	20,765	50,211
Income tax expense (benefit)	24,705	1,184	238	(494)	25,633
Depreciation and amortization	21,093	2,237	1,053	97	24,480
Net earnings (loss) attributable to non-controlling interests	3,553	914	(17)	—	4,450
Non-cash stock-based compensation	—	—	—	846	846
Gain on foreign currency transactions, cost recovery income and other (2)	—	(1,907)	(333)	(350)	(2,590)
Loss (gain) on disposition of fixed assets	521	(36)	357	1	843
Acquisition costs	—	—	—	(19)	(19)
Adjusted EBITDAR	$44,175	$10,599	$1,208	$(7,285)	$48,697

(1)Interest expense in the United States and Canada segments primarily relates to the Master Lease.

(2)Includes $1.1 million related to cost recovery income for CDR.

	For the six months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$160,772	$35,342	$49,093	$61	$245,268
Earnings from equity investment	—	—	—	1,121	1,121
Earnings (loss) before income taxes	17,383	11,046	4,436	(27,752)	5,113

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$12,627	$4,602	$2,277	$(22,708)	$(3,202)
Interest expense (income), net (2)	14,418	1,070	(211)	20,455	35,732
Income tax expense (benefit)	2,964	2,779	1,020	(5,044)	1,719
Depreciation and amortization	13,357	2,272	1,295	120	17,044
Net earnings attributable to non-controlling interests	1,792	3,665	1,139	—	6,596
Non-cash stock-based compensation	—	—	—	1,664	1,664
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	—	(4,715)	(358)	5	(5,068)
Loss on disposition of fixed assets	437	3	1	5	446
Acquisition costs	—	—	—	409	409
Adjusted EBITDAR	$45,595	$9,676	$5,163	$(5,094)	$55,340

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

(3)Includes $1.2 million related to the earn out from the sale of casino operations in Calgary in 2020 and $3.5 million related to cost recovery income for CDR.

14.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into an agreement with Marnell, which along with the Company owns 50% of Smooth Bourbon, for general contracting and consulting services. The Company had a liability of less than $0.1 million related to open invoices in accounts payable on its consolidated balance sheet as of December 31, 2023. There were no assets or liabilities related to Marnell on the Company’s condensed consolidated balance sheet as of June 30, 2024.

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its condensed consolidated financial statements and related notes.

In July 2024, the Company closed its LIM Center casino in Warsaw, Poland due to the expiration of the casino license. CPL applied for a casino license ahead of the license’s expiration, but the license has not yet been awarded.

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

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of June 30, 2024, CPL had casino licenses for seven casinos and operated six casinos throughout Poland. We closed the Krakow casino in May 2024 due to the expiration of the gaming license. The following table summarizes information about CPL’s casinos as of June 30, 2024.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	September 2028	70	37
Warsaw	Hilton Hotel	June 2025	70	24
Warsaw (1)	LIM Center	July 2024	67	4
Bielsko-Biala (2)	Hotel President	February 2030	53	5
Katowice (2)	Hola Hotel Katowice	February 2030	16	4
Wroclaw (3)	Double Tree Hilton Hotel	December 2029	—	—
Lodz (4)	Manufaktura Entertainment Complex	June 2030	70	9

(1)We closed the LIM Center casino in Warsaw in July 2024 due to the expiration of the gaming license.

(2)We closed the casinos in Katowice and Bielsko-Biala in October 2023 due to the expiration of the gaming licenses. We were awarded both licenses in February 2024. The Bielsko-Biala casino reopened in February 2024, and the Katowice casino reopened in March 2024 with a reduced gaming floor. We anticipate reopening the full gaming floor at the Katowice casino in the third quarter of 2024 once we receive approval.

(3)We closed the Wroclaw casino in November 2023 due to the expiration of the gaming license. We were awarded the license in December 2023; however, we have not reopened the casino because we are relocating it to a new location. The Wroclaw casino is expected to reopen in October 2024.

(4)We were awarded a new license for the Lodz casino in March 2024.

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

Caruthersville Land-Based Casino

We are building a new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building. We estimate the project will cost $51.9 million. Construction started in December 2022 with completion expected in mid-November 2024. We are funding this project with financing provided by VICI PropCo. Following completion, VICI PropCo will own the real estate improvements associated with the Caruthersville project. See Part I, Item 1. Note 6, “Long-Term Financing Obligation” for a discussion of the Master Lease as amended to date. As of June 30, 2024, we had received $50.0 million from VICI PropCo and have spent approximately $36.0 million of those funds on this project.

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

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2024	2023	% Change	2024	2023	% Change
Canadian dollar (CAD)	1.3683	1.3437	(1.8%)	1.3579	1.3480	(0.7%)
Euros (EUR)	0.9290	0.9181	(1.2%)	0.9250	0.9252	—
Polish zloty (PLN)	3.9965	4.1758	4.3%	3.9932	4.2835	6.8%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$106,888	$100,845	$6,043	6.0%	$212,305	$195,141	$17,164	8.8%
Pari-mutuel, Sports Betting and iGaming Revenue	5,298	5,057	241	4.8%	8,687	8,442	245	2.9%
Hotel Revenue	12,768	12,235	533	4.4%	22,070	14,757	7,313	49.6%
Food and Beverage Revenue	13,810	11,818	1,992	16.9%	26,555	17,586	8,969	51.0%
Other Revenue	7,671	6,806	865	12.7%	12,834	9,342	3,492	37.4%
Net Operating Revenue	146,435	136,761	9,674	7.1%	282,451	245,268	37,183	15.2%
Gaming Expenses	(56,639)	(50,973)	5,666	11.1%	(112,544)	(99,035)	13,509	13.6%
Pari-mutuel, Sports Betting and iGaming Expenses	(5,938)	(5,805)	133	2.3%	(9,688)	(9,517)	171	1.8%
Hotel Expenses	(4,894)	(3,765)	1,129	30.0%	(9,308)	(4,562)	4,746	104.0%
Food and Beverage Expenses	(12,451)	(10,587)	1,864	17.6%	(24,682)	(16,232)	8,450	52.1%
Other Expenses	(2,584)	(3,265)	(681)	(20.9%)	(4,058)	(3,488)	570	16.3%
General and Administrative Expenses	(37,219)	(34,249)	2,970	8.7%	(75,144)	(60,729)	14,415	23.7%
Depreciation and Amortization	(12,449)	(10,190)	2,259	22.2%	(24,480)	(17,044)	7,436	43.6%
Gain on Sale of Casino Operations	—	672	672	100.0%	—	1,246	1,246	100.0%
Total Operating Costs and Expenses	(132,174)	(118,162)	14,012	11.9%	(259,904)	(209,361)	50,543	24.1%
Earnings from Equity Investment	—	30	(30)	(100.0%)	—	1,121	(1,121)	(100.0%)
Earnings from Operations	14,261	18,629	(4,368)	(23.4%)	22,547	37,028	(14,481)	(39.1%)

Income Tax Expense	(29,619)	(96)	(29,523)	(30753.1%)	(25,633)	(1,719)	(23,914)	(1391.2%)
Net Earnings Attributable to Non-Controlling Interests	(2,600)	(2,322)	(278)	(12.0%)	(4,450)	(6,596)	2,146	32.5%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(41,613)	(1,959)	(39,654)	(2024.2%)	(55,157)	(3,202)	(51,955)	(1622.6%)
Adjusted EBITDAR (1)	$27,448	$29,288	$(1,840)	(6.3%)	$48,697	$55,340	$(6,643)	(12.0%)

Net Loss Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(1.36)	$(0.06)	$(1.30)	(2166.7%)	$(1.81)	$(0.11)	$(1.70)	(1545.5%)
Diluted	$(1.36)	$(0.06)	$(1.30)	(2166.7%)	$(1.81)	$(0.11)	$(1.70)	(1545.5%)

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” below.

Comparability Impacts

Items impacting comparability of the results include the following:

Valuation Allowance (US) – We recorded a valuation allowance on our net deferred tax assets related to the United States resulting in $23.8 million of tax expense for the three and six months ended June 30, 2024.

United States (Nugget) – We acquired the operations of the Nugget on April 3, 2023. The Nugget is reported in the United States reportable segment. Nugget’s operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

•$20.8 million in net operating revenue and ($10.1) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended June 30, 2024.

•$39.2 million in net operating revenue and ($12.8) million in net loss attributable to Century Casinos, Inc. shareholders for the six months ended June 30, 2024.

•$27.0 million in net operating revenue and $2.8 million in net income attributable to Century Casinos, Inc. shareholders for the three and six months ended June 30, 2023.

United States (Rocky Gap) – We acquired the operations of Rocky Gap on July 25, 2023. Rocky Gap is reported in the United States reportable segment. Interest expense related to the Master Lease of $4.1 million and $8.3 million for the three and six months ended June 30, 2024 contributed to the net loss attributable to Century Casinos, Inc. shareholders for the same periods. Rocky Gap’s operating results for the three and six months ended June 30, 2024 were as follows:

•$17.9 million in net operating revenue and ($5.8) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended June 30, 2024.

•$32.8 million in net operating revenue and ($8.4) million in net loss attributable to Century Casinos, Inc. shareholders for the six months ended June 30, 2024.

Increased Interest Expense – Interest expense increased by $7.4 million and $15.6 million in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, due to the addition of Rocky Gap and the Century Canadian Portfolio to the Master Lease and increased interest rates under the Goldman Credit Agreement.

Canada (Calgary) – We received an earn out payment of CAD 0.9 million ($0.7 million based on the exchange rate on June 30, 2023) and CAD 1.7 million ($1.3 million based on the exchange rate of June 30, 2023) for the three and six months ended June 30, 2023, respectively, related to the 2020 sale of our Calgary casino operations. The earn out period ended in August 2023, and we did not receive any earn out payments during the six months ended June 30, 2024.

Sports Betting (Cripple Creek) - In February 2024, we mutually agreed to cancel our sports betting agreement with Circa. As part of the termination agreement, we received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. The breakage fee was recorded as other revenue on our condensed consolidated statements of loss for the three and six months ended June 30, 2024.

Inflation and Staffing – During 2023, we saw material increases in our operating expenses at our properties, including payroll wages and benefits, insurance and utilities, maintenance costs and food and beverage costs. We also experienced difficulties attracting and retaining staff at some locations in the US and Canada. As a result, during 2023, we adjusted hours of some food and beverage outlets, the number of table games open and the number of rooms available at some of our hotels. We were able to make adjustments during non-peak times to mitigate some of the impact to our operating results. We have not seen material impacts to our operations in 2024 due to inflation and staffing.

Weather – Inclement weather in the United States impacted revenue for the three months ended March 31, 2024 compared to March 31, 2023 for our Colorado and West Virginia properties.

Summary of Changes by Reportable Segment

Net operating revenue increased by $9.7 million, or 7.1%, and by $37.2 million, or 15.2%, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

•United States increased by $12.1 million, or 12.8%, and by $41.8 million, or 26.0%.

•Canada increased by $1.0 million, or 5.3%, and by $2.8 million, or 8.0%.

•Poland decreased by ($3.4) million, or (14.6%), and by ($7.4) million, or (15.0%).

•Corporate and Other remained constant.

Operating costs and expenses increased by $14.0 million, or 11.9%, and by $50.5 million, or 24.1%, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. Following is a breakout of operating costs and expenses by segment for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

•United States increased by $15.5 million, or 20.2%, and by $51.0 million, or 39.6%.

•Canada increased by $1.3 million, or 9.0%, and by $3.1 million, or 11.5%.

•Poland decreased by ($2.0) million, or (9.0%), and by ($3.3) million, or (7.3%).

•Corporate and Other decreased by ($0.8) million, or (16.3%), and by ($0.3) million, or (3.0%).

Earnings from operations decreased by ($4.4) million, or (23.4%), and by ($14.5) million, or (39.1%), for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

•United States decreased by ($3.4) million, or (19.6%), and by ($9.2) million, or (29.1%).

•Canada decreased by ($0.3) million, or (6.1%), and by ($0.3) million, or (2.9%).

•Poland decreased by ($1.4) million, or (114.8%), and by ($4.1) million, or (105.2%).

•Corporate and Other increased by $0.7 million, or 15.7%, and decreased by ($0.9) million, or (12.6%).

Net loss attributable to Century Casinos, Inc. shareholders increased by $39.7 million, or 2024.2%, and by $52.0 million, or 1622.6%, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. Items deducted from or added to earnings from operations to arrive at net loss attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. Increased interest expense negatively impacted net loss attributable to Century Casinos, Inc. shareholders. Interest expense increased primarily due to additional properties added to the Master Lease. Net loss attributable to Century Casinos, Inc. shareholders also was impacted by the valuation allowance on our net deferred tax assets related to the United States, resulting in $23.8 million of tax expense. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 2.

Other

Pari-Mutuel

Pari-mutuel revenue includes live racing, export, advanced deposit wagering and off-track betting. Pari-mutuel expenses relate to pari-mutuel revenue and the operation of our racetracks.

Other

Other revenue and other expenses include gift shops, entertainment, golf and spa. Other revenue also includes revenue from ATM and credit card commissions.

Non-US GAAP Measures Definitions and Calculations

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

The reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(27,593)	$1,009	$(40)	$(14,989)	$(41,613)
Interest expense (income), net (1)	11,694	3,152	(20)	10,257	25,083
Income tax expense	28,225	456	87	851	29,619
Depreciation and amortization	10,803	1,088	515	43	12,449
Net earnings (loss) attributable to non-controlling interests	1,776	843	(19)	—	2,600
Non-cash stock-based compensation	—	—	—	343	343
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	—	(1,098)	(189)	5	(1,282)
Loss on disposition of fixed assets	132	1	116	—	249
Adjusted EBITDAR	$25,037	$5,451	$450	$(3,490)	$27,448

(1)See “Non-Operating Income (Expense) – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.1 million related to cost recovery income for CDR.

	For the three months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,252	$2,729	$704	$(12,644)	$(1,959)
Interest expense (income), net (1)	7,299	547	(117)	10,501	18,230
Income tax expense (benefit)	1,188	1,145	388	(2,625)	96
Depreciation and amortization	8,326	1,146	661	57	10,190
Net earnings attributable to non-controlling interests	1,792	177	353	—	2,322
Non-cash stock-based compensation	—	—	—	928	928
Gain on foreign currency transactions and cost recovery income (2)	—	(630)	(104)	(3)	(737)
Gain on disposition of fixed assets	(33)	—	—	—	(33)
Acquisition costs	—	—	—	251	251
Adjusted EBITDAR	$25,824	$5,114	$1,885	$(3,535)	$29,288

(1)See “Non-Operating Income (Expense) – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $0.7 million related to the earn out payment from the sale of casino operations in Calgary in 2020.

	For the six months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(29,137)	$2,146	$(35)	$(28,131)	$(55,157)
Interest expense (income), net (1)	23,440	6,061	(55)	20,765	50,211
Income tax expense (benefit)	24,705	1,184	238	(494)	25,633
Depreciation and amortization	21,093	2,237	1,053	97	24,480
Net earnings (loss) attributable to non-controlling interests	3,553	914	(17)	—	4,450
Non-cash stock-based compensation	—	—	—	846	846
Gain on foreign currency transactions, cost recovery income and other (2)	—	(1,907)	(333)	(350)	(2,590)
Loss (gain) on disposition of fixed assets	521	(36)	357	1	843
Acquisition costs	—	—	—	(19)	(19)
Adjusted EBITDAR	$44,175	$10,599	$1,208	$(7,285)	$48,697

(1)See “Non-Operating Income (Expense) – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.1 million related to cost recovery income for CDR.

	For the six months ended June 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$12,627	$4,602	$2,277	$(22,708)	$(3,202)
Interest expense (income), net (1)	14,418	1,070	(211)	20,455	35,732
Income tax expense (benefit)	2,964	2,779	1,020	(5,044)	1,719
Depreciation and amortization	13,357	2,272	1,295	120	17,044
Net earnings attributable to non-controlling interests	1,792	3,665	1,139	—	6,596
Non-cash stock-based compensation	—	—	—	1,664	1,664
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	—	(4,715)	(358)	5	(5,068)
Loss on disposition of fixed assets	437	3	1	5	446
Acquisition costs	—	—	—	409	409
Adjusted EBITDAR	$45,595	$9,676	$5,163	$(5,094)	$55,340

(1)See “Non-Operating Income (Expense) – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.2 million related to the earn out payment from the sale of casino operations in Calgary in 2020 and $3.5 million related to cost recovery income for CDR.

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

Amounts in thousands	June 30, 2024	June 30, 2023
Total long-term debt, including current portion	$328,847	$348,597
Deferred financing costs	12,801	15,496
Total principal	$341,648	$364,093
Less: Cash and cash equivalents	$123,200	$108,595
Net Debt	$218,448	$255,498

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$74,768	$65,988	$8,780	13.3%	$147,072	$124,378	$22,694	18.2%
Pari-mutuel, Sports Betting and iGaming Revenue	2,775	2,387	388	16.3%	4,070	3,669	401	10.9%
Hotel Revenue	12,618	12,111	507	4.2%	21,795	14,514	7,281	50.2%
Food and Beverage Revenue	10,510	8,569	1,941	22.7%	20,331	11,678	8,653	74.1%
Other Revenue	5,844	5,353	491	9.2%	9,275	6,533	2,742	42.0%
Net Operating Revenue	106,515	94,408	12,107	12.8%	202,543	160,772	41,771	26.0%
Gaming Expenses	(41,301)	(33,153)	8,148	24.6%	(80,775)	(62,811)	17,964	28.6%
Pari-mutuel, Sports Betting and iGaming Expenses	(1,797)	(1,820)	(23)	(1.3%)	(2,280)	(2,451)	(171)	(7.0%)
Hotel Expenses	(4,821)	(3,699)	1,122	30.3%	(9,170)	(4,432)	4,738	106.9%
Food and Beverage Expenses	(8,810)	(6,983)	1,827	26.2%	(17,636)	(9,526)	8,110	85.1%
Other Expenses	(2,548)	(3,235)	(687)	(21.2%)	(3,996)	(3,434)	562	16.4%
General and Administrative Expenses	(22,333)	(19,661)	2,672	13.6%	(45,032)	(32,960)	12,072	36.6%
Depreciation and Amortization	(10,803)	(8,326)	2,477	29.8%	(21,093)	(13,357)	7,736	57.9%
Total Operating Costs and Expenses	(92,413)	(76,877)	15,536	20.2%	(179,982)	(128,971)	51,011	39.6%
Earnings from Operations	14,102	17,531	(3,429)	(19.6%)	22,561	31,801	(9,240)	(29.1%)

Income Tax Expense	(28,225)	(1,188)	(27,037)	(2275.8%)	(24,705)	(2,964)	(21,741)	(733.5%)
Net Earnings Attributable to Non-Controlling Interests	(1,776)	(1,792)	16	0.9%	(3,553)	(1,792)	(1,761)	(98.3%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(27,593)	7,252	(34,845)	(480.5%)	(29,137)	12,627	(41,764)	(330.8%)
Adjusted EBITDAR	$25,037	$25,824	$(787)	(3.0%)	$44,175	$45,595	$(1,420)	(3.1%)

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

We partner with sports betting operators that conduct sports wagering at our Colorado, West Virginia and Nevada locations. Each agreement with the sports betting operators provides for a share of net gaming revenue and the Colorado agreements also provide for a minimum revenue guarantee each year. As stated above, our sports betting agreement with Circa ended in May 2024. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue. A petition campaign in Missouri to allow voters to determine whether to amend the state constitution to allow sports wagering in the state has gained sufficient signatures and will appear on the November 2024 ballot. If approved, sports betting could be legalized in Missouri by mid-2025. We have partnered with sports betting operators to conduct sports betting at our Missouri casinos if legalized.

In Cripple Creek, a competitor across the street from our casino completed an expansion in late December 2023. The increased availability of hotel rooms in Cripple Creek increased the overall Cripple Creek market, and revenue at our Cripple Creek property increased for the first quarter of 2024 compared to the first quarter of 2023 but remained constant for the second quarter of 2024 compared to the second quarter of 2023. We believe that we will continue to benefit from any increases in the overall market from nearby expanded hotels or otherwise; however, future periods also could be negatively impacted by this new competitor, either through decreased market share or revenue or increased costs of promotional offers by us in order to compete.

In Central City, one potential competing casino may open in late 2024. An increase in competitors in that market could lead to a decrease in visitors at our casino and have a negative impact on our results of operations in Central City.

The table below provides results by operating segment within the United States reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
East	$45.1	$28.2	$16.9	60.0%	$83.6	$54.9	$28.7	52.4%
Midwest	40.6	39.2	1.4	3.7%	79.8	78.9	0.9	1.1%
West	20.8	27.0	(6.2)	(23.1%)	39.2	27.0	12.2	44.9%
Total United States	106.5	94.4	12.1	12.8%	202.6	160.8	41.8	26.0%

Operating Costs and Expenses (1)
East	$37.6	$24.3	$13.3	54.7%	$71.6	$47.0	$24.6	52.3%
Midwest	26.1	23.8	2.3	9.7%	51.0	48.1	2.9	6.0%
West	17.9	20.5	(2.6)	(12.7%)	36.3	20.5	15.8	77.1%
Total United States	81.6	68.6	13.0	19.0%	158.9	115.6	43.3	37.5%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended June 30, 2024 and 2023

The following discussion highlights results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

East – Increased net operating revenue and operating costs and expenses were due to the acquisition of Rocky Gap. Net operating revenue from our West Virginia operations decreased due to decreased gaming, hotel and food and beverage revenue, offset by increased pari-mutuel revenue. Revenue in West Virginia has not rebounded to the levels we saw prior to the legalization of sports betting in Ohio in January 2023. Operating expenses in West Virginia decreased primarily due to gaming-related expenses.

Midwest – Net operating revenue increased primarily due to increased gaming, hotel and food and beverage revenue at our Cape Girardeau location due to the opening of The Riverview in April 2024. In addition, net operating revenue increased by $0.7 million due to a breakage fee from the termination of our sports betting agreement with Circa. Revenue from the sports betting agreement was approximately $0.3 million per quarter. Operating expenses in the Midwest operating segment increased due to increased payroll, marketing and operating costs, primarily at the Cape Girardeau location due to the opening of The Riverview.

West – Gaming, hotel and other revenue at the Nugget decreased in part due to three fewer entertainment shows and decreased hotel group bookings in the second quarter of 2024 compared to the second quarter of 2023. Beginning mid-April 2024, we began implementing cost saving measures at the Nugget. These measures include marketing improvements, staffing changes and a change to our housekeeping program in the hotel. We estimate these cost savings will be approximately $1.0 million per quarter.

Six Months Ended June 30, 2024 and 2023

The following discussion highlights results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

East – Increased net operating revenue and operating costs and expenses were due to the acquisition of Rocky Gap. Net operating revenue from our West Virginia operations decreased due to decreased gaming, hotel and food and beverage revenue, offset by increased pari-mutuel revenue. In Maryland and West Virginia, snow and inclement weather negatively impacted revenue in the first quarter of 2024 over three weekends, which are generally our busier days of the week. Moreover, revenue in West Virginia has not rebounded to the levels we saw prior to the legalization of sports betting in Ohio in January 2023. Operating expenses in West Virginia decreased primarily due to gaming-related expenses.

Midwest – Net operating revenue increased primarily due to increased hotel and food and beverage revenue at our Cape Girardeau location due to the opening of The Riverview in April 2024. In addition, net operating revenue increased by $0.7 million due to a breakage fee from the termination of our sports betting agreement with Circa. Revenue at our Central City property was negatively impacted by inclement weather in the first quarter of 2024. Despite the casino closing for two days due to inclement weather, revenue at our Cripple Creek property increased during the first quarter of 2024 compared to the first quarter of 2023 due to the increase in the Cripple Creek market size from our competitor’s casino and hotel expansion as well as events in the city. Operating expenses in the Midwest operating segment increased due to increased payroll, marketing and operating costs, primarily at the Cape Girardeau location due to the opening of The Riverview.

West – As a new operating segment, all increases are due to the acquisition of the Nugget on April 3, 2023. Inclement weather over holiday weekends negatively impacted revenue at the Nugget during the first quarter of 2024 and we had three fewer entertainment shows and decreased hotel group bookings in the second quarter of 2024 compared to the second quarter of 2023, which decreased gaming, hotel and other revenue for the second quarter of 2024 compared to the second quarter of 2023. Beginning mid-April 2024, we began implementing cost saving measures at the Nugget. These measures include marketing improvements, staffing changes and a change to our housekeeping program in the hotels. We estimate these cost savings will be approximately $1.0 million per quarter. Subsequent to the end of the second quarter of 2024, we announced a leadership change at the Nugget.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Canada
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$12,506	$11,598	$908	7.8%	$24,523	$22,199	$2,324	10.5%
Pari-mutuel, Sports Betting and iGaming Revenue	2,523	2,670	(147)	(5.5%)	4,617	4,773	(156)	(3.3%)
Hotel Revenue	150	124	26	21.0%	275	243	32	13.2%
Food and Beverage Revenue	3,084	3,010	74	2.5%	5,812	5,438	374	6.9%
Other Revenue	1,564	1,432	132	9.2%	2,926	2,689	237	8.8%
Net Operating Revenue	19,827	18,834	993	5.3%	38,153	35,342	2,811	8.0%
Gaming Expenses	(2,531)	(2,449)	82	3.3%	(4,929)	(4,707)	222	4.7%
Pari-mutuel, Sports Betting and iGaming Expenses	(4,141)	(3,985)	156	3.9%	(7,408)	(7,066)	342	4.8%
Hotel Expenses	(73)	(66)	7	10.6%	(138)	(130)	8	6.2%
Food and Beverage Expenses	(2,753)	(2,647)	106	4.0%	(5,288)	(4,829)	459	9.5%
Other Expenses	(36)	(30)	6	20.0%	(62)	(54)	8	14.8%
General and Administrative Expenses	(4,843)	(4,538)	305	6.7%	(9,693)	(8,878)	815	9.2%
Depreciation and Amortization	(1,088)	(1,146)	(58)	(5.1%)	(2,237)	(2,272)	(35)	(1.5%)
Gain on Sale of Casino Operations	—	672	672	100.0%	—	1,246	1,246	100.0%
Total Operating Costs and Expenses	(15,465)	(14,189)	1,276	9.0%	(29,755)	(26,690)	3,065	11.5%
Earnings from Operations	4,362	4,645	(283)	(6.1%)	8,398	8,652	(254)	(2.9%)

Income Tax Expense	(456)	(1,145)	(689)	(60.2%)	(1,184)	(2,779)	(1,595)	(57.4%)
Net Earnings Attributable to Non-Controlling Interests	(843)	(177)	(666)	(376.3%)	(914)	(3,665)	2,751	75.1%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,009	2,729	(1,720)	(63.0%)	2,146	4,602	(2,456)	(53.4%)
Adjusted EBITDAR	$5,451	$5,114	$337	6.6%	$10,599	$9,676	$923	9.5%

We received an earn out payment of CAD 0.9 million ($0.7 million based on the exchange rate on June 30, 2023) and CAD 1.7 million ($1.3 million based on the exchange rate June 30, 2023) for the three and six months ended June 30, 2023, respectively, from the sale of the Calgary casino operations in 2020 that is recorded to gain on sale of casino operations in our condensed consolidated statements of loss for the three and six months ended June 30, 2023.

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

In September 2023, we completed the Canada Real Estate Sale. Interest expense increased $2.9 million and $5.8 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, due to the addition of the Canadian properties to the Master Lease.

Results in US dollars were impacted by a (1.8%) and (0.7%) decrease in the average exchange rate between the US dollar and Canadian dollar for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively.

The tables below provide results for the Canada reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in CAD, in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
Canada	27.1	25.3	1.8	7.2%	51.8	47.6	4.2	8.8%

Operating Costs and Expenses (1)
Canada	19.7	17.5	2.2	12.6%	37.4	32.9	4.5	13.7%

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in USD, in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
Canada	$19.8	$18.8	$1.0	5.3%	$38.1	$35.3	$2.8	8.0%

Operating Costs and Expenses (1)
Canada	$14.4	$13.7	$0.7	5.1%	$27.5	$25.7	$1.8	7.0%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization and gain on sale of casino operations.

Three Months Ended June 30, 2024 and 2023

The following discussion highlights results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Explanations below are provided based on CAD results.

Gaming revenue increased at all of our Canada locations. Operating costs and expenses increased due to increased payroll and operating costs.

Six Months Ended June 30, 2024 and 2023

The following discussion highlights results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Explanations below are provided based on CAD results.

Gaming and food and beverage revenue increased at all of our Canada locations. The increase in gaming revenue was partially due to the additional 2% slot machine net sales retained starting April 1, 2023. Operating costs and expenses increased due to increased payroll, cost of goods sold and utility costs.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Poland
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$19,614	$23,255	$(3,641)	(15.7%)	$40,710	$48,503	$(7,793)	(16.1%)
Food and Beverage Revenue	216	239	(23)	(9.6%)	412	470	(58)	(12.3%)
Other Revenue	263	21	242	1152.4%	620	120	500	416.7%
Net Operating Revenue	20,093	23,515	(3,422)	(14.6%)	41,742	49,093	(7,351)	(15.0%)
Gaming Expenses	(12,807)	(15,365)	(2,558)	(16.6%)	(26,840)	(31,469)	(4,629)	(14.7%)
Food and Beverage Expenses	(888)	(957)	(69)	(7.2%)	(1,758)	(1,877)	(119)	(6.3%)
General and Administrative Expenses	(6,064)	(5,308)	756	14.2%	(12,293)	(10,585)	1,708	16.1%
Depreciation and Amortization	(515)	(661)	(146)	(22.1%)	(1,053)	(1,295)	(242)	(18.7%)
Total Operating Costs and Expenses	(20,274)	(22,291)	(2,017)	(9.0%)	(41,944)	(45,226)	(3,282)	(7.3%)
(Loss) Earnings from Operations	(181)	1,224	(1,405)	(114.8%)	(202)	3,867	(4,069)	(105.2%)

Income Tax Expense	(87)	(388)	301	77.6%	(238)	(1,020)	782	76.7%
Net Loss (Earnings) Attributable to Non-Controlling Interests	19	(353)	372	105.4%	17	(1,139)	1,156	101.5%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(40)	704	(744)	(105.7%)	(35)	2,277	(2,312)	(101.5%)
Adjusted EBITDAR	$450	$1,885	$(1,435)	(76.1%)	$1,208	$5,163	$(3,955)	(76.6%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires for a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. We closed our Wroclaw casino in November 2023 due to the expiration of the gaming license. We were awarded a license for the Wroclaw casino in December 2023 and anticipate reopening the casino in a new location in October 2024. We closed the casinos in Bielsko-Biala and Katowice in October 2023 due to the expiration of the gaming licenses. New licenses were awarded in February 2024 for each, and the casinos were reopened in February 2024 and March 2024, respectively. We closed the Krakow casino in May 2024 and the LIM Center casino in Warsaw in July 2024 due to the expiration of the gaming licenses. CPL applied for casino licenses in Krakow and for the LIM Center casino in Warsaw ahead of each such licenses’ expiration, but the licenses have not yet been awarded. There can be no assurance that these licenses will be received.

Results in US dollars were impacted by a 4.3% and 6.8% increase in the average exchange rate between the US dollar and Polish zloty for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively.

The tables below provide results for the Poland reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in PLN, in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
Poland	80.3	98.3	(18.0)	(18.3%)	166.6	210.6	(44.0)	(20.9%)

Operating Costs and Expenses (1)
Poland	78.9	90.4	(11.5)	(12.7%)	163.3	188.3	(25.0)	(13.3%)

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in USD, in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
Poland	$20.1	$23.5	$(3.4)	(14.6%)	$41.7	$49.1	$(7.4)	(15.0%)

Operating Costs and Expenses (1)
Poland	$19.8	$21.6	$(1.8)	(8.3%)	$40.9	$43.9	$(3.0)	(6.8%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended June 30, 2024 and 2023

The following discussion highlights results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to licensing-related closures at our Katowice and Wroclaw locations and a reduced gaming floor at, and subsequent closure of, our Krakow location during the second quarter of 2024. Operating costs and expenses decreased due to decreased payroll, marketing and gaming-related expenses primarily related to the casino closures.

Six Months Ended June 30, 2024 and 2023

The following discussion highlights results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to licensing-related closures at our Bielsko-Biala, Katowice, Krakow and Wroclaw locations during the first six months of 2024. Operating costs and expenses decreased due to decreased payroll, marketing and gaming-related expenses.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Corporate and Other
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$—	$4	$(4)	(100.0%)	$—	$61	$(61)	(100.0%)
Other Revenue	—	—	—	—	13	—	13	100.0%
Net Operating Revenue	—	4	(4)	(100.0%)	13	61	(48)	(78.7%)
Gaming Expenses	—	(6)	(6)	(100.0%)	—	(48)	(48)	(100.0%)
General and Administrative Expenses	(3,979)	(4,742)	(763)	(16.1%)	(8,126)	(8,306)	(180)	(2.2%)
Depreciation and Amortization	(43)	(57)	(14)	(24.6%)	(97)	(120)	(23)	(19.2%)
Total Operating Costs and Expenses	(4,022)	(4,805)	(783)	(16.3%)	(8,223)	(8,474)	(251)	(3.0%)
Earnings from Equity Investment	—	30	(30)	(100.0%)	—	1,121	(1,121)	(100.0%)
Loss from Operations	(4,022)	(4,771)	749	15.7%	(8,210)	(7,292)	(918)	(12.6%)

Income Tax (Expense) Benefit	(851)	2,625	(3,476)	(132.4%)	494	5,044	(4,550)	(90.2%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(14,989)	(12,644)	(2,345)	(18.5%)	(28,131)	(22,708)	(5,423)	(23.9%)
Adjusted EBITDAR	$(3,490)	$(3,535)	$45	1.3%	$(7,285)	$(5,094)	$(2,191)	(43.0%)

Three and Six Months Ended June 30, 2024 and 2023

The following discussion highlights results for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Net operating revenue decreased because our remaining ship-based casino contract ended in April 2023. Total operating costs and expenses, including general and administrative expenses, decreased due to decreased acquisition costs as both acquisitions were completed in 2023 and decreased stock compensation expense offset by increased professional services expenses. Earnings from equity investment relates to income from our 50% membership interest in Smooth Bourbon prior to its consolidation in the United States reportable segment on April 3, 2023.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2024	2023	$ Change	Change	2024	2023	$ Change	Change
Interest Income	$673	$119	$554	465.5%	$1,359	$265	$1,094	412.8%
Interest Expense	(25,756)	(18,349)	(7,407)	(40.4%)	(51,570)	(35,997)	(15,573)	(43.3%)
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	1,428	60	1,368	2280.0%	2,590	3,817	(1,227)	(32.1%)
Non-Operating (Expense) Income	$(23,655)	$(18,170)	$(5,485)	(30.2%)	$(47,621)	$(31,915)	$(15,706)	(49.2%)

Interest income

Interest income is primarily related to interest earned on our cash reserves and, for the six months ended June 30, 2023, interest from the Acquisition Escrow. We earned approximately $0.3 million and $0.8 million in interest income in Canada from the funds from the Canada Real Estate Sale for the three and six months ended June 30, 2024, respectively. The Acquisition Escrow was used to fund the Nugget Acquisition on April 3, 2023.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Goldman Credit Agreement, our financing obligation under the Master Lease with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and, prior to the Canada Real Estate Sale, interest expense related to the CDR land lease. Increases in interest expense were primarily due to increased interest related to the addition of Rocky Gap and the Century Canadian Portfolio to the financing obligation under the Master Lease and increased interest rates under the Goldman Credit Agreement.

A breakdown of interest expense is below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2024	2023	2024	2023
Interest Expense	$86	$96	$128	$181
Interest Expense - Credit Agreements	9,821	9,742	19,720	18,999
Interest Expense - VICI Financing Obligation	15,175	7,299	30,374	14,418
Interest Expense - CDR Land Lease	—	538	—	1,052
Interest Expense - Deferred Financing Costs	674	674	1,348	1,347
Total Interest Expense	$25,756	$18,349	$51,570	$35,997

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income is related to infrastructure built during the development of CDR. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. Cost recovery income of $1.1 million was received by CDR for the three and six months ended June 30, 2024 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders is part of an agreement between CRM and CDR. Cost recovery income of $3.5 million was received by CDR for the six months ended June 30, 2023.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2024, we recognized an income tax expense of $25.6 million on pre-tax loss of ($25.1) million, representing an effective income tax rate of (102.2%) compared to an income tax expense of $1.7 million on pre-tax income of $5.1 million, representing an effective income tax rate of 33.6% for the same period in 2023. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the six months
	ended June 30,
Amounts in thousands	2024	2023
Net cash (used in) provided by operating activities	$(8,476)	$21,100
Net cash used in investing activities	(36,052)	(119,867)
Net cash (used in) provided by financing activities	(381)	5,089

	As of June 30,
Amounts in thousands	2024	2023
Cash, cash equivalents and restricted cash (1)	$123,444	$108,842
Working capital (2)	$79,331	$65,074

(1)Cash, cash equivalents and restricted cash as of June 30, 2024 includes $14.0 million of cash previously funded by VICI PropCo that has not yet been spent on our Caruthersville project.

(2)Working capital is defined as current assets minus current liabilities.

Operating Activities

Cash flows from operations decreased during the six months ended June 30, 2024, primarily due to $12.2 million in income tax payments related to the Canada Real Estate Sale and increased interest expense. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 consisted of $1.8 million for casino licenses in Poland, $0.1 million for various hotel renovations to the Mountaineer property in West Virginia, $1.0 million in slot machine purchases, $0.1 million for beach access, and $0.1 million in golf equipment for the Rocky Gap property in Maryland, $7.0 million for our hotel project in Cape Girardeau, $15.5 million for our casino project in Caruthersville, $0.7 million for slot machine purchases at our Missouri properties, $1.0 million for slot machine purchases, $0.3 million for a high limit room, $0.1 million for sportsbook improvements and $0.5 million in various renovations in Nevada, $0.3 million for slot machine purchases, $0.3 million in gaming-related purchases and $0.3 million in hotel renovations at our Colorado properties, $0.6 million related to racing related updates at Century Downs, $0.2 million in restaurant renovations at St. Albert and $0.1 million related to racing related updates at Century Mile in Canada, $0.3 million in renovations on the new Wroclaw casino location in Poland and $5.9 million in other fixed asset additions at our properties, offset by $0.1 million in proceeds from the disposal of assets.

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

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 consisted of $5.0 million in distributions to non-controlling interests and $0.2 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards, offset by $4.8 million in proceeds from borrowings net of principal payments.

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

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of June 30, 2024, our total debt under bank borrowings and other agreements, net of $12.8 million related to deferred financing costs, was $328.8 million, of which $323.0 million was long-term debt and $5.8 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement and the UniCredit Term Loan. Our Goldman Credit Agreement provides for a $350.0 million Term Loan, drawn in April 2022, and a $30.0 million Revolving Facility. No amounts are currently outstanding under the Revolving Facility. For a description of our debt agreements, see Note 5, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $218.4 million as of June 30, 2024 compared to $255.5 million as of June 30, 2023. The decrease in net debt is due to increased cash from the Canada Real Estate Sale, decreased debt due to the purchase of the land that was subject to the land lease at CDR in conjunction with the Canada Real Estate Sale and approximately $3.5 million under our Goldman Term Loan that we repurchased for 97% of its value in February 2024. The CDR land lease was treated as a financing obligation. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures Definitions and Calculations – Net Debt” above.

The following table lists the amount of 2024 maturities of our debt as of June 30, 2024:

Amounts in thousands
Goldman Term Loan (1)	UniCredit Term Loan	Total
$2,625	$713	$3,338

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity.

The following table lists the amount of remaining 2024 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$3,357	$145

As of June 30, 2024, estimated cash payments due under the Master Lease for the remainder of 2024 are $27.2 million, which includes a CPI increase but does not include $4.2 million in annual increased rent related to the Caruthersville project. Estimated cash payments to the non-controlling partners under the lease between Smooth Bourbon and Nugget (the “Nugget Lease”) for the remainder of 2024 are $3.8 million.

The following table details cash payments under the Master Lease, CDR Land Lease, which ended in September 2023, and 50% of the cash payments under the Nugget Lease for the three and six months ended June 30, 2024 and three and six months ended June 30, 2023.

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2024	2023	2024	2023
Master Lease	$15,195	$6,866	$24,639	$13,731
Nugget Lease (1)	1,913	1,900	3,175	1,900
CDR Land Lease	—	486	—	983

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

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2024. We did not repurchase any common stock during the six months ended June 30, 2024. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of June 30, 2024, we had $123.2 million in cash and cash equivalents compared to $171.3 million in cash and cash equivalents at December 31, 2023. Cash and cash equivalents decreased primarily due to tax payments related to the Canada Real Estate Sale of $12.2 million and purchases of property and equipment of $34.3 million as discussed in “Investing Activities” above. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of June 30, 2024, we had $30.0 million available on our Revolving Facility.

Planned Projects

Planned capital expenditures for the remainder of 2024 include approximately $12.6 million in gaming equipment and renovations to various properties. We are constructing a new land-based casino with a small hotel adjacent to and connected with the existing pavilion building at Century Casino Caruthersville. Construction began in December 2022 with completion expected in mid-November 2024. We estimate this project will cost $51.9 million. The project is being financed with financing provided by VICI PropCo. As of June 30, 2024, we have received $50.0 million from VICI PropCo and have spent approximately $36.0 million on this project. As of June 30, 2024, we had approximately $14.0 million of cash included in our condensed consolidated balance sheet that was previously funded by VICI PropCo that has not yet been spent on the project. We estimate that we will spend approximately $15.9 million on this project in the remainder of 2024. We completed construction on The Riverview, a hotel at our Cape Girardeau location, in March 2024. We estimate this project cost approximately $30.5 million. We funded the project with cash on hand.

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

We estimate that approximately $74.6 million of our total $123.2 million in cash and cash equivalents at June 30, 2024 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated. We expect to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 7 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2024. There were no repurchases of common stock during the three months ended June 30, 2024.

Item 5. Other Information

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit No.	Document
3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1†	Century Casinos, Inc. Amended and Restated 2016 Equity Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2024.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

P Filed on Paper

†Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Margaret Stapleton

Margaret Stapleton

Chief Financial Officer

Date: August 7, 2024