Form 10-Q
period 2024-09-30
CENTURY CASINOS INC /CO/
filed 2024-11-04
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,682,603 shares of common stock, $0.01 par value per share, were outstanding as of October 29, 2024.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$118,770	$171,327
Receivables, net	15,697	18,253
Prepaid expenses	15,117	11,859
Inventories	4,010	4,652
Other current assets	1,423	926
Total Current Assets	155,017	207,017

Property and equipment, net	926,633	913,561
Leased right-of-use assets, net	31,152	25,973
Goodwill	80,659	80,583
Intangible assets, net	88,116	93,207
Deferred income taxes	18,655	37,646
Note receivable, net of current portion and unamortized discount	316	316
Deposits and other	2,107	1,359
Total Assets	$1,302,655	$1,359,662

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,989	$8,468
Current portion of operating lease liabilities	4,054	3,395
Current portion of finance lease liabilities	246	199
Accounts payable	17,232	15,279
Accrued liabilities	35,347	29,056
Accrued payroll	15,673	16,221
Taxes payable	9,284	21,001
Total Current Liabilities	86,825	93,619

Long-term debt, net of current portion and deferred financing costs (Note 5)	322,504	324,212
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	657,414	658,007
Operating lease liabilities, net of current portion	30,303	25,834
Finance lease liabilities, net of current portion	514	427
Taxes payable and other	53,013	41,758
Deferred income taxes	3,049	1,364
Total Liabilities	1,153,622	1,145,221
Commitments and Contingencies (Note 7)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,682,603 and 30,359,931 shares issued and outstanding	307	304
Additional paid-in capital	124,422	124,094
Retained (loss) earnings	(54,209)	9,067
Accumulated other comprehensive loss	(13,715)	(12,073)
Total Century Casinos, Inc. Shareholders' Equity	56,805	121,392
Non-controlling interests	92,228	93,049
Total Equity	149,033	214,441
Total Liabilities and Equity	$1,302,655	$1,359,662

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2024	2023	2024	2023
Operating revenue:
Gaming	$105,450	$111,232	$317,753	$306,373
Pari-mutuel, sports betting and iGaming	5,753	6,095	14,439	14,537
Hotel	15,350	15,937	37,419	30,694
Food and beverage	18,630	18,492	45,185	36,078
Other	10,518	9,423	23,351	18,766
Net operating revenue	155,701	161,179	438,147	406,448
Operating costs and expenses:
Gaming	57,229	59,624	169,773	158,658
Pari-mutuel, sports betting and iGaming	6,978	7,201	16,666	16,718
Hotel	5,009	4,650	14,317	9,212
Food and beverage	15,127	15,147	39,809	31,378
Other	4,844	4,726	8,901	8,214
General and administrative	36,134	43,187	111,273	103,920
Depreciation and amortization	12,462	12,518	36,942	29,562
(Gain) on sale of casino operations (Note 1)	—	(341)	—	(1,587)
Total operating costs and expenses	137,783	146,712	397,681	356,075
Earnings from equity investment	—	—	—	1,121
Earnings from operations	17,918	14,467	40,466	51,494
Non-operating (expense) income:
Interest income	751	75	2,110	340
Interest expense	(25,855)	(31,443)	(77,426)	(67,439)
Gain on foreign currency transactions, cost recovery income and other (Note 1)	127	367	2,717	4,184
Non-operating (expense) income, net	(24,977)	(31,001)	(72,599)	(62,915)
Loss before income taxes	(7,059)	(16,534)	(32,133)	(11,421)
Income tax benefit (expense)	334	3,068	(25,299)	1,349
Net loss	(6,725)	(13,466)	(57,432)	(10,072)
Net earnings attributable to non-controlling interests	(1,394)	(709)	(5,844)	(7,305)
Net loss attributable to Century Casinos, Inc. shareholders	$(8,119)	$(14,175)	$(63,276)	$(17,377)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.26)	$(0.47)	$(2.07)	$(0.57)
Diluted	$(0.26)	$(0.47)	$(2.07)	$(0.57)
Weighted average shares outstanding - basic	30,683	30,340	30,595	30,245
Weighted average shares outstanding - diluted	30,683	30,340	30,595	30,245

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2024	2023	2024	2023
Net loss	$(6,725)	$(13,466)	$(57,432)	$(10,072)

Other comprehensive loss
Foreign currency translation adjustments	935	(3,643)	(1,414)	659
Other comprehensive income (loss)	935	(3,643)	(1,414)	659
Comprehensive loss	$(5,790)	$(17,109)	$(58,846)	$(9,413)

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(1,394)	(709)	(5,844)	(7,305)
Foreign currency translation adjustments	(310)	680	(228)	(13)
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(7,494)	$(17,138)	$(64,918)	$(16,731)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for share information	2024	2023	2024	2023
Common Stock
Balance, beginning of period	$307	$303	$304	$299
Performance stock unit issuance	—	1	3	5
Balance, end of period	307	304	307	304

Additional Paid-in Capital
Balance, beginning of period	$124,702	$122,023	$124,094	$121,653
Amortization of stock-based compensation	(280)	1,082	566	2,746
Exercise of options	—	125	—	125
Performance stock unit issuance	—	—	(238)	(1,294)
Balance, end of period	124,422	123,230	124,422	123,230

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(14,340)	$(11,580)	$(12,073)	$(15,189)
Foreign currency translation adjustment	625	(2,963)	(1,642)	646
Balance, end of period	(13,715)	(14,543)	(13,715)	(14,543)

Retained (Loss) Earnings
Balance, beginning of period	$(46,090)	$34,063	$9,067	$37,265
Net loss	(8,119)	(14,175)	(63,276)	(17,377)
Balance, end of period	(54,209)	19,888	(54,209)	19,888

Total Century Casinos, Inc. Shareholders' Equity	$56,805	$128,879	$56,805	$128,879

Non-controlling Interests
Balance, beginning of period	$92,434	$101,784	$93,049	$10,171
Net earnings	1,394	709	5,844	7,305
Foreign currency translation adjustment	310	(680)	228	13
Distributions to non-controlling interests	(1,910)	(5,125)	(6,893)	(12,926)
Consolidation of Smooth Bourbon, LLC	—	—	—	92,125
Balance, end of period	92,228	96,688	92,228	96,688

Total Equity	$149,033	$225,567	$149,033	$225,567

Common shares issued	—	25,000	322,672	489,384

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,
Amounts in thousands	2024	2023
Cash Flows (used in) provided by Operating Activities:
Net loss	$(57,432)	$(10,072)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	36,942	29,562
Lease amortization	3,055	2,938
Loss on disposition of fixed assets	866	526
Income from equity investment	—	(1,121)
Amortization of stock-based compensation expense	566	2,746
Amortization of deferred financing costs	2,022	2,021
Loss on debt extinguishment	—	7,299
Gain on debt repurchase (Note 5)	(146)	—
Gain on sale of operations (Note 1)	—	(1,587)
Deferred taxes	20,676	(16,104)
Changes in Operating Assets and Liabilities:
Receivables, net	2,469	(1,816)
Prepaid expenses and other assets	(2,627)	3,050
Accounts payable	(5,073)	(7,484)
Other current and long-term liabilities	10,361	7,283
Inventories	643	156
Accrued payroll	(549)	479
Taxes payable	(12,817)	10,114
Net cash (used in) provided by operating activities	(1,044)	27,990

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(44,546)	(42,012)
Smooth Bourbon dividends (Note 3)	—	2,256
Smooth Bourbon consolidation (Note 3)	—	528
Nugget acquisition, net of cash acquired (Note 3)	—	(98,792)
Rocky Gap acquisition, net of cash acquired (Note 3)	—	(53,026)
Purchase of intangible assets - casino license	(1,760)	—
Proceeds from disposition of assets	48	89
Century Casino Calgary sale earn out	—	1,587
Net cash used in investing activities	(46,258)	(189,370)

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	11,800	55,200
Principal payments	(7,283)	(55,825)
Proceeds from sale leaseback (Note 1)	—	162,648
Distributions to non-controlling interests	(6,893)	(12,926)
Repurchase of shares to satisfy tax withholding	(235)	(1,290)
Proceeds from exercise of stock options	—	126
Net cash (used in) provided by financing activities	(2,611)	147,933

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(2,576)	$559

Decrease in Cash, Cash Equivalents and Restricted Cash	$(52,489)	$(12,888)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$171,590	$202,131
Cash, Cash Equivalents and Restricted Cash at End of Period	$119,101	$189,243

Supplemental Disclosure of Cash Flow Information:
Interest paid	$64,436	$53,373
Income taxes paid	$15,793	$4,806
Income tax refunds	$358	$—
Non-Cash Investing Activities:
Purchase of property and equipment on account	$9,128	$7,013

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of September 30, 2024 are detailed below.

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

•The Century Casino & Hotel in Caruthersville, Missouri (“Caruthersville” or “CCV”) (1)

•Nugget Casino Resort in Reno-Sparks, Nevada (“Nugget” or “NUG”) (2)

•Rocky Gap Casino, Resort & Golf in Flintstone, Maryland (“Rocky Gap” or “ROK”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”) (1)

•The Century Casino St. Albert in Edmonton, Alberta, Canada (“St. Albert” or “CSA”) (1)

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

The Company’s Colorado, West Virginia and Nevada subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps. During 2024, two of the Company’s sports betting partners requested early termination of their agreements, and the Company agreed to cancel the agreements. Circa Sports (“Circa”) obtained its own master license in Colorado, and the Circa agreement was terminated in May 2024. As part of the Circa termination agreement, the Company received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. Tipico Group Ltd. (“Tipico”) exited the U.S. market, and the Tipico agreement was terminated in July 2024. As part of the Tipico termination agreement, the Company received a payment of $1.6 million that includes sports betting revenue owed from November 2023 to June 2024 and a breakage fee of $1.0 million. The breakage fees were recorded as other revenue on the Company’s condensed consolidated statements of loss resulting in $1.0 million and $1.7 million in other revenue for the three and nine months ended September 30, 2024, respectively. Prior to the termination of the agreements, revenue from these agreements was $0.5 million per quarter in our United States segment.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of September 30, 2024, CPL operated five casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 4 for additional information regarding CPL’s gaming licenses and casinos.

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

On July 25, 2023, the Company purchased the operations of Rocky Gap for approximately $59.1 million (subject to certain adjustments), and VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap for approximately $203.9 million. In connection with the Rocky Gap Acquisition, subsidiaries of the Company and a subsidiary of VICI PropCo amended their triple net lease agreement (the “Master Lease”). See Note 3, “Acquisition and Equity Investment – Acquisition – Rocky Gap” and Note 6, “Long-Term Financing Obligation” for additional information regarding the Rocky Gap Acquisition and the amendment to the Master Lease, respectively.

Canada Real Estate Sale

On May 16, 2023, the Company entered into definitive agreements for subsidiaries of VICI to acquire the real estate assets of Century Casino & Hotel Edmonton in Edmonton, Alberta, Century Casino St. Albert in Edmonton, Alberta, Century Mile Racetrack and Casino in Edmonton, Alberta and Century Downs Racetrack and Casino in Calgary, Alberta (collectively, the “Century Canadian Portfolio”). The transaction closed on September 6, 2023, for an aggregate purchase price of CAD 221.7 million ($162.6 million based on the exchange rate on September 6, 2023) in cash (the “Canada Real Estate Sale”). Simultaneous with the closing of the transaction, subsidiaries of the Company and of VICI PropCo amended the Master Lease. See Note 6, “Long-Term Financing Obligation” for additional information regarding the amendment to the Master Lease. In connection with the sale, the Company purchased Century Downs land that was previously subject to the CDR land lease. The Company recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in its condensed consolidated statements of loss for the three and nine months ended September 30, 2023.

Caruthersville Land-Based Casino and Hotel

The new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building in Caruthersville, Missouri opened on November 1, 2024. The project cost approximately $51.9 million and was funded through financing provided by VICI PropCo in conjunction with the Master Lease. As of September 30, 2024, the Company had received $51.9 million in financing from VICI PropCo and has spent approximately $40.9 million of those funds on this project. As of September 30, 2024, the Company had approximately $11.0 million of cash included in its condensed consolidated balance sheet that was previously funded by VICI PropCo but has not yet been spent on the project. The Company previously amended its Master Lease on December 1, 2022 to provide for an increase in initial annualized rent of approximately $4.2 million related to the Caruthersville project. See Note 6, “Long-Term Financing Obligation” for additional information regarding the amendment to the Master Lease.

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

Terminated Projects

Century Sports

In December 2020, the Company sold its Century Casino Calgary casino operations. The definitive agreement to sell the casino operations provided for a three year quarterly earn out that ended on August 4, 2023. The Company received earn out payments of CAD 0.5 million ($0.3 million based on the exchange rate on September 30, 2023) and CAD 2.1 million ($1.6 million based on the exchange rate on September 30, 2023) for the three and nine months ended September 30, 2023 that it recorded to gain on sale of casino operations in its condensed consolidated statements of loss. The earn out payments are included in the Canada reportable segment.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	September 30,	September 30,
Amounts in thousands	2024	2023
Cash and cash equivalents	$118,770	$189,005
Restricted cash included in deposits and other	331	238
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$119,101	$189,243

As of September 30, 2024, the Company had $0.3 million related to payment of prizes and giveaways for Casinos Poland and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of September 30, 2023, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland, and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of September 30,	As of December 31,
Ending Rates	2024	2023
Canadian dollar (CAD)	1.3505	1.3232
Euros (EUR)	0.8955	0.9030
Polish zloty (PLN)	3.8251	3.9155

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2024	2023	% Change	2024	2023	% Change
Canadian dollar (CAD)	1.3641	1.3408	(1.7%)	1.3600	1.3456	(1.1%)
Euros (EUR)	0.9103	0.9190	0.9%	0.9201	0.9232	0.3%
Polish zloty (PLN)	3.9007	4.1372	5.7%	3.9624	4.2347	6.4%
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The objective of ASU 2023-07 is to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, as well as enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and other disclosure requirements. Early adoption of ASU 2023-07 is permitted. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has evaluated its disclosure under ASU 2023-07 and has determined that it will add disclosure of significant segment expenses to its existing segment footnote. In addition, information related to segment assets that had previously been reported annually will be included quarterly. As a result, the Company expects the adoption of the standard to have a material impact on its segment footnote.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740); Improvements to Income Tax Disclosures (“ASU 2023-09”). The objective of ASU 2023-09 is to improve income tax disclosure requirements. Under ASU 2023-09, entities must annually (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Early adoption of ASU 2023-09 is permitted. The guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the standard to have a material impact on its financial statements.

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

As of April 3, 2023, the Company began consolidating Nugget as a wholly-owned subsidiary. Nugget contributed $68.4 million in net operating revenue and ($12.3) million in net loss attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2024 and $59.6 million in net operating revenue and $3.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2023.

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

Acquisition-Related Costs

The Company incurred acquisition costs of $0.3 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, in connection with the Nugget Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Nugget Acquisition, the Company and the sellers entered into a consulting agreement in December 2022, whereby the sellers agreed to provide the Company with certain consulting services following the Nugget Acquisition. The agreement compensated the sellers for services following the Nugget Acquisition as performed by employees at a monthly rate. Fees incurred under the agreement were $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. The agreement ended on September 30, 2023.

Acquisition-Related Contingencies

Nugget is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before April 3, 2023. Estimated losses have been accrued as of the Nugget Acquisition date for these proceedings in accordance with Accounting Standards Codification Topic 450 “Contingencies” (“ASC Topic 450”), which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of September 30, 2024.

Acquisition – Rocky Gap

On July 25, 2023, the Company completed its previously announced Rocky Gap Acquisition of 100% of the membership interests in Evitts Resort, LLC from Lakes Maryland. Evitts Resort, LLC operates Rocky Gap Casino, Resort & Golf, located in Flintstone, Maryland. Simultaneous with the closing of the Rocky Gap Acquisition, affiliates of VICI purchased the land and building associated with Rocky Gap. On July 25, 2023, the Company amended its Master Lease to add the Rocky Gap property. The Rocky Gap Acquisition was financed with $30.0 million borrowed under the revolving credit facility (the “Revolving Facility”) under the Goldman Credit Agreement and cash on hand. In connection with the Rocky Gap Acquisition, the Company made an initial payment to Lakes Maryland of $59.1 million on July 25, 2023. This amount included a base price of $56.1 million plus an adjustment based on the estimated working capital of Rocky Gap at closing. The Company paid an additional $0.1 million in working capital adjustments on December 18, 2023.

As of July 25, 2023, the Company began consolidating Rocky Gap as a wholly-owned subsidiary. Rocky Gap contributed $51.5 million in net operating revenue and ($10.3) million in net loss attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2024 and $14.6 million in net operating revenue and ($1.4) million in net loss attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2023.

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

Acquisition-Related Costs

The Company incurred acquisition costs of approximately $3.4 million and $3.6 million for the three and nine months ended September 30, 2023 in connection with the Rocky Gap Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Ancillary Agreements

In connection with the Rocky Gap Acquisition, the Company and the sellers entered into a consulting agreement in July 2023, whereby the sellers agreed to provide the Company with certain transitional services following the Rocky Gap Acquisition. The agreement was to compensate the sellers for services following the Rocky Gap Acquisition as performed by employees at a monthly rate. The agreement ended on October 8, 2023. The Company did not accrue an estimate for fees incurred under the agreement for the nine months ended September 30, 2023.

Acquisition-Related Contingencies

Rocky Gap is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before the July 25, 2023 closing of the Rocky Gap Acquisition. Estimated losses have been accrued as of the Rocky Gap Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition, and those estimated losses are not expected to have a material impact on its results of operations. The Company had no acquisition-related contingencies recorded as of September 30, 2024.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Nugget Acquisition and Rocky Gap Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Nugget Acquisition and Rocky Gap Acquisition for the nine months ended September, 30, 2023, including (i) pro forma adjustments to record interest expense related to the Goldman Credit Agreement, borrowing of the Revolving Facility under the Goldman Credit Agreement, and interest on the VICI financing obligation, (ii) pro forma adjustments to record depreciation and amortization for assets acquired in the Nugget Acquisition and Rocky Gap Acquisition, (iii) an estimated tax impact, and (iv) pro forma adjustments to record Smooth Bourbon as a consolidated subsidiary as of January 1, 2023. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results.

	For the nine months ended
	September 30,
Amounts in thousands	2024	2023
Net operating revenue	$438,147	$465,016
Net loss attributable to Century Casinos, Inc. shareholders	$(63,276)	$(25,528)

Equity Investment – Smooth Bourbon

The Company purchased membership interests in Smooth Bourbon on April 1, 2022. The Company began consolidating Smooth Bourbon on April 3, 2023 after the Nugget Acquisition and therefore no longer reports its interest in Smooth Bourbon as an equity investment. Following is summarized financial information regarding Smooth Bourbon for the nine months ended September 30, 2023:

Amounts in thousands	For the nine months ended September 30, 2023
Operating Results
Net operating revenue	$4,059
Earnings from continuing operations	$3,833
Net earnings	$2,241
Net earnings attributable to Century Casinos, Inc.	$1,121

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of September 30, 2024 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2024	$89,975	$7,233	$6,536	$103,744
Currency translation	—	(78)	154	76
Gross carrying value September 30, 2024	89,975	7,155	6,690	103,820

Accumulated impairment losses January 1, 2024	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses September 30, 2024	(19,786)	(3,375)	—	(23,161)

Net carrying value at January 1, 2024	$70,189	$3,858	$6,536	$80,583
Net carrying value at September 30, 2024	$70,189	$3,780	$6,690	$80,659

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach.

Intangible assets at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2024	2023
Finite-lived
Casino licenses	$3,283	$2,499
Less: accumulated amortization	(770)	(1,417)
	2,513	1,082
Trademarks	16,718	16,718
Less: accumulated amortization	(3,092)	(1,843)
	13,626	14,875
Players club lists	59,253	59,253
Less: accumulated amortization	(19,348)	(14,272)
	39,905	44,981
Total finite-lived intangible assets, net	56,044	60,938
Indefinite-lived
Casino licenses	30,369	30,604
Trademarks	1,703	1,665
Total indefinite-lived intangible assets	32,072	32,269
Total intangible assets, net	$88,116	$93,207

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

Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2024	Amortization	Balance at September 30, 2024
United States	$14,875	$(1,249)	$13,626

As of September 30, 2024, estimated amortization expense of the United States trademarks over the next five years was as follows:

Amounts in thousands
2024	$415
2025	1,665
2026	1,665
2027	1,665
2028	1,665
Thereafter	6,551
$13,626

The weighted-average amortization period of the United States trademarks is 7.5 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2024	Currency translation	Balance at September 30, 2024
Poland	$1,557	$38	$1,595
Corporate and Other	108	—	108
	$1,665	$38	$1,703

Casino Licenses: Finite-Lived

As of September 30, 2024, Casinos Poland had six casino licenses and five operating casinos, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2024	New Casino License	Amortization	Currency translation	Balance at September 30, 2024
Poland	$1,082	$1,760	$(426)	$97	$2,513

As of September 30, 2024, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2024	$137
2025	508
2026	480
2027	480
2028	439
Thereafter	469
$2,513

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 4.4 years. In Poland, gaming licenses are not renewable. Before a gaming license expires for a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. Although the Company applies for the new license prior to the expiration of the current license, there is no guarantee a new license will be awarded prior to the expiration of the current license or at all. The Company closed the Krakow casino in May 2024 and the LIM Center casino in Warsaw in July 2024 due to the expiration of the gaming licenses. CPL applied for new casino licenses for these locations but was notified in October 2024 that it was not awarded the licenses at either location.

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

Amounts in thousands	Balance at January 1, 2024	Currency translation	Balance at September 30, 2024
United States	$18,962	$—	$18,962
Canada	11,642	(235)	11,407
	$30,604	$(235)	$30,369

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

Amounts in thousands	Balance at January 1, 2024	Amortization	Balance at September 30, 2024
United States	$44,981	$(5,076)	$39,905

As of September 30, 2024, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2024	$1,699
2025	6,798
2026	6,556
2027	3,888
2028	3,888
Thereafter	17,076
$39,905

The weighted-average amortization period for the player’s club lists is 4.8 years.

5. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of September 30, 2024 and December 31, 2023 consisted of the following:

Amounts in thousands	September 30, 2024		December 31, 2023
Goldman term loan	$337,759	11.58%	$343,875	11.44%
UniCredit term loan	1,861	3.00%	2,954	3.21%
Total principal	$339,620	11.52%	$346,829	10.89%
Deferred financing costs	(12,127)		(14,149)
Total long-term debt	$327,493		$332,680
Less current portion	(4,989)		(8,468)
Long-term portion	$322,504		$324,212

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaced a credit agreement with Macquarie Capital (the “Macquarie Credit Agreement”). The Goldman Credit Agreement provides for the $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of September 30, 2024, the outstanding balance of the Goldman Term Loan was $337.8 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Term Loan to fund the Nugget Acquisition (including the Acquisition Escrow), for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement and for related fees and expenses. The Company borrowed $30.0 million from the Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition, and repaid the full amount of this borrowing on September 21, 2023.

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

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”), or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the nine months ended September 30, 2023 and 2024, the weighted average interest rates under the Goldman Term Loan were 11.15% and 11.58%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of $0.1 million were recorded as interest expense in the condensed consolidated statements of loss for each of the three and nine months ended September 30, 2024 and 2023.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. The Company was in compliance with all applicable financial covenants under the Goldman Credit Agreement as of September 30, 2024.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million and $2.0 million for each of the three and nine months ended September 30, 2024 and September 30, 2023. These costs are included in interest expense in the condensed consolidated statements of loss for the three and nine months ended September 30, 2024 and 2023.

Casinos Poland

As of September 30, 2024, CPL had a short-term line of credit with mBank S.A. (“mBank”) used to finance current operations. The line of credit was amended in September 2024 to temporarily increase the borrowing capacity from PLN 5.0 million to PLN 15.0 million through June 2, 2025. The line of credit bears an interest rate of overnight WIBOR plus 2.00% and is available through June 2026. As of September 30, 2024, the credit facility had no outstanding balance and PLN 15.0 million ($3.9 million based on the exchange rate in effect on September 30, 2024) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.3 million based on the exchange rate in effect on September 30, 2024). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.4 million based on the exchange rate in effect on September 30, 2024) with mBank and will terminate in January 2031 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 1.0 million ($0.3 million based on the exchange rate in effect on September 30, 2024) in deposits for this purpose as of September 30, 2024. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

CRM previously had a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”) that was converted to a USD loan in November 2021. The loan was paid in full in September 2023 and bore an interest rate of LIBOR plus 1.625%.

As of September 30, 2024, CRM had a credit agreement with UniCredit originally entered into in August 2018 as a $7.4 million line of credit for acquisitions and capital expenditures at the Company’s existing operations or new operations. The line of credit was converted to a EUR 6.0 million term loan in June 2021 (the “UniCredit Term Loan”). The UniCredit Term Loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of September 30, 2024, the amount outstanding was EUR 1.7 million ($1.9 million based on the exchange rate in effect on September 30, 2024) and the Company had no further borrowings available. The UniCredit Term Loan is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

As of September 30, 2024, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	UniCredit Term Loan	Total
2024	$875	$372	$1,247
2025	3,500	1,489	4,989
2026	3,500	—	3,500
2027	3,500	—	3,500
2028	3,500	—	3,500
Thereafter	322,884	—	322,884
Total	$337,759	$1,861	$339,620

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

The Master Lease has been modified as follows:

•On December 1, 2022, an amendment provided for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease to provide for an increase in initial annualized rent of approximately $4.2 million, the cash payments for which can be deferred for a period of 12 months after the completion of the project, and (iii) other related modifications. The Company has elected to defer the cash payments related to the increase in initial annualized rent for 12 months, and the deferred rent will be paid over a six month period beginning in the fourth quarter of 2025.

•On July 25, 2023, an amendment (i) added Rocky Gap to the Master Lease, (ii) increased initial annualized rent by approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.8 million based on the exchange rate on September 30, 2024) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the existing four five year renewal options).

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

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the Base Rent Escalator of 1.0125%. The estimated future payments shown below are not adjusted for increases based on the CPI or the cash payments related to the $4.2 million in additional annual rent related to the Caruthersville project, which have been deferred for 12 months. The deferred rent will be paid over a six month period beginning in the fourth quarter of 2025. Remaining cash rent payments adjusted for CPI for the year ending December 31, 2024 are estimated to be $14.2 million.

Amounts in thousands
2024	$13,612
2025	55,127
2026	55,816
2027	56,514
2028	57,220
Thereafter	2,072,389
Total payments	2,310,678
Residual value	21,205
Less imputed interest	(1,674,469)
Total	$657,414

Total payments and interest expense related to the Master Lease for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2024	2023	2024	2023
Payments made per Master Lease	$12,630	$11,513	$36,335	$24,424
CPI increase	560	410	1,494	1,230
Total payments made including CPI increase	13,190	11,923	37,829	25,654

Cash paid for principal (1)	$—	$—	$—	$—
Cash paid for interest	13,190	11,923	37,829	25,654

Interest expense	$15,212	$12,902	$45,586	$27,321

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

8.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the nine months ended September 30, 2024, the Company recognized an income tax expense of $25.3 million on pre-tax loss of ($32.1) million, representing an effective income tax rate of (78.7%) compared to an income tax benefit of ($1.3) million on pre-tax loss of ($11.4) million, representing an effective income tax rate of 11.8% for the same period in 2023. The change in the effective tax rate compared to the same period in 2023 is primarily the result of a valuation allowance recorded during the second quarter of 2024, which is described below.

For the nine months ended September 30, 2024, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the nine months ended September 30, 2024.

A number of items caused the effective income tax rate for the nine months ended September 30, 2024 to differ from the US federal statutory income tax rate of 21%, including certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. Further, the Company expects to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

During the second quarter of 2024, the Company recorded a valuation allowance on its net deferred tax assets related to the United States, resulting in $23.8 million of tax expense. Based on the analysis of future realization of the United States deferred tax assets, the Company concluded in the second quarter of 2024 that it is more likely than not that the benefit from certain deferred tax assets will not be realized and therefore recorded the valuation allowance. The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd.

The Company has no unrecognized income tax benefits due to the Company’s ability to utilize pre-acquisition net operating losses. The Company recognized $0.5 million in income tax benefits during the third quarter of 2024 related to the completion of an examination of its Edmonton property by the Canada Revenue Agency.

9.EARNINGS (LOSS) PER SHARE

The calculation of basic loss per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2024	2023	2024	2023
Weighted average common shares, basic	30,683	30,340	30,595	30,245
Dilutive effect of stock options	—	—	—	—
Weighted average common shares, diluted	30,683	30,340	30,595	30,245

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2024	2023	2024	2023
Stock options	396	2,126	287	2,256

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and nine months ended September 30, 2024 and 2023.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. The Company applied the acquisition method of accounting for the Nugget Acquisition and Rocky Gap Acquisition. Identifiable assets and liabilities assumed were recognized and measured at fair value as of the acquisition dates. See Note 3 for more information about and accounting for the Nugget Acquisition and Rocky Gap Acquisition. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2024.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents.

11.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2024	2023	2024	2023
Revenue from contracts with customers	$155,701	$161,179	$438,147	$406,448
Cost recovery income	—	—	1,066	3,501
Century Casino Calgary sale earn out revenue	—	341	—	1,587
Total revenue	$155,701	$161,520	$439,213	$411,536

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

	For the three months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$75,023	$12,343	$18,084	$—	$105,450
Pari-mutuel, sports betting and iGaming	3,023	2,730	—	—	5,753
Hotel	15,193	157	—	—	15,350
Food and beverage	14,809	3,623	198	—	18,630
Other	9,091	1,422	5	—	10,518
Net operating revenue	$117,139	$20,275	$18,287	$—	$155,701

	For the three months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$75,711	$12,407	$23,114	$—	$111,232
Pari-mutuel, sports betting and iGaming	3,178	2,917	—	—	6,095
Hotel	15,791	146	—	—	15,937
Food and beverage	14,242	4,012	238	—	18,492
Other	7,939	1,439	45	—	9,423
Net operating revenue	$116,861	$20,921	$23,397	$—	$161,179

	For the nine months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$222,094	$36,865	$58,794	$—	$317,753
Pari-mutuel, sports betting and iGaming	7,094	7,345	—	—	14,439
Hotel	36,987	432	—	—	37,419
Food and beverage	35,140	9,435	610	—	45,185
Other	18,365	4,348	625	13	23,351
Net operating revenue	$319,680	$58,425	$60,029	$13	$438,147

	For the nine months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$200,089	$34,606	$71,617	$61	$306,373
Pari-mutuel, sports betting and iGaming	6,847	7,690	—	—	14,537
Hotel	30,305	389	—	—	30,694
Food and beverage	25,922	9,449	707	—	36,078
Other	14,473	4,128	165	—	18,766
Net operating revenue	$277,636	$56,262	$72,489	$61	$406,448

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $5.9 million and $3.5 million for the three and nine months ended September 30, 2024 and $3.0 million and $1.8 million for the three and nine months ended September 30, 2023. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months ended		For the three months ended
	September 30, 2024		September 30, 2023
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$853	$7,121	$652	$3,706
Closing	2,015	4,182	1,080	4,702
Increase/(Decrease)	$1,162	$(2,939)	$428	$996

	For the nine months ended		For the nine months ended
	September 30, 2024		September 30, 2023
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,640	$4,714	$1,351	$2,417
Closing	2,015	4,182	1,080	4,702
Increase/(Decrease)	$375	$(532)	$(271)	$2,285

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

The components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2024	2023	2024	2023
Operating lease expense	$1,673	$1,478	$4,628	$4,194

Finance lease expense:
Amortization of right-of-use assets	$41	$23	$124	$70
Interest on lease liabilities	15	8	45	26
Total finance lease expense	$56	$31	$169	$96

Variable lease expense	$201	$335	$766	$944

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,
Amounts in thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$44	$26
Operating cash flows from operating leases	4,709	3,844
Financing cash flows from finance leases	199	113

Right-of-use assets obtained in exchange for operating lease liabilities	$8,601	$3,489

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	September 30, 2024	December 31, 2023
Operating leases
Leased right-of-use assets, net	$31,152	$25,973

Current portion of operating lease liabilities	4,054	3,395
Operating lease liabilities, net of current portion	30,303	25,834
Total operating lease liabilities	34,357	29,229

Finance leases
Finance lease right-of-use assets, gross	1,165	1,028
Accumulated depreciation	(226)	(296)
Property and equipment, net	939	732

Current portion of finance lease liabilities	246	199
Finance lease liabilities, net of current portion	514	427
Total finance lease liabilities	760	626

Weighted-average remaining lease term
Operating leases	12.5 years	14.6 years
Finance leases	3.4 years	3.4 years

Weighted-average discount rate
Operating leases	8.5%	8.7%
Finance leases	7.8%	7.7%

Maturities of lease liabilities as of September 30, 2024 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2024	$1,495	$74
2025	5,849	297
2026	5,491	220
2027	5,427	149
2028	5,301	117
Thereafter	38,363	12
Total lease payments	61,926	869
Less imputed interest	(27,569)	(109)
Total	$34,357	$760

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
Century Casino & Hotel — Caruthersville and The Farmstead (1)
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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$117,139	$20,275	$18,287	$—	$155,701
Earnings (loss) before income taxes	6,475	614	(1,117)	(13,031)	(7,059)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$4,701	$1,134	$(681)	$(13,273)	$(8,119)
Interest expense (income), net (1)	11,720	3,241	(14)	10,157	25,104
Income tax (benefit) expense	—	(481)	(95)	242	(334)
Depreciation and amortization	10,939	1,078	409	36	12,462
Net earnings (loss) attributable to non-controlling interests	1,774	(39)	(341)	—	1,394
Non-cash stock-based compensation	—	—	—	(280)	(280)
Loss (gain) on foreign currency transactions, cost recovery income and other	25	(44)	(83)	1	(101)
Loss on disposition of fixed assets	13	—	10	—	23
Pre-opening expenses	—	—	2,753	—	2,753
Adjusted EBITDAR	$29,172	$4,889	$1,958	$(3,117)	$32,902

(1)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

	For the three months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$116,861	$20,921	$23,397	$—	$161,179
Earnings (loss) before income taxes	7,861	(6,586)	1,558	(19,367)	(16,534)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,273	$(1,730)	$788	$(18,506)	$(14,175)
Interest expense (income), net (1)	11,951	8,706	(74)	10,785	31,368
Income tax expense (benefit)	818	(3,403)	378	(861)	(3,068)
Depreciation and amortization	10,706	1,102	653	57	12,518
Net earnings (loss) attributable to non-controlling interests	1,770	(1,453)	392	—	709
Non-cash stock-based compensation	—	—	—	1,082	1,082
(Gain) loss on foreign currency transactions and cost recovery income (2)	(85)	1,484	(213)	(46)	1,140
Loss on disposition of fixed assets	56	—	24	—	80
Acquisition costs	—	—	—	3,693	3,693
Adjusted EBITDAR	$30,489	$4,706	$1,948	$(3,796)	$33,347

(1)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement. Expense related to the CDR land lease was recorded as interest expense in the Canada segment. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale and $7.3 million related to the debt extinguishment of the CDR land lease was recorded as interest expense in the Canada segment.

(2)Includes $0.3 million in the Canada segment related to the earn out from the sale of casino operations in Calgary in 2020.

	For the nine months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$319,680	$58,425	$60,029	$13	$438,147
Earnings (loss) before income taxes	5,601	4,853	(931)	(41,656)	(32,133)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(25,066)	$3,276	$(716)	$(40,770)	$(63,276)
Interest expense (income), net (1)	35,159	9,300	(70)	30,927	75,316
Income tax expense (benefit)	25,340	702	143	(886)	25,299
Depreciation and amortization	32,030	3,315	1,462	135	36,942
Net earnings (loss) attributable to non-controlling interests	5,327	875	(358)	—	5,844
Non-cash stock-based compensation	—	—	—	566	566
Loss (gain) on foreign currency transactions, cost recovery income and other (2)	24	(1,950)	(415)	(352)	(2,693)
Loss (gain) on disposition of fixed assets	535	(36)	367	—	866
Acquisition costs	—	—	—	(19)	(19)
Pre-opening expenses	—	—	2,753	—	2,753
Adjusted EBITDAR	$73,349	$15,482	$3,166	$(10,399)	$81,598

(1)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(2)Includes $1.1 million in the Canada segment related to cost recovery income for CDR.

	For the nine months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$277,636	$56,262	$72,489	$61	$406,448
Earnings from equity investment	—	—	—	1,121	1,121
Earnings (loss) before income taxes	25,244	4,453	5,995	(47,113)	(11,421)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$17,026	$2,865	$3,066	$(40,334)	$(17,377)
Interest expense (income), net (2)	26,370	9,776	(285)	31,238	67,099
Income tax expense (benefit)	4,656	(624)	1,398	(6,779)	(1,349)
Depreciation and amortization	24,065	3,374	1,948	175	29,562
Net earnings attributable to non-controlling interests	3,562	2,212	1,531	—	7,305
Non-cash stock-based compensation	—	—	—	2,746	2,746
Gain on foreign currency transactions, cost recovery income and other (3)	(85)	(3,228)	(572)	(42)	(3,927)
Loss on disposition of fixed assets	492	5	25	4	526
Acquisition costs	—	—	—	4,101	4,101
Adjusted EBITDAR	$76,086	$14,380	$7,111	$(8,891)	$88,686

(1)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement. Expense related to the CDR land lease was recorded as interest expense in the Canada segment. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale and $7.3 million related to the debt extinguishment of the CDR land lease was recorded as interest expense in the Canada segment.

(2)Includes $1.6 million related to the earn out from the sale of casino operations in Calgary in 2020 and $3.5 million related to cost recovery income for CDR in the Canada segment.

14.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into an agreement with Marnell, which owns 50% of Smooth Bourbon along with the Company, for general contracting and consulting services. The Company had a liability of less than $0.1 million related to open invoices in accounts payable on its consolidated balance sheet as of December 31, 2023. There were no assets or liabilities related to Marnell on the Company’s condensed consolidated balance sheet as of September 30, 2024.

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its condensed consolidated financial statements and related notes.

The Company opened its new land-based casino and hotel in Caruthersville, Missouri on November 1, 2024. The new Century Casino & Hotel Caruthersville has 599 slot machines and nine live table games, a 50% increase in gaming positions compared with the temporary location. The number of hotel rooms doubled to 74. The Company previously amended its Master Lease in December 2022 to provide for an increase in initial annualized rent of approximately $4.2 million. The cash payments related to the increase in initial annualized rent can be deferred for a period of 12 months after the completion of the Caruthersville project. The Company has elected to defer the cash payments related to the increase in initial annualized rent, the deferred rent will be repaid over a six month period beginning in the fourth quarter of 2025.

The Company reopened its Wroclaw casino, which had been closed since November 2023, on October 24, 2024 following receipt of a new license and closure to relocate the casino.

The Krakow casino was closed in May 2024 and the LIM Center casino in Warsaw was closed in July 2024 due to the expiration of the gaming licenses. CPL applied for new casino licenses for these locations but was notified in October 2024 that it was not awarded the licenses at either location.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, ongoing projects and capital investments, cost savings initiatives, casino licensing matters and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
Century Casino & Hotel — Caruthersville and The Farmstead (1)
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

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of September 30, 2024, CPL had casino licenses for six casinos and operated five casinos throughout Poland. We closed the Krakow casino in May 2024 and the LIM Center casino in Warsaw in July 2024 due to the expiration of the gaming licenses. CPL applied for new casino licenses for these locations but was notified in October 2024 that it was not awarded the licenses at either location. The following table summarizes information about CPL’s casinos as of September 30, 2024.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw (1)	Warsaw Presidential Hotel	September 2028	70	37
Warsaw	Hilton Hotel	June 2025	70	24
Bielsko-Biala (2)	Hotel President	February 2030	55	5
Katowice (2)	Hola Hotel Katowice	February 2030	16	4
Wroclaw (3)	Double Tree Hilton Hotel	December 2029	—	—
Lodz (4)	Manufaktura Entertainment Complex	June 2030	70	9

(1)Previously operated as Marriott Hotel.

(2)We closed the casinos in Katowice and Bielsko-Biala in October 2023 due to the expiration of the gaming licenses. We were awarded both licenses in February 2024. The Bielsko-Biala casino reopened in February 2024, and the Katowice casino reopened in March 2024 with a reduced gaming floor. We are waiting on regulatory approval to reopen the full gaming floor at the Katowice casino.

(3)We closed the Wroclaw casino in November 2023 due to the expiration of the gaming license. We were awarded the license in December 2023. We relocated the casino to a new location and opened the casino on October 24, 2024 with 70 slots and 13 tables.

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

Other Projects and Developments

Nugget Casino Resort in Reno-Sparks, Nevada

In February 2022, we entered into a definitive agreement with Marnell, pursuant to which we agreed to purchase from Marnell (i) 50% of the membership interests in Smooth Bourbon, and (ii) 100% of the membership interests in Nugget. Nugget owns and operates the Nugget Casino Resort in Reno-Sparks, Nevada, and Smooth Bourbon owns the real property on which the casino is located. See Part I, Item 1. Note 3, “Acquisition and Equity Interest” for more information on the acquisition of Nugget.

Rocky Gap Casino, Resort & Golf in Flintstone, Maryland

In August 2022, we entered into a definitive agreement with Golden, Lakes Maryland, a subsidiary of Golden, and VICI PropCo, pursuant to which we agreed to acquire the operations of Rocky Gap. Pursuant to a real estate purchase agreement, dated August 24, 2022, by and between Evitts and VICI PropCo Buyer, VICI PropCo Buyer agreed to acquire a related interest in the land and building associated with Rocky Gap. See Part I, Item 1. Note 3, “Acquisition and Equity Interest” for more information on the acquisition of Rocky Gap.

Canada Real Estate Sale

In May 2023, we entered into definitive agreements for subsidiaries of VICI to acquire the real estate assets of the Century Canadian Portfolio. Simultaneous with the closing of the transaction in September 2023, our existing Master Lease was amended. Part I, Item 1. Note 1, “Canada Real Estate Sale” for more information on the Canada Real Estate Sale, and Part I, Item 1. Note 6, “Long-Term Financing Obligation” for a discussion of the Master Lease as amended to date.

Caruthersville Land-Based Casino

We opened our new land-based casino with a 38 room hotel in Caruthersville, Missouri on November 1, 2024. The new land-based casino is adjacent to and connected with the temporary casino pavilion building. The project cost approximately $51.9 million and was funded with financing provided by VICI PropCo in conjunction with the Master Lease. VICI PropCo owns the real estate improvements associated with the Caruthersville project. As of September 30, 2024, we had received $51.9 million from VICI PropCo and have spent approximately $40.9 million of those funds on this project. We previously amended our Master Lease in December 2022 to provide for an increase in initial annualized rent of approximately $4.2 million related to the Caruthersville project. See Part I, Item 1. Note 6, “Long-Term Financing Obligation” for a discussion of the Master Lease as amended to date. The pavilion building that was the temporary casino location will return to being used as event space.

Cape Girardeau Hotel

We opened our 69 room hotel at our Cape Girardeau location called The Riverview on April 4, 2024. The Riverview is a six story building with 68,000 square feet that is adjacent to and connected with the existing casino building. Construction on the project began in September 2022 and was completed in April 2024. The project cost approximately $30.5 million. We financed the project with cash on hand.

Additional Gaming Projects

We periodically explore additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2024	2023	% Change	2024	2023	% Change
Canadian dollar (CAD)	1.3641	1.3408	(1.7%)	1.3600	1.3456	(1.1%)
Euros (EUR)	0.9103	0.9190	0.9%	0.9201	0.9232	0.3%
Polish zloty (PLN)	3.9007	4.1372	5.7%	3.9624	4.2347	6.4%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$105,450	$111,232	$(5,782)	(5.2%)	$317,753	$306,373	$11,380	3.7%
Pari-mutuel, Sports Betting and iGaming Revenue	5,753	6,095	(342)	(5.6%)	14,439	14,537	(98)	(0.7%)
Hotel Revenue	15,350	15,937	(587)	(3.7%)	37,419	30,694	6,725	21.9%
Food and Beverage Revenue	18,630	18,492	138	0.7%	45,185	36,078	9,107	25.2%
Other Revenue	10,518	9,423	1,095	11.6%	23,351	18,766	4,585	24.4%
Net Operating Revenue	155,701	161,179	(5,478)	(3.4%)	438,147	406,448	31,699	7.8%
Gaming Expenses	(57,229)	(59,624)	(2,395)	(4.0%)	(169,773)	(158,658)	11,115	7.0%
Pari-mutuel, Sports Betting and iGaming Expenses	(6,978)	(7,201)	(223)	(3.1%)	(16,666)	(16,718)	(52)	(0.3%)
Hotel Expenses	(5,009)	(4,650)	359	7.7%	(14,317)	(9,212)	5,105	55.4%
Food and Beverage Expenses	(15,127)	(15,147)	(20)	(0.1%)	(39,809)	(31,378)	8,431	26.9%
Other Expenses	(4,844)	(4,726)	118	2.5%	(8,901)	(8,214)	687	8.4%
General and Administrative Expenses	(36,134)	(43,187)	(7,053)	(16.3%)	(111,273)	(103,920)	7,353	7.1%
Depreciation and Amortization	(12,462)	(12,518)	(56)	(0.4%)	(36,942)	(29,562)	7,380	25.0%
Gain on Sale of Casino Operations	—	341	341	100.0%	—	1,587	1,587	100.0%
Total Operating Costs and Expenses	(137,783)	(146,712)	(8,929)	(6.1%)	(397,681)	(356,075)	41,606	11.7%
Earnings from Equity Investment	—	—	—	—	—	1,121	(1,121)	(100.0%)
Earnings from Operations	17,918	14,467	3,451	23.9%	40,466	51,494	(11,028)	(21.4%)

Income Tax Benefit (Expense)	334	3,068	(2,734)	(89.1%)	(25,299)	1,349	(26,648)	(1975.4%)
Net Earnings Attributable to Non-Controlling Interests	(1,394)	(709)	(685)	(96.6%)	(5,844)	(7,305)	1,461	20.0%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(8,119)	(14,175)	6,056	42.7%	(63,276)	(17,377)	(45,899)	(264.1%)
Adjusted EBITDAR (1)	$32,902	$33,347	$(445)	(1.3%)	$81,598	$88,686	$(7,088)	(8.0%)

Net Loss Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(0.26)	$(0.47)	$0.21	44.7%	$(2.07)	$(0.57)	$(1.50)	(263.2%)
Diluted	$(0.26)	$(0.47)	$0.21	44.7%	$(2.07)	$(0.57)	$(1.50)	(263.2%)

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” below.

Comparability Impacts

Items impacting comparability of the results include the following:

Valuation Allowance (US) – We recorded a valuation allowance on our net deferred tax assets related to the United States resulting in $23.8 million of tax expense for the nine months ended September 30, 2024.

United States (Nugget) – We acquired the operations of the Nugget on April 3, 2023. The Nugget is reported in the United States reportable segment. Nugget’s operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

•$29.2 million in net operating revenue and $0.7 million in net earnings attributable to Century Casinos, Inc. shareholders for the three months ended September 30, 2024.

•$68.4 million in net operating revenue and ($12.3) million in net loss attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2024.

•$32.5 million in net operating revenue and $1.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the three months ended September 30, 2023.

•$59.6 million in net operating revenue and $3.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2023.

United States (Rocky Gap) – We acquired the operations of Rocky Gap on July 25, 2023. Rocky Gap is reported in the United States reportable segment. Interest expense related to the Master Lease of $4.1 million and $12.4 million for the three and nine months ended September 30, 2024, respectively, and $4.5 million for the three and nine months ended September 30, 2023 contributed to the net loss attributable to Century Casinos, Inc. shareholders for the same periods. Rocky Gap’s operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

•$18.7 million in net operating revenue and ($1.8) million in net loss attributable to Century Casinos, Inc. shareholders for the three months ended September 30, 2024.

•$51.5 million in net operating revenue and ($10.3) million in net loss attributable to Century Casinos, Inc. shareholders for the nine months ended September 30, 2024.

•$14.6 million in net operating revenue and ($1.4) million in net loss attributable to Century Casinos, Inc. shareholders for the three and nine months ended September 30, 2023.

Increased Interest Expense – Excluding a one-time interest expense of $7.3 million related to the purchase of land at our Century Downs property during the third quarter 2023, interest expense increased by $1.7 million and $17.3 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. The increase was due to the addition of Rocky Gap and the Century Canadian Portfolio to the Master Lease as well as increased interest rates under the Goldman Credit Agreement.

Canada Debt Extinguishment (Century Downs) – The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale. In connection with the sale, we purchased Century Downs land that was previously subject to the CDR land lease. We recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in our condensed consolidated statements of loss for the three and nine months ended September 30, 2023.

Canada (Calgary) – We received earn out payments of CAD 0.5 million ($0.3 million based on the exchange rate on September 30, 2023) and CAD 2.1 million ($1.6 million based on the exchange rate of September 30, 2023) for the three and nine months ended September 30, 2023, respectively, related to the 2020 sale of our Calgary casino operations. The earn out period ended in August 2023, and we did not receive any earn out payments during the nine months ended September 30, 2024.

Sports Betting (Colorado) – We mutually agreed to cancel two of our sports betting agreements in Colorado. Circa obtained its own master license in Colorado, and the Circa agreement was terminated in May 2024. As part of the Circa termination agreement, we received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. Tipico exited the U.S. market, and the Tipico agreement was terminated in July 2024. As part of the Tipico termination agreement, the Company received a payment of $1.6 million that includes sports betting revenue owed from November 2023 to June 2024 and a breakage fee of $1.0 million. The breakage fees were recorded as other revenue on our condensed consolidated statements of loss resulting in $1.0 million and $1.7 million in other revenue for the three and nine months ended September 30, 2024, respectively. Prior to the termination of the agreements, revenue from these agreements was $0.5 million per quarter in our United States segment.

Inflation and Staffing – During 2023, we saw material increases in our operating expenses at our properties, including payroll wages and benefits, insurance and utilities, maintenance costs and food and beverage costs. We also experienced difficulties attracting and retaining staff at some locations in the US and Canada. As a result, during 2023, we adjusted hours of some food and beverage outlets, the number of table games open and the number of rooms available at some of our hotels. We were able to make adjustments during non-peak times to mitigate some of the impact to our operating results. We have not seen material impacts to our operations in 2024 due to inflation and staffing and are not currently adjusting hours at our facilities to mitigate staffing issues.

Weather – Inclement weather in the United States impacted revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 for our Colorado and West Virginia properties.

Summary of Changes by Reportable Segment

Net operating revenue decreased by ($5.5) million, or (3.4%), and increased by $31.7 million, or 7.8%, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

•United States increased by $0.3 million, or 0.2%, and by $42.0 million, or 15.1%.

•Canada decreased by ($0.6) million, or (3.1%), and increased by $2.2 million, or 3.8%.

•Poland decreased by ($5.1) million, or (21.8%), and by ($12.5) million, or (17.2%).

•Corporate and Other remained constant.

Operating costs and expenses decreased by ($8.9) million, or (6.1%), and increased by $41.6 million, or 11.7%, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Following is a breakout of operating costs and expenses by segment for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

•United States increased by $1.9 million, or 2.0%, and by $52.9 million, or 23.4%.

•Canada decreased by ($2.4) million, or (12.6%), and increased by $0.7 million, or 1.5%.

•Poland decreased by ($2.6) million, or (11.9%), and by ($5.9) million, or (8.8%).

•Corporate and Other decreased by ($5.8) million, or (67.0%), and by ($6.1) million, or (35.4%).

Earnings from operations increased by $3.5 million, or 23.9%, and decreased by ($11.0) million, or (21.4%), for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

•United States decreased by ($1.6) million, or (8.2%), and by ($10.9) million, or (21.0%).

•Canada increased by $1.7 million, or 83.2%, and by $1.5 million, or 13.8%.

•Poland decreased by ($2.5) million, or (195.5%), and by ($6.6) million, or (127.6%).

•Corporate and Other increased by $5.8 million, or 67.0%, and by $4.9 million, or 30.7%.

Net loss decreased by ($6.1) million, or (42.7%), and increased by $45.9 million, or 264.1%, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Items deducted from or added to earnings from operations to arrive at net loss attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. Increased interest expense negatively impacted net loss attributable to Century Casinos, Inc. shareholders. Interest expense increased primarily due to additional properties added to the Master Lease. Net loss attributable to Century Casinos, Inc. shareholders also was impacted by the valuation allowance on our net deferred tax assets related to the United States, resulting in $23.8 million of income tax expense during the second quarter of 2024. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 2.

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

Adjusted EBITDAR information is a non-US GAAP measure that is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported US GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. Management believes that presenting Adjusted EBITDAR to investors provides them with information used by management for financial and operational decision-making in order to understand the Company’s operating performance and evaluate the methodology used by management to evaluate and measure such performance.

Adjusted EBITDAR should not be viewed as a measure of overall operating performance, as an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net income, the most directly comparable US GAAP measure, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a US GAAP basis and excludes certain expenses, including the rent expense related to our Master Lease, and is provided for the limited purposes discussed herein. In addition, Adjusted EBITDAR as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-US GAAP financial measures of other companies. Consolidated Adjusted EBITDAR should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income, because it excludes the rent expense associated with our Master Lease and certain other items.

The reconciliation of Adjusted EBITDAR to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$4,701	$1,134	$(681)	$(13,273)	$(8,119)
Interest expense (income), net (1)	11,720	3,241	(14)	10,157	25,104
Income tax (benefit) expense	—	(481)	(95)	242	(334)
Depreciation and amortization	10,939	1,078	409	36	12,462
Net earnings (loss) attributable to non-controlling interests	1,774	(39)	(341)	—	1,394
Non-cash stock-based compensation	—	—	—	(280)	(280)
Loss (gain) on foreign currency transactions, cost recovery income and other	25	(44)	(83)	1	(101)
Loss on disposition of fixed assets	13	—	10	—	23
Pre-opening expenses	—	—	2,753	—	2,753
Adjusted EBITDAR	$29,172	$4,889	$1,958	$(3,117)	$32,902

(1)See “Non-Operating Income (Expense) – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

	For the three months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,273	$(1,730)	$788	$(18,506)	$(14,175)
Interest expense (income), net (1)	11,951	8,706	(74)	10,785	31,368
Income tax expense (benefit)	818	(3,403)	378	(861)	(3,068)
Depreciation and amortization	10,706	1,102	653	57	12,518
Net earnings (loss) attributable to non-controlling interests	1,770	(1,453)	392	—	709
Non-cash stock-based compensation	—	—	—	1,082	1,082
(Gain) loss on foreign currency transactions and cost recovery income (2)	(85)	1,484	(213)	(46)	1,140
Loss on disposition of fixed assets	56	—	24	—	80
Acquisition costs	—	—	—	3,693	3,693
Adjusted EBITDAR	$30,489	$4,706	$1,948	$(3,796)	$33,347

(1)See “Non-Operating Income (Expense) – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale, and $7.3 million related to the debt extinguishment of the CDR land lease was recorded as interest expense in the Canada segment.

(2)Includes $0.3 million in the Canada segment related to the earn out payment from the sale of casino operations in Calgary in 2020.

	For the nine months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(25,066)	$3,276	$(716)	$(40,770)	$(63,276)
Interest expense (income), net (1)	35,159	9,300	(70)	30,927	75,316
Income tax expense (benefit)	25,340	702	143	(886)	25,299
Depreciation and amortization	32,030	3,315	1,462	135	36,942
Net earnings (loss) attributable to non-controlling interests	5,327	875	(358)	—	5,844
Non-cash stock-based compensation	—	—	—	566	566
Loss (gain) on foreign currency transactions, cost recovery income and other (2)	24	(1,950)	(415)	(352)	(2,693)
Loss (gain) on disposition of fixed assets	535	(36)	367	—	866
Acquisition costs	—	—	—	(19)	(19)
Pre-opening expenses	—	—	2,753	—	2,753
Adjusted EBITDAR	$73,349	$15,482	$3,166	$(10,399)	$81,598

(1)See “Non-Operating Income (Expense) – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.1 million in the Canada segment related to cost recovery income for CDR.

	For the nine months ended September 30, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$17,026	$2,865	$3,066	$(40,334)	$(17,377)
Interest expense (income), net (1)	26,370	9,776	(285)	31,238	67,099
Income tax expense (benefit)	4,656	(624)	1,398	(6,779)	(1,349)
Depreciation and amortization	24,065	3,374	1,948	175	29,562
Net earnings attributable to non-controlling interests	3,562	2,212	1,531	—	7,305
Non-cash stock-based compensation	—	—	—	2,746	2,746
Gain on foreign currency transactions, cost recovery income and other (2)	(85)	(3,228)	(572)	(42)	(3,927)
Loss on disposition of fixed assets	492	5	25	4	526
Acquisition costs	—	—	—	4,101	4,101
Adjusted EBITDAR	$76,086	$14,380	$7,111	$(8,891)	$88,686

(1)See “Non-Operating Income (Expense) – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale, and $7.3 million related to the debt extinguishment of the CDR land lease was recorded as interest expense in the Canada segment.

(2)Includes $1.6 million related to the earn out payment from the sale of casino operations in Calgary in 2020 and $3.5 million related to cost recovery income for CDR in the Canada segment.

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

Amounts in thousands	September 30, 2024	September 30, 2023
Total long-term debt, including current portion	$327,493	$333,086
Deferred financing costs	12,127	14,837
Total principal	$339,620	$347,923
Less: Cash and cash equivalents	$118,770	$189,005
Net Debt	$220,850	$158,918

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$75,023	$75,711	$(688)	(0.9%)	$222,094	$200,089	$22,005	11.0%
Pari-mutuel, Sports Betting and iGaming Revenue	3,023	3,178	(155)	(4.9%)	7,094	6,847	247	3.6%
Hotel Revenue	15,193	15,791	(598)	(3.8%)	36,987	30,305	6,682	22.0%
Food and Beverage Revenue	14,809	14,242	567	4.0%	35,140	25,922	9,218	35.6%
Other Revenue	9,091	7,939	1,152	14.5%	18,365	14,473	3,892	26.9%
Net Operating Revenue	117,139	116,861	278	0.2%	319,680	277,636	42,044	15.1%
Gaming Expenses	(42,301)	(41,972)	329	0.8%	(123,076)	(104,784)	18,292	17.5%
Pari-mutuel, Sports Betting and iGaming Expenses	(2,404)	(2,515)	(111)	(4.4%)	(4,684)	(4,966)	(282)	(5.7%)
Hotel Expenses	(4,943)	(4,583)	360	7.9%	(14,113)	(9,015)	5,098	56.6%
Food and Beverage Expenses	(11,279)	(11,012)	267	2.4%	(28,914)	(20,538)	8,376	40.8%
Other Expenses	(4,785)	(4,687)	98	2.1%	(8,779)	(8,121)	658	8.1%
General and Administrative Expenses	(22,293)	(21,574)	719	3.3%	(67,324)	(54,533)	12,791	23.5%
Depreciation and Amortization	(10,939)	(10,706)	233	2.2%	(32,030)	(24,065)	7,965	33.1%
Total Operating Costs and Expenses	(98,944)	(97,049)	1,895	2.0%	(278,920)	(226,022)	52,898	23.4%
Earnings from Operations	18,195	19,812	(1,617)	(8.2%)	40,760	51,614	(10,854)	(21.0%)

Income Tax Expense	—	(818)	818	100.0%	(25,340)	(4,656)	(20,684)	(444.2%)
Net Earnings Attributable to Non-Controlling Interests	(1,774)	(1,770)	(4)	(0.2%)	(5,327)	(3,562)	(1,765)	(49.6%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	4,701	5,273	(572)	(10.8%)	(25,066)	17,026	(42,092)	(247.2%)
Adjusted EBITDAR	$29,172	$30,489	$(1,317)	(4.3%)	$73,349	$76,086	$(2,737)	(3.6%)

We opened the new land-based casino and hotel in Caruthersville on November 1, 2024. The casino has 599 slot machines and nine live table games, a 50% increase in gaming positions compared with the temporary location. The number of hotel rooms doubled to 74.

We opened The Riverview in Cape Girardeau in April 2024. The Riverview is a 69 room, six-story building with 68,000 square feet that is adjacent to and connected with Century Casino Cape Girardeau. The Walker’s Bluff Casino in Illinois, which opened in August 2023, has increased competition for our Missouri casinos, primarily our Cape Girardeau casino. However, we believe that our marketing efforts have been effective in offsetting this competition to date.

We began consolidating Nugget and Smooth Bourbon in the United States segment on April 3, 2023 following the Second Closing of the Nugget Acquisition, and we began consolidating Rocky Gap on July 25, 2023 following the closing of the Rocky Gap Acquisition.

We partner with sports betting operators that conduct sports wagering at our Colorado, West Virginia and Nevada locations. Each agreement with the sports betting operators provides for a share of net gaming revenue, and the Colorado agreement also provides for a minimum revenue guarantee each year. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue. A petition campaign in Missouri to allow voters to determine whether to amend the state constitution to allow sports wagering in the state has gained sufficient signatures and will appear on the November 2024 ballot. If approved, sports betting could be legalized in Missouri by mid-2025. We have partnered with sports betting operators to conduct sports betting at our Missouri casinos if legalized.

As stated above, our sports betting agreements in Colorado with Circa and Tipico ended in May 2024 and July 2024, respectively.

In Cripple Creek, a competitor across the street from our casino completed an expansion in late December 2023. The increased availability of hotel rooms in Cripple Creek increased the overall Cripple Creek market. We believe that we can benefit from any increases in the overall market from nearby expanded hotels or otherwise; however, future periods also could be negatively impacted by this competitor or others, either through decreased market share or revenue or increased costs of promotional offers by us in order to compete.

In Central City, one potential competing casino may open in 2025. An increase in competitors in that market could lead to a decrease in visitors at our casino and have a negative impact on our results of operations in Central City.

The table below provides results by operating segment within the United States reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
East	$47.1	$44.0	$3.1	7.0%	$130.7	$98.8	$31.9	32.3%
Midwest	40.8	40.3	0.5	1.2%	120.6	119.3	1.3	1.1%
West	29.2	32.5	(3.3)	(10.2%)	68.4	59.6	8.8	14.8%
Total United States	117.1	116.8	0.3	0.2%	319.7	277.7	42.0	15.1%

Operating Costs and Expenses (1)
East	$38.1	$35.5	$2.6	7.3%	$109.8	$82.6	$27.2	32.9%
Midwest	26.4	25.1	1.3	5.2%	77.3	73.2	4.1	5.6%
West	23.5	25.7	(2.2)	(8.6%)	59.8	46.2	13.6	29.4%
Total United States	88.0	86.3	1.7	2.0%	246.9	202.0	44.9	22.2%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended September 30, 2024 and 2023

The following discussion highlights results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

East – Increased net operating revenue and operating costs and expenses were due to the acquisition of Rocky Gap in July 2023. Net operating revenue from our West Virginia operations decreased due to decreased gaming, hotel and food and beverage revenue, offset by increased pari-mutuel revenue. Revenue in West Virginia has not rebounded to the levels we saw prior to the legalization of sports betting in Ohio in January 2023. Operating expenses in West Virginia decreased primarily due to decreased gaming-related expenses.

Midwest – Net operating revenue increased primarily due to increased hotel and food and beverage revenue at our Cape Girardeau location due to the opening of The Riverview in April 2024. In addition, net operating revenue increased by $1.0 million due to a breakage fee from the termination of our sports betting agreement with Tipico. Revenue from the sports betting agreement was approximately $0.2 million per quarter. The increased revenue was partially offset by decreased gaming revenue at all locations. Operating expenses in the Midwest operating segment increased due to increased payroll, marketing and operating costs, primarily at the Cape Girardeau location due to the opening of The Riverview.

West – Gaming, hotel and other revenue at the Nugget decreased primarily due to decreased hotel group bookings in the third quarter of 2024 compared to the third quarter of 2023, which also impacted food and beverage revenue. Beginning mid-April 2024, we began implementing cost saving measures at the Nugget. These measures include marketing improvements, staffing changes and a change to our housekeeping program in the hotel. The cost saving measures have decreased operating expenses by approximately $1.0 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 and 2023

The following discussion highlights results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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

Midwest – Net operating revenue increased primarily due to increased hotel and food and beverage revenue at our Cape Girardeau location due to the opening of The Riverview in April 2024. In addition, net operating revenue increased by $1.7 million due to breakage fees from the termination of our sports betting agreements with Circa and Tipico. Revenue from these sports betting agreements was approximately $0.5 million per quarter. Revenue at our Central City property was negatively impacted by inclement weather in the first quarter of 2024. Revenue at our Cripple Creek property has been relatively flat year to date compared to 2023. Operating expenses in the Midwest operating segment increased due to increased payroll, marketing and operating costs, primarily at the Cape Girardeau location due to the opening of The Riverview.

West – As a new operating segment, all increases are due to the acquisition of the Nugget in April 2023. Inclement weather over holiday weekends negatively impacted revenue at the Nugget during the first quarter of 2024, and we had three fewer concerts in the second quarter of 2024. In addition, decreased hotel group bookings throughout 2024 negatively impacted hotel and food and beverage revenue compared to 2023. Beginning mid-April 2024, we began implementing cost saving measures at the Nugget. These measures include marketing improvements, staffing changes and a change to our housekeeping program in the hotel. These cost savings will be approximately $1.0 million per quarter.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Canada
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$12,343	$12,407	$(64)	(0.5%)	$36,865	$34,606	$2,259	6.5%
Pari-mutuel, Sports Betting and iGaming Revenue	2,730	2,917	(187)	(6.4%)	7,345	7,690	(345)	(4.5%)
Hotel Revenue	157	146	11	7.5%	432	389	43	11.1%
Food and Beverage Revenue	3,623	4,012	(389)	(9.7%)	9,435	9,449	(14)	(0.1%)
Other Revenue	1,422	1,439	(17)	(1.2%)	4,348	4,128	220	5.3%
Net Operating Revenue	20,275	20,921	(646)	(3.1%)	58,425	56,262	2,163	3.8%
Gaming Expenses	(2,603)	(2,834)	(231)	(8.2%)	(7,532)	(7,539)	(7)	(0.1%)
Pari-mutuel, Sports Betting and iGaming Expenses	(4,574)	(4,686)	(112)	(2.4%)	(11,982)	(11,752)	230	2.0%
Hotel Expenses	(66)	(67)	(1)	(1.5%)	(204)	(197)	7	3.6%
Food and Beverage Expenses	(3,002)	(3,182)	(180)	(5.7%)	(8,291)	(8,011)	280	3.5%
Other Expenses	(59)	(39)	20	51.3%	(122)	(93)	29	31.2%
General and Administrative Expenses	(5,082)	(7,272)	(2,190)	(30.1%)	(14,776)	(16,156)	(1,380)	(8.5%)
Depreciation and Amortization	(1,078)	(1,102)	(24)	(2.2%)	(3,315)	(3,374)	(59)	(1.7%)
Gain on Sale of Casino Operations	—	341	341	100.0%	—	1,587	1,587	100.0%
Total Operating Costs and Expenses	(16,464)	(18,841)	(2,377)	(12.6%)	(46,222)	(45,535)	687	1.5%
Earnings from Operations	3,811	2,080	1,731	83.2%	12,203	10,727	1,476	13.8%

Income Tax Benefit (Expense)	481	3,403	(2,922)	(85.9%)	(702)	624	1,326	212.5%
Net Loss (Earnings) Attributable to Non-Controlling Interests	39	1,453	(1,414)	(97.3%)	(875)	(2,212)	(1,337)	(60.4%)
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	1,134	(1,730)	2,864	165.5%	3,276	2,865	411	14.3%
Adjusted EBITDAR	$4,889	$4,706	$183	3.9%	$15,482	$14,380	$1,102	7.7%

We received earn out payments of CAD 0.5 million ($0.3 million based on the exchange rate on September 30, 2023) and CAD 2.1 million ($1.6 million based on the exchange rate on September 30, 2023) for the three and nine months ended September 30, 2023, respectively, from the sale of the Calgary casino operations in 2020 that is recorded to gain on sale of casino operations in our condensed consolidated statements of loss for the three and nine months ended September 30, 2023.

In February 2023, the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”), Alberta’s gaming regulatory agency, approved a temporary increase from 15% of slot machine net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. The increase in the slot machine net sales retention percentage has had a positive impact on net operating revenue and results of operations at our Canadian properties. Effective August 1, 2023, the AGLC extended the operating hours for slot machines by 30 minutes on weekdays and 90 minutes on weekends.

In September 2023, we completed the Canada Real Estate Sale. Interest expense, excluding interest expense related to the debt extinguishment of the CDR land lease, increased $2.1 million and $7.9 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, due to the addition of the Canadian properties to the Master Lease. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale and we recorded $7.3 million related to the debt extinguishment of the CDR land lease as interest expense in the Canada segment for the three and nine months ended September 30, 2023.

A competitor is requesting to relocate their casino from west Edmonton to south Edmonton, approximately 11 miles from our Century Mile property. Additional approvals are needed before the project begins and we anticipate construction could take approximately one year if the project is approved. An increase in competitors to the Edmonton market and near our Century Mile property could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Canada.

Results in US dollars were impacted by a (1.7%) and (1.1%) decrease in the average exchange rate between the US dollar and Canadian dollar for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.

The tables below provide results for the Canada reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in CAD, in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
Canada	27.7	28.0	(0.3)	(1.1%)	79.5	75.7	3.8	5.0%

Operating Costs and Expenses (1)
Canada	21.0	24.3	(3.3)	(13.6%)	58.4	58.9	(0.5)	(0.8%)

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in USD, in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
Canada	$20.3	$20.9	$(0.6)	(3.1%)	$58.3	$56.3	$2.0	3.8%

Operating Costs and Expenses (1)
Canada	$15.4	$18.1	$(2.7)	(14.9%)	$42.9	$43.7	$(0.8)	(1.8%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization and gain on sale of casino operations.

Three Months Ended September 30, 2024 and 2023

The following discussion highlights results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Explanations below are provided based on CAD results.

Decreased gaming and food and beverage revenue at our Century Downs location due to a 2023 event that did not recur in 2024 was offset by increased gaming revenue at our Edmonton location. Operating costs and expenses decreased due to one-time costs of CAD 1.9 million ($1.4 million) related to the Canada Real Estate sale in 2023, decreased utility costs and decreased marketing expenses at Century Downs from additional marketing costs in 2023 for the event that did not recur in 2024.

Nine Months Ended September 30, 2024 and 2023

The following discussion highlights results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Explanations below are provided based on CAD results.

Gaming and food and beverage revenue increased at all of our Canada locations except Century Downs, which had decreased food and beverage revenue due to a 2023 event that did not recur in 2024. The increase in gaming revenue was partially due to the additional 2% slot machine net sales retained starting April 1, 2023. Operating costs and expenses decreased due to one-time costs of CAD 1.9 million ($1.4 million) related to the Canada Real Estate sale in 2023, decreased utility costs and decreased marketing expenses at Century Downs from additional marketing costs in 2023 for the event that did not recur in 2024 offset by increased payroll costs.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$18,084	$23,114	$(5,030)	(21.8%)	$58,794	$71,617	$(12,823)	(17.9%)
Food and Beverage Revenue	198	238	(40)	(16.8%)	610	707	(97)	(13.7%)
Other Revenue	5	45	(40)	(88.9%)	625	165	460	278.8%
Net Operating Revenue	18,287	23,397	(5,110)	(21.8%)	60,029	72,489	(12,460)	(17.2%)
Gaming Expenses	(12,325)	(14,816)	(2,491)	(16.8%)	(39,165)	(46,285)	(7,120)	(15.4%)
Food and Beverage Expenses	(846)	(953)	(107)	(11.2%)	(2,604)	(2,829)	(225)	(8.0%)
General and Administrative Expenses	(5,921)	(5,704)	217	3.8%	(18,214)	(16,289)	1,925	11.8%
Depreciation and Amortization	(409)	(653)	(244)	(37.4%)	(1,462)	(1,948)	(486)	(24.9%)
Total Operating Costs and Expenses	(19,501)	(22,126)	(2,625)	(11.9%)	(61,445)	(67,351)	(5,906)	(8.8%)
(Loss) Earnings from Operations	(1,214)	1,271	(2,485)	(195.5%)	(1,416)	5,138	(6,554)	(127.6%)

Income Tax Benefit (Expense)	95	(378)	473	125.1%	(143)	(1,398)	1,255	89.8%
Net Loss (Earnings) Attributable to Non-Controlling Interests	341	(392)	733	187.0%	358	(1,531)	1,889	123.4%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(681)	788	(1,469)	(186.4%)	(716)	3,066	(3,782)	(123.4%)
Adjusted EBITDAR	$1,958	$1,948	$10	0.5%	$3,166	$7,111	$(3,945)	(55.5%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires for a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. Although we apply for a new license prior to the expiration of a current license, there is no guarantee that a new license will be awarded prior to the expiration of the current license or at all. We closed our Wroclaw casino in November 2023 due to the expiration of the gaming license. We were awarded a license for the Wroclaw casino in December 2023 and reopened the casino at a new location on October 24, 2024. We closed the casinos in Bielsko-Biala and Katowice in October 2023 due to the expiration of the gaming licenses. New licenses were awarded in February 2024 for each, and the casinos were reopened in February 2024 and March 2024, respectively. We closed the Krakow casino in May 2024 and the LIM Center casino in Warsaw in July 2024 due to the expiration of the gaming licenses. CPL applied for new casino licenses for these locations but was notified in October 2024 that it was not awarded the licenses at either location.

Results in US dollars were impacted by a 5.7% and 6.4% increase in the average exchange rate between the US dollar and Polish zloty for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.

The tables below provide results for the Poland reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in PLN, in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
Poland	71.4	96.8	(25.4)	(26.2%)	238.0	307.4	(69.4)	(22.6%)

Operating Costs and Expenses (1)
Poland	74.5	88.8	(14.3)	(16.1%)	237.7	277.1	(39.4)	(14.2%)

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in USD, in millions	2024	2023	Change	Change	2024	2023	Change	Change
Net Operating Revenue
Poland	$18.3	$23.4	$(5.1)	(21.8%)	$60.0	$72.5	$(12.5)	(17.2%)

Operating Costs and Expenses (1)
Poland	$19.1	$21.5	$(2.4)	(11.2%)	$60.0	$65.4	$(5.4)	(8.3%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended September 30, 2024 and 2023

The following discussion highlights results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to licensing-related closures at our Wroclaw location and a reduced gaming floor at our Katowice location as well as closures of our Krakow location during the second quarter of 2024 and the LIM Center casino in Warsaw during the third quarter of 2024. Operating costs and expenses decreased due to decreased payroll, marketing and gaming-related expenses primarily related to the casino closures.

Nine Months Ended September 30, 2024 and 2023

The following discussion highlights results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to licensing-related closures at our locations in Bielsko-Biala, Katowice, Krakow, and Wroclaw and the LIM Center casino in Warsaw during the first nine months of 2024. Operating costs and expenses decreased due to decreased payroll, marketing and gaming-related expenses primarily related to the casino closures.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Corporate and Other
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2024	2023	Change	Change	2024	2023	Change	Change
Gaming Revenue	$—	$—	$—	—	$—	$61	$(61)	(100.0%)
Other Revenue	—	—	—	—	13	—	13	100.0%
Net Operating Revenue	—	—	—	—	13	61	(48)	(78.7%)
Gaming Expenses	—	(2)	(2)	(100.0%)	—	(50)	(50)	(100.0%)
General and Administrative Expenses	(2,838)	(8,637)	(5,799)	(67.1%)	(10,959)	(16,942)	(5,983)	(35.3%)
Depreciation and Amortization	(36)	(57)	(21)	(36.8%)	(135)	(175)	(40)	(22.9%)
Total Operating Costs and Expenses	(2,874)	(8,696)	(5,822)	(67.0%)	(11,094)	(17,167)	(6,073)	(35.4%)
Earnings from Equity Investment	—	—	—	—	—	1,121	(1,121)	(100.0%)
Loss from Operations	(2,874)	(8,696)	5,822	67.0%	(11,081)	(15,985)	4,904	30.7%

Income Tax (Expense) Benefit	(242)	861	(1,103)	(128.1%)	886	6,779	(5,893)	(86.9%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(13,273)	(18,506)	5,233	28.3%	(40,770)	(40,334)	(436)	(1.1%)
Adjusted EBITDAR	$(3,117)	$(3,796)	$679	17.9%	$(10,399)	$(8,891)	$(1,508)	(17.0%)

Three and Nine Months Ended September 30, 2024 and 2023

The following discussion highlights results for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.

Net operating revenue decreased because our last remaining ship-based casino contract ended in April 2023. Total operating costs and expenses, including general and administrative expenses, decreased due to decreased acquisition costs, as our material acquisition activity was completed in 2023, as well as decreased payroll expense and decreased stock compensation expense offset by increased professional services expenses. Earnings from equity investment relates to income from our 50% membership interests in Smooth Bourbon prior to its consolidation in the United States reportable segment on April 3, 2023.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2024	2023	$ Change	Change	2024	2023	$ Change	Change
Interest Income	$751	$75	$676	901.3%	$2,110	$340	$1,770	520.6%
Interest Expense	(25,855)	(31,443)	5,588	17.8%	(77,426)	(67,439)	(9,987)	(14.8%)
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	127	367	(240)	(65.4%)	2,717	4,184	(1,467)	(35.1%)
Non-Operating (Expense) Income	$(24,977)	$(31,001)	$6,024	19.4%	$(72,599)	$(62,915)	$(9,684)	(15.4%)

Interest income

Interest income is primarily related to interest earned on our cash reserves and, for the nine months ended September 30, 2023, interest from the Acquisition Escrow. We earned approximately $0.2 million and $1.0 million in interest income in Canada from the funds from the Canada Real Estate Sale for the three and nine months ended September 30, 2024, respectively. The Acquisition Escrow was used to fund the Nugget Acquisition on April 3, 2023.

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

A breakdown of interest expense is below.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2024	2023	2024	2023
Interest Expense	$88	$87	$217	$267
Interest Expense - Credit Agreements	9,881	10,056	29,601	29,054
Interest Expense - VICI Financing Obligation	15,212	12,902	45,586	27,321
Interest Expense - CDR Land Lease	—	400	—	1,452
Interest Expense - Deferred Financing Costs	674	674	2,022	2,021
Interest Expense - Other (1)	—	7,324	—	7,324
Total Interest Expense	$25,855	$31,443	$77,426	$67,439

(1)Interest Expense – Other is $7.3 million related to the debt extinguishment of the CDR land lease in Canada.

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income is related to infrastructure built during the development of CDR. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. Cost recovery income of $1.1 million was received by CDR for the nine months ended September 30, 2024 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders is part of an agreement between CRM and CDR. Cost recovery income of $3.5 million was received by CDR for the nine months ended September 30, 2023.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2024, we recognized income tax expense of $25.3 million on pre-tax loss of ($32.1) million, representing an effective income tax rate of (78.7%) compared to an income tax benefit of ($1.3) million on pre-tax loss of ($11.4) million, representing an effective income tax rate of 11.8% for the same period in 2023. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 8, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings, other debt or equity financing activities or funding arrangements with third-party partners, such as VICI PropCo.

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the nine months
	ended September 30,
Amounts in thousands	2024	2023
Net cash (used in) provided by operating activities	$(1,044)	$27,990
Net cash used in investing activities	(46,258)	(189,370)
Net cash (used in) provided by financing activities	(2,611)	147,933

	As of September 30,
Amounts in thousands	2024	2023
Cash, cash equivalents and restricted cash (1)	$119,101	$189,243
Working capital (2)	$68,192	$134,490

(1)Cash, cash equivalents and restricted cash as of September 30, 2024 includes $11.0 million of cash previously funded by VICI PropCo that has not yet been spent on our Caruthersville project.

(2)Working capital is defined as current assets minus current liabilities.

Operating Activities

Cash flows from operations decreased during the nine months ended September 30, 2024, primarily due to $12.2 million in income tax payments related to the Canada Real Estate Sale and increased interest expense. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 consisted of $1.8 million for casino licenses in Poland, $0.4 million in slot machines, $0.1 million in exterior renovations and $0.1 million for various hotel renovations to the Mountaineer property in West Virginia, $1.1 million in slot machine purchases, $0.1 million for beach access, and $0.2 million in golf equipment for the Rocky Gap property in Maryland, $10.9 million for our hotel project and $0.2 million to add Starbucks in Cape Girardeau, $20.2 million for our casino project in Caruthersville, $0.8 million for slot machine purchases at our Missouri properties, $1.0 million for slot machine purchases, $0.5 million for a high limit room, $0.2 million for sportsbook improvements and $0.5 million in various renovations in Nevada, $0.6 million for slot machine purchases, $0.3 million in gaming-related purchases and $0.3 million in hotel renovations at our Colorado properties, $0.6 million related to racing related updates at Century Downs, $0.2 million in restaurant renovations at St. Albert and $0.1 million related to racing related updates at Century Mile in Canada, $1.9 million in renovations on the new Wroclaw casino location and $0.2 million for improvements at the Krakow casino location in Poland and $4.1 million in other fixed asset additions at our properties, offset by $0.1 million in proceeds from the disposal of assets.

Net cash used in investing activities for the nine months ended September 30, 2023 consisted of $98.8 million to acquire the Nugget, net of cash, $53.0 million to acquire Rocky Gap, net of cash, $0.4 million for slot machine purchases, $0.2 million in gaming related purchases and $1.1 million in various improvements to the Mountaineer property in West Virginia, $0.8 million in gaming related purchases in Maryland, $13.7 million for our hotel project in Cape Girardeau, $14.5 million for our casino project in Caruthersville, $1.3 million in improvement projects for the temporary casino in Caruthersville, $0.2 million for our stand-alone hotel project in Caruthersville, $0.7 million for slot machine purchases and $0.4 million for surveillance equipment at our Missouri properties, $2.7 million for slot machine purchases, and $1.1 million in exterior improvements in Nevada, $0.6 million for slot machine purchases, $0.1 million in gaming-related purchases and $0.1 million in camera upgrades at our Colorado properties, $1.4 million in slot machine purchases in Poland, $0.4 million related to adding sportsbooks at our Canada properties and $2.4 million in other fixed asset additions at our properties, offset by $1.6 million in proceeds from the earn out related to the sale of casino operations in Calgary in 2020, $2.3 million in dividends from Smooth Bourbon, $0.1 million in proceeds from the disposition of assets, and $0.5 million in cash due to consolidating Smooth Bourbon following the Nugget Acquisition.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 consisted of $6.9 million in distributions to non-controlling interests and $0.2 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards, offset by $4.5 million in proceeds from borrowings net of principal payments.

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

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of September 30, 2024, our total debt under bank borrowings and other agreements, net of $12.1 million related to deferred financing costs, was $327.5 million, of which $322.5 million was long-term debt and $5.0 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement and the UniCredit Term Loan. Our Goldman Credit Agreement provides for a $350.0 million Term Loan, drawn in April 2022, and a $30.0 million Revolving Facility. No amounts are currently outstanding under the Revolving Facility. For a description of our debt agreements, see Note 5, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $220.9 million as of September 30, 2024 compared to $158.9 million as of September 30, 2023. The increase in net debt is due to decreased cash partially offset by decreased debt due to scheduled principal repayments and the repurchase of approximately $3.5 million under our Goldman Term Loan for 97% of its value in February 2024. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures Definitions and Calculations – Net Debt” above.

The following table lists the amount of 2024 maturities of our debt as of September 30, 2024:

Amounts in thousands
Goldman Term Loan (1)	UniCredit Term Loan	Total
$875	$372	$1,247

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity.

The following table lists the amount of remaining 2024 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$1,495	$74

As of September 30, 2024, estimated cash payments due under the Master Lease for the remainder of 2024 are $14.2 million, which includes a CPI increase. We have elected to defer the cash payments of $4.2 million in annual increased rent related to the Caruthersville project for 12 months. As a result, the deferred rent will be paid over a six month period beginning in the fourth quarter of 2025. Estimated cash payments to the non-controlling partners under the lease between Smooth Bourbon and Nugget (the “Nugget Lease”) for the remainder of 2024 are $1.9 million.

The following table details cash payments under the Master Lease, CDR Land Lease, which ended in September 2023, and 50% of the cash payments under the Nugget Lease for the three and nine months ended September 30, 2024 and three and nine months ended September 30, 2023.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2024	2023	2024	2023
Master Lease	$13,190	$11,923	$37,829	$25,654
Nugget Lease (1)	1,913	1,900	5,088	3,800
CDR Land Lease	—	275	—	1,258

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

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2024. We did not repurchase any common stock during the nine months ended September 30, 2024 but may elect to do so in the future. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of September 30, 2024, we had $118.8 million in cash and cash equivalents compared to $171.3 million in cash and cash equivalents at December 31, 2023. Cash and cash equivalents decreased primarily due to tax payments related to the Canada Real Estate Sale of $12.2 million and purchases of property and equipment of $44.5 million as discussed in “Investing Activities” above. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of September 30, 2024, we had $30.0 million available on our Revolving Facility.

Completed and Planned Projects

Planned capital expenditures for the remainder of 2024 include approximately $7.6 million in gaming equipment and renovations to various properties. We completed construction on The Riverview, a hotel at our Cape Girardeau location, in March 2024 and opened the hotel on April 4, 2024. The project cost approximately $30.5 million. We funded the project with cash on hand. We opened the new land-based casino and hotel at Century Casino Caruthersville on November 1, 2024. The project cost approximately $51.9 million and was funded with financing provided by VICI PropCo in conjunction with the Master Lease. As of September 30, 2024, we had received $51.9 million from VICI PropCo and had spent approximately $40.9 million on this project. As of September 30, 2024, we had approximately $11.0 million of cash included in our condensed consolidated balance sheet that was previously funded by VICI PropCo that had not yet been spent on the project. We estimate that we will spend the $11.0 million during the remainder of 2024 or early 2025.

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

We estimate that approximately $68.2 million of our total $118.8 million in cash and cash equivalents at September 30, 2024 is held by our foreign subsidiaries and is not available to fund US operations unless repatriated. We expect to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 7 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2024. There were no repurchases of common stock during the three months ended September 30, 2024.

Item 5. Other Information

(a)On November 1, 2024, the Company and certain of its subsidiaries amended or terminated the employment and management arrangements with Dr. Erwin Haitzmann and Mag. Peter Hoetzinger, the Co-Chief Executive Officers of the Company, or entities controlled by them, as described below.

Dr. Haitzmann

Due in part to an internal organizational restructuring, the Company and Dr. Haitzmann mutually agreed to terminate his employment agreement with Century Resorts Management GmbH (“CRM”) and combine the terms and conditions of his services to the Company into the management agreement (the “Flyfish Agreement”) with Flyfish Management & Consulting AG , an entity controlled by Dr. Haitzmann. In connection therewith, the Company and Dr. Haitzmann entered into a Termination Agreement, pursuant to which Dr. Haitzmann was entitled to certain statutory severance payments and unused vacation days, but no other benefits.

The Company and Dr. Haitzmann also amended and restated the Flyfish Agreement and assigned the agreement to Century Resorts International Ltd. (“CRI”). The amended Flyfish Agreement migrated certain terms that were found in Dr. Haitzmann’s employment agreement relating to compensation, termination rights and severance obligations into the Flyfish Agreement. The amended Flyfish Agreement extended the term through October 2029 and modified certain provisions related to changes in control as well as equity award vesting to align with the Company’s equity incentive plan.

Mr. Hoetzinger

In connection with the foregoing, the Company and Mr. Hoetzinger amended his employment agreement (the “Hoetzinger Agreement”), which modified certain provisions related to equity award vesting to align with the Company’s equity incentive plan and clarify certain payment rights in a termination scenario. The Company and Mr. Hoetzinger also amended and restated the management agreement (the “Focus Agreement”) between the Company and Focus Lifestyle & Entertainment AG, an entity controlled by Mr. Hoetzinger. The amended Focus Agreement made similar changes to the amended Flyfish Agreement discussed above in order to mirror the rights and obligations found in Mr. Hoetzinger’s employment agreement. The amended Focus Agreement was also extended through October 2029 and was assigned to CRI.

Except as modified, the Hoetzinger Agreement, the Focus Agreement and Flyfish Agreement all remain in effect according to their terms. The terminations, amendments and agreements have been approved by the Company’s Compensation Committee.

Employment Agreements

On November 1, 2024, the Company also entered into amended employment agreements with Margaret Stapleton, Chief Financial Officer, Andreas Terler, Managing Director of CRM and Executive Vice President, Operations - United States, and Nikolaus Strohriegel, Managing Director of CRM and Executive Vice President, Operations - Canada and Europe, and an employment agreement with Timothy Wright, Chief Accounting Officer and Corporate Controller. The amendments and agreements have been approved by the Company’s Compensation Committee.

The amendment to Ms. Stapleton’s agreement extends the term of her employment from 2024 to 2029 with automatic five-year extensions thereafter, unless the employment agreement is sooner terminated, and adds a provision regarding payments upon her termination following a change in control, as defined in the Company’s equity incentive plan. Ms. Stapleton’s current base salary is unchanged. The employment agreement for Mr. Wright and the amended employment agreements for Messrs. Terler and Strohriegel specify their duties and continue their current base salaries. Mr. Wright’s employment agreement has a term of five years, beginning on November 1, 2024, with automatic five-year extensions thereafter, unless the employment agreement is sooner terminated. The amended employment agreements for Messrs. Terler and Strohriegel have indefinite terms, subject to termination in accordance with the terms of the employment agreements. The Compensation Committee of the Board of Directors of the Company will annually review each executive’s salary and target bonuses. Each executive is eligible to receive equity awards under the Company’s equity incentive plan. The employment agreement provides for certain payments and benefits to be made to each executive if his employment is terminated without Cause or if he resigns for Good Reason (each, as defined in the employment agreement). These payments and benefits include, among other things: (i) a payment equal to (A) two times his base salary plus (B) the average of his bonuses for the last three years, payable in monthly installments for two years following the termination, and (ii) immediate vesting of all of the executive’s unvested stock and stock options. The employment agreements contain customary indemnification provisions and a “clawback” provision that enables the Company to recoup any amounts paid to the executive under the employment agreement in accordance with the Company’s clawback policy, as it may be amended.

The foregoing descriptions of the terminations, amendments and agreements are qualified in their entirety by reference to the full text of such terminations, amendments and agreements, which are filed as Exhibits 10.1-10.8 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

(c)None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2024.

Item 6. Exhibits

Exhibit No.	Document
3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1*	Agreement to Terminate Employment Agreement by and among Century Resorts International Ltd., Erwin Haitzmann and Century Casinos, Inc., effective November 1, 2024.
10.2*	Amendment No. 5 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger effective November 1, 2024.
10.3*	Amended and Restated Employment Agreement by and between Margaret Stapleton and Century Casinos, Inc., effective November 1, 2024.
10.4*	Employment Agreement by and between Timothy Wright and Century Casinos, Inc., effective November 1, 2024.
10.5*	Amended and Restated Employment Agreement by and between Andreas Terler, Century Resorts Management GmbH and Century Casinos, Inc., effective November 1, 2024.
10.6*	Amended and Restated Employment Agreement by and between Nikolaus Strohriegel, Century Resorts Management GmbH and Century Casinos, Inc., effective November 1, 2024.
10.7*	Amended and Restated Management Agreement, effective November 1, 2024, by and between Century Resorts International Ltd., Century Casinos, Inc. and Flyfish Management & Consulting AG.
10.8*	Amended and Restated Management Agreement, effective November 1, 2024, by and between Century Resorts International Ltd., Century Casinos, Inc. and Focus Lifestyle & Entertainment AG.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

Date: November 1, 2024