Form 10-K
period 2024-12-31
CENTURY CASINOS INC /CO/
filed 2025-03-13
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, based upon the closing price of $2.77 for the Common Stock on the Nasdaq Capital Market on that date, was $72,459,211. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 7, 2025, the registrant had 30,682,603 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding projects in development and other opportunities, including our recently opened Caruthersville, Missouri land-based casino and hotel, licensing and reopening of our Poland casinos, our credit agreement with Goldman (as defined herein) and obligations under our Master Lease (as defined herein) and our ability to repay our debt and other obligations, outcomes of legal proceedings, changes in our tax provisions or exposure to additional income tax liabilities, impairments and plans for our casinos and our Company including estimates, forecasts and expectations regarding 2025 and later results, and any other statements that are not purely historical. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

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

We began operating casinos in 1996 with the acquisition of our casino in Cripple Creek, Colorado. In 2006, we opened casinos in Central City, Colorado and Alberta, Canada. In 2007, we purchased a 33.3% ownership interest in Casinos Poland, Ltd. (“CPL”), the owner and operator of casinos throughout Poland, and in 2013 we purchased an additional 33.3% ownership interest in CPL, resulting in a majority 66.6% ownership interest. Between 2015 and 2019, we acquired an additional casino and developed two racing and entertainment centers (“RECs”) in Alberta, Canada. In December 2019, we added three properties to our United States (“US”) portfolio, two in Missouri and one in West Virginia (the “2019 Acquisition”). In connection with this acquisition, we entered into a triple net lease agreement (the “Master Lease”) with subsidiaries of VICI Properties Inc. (“VICI PropCo”). In 2022, we acquired 50% of Smooth Bourbon LLC (“Smooth Bourbon”), which leases the land and building for the Nugget Casino Resort (the “Nugget”) in Reno-Sparks, Nevada. In 2023, we acquired the operations of the Nugget and Rocky Gap Casino, Resort & Golf (“Rocky Gap”) in Flintstone, Maryland.

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

United States

East –

Mountaineer Casino, Resort & Races – New Cumberland, West Virginia (“MTR” or “Mountaineer”). MTR is located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle approximately 30 miles from Pittsburgh International Airport and a one hour drive from downtown Pittsburgh. In addition to the casino and hotel, MTR has a golf course and a racetrack that holds live thoroughbred races from April to December. The facility also has on-site pari-mutuel wagering, a sports book, five dining venues, a bar and 5,248 surface parking spaces neighboring the casino. Sports betting and online gaming (“iGaming”) are also available through mobile apps.

Rocky Gap Casino, Resort & Golf – Flintstone, Maryland (“ROK” or “Rocky Gap”). ROK is located in Rocky Gap State Park. In addition to the casino and hotel, the facility has five food and beverage venues, an 18-hole golf course, a 5,000 square foot events center, several meeting spaces, a spa, several outdoor activities and approximately 750 surface parking spaces neighboring the casino.

Midwest –

Century Casino & Hotel – Caruthersville – Caruthersville, Missouri (“CCV” or “Caruthersville”). CCV and our neighboring hotel, The Farmstead, are located in southeast Missouri along the Mississippi River approximately 95 miles north of Memphis, Tennessee. In November 2024, we opened a new land-based casino and hotel. CCV also has a food and beverage venue, 27-space RV park and 1,343 surface parking spaces neighboring the casino. See “2024 Business Developments – Caruthersville Land-Based Casino and Hotel” below.

Century Casino & Hotel – Cape Girardeau – Cape Girardeau, Missouri (“CCG” or “Cape Girardeau”). CCG is located along the Mississippi River three and a half miles from Interstate 55 in southeast Missouri, approximately 120 miles south of St. Louis, Missouri. We opened a hotel called The Riverview at this location in April 2024. In addition to the casino and hotel, the facility has two dining venues, a conference and entertainment center and 1,058 surface parking spaces neighboring the casino. See “2024 Business Developments – Cape Girardeau Hotel” below.

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

West –

Nugget Casino Resort – Reno-Sparks, Nevada (“NUG” or “Nugget”). The Nugget is located in Reno-Sparks, Nevada on Interstate 80 approximately three miles from the Reno-Tahoe International Airport. In addition to the casino and hotel, the full-service resort includes 110,000 square feet of convention space, an 8,555 seat outdoor amphitheater, seven food and beverage venues, a 5-story 1,200 space parking garage and 1,272 additional parking spaces. Sports betting is available in the casino’s sports book with a sports bar and television viewing area.

Canada

Century Casino & Hotel – Edmonton, Alberta, Canada (“CRA” or “Edmonton”). CRA is located in Edmonton, Alberta. In addition to the casino and hotel, the facility has an off-track betting parlor, a 10,700 square foot showroom that can seat approximately 500 customers, a 3,000 square foot showroom that can seat approximately 200 customers where we host Yuk Yuks Comedy Club comedic performances, a restaurant, a sports bar and lounge and two additional bars, 600 surface parking spaces and a complimentary underground heated parking garage with 300 additional spaces.

Century Casino St. Albert – St. Albert, Alberta, Canada (“CSA” or “St. Albert”). CSA is located in St. Albert, Alberta northwest of Edmonton. In addition to the casino, the facility has an off-track betting parlor, a restaurant, a bar, a sports bar and lounge, a banquet facility and 585 surface parking spaces.

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

Poland

Casinos Poland – Poland (“CPL” or “Casinos Poland”). CPL has been in operation since 1989 and currently has six casino licenses throughout Poland. Our subsidiary CRM owns 66.6% of Casinos Poland, and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Poland” for more information about the casinos operated by CPL.

2024 Business Developments

Caruthersville Land-Based Casino and Hotel

The new land-based casino with a 38 room hotel in Caruthersville, Missouri opened on November 1, 2024. The new casino is adjacent to and connected with a pavilion building that we utilized as a casino from October 2022 to October 2024. The project cost approximately $51.9 million and was funded through financing provided by VICI PropCo in conjunction with the Master Lease. VICI PropCo owns the real estate improvements associated with the Caruthersville project, which became part of the Master Lease. See Part I, Item 2. “Properties – Master Lease” for a discussion of the Master Lease as amended to date.

Cape Girardeau Hotel

We opened the 69 room hotel at our Cape Girardeau location called The Riverview on April 4, 2024. The Riverview is a six-story building with 68,000 square feet that is adjacent to and connected with the existing casino building. Construction on this project began in September 2022 and was completed in March 2024. The project cost approximately $30.5 million. We financed the project with cash on hand.

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

Terminated Projects

Circa Sports and Tipico

During 2024, two of our sports betting partners in Colorado requested early termination of their agreements, and we agreed to cancel the agreements. Circa Sports (“Circa”) obtained a new partnership in Colorado, and the Circa agreement was terminated in May 2024. As part of the Circa termination agreement, we received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. Tipico Group Ltd. (“Tipico”) exited the U.S. market, and the Tipico agreement was terminated in July 2024. As part of the Tipico termination agreement, we received a payment of $1.6 million that included sports betting revenue owed from November 2023 to June 2024 and a breakage fee of $1.0 million. The breakage fees were recorded as other revenue on our consolidated statement of (loss) earnings resulting in $1.7 million in other revenue for the year ended December 31, 2024. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in our United States segment.

Marketing and Competition

We face intense competition from other casinos within the jurisdictions in which we operate. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs, enhancement of social networking initiatives and other targeted marketing efforts. In addition to our players’ clubs, we also have various cash, free play, gift and prize promotions. Our marketing focuses on competition and other facts and circumstances of each market area in which we operate. All visitors to our properties are offered the opportunity to join our players’ club. We maintain a proprietary database that consists primarily of slot machine customers that allows us to create effective targeted marketing and promotional programs, point incentives, cash and merchandise giveaways, coupons, downloadable promotional credits, preferred parking, food, lodging, game tournaments and other special events. In the United States, our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. We have designed reward programs based on total amount wagered and frequency of visits to reward customer loyalty and attract new customers to our properties. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as increased free play, promotional table game chips, food and beverage and hotel offerings and invitations to exclusive VIP events.

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

Rocky Gap has five competitors within 80 miles, four in Pennsylvania and one in West Virginia. Rocky Gap is the longest running AAA 4-Diamond Award® designee in the state and the only awarded casino resort in western Maryland. The property also operates the only Jack Nicklaus Signature Golf Course in Maryland. Rocky Gap attracts customers from southwest Pennsylvania including Pittsburgh, Maryland including Baltimore, eastern West Virginia, and northern Virginia.

Midwest –

Cape Girardeau and Caruthersville have competitors in Missouri, Arkansas and Illinois. The distance between our Cape Girardeau and Caruthersville properties is 85 miles. While our two properties share a small portion of our customer database, we do not believe that our properties compete against one another for customers in any material way. The closest competitor to Cape Girardeau is located approximately 56 miles away in southern Illinois. The majority of Caruthersville’s customers reside in Tennessee. The closest competitor to Caruthersville is located in Arkansas and is 90 miles away. We believe that our expansion projects at both Missouri locations that were completed in 2024 allow us to continue to compete for individuals or groups that desire a multi-day visit to Cape Girardeau or Caruthersville. Sports betting is expected to begin in Missouri in late 2025. We plan to partner with sports betting operators to conduct sports betting at our Missouri facilities or through online apps. A proposal to build a casino near Lake of the Ozarks was added to the Missouri ballot in 2024 but did not pass.

Cripple Creek and Central City are located in historic mining towns each about an hour from a major metropolitan city and are highly competitive casino markets. CRC has 11 competitors located within a half mile of the casino. CTL has 20 competitors within a mile of the casino, including competitors in Black Hawk that have larger hotels, upscale dining, performance centers and spa facilities. There are competitors in each city that offer covered parking and more hotel rooms than our casinos. In addition, some of our competitors may offer larger betting limits or certain games not offered by us. We have partnered with a sports betting operator that conducts sports wagering under one of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries. See “Terminated Projects” above for more information about our Colorado sports betting agreements.

West –

The Nugget is located in the Reno-Sparks area of Nevada. There are more than 20 casinos in the Reno-Sparks market. We market the casino through concerts, events and amenities such as its high-end steak house and popular oyster bar. The property has over 1,300 hotel rooms for casino guests as well as convention customers and an 8,500 seat outdoor event center that holds concerts, an annual The Best in the West Nugget Rib Cook-Off and other events, such as Hot August Nights.

Canada

Our casinos in the Edmonton market have five competitors. Our casinos within the Edmonton market are within 30 miles of each other; however, we do not believe that our properties compete against one another for customers. CRA is one of two casinos in the city of Edmonton that have both a hotel and showrooms and the only casino in the market to offer a heated and complimentary parking garage. CMR is the only casino in the market with a horse racetrack. CRA and CSA each have a competitor approximately five miles away, and CMR’s closest competitor is located approximately 17 miles away. A competitor is requesting to relocate its casino from west Edmonton to south Edmonton, approximately 11 miles from our Century Mile property. Approvals are needed before the project begins, and we anticipate construction could take approximately one year if the project is approved. CDR is located in the Calgary market and has seven competitors (two of which have a combination of hotel and casino). It is the only property in the market with a horse racetrack, and it is one of two casinos in the market with an off-track betting parlor. CDR’s closest competitor is located approximately eight miles away. Additional gaming facilities are allowed in the markets in which we operate. Consideration for additional gaming facilities will be subject to market analysis done by the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”). An increase in competitors in our markets could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Canada.

Our main marketing activities for these properties focus on casino branding, promoting the racetracks, the players’ club program and promotions made through various marketing channels. Our casinos in Alberta participate in the Winner’s Edge, an Alberta-wide casino loyalty program implemented by the AGLC. Players who sign up for the program can earn points that can be redeemed for free play, take part in monthly contests and receive discounts on food in any participating casino restaurant. Our casinos offer

Winner’s Edge in addition to our own loyalty program. Beginning in April 2024, Alberta casinos share in an AGLC Winner’s Edge Marketing Fund based on Winner’s Edge player card usage. The AGLC operates an online gaming website, “Play Alberta,” offering online slot and table games as well as online sports wagering, including single event sports wagering. The website competes primarily with unregulated online gaming websites that are currently available to Alberta residents. We have not experienced a negative impact to our results of operations in Canada from online gaming; however, increased competition from online gaming could occur and adversely affect our results of operations in Alberta in the future.

CMR operates the majority of the Alberta pari-mutuel network and is the exclusive operator for its home market area covering Edmonton, Calgary and their respective surrounding areas. In addition to permitting customers to place wagers at off-track betting locations, the network offers advance deposit wagering for online wagering.

Poland

There are 52 casino licenses available throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. CPL relies on the locations of its casinos, which are primarily in hotels in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, six other casinos in the Warsaw district compete with our two casinos operating in Warsaw. The Polish Minister of Finance does not disclose individual casino data. Poland also has slot arcades and online gaming that operate through a state-run company. We have not experienced a negative impact to our results of operations in Poland from slot arcades or online gaming; however, increased competition from slot arcades that are located in the cities in which our casinos are located as well as online gaming could occur and adversely affect our results of operations in the future.

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

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state, local, foreign, provincial or federal regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming operations. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would materially adversely affect our gaming operations in that jurisdiction. In addition, changes in laws that restrict, prohibit or permit gaming operations in any jurisdiction, including the removal of the AGLC’s moratorium on approving additional gaming facilities, could have a material adverse effect on our financial position, results of operations and cash flows. In February 2023, the AGLC approved a temporary increase from 15% of slot machines net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. In December 2024, the temporary increase was extended through March 31, 2026. We estimate that the increase in the slot machine net sales percentage increased net operating revenue by approximately $2.9 million at our Canadian properties for the year ended December 31, 2024.

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

Employees and Human Capital

Employees – As of December 31, 2024, we had 3,181 full-time employees and 886 part-time employees. During busier months, our casinos may supplement permanent staff with seasonal employees. We consider our current staffing levels as adequate. Approximately 252 employees at our CPL casinos in Poland, 46 employees at Mountaineer and 223 employees at Rocky Gap belong to trade unions. The trade unions in Poland do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees and certain other actions taken by CPL require approval of the unions. The trade unions at Mountaineer and Rocky Gap have collective bargaining agreements with each casino.

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

As a company, we strive to be community leaders and to add value through our products, services, social responsibility and sharing of our financial and human resources to achieve a positive impact on our employees, their families and our fellow citizens. We have committed to supporting our local communities, including through contributions among several charitable and non-profit organizations. Our management is confident that through working with charitable and non-profit organizations we are able to make a positive difference to the lives of people living in the communities in which we operate. Our initiatives include donation boxes on the casino floors, volunteer events, fundraising drives, event sponsorships and charity events. Unique to Alberta, Canada is the charitable gaming model in which charitable organizations are licensed to conduct and manage casino events at our casinos.

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

Business Environment and Competition Risks

We are particularly sensitive to general economic conditions, market conditions in the jurisdictions in which we operate, downturns or recessions as well as other issues affecting discretionary consumer spending, including geopolitical tensions, pandemics or other public health emergencies, any of which may have an adverse impact on our business, financial condition or results of operations.

Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Adverse macroeconomic conditions, including inflation, economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for casino resorts and other amenities we offer. Changes in discretionary consumer spending or consumer preferences could be driven by factors such as an unstable job market, perceived or actual disposable consumer income and wealth, increased cost of travel, outbreaks of contagious diseases or fears of war and acts of terrorism or other acts of violence. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future economic landscape, have at times had a negative effect on consumers’ discretionary income and consumer confidence, and similar impacts can be expected if such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown, recession or other deterioration in the economy, could adversely affect the frequency with which customers choose to visit our properties and the amount that our customers spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our customers. The new presidential administration recently has imposed new and increased tariffs on foreign goods, and foreign countries in turn have imposed tariffs on the US, which could increase costs for consumers. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations. The actual or perceived impact of tariffs on consumer spending and inflation or an economic downturn or recession could lead to fewer customer visits and decreased discretionary spending by our customers.

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

The markets in which we operate generally rely on a local customer base as well as tourists during peak seasons. The number of casinos in some of our markets may exceed demand, which could make it difficult for us to sustain profitability. We are particularly vulnerable to competition in our markets due to the large number of competitors in those markets. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. For example, a competitor is requesting to relocate its casino from west Edmonton to south Edmonton, approximately 11 miles from our Century Mile property. The Reno-Sparks market is very competitive, and we compete with other hotel casinos in the market for conventions and hotel group bookings. If we are unable to successfully attract group bookings at the Nugget, our results of operations in Nevada could be adversely impacted.

Changes to gaming laws in countries or states in which we have operations and in states near our operations could increase competition and could adversely affect our operations. For example, we have seen a decrease in gaming revenue in West Virginia, particularly in table games, since sports betting in Ohio began at the beginning of 2023. Any such expansion of legalized gaming could adversely impact our properties. In November 2024, Missouri voters passed Amendment 2 legalizing sports betting in Missouri. The Missouri Gaming Commission (“MGC”) is working through regulations and anticipates sports betting to begin in Missouri in late 2025. We plan to partner with sports betting operators to conduct sports betting at our Missouri facilities or through online apps, which if unsuccessful could have an adverse impact on our results of operations in Missouri.

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

We have a significant amount of indebtedness. As of December 31, 2024, our outstanding debt was approximately $339.6 million. The majority of our long-term debt outstanding as of December 31, 2024 is variable rate debt. Each one percentage point change associated with the variable rate debt would result in an estimated $3.4 million change to our annual cash interest expenses. In addition, we lease the real estate assets of the majority of our North American casinos under a Master Lease with VICI PropCo. The long-term financing obligation to VICI PropCo subsidiaries was $701.0 million as of December 31, 2024. Our scheduled 2025 rent payments under the Master Lease, including a Consumer Price Index (“CPI”) increase, are approximately $58.4 million. Our rent payments are subject to annual escalation. See Notes 6 and 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our long-term debt and Master Lease.

The significance of the above financial obligations could:

•limit our ability to satisfy our other obligations;

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

We generally would still be required to make rent payments under the Master Lease and scheduled debt payments if closures of our properties, similar to those that occurred in 2020, occur in the future. In addition, the Master Lease requires us to make specific minimum investments in capital expenditures and, subject to certain caps, the rent escalations under the Master Lease will continue to apply regardless of the cash flows generated by the properties subject to the Master Lease and the obligations guaranteed by us. Further, if our properties subject to the Master Lease are impacted by a casualty event, the Master Lease requires us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under the Master Lease is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay rent under the Master Lease and the principal, premium, if any, and interest on our indebtedness.

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

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development. While we believe we have an adequate amount of cash on hand for our current plans, we may not be able to obtain funding when we need it on favorable terms or at all. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facilities. The amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. The availability of financing may be impacted by local, regional and global economic, credit and stock market conditions, all of which have been volatile. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and, if it involves equity, may be highly dilutive to our stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to reduce, dispose of or eliminate certain operations.

A majority of our casinos are located on leased property. If we default on one or more leases or if we are unable to secure renewals of those leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected leased property.

We lease the real estate assets for our casinos in Missouri, West Virginia, Maryland and Canada under a “triple-net” Master Lease. Accordingly, in addition to rent, we are required to pay, among other things, the following: (1) facility maintenance costs; (2) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring these costs even though many of the benefits received in exchange for such costs accrue to the lessor as the owner of the associated facilities. In addition, we remain obligated for lease payments and other obligations under the Master Lease even if one or more of such leased facilities is not operating or is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities, including lease termination costs, impairment charges and other charges that would reduce our net earnings and could have a material adverse effect on our business, financial condition and results of operations.

Our casinos in Poland are located within leased building spaces. If we were to default on any one or more of the leases or if we are unable to secure renewal terms for these locations, the lessors could terminate the affected leases and we could lose possession of any improvements on the buildings. This could adversely affect our business, financial condition and results of operations as we would then be unable to operate the affected facilities.

We may not be fully compensated to relocate the Nugget Casino and may be required to seek additional funding if the Nevada Department of Transportation (“NDOT”) project moves forward.

A majority of the casino floor at the Nugget Casino is located beneath Interstate 80 (“I-80”) in Sparks, Nevada. NDOT has discussed the possibility of expanding I-80, which would require us to rebuild the Nugget Casino on existing land owned by Smooth Bourbon and leased to the Nugget. We anticipate that NDOT would compensate us to move the casino to a new location; however, the value that is determined by NDOT for purposes of compensating us may not cover the full construction costs. If we are unable to get fully compensated for building a new casino, or if the timing of compensation payments does not match our timing for construction, we may be required to use cash on hand or seek financing, which may not be available on favorable terms or at all.

Operational Risks

Our financial condition and results of operations may be adversely affected by climate change, the occurrence of severe weather, natural or man-made disasters and other catastrophic events, including war, terrorism and other acts of violence, and outbreaks of disease.

The operations of our facilities are subject to disruptions or reductions in the number of customers who visit our properties because of severe weather conditions. If weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results. Extreme weather conditions, potentially exacerbated by climate change, may cause property damage or interrupt business, which could harm our business and results of operations. High winds, flooding, blizzards and sub-zero temperatures, such as those experienced by our North American operations from time to time, can limit access to our properties. Extreme weather conditions may also interrupt the operations of critical suppliers, and may result in reduced availability or increased price volatility of certain critical supplies.

Events such as terrorist and war activities in the countries in which we are located and other acts of violence, such as the 2017 mass shooting that occurred at a Las Vegas casino, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if these events occur in a region in which we operate. The Russia-Ukraine war could have an adverse impact on our results of operations in Poland, which borders Ukraine, and the collateral global impacts of that situation could adversely impact our results of operations at all of our properties. We cannot predict the extent to which terrorism, security alerts or war, or other acts of violence in the countries that we operate will directly or indirectly affect our business and operating results, but the impact could be material.

An outbreak of a contagious disease, such as the COVID-19 pandemic or any similar illness, could have a negative impact on travel and leisure expenditures, including gaming, lodging and tourism, especially if an outbreak were to occur in or near the areas in which we operate. Negative impacts on the economy, travel restrictions and other restrictions by local or federal governments in the areas in which we operate could result in consumers reducing travel and leisure expenditures, including visits to our casinos. The extent of the effects of the disease outbreaks on our business and the casino industry at large could be material, but is highly uncertain and would ultimately depend on future developments, including, but not limited to, the virulence and severity of any outbreak, the availability and effectiveness of vaccines, and the length of time it takes for normal economic and operating conditions to resume, if at all. We could experience a longer-term impact on our costs, such as, for example, the need for enhanced health and hygiene requirements in one or more regions in attempts to counteract future outbreaks. Further, outbreaks of disease may also affect our operating and financial results in ways that are not presently known to us or that we currently do not consider present significant risks to our operations. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, our insurance costs may increase, and we may not be able to obtain the same insurance coverage in the future.

We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters, acts of war, terrorism or other acts of violence) that could severely disrupt our business or subject us to claims by third parties who are injured or harmed. Although we maintain insurance customary in our industry, including property, casualty, terrorism, cybersecurity and business interruption insurance, that insurance is subject to deductibles and limits on maximum benefits, including limitations on the coverage period for business interruption. Due to these variables, we may not be able to fully insure such losses, or fully collect, if at all, on casualty loss claims. The lack of sufficient insurance for these types of acts could expose us to heavy losses if any damages occur, directly or indirectly, that could have a significant adverse impact on our operations.

We renew our insurance policies on an annual basis. In recent years, the cost of maintaining this coverage has increased. The cost of coverage may become so high that we may need to further reduce our policy limits, agree to certain exclusions from our coverage, or self-insure. Among other factors, regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

We may use artificial intelligence (“AI”) in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate AI solutions into our business, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential future regulation of AI, may also result in additional costs associated with compliance with emerging regulations. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our business, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Our reputation and business may be harmed by interruptions or cybersecurity breaches of our information systems, and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers', our business partners' or our own information or other breaches of our information security.

We make use of online services and centralized data processing, including through third-party service providers. Issues with performance by these third parties may disrupt our operations, and as a result our operating expenses could increase, which could negatively affect our results of operations. Moreover, the secure maintenance and transmission of customer information, including credit card numbers and other personally identifiable information for marketing and promotional purposes, is a critical element of our operations. Our collection and use of personal data are governed by state and federal privacy laws as well as the applicable laws of the countries in which we operate. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to market our products, properties and services to our guests.

Our information technology systems, and those of our third-party service providers, that maintain and transmit customer information, or those of service providers, or our employee or business information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or by actions or inactions by our employees. As a result, information of our customers, third party service providers or business partners or our employee or business information may be lost, disclosed, accessed or taken without their or our consent. Cybersecurity attacks have become increasingly common, and we have experienced immaterial business disruption, monetary loss and data loss as a result of phishing, business email compromise and other types of attacks on our or our third-party service provider’s systems. In addition, the rapid evolution and increased adoption of new technologies, such as AI, may intensify our cybersecurity risks. Any disruption or failure of these systems or services could cause substantial errors, data loss, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, any of which could negatively affect our business and results of operations, subject us to penalties or result in reputational harm. Additionally, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in a loss of customers and subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

We are subject to risks related to corporate social responsibility and sustainability matters and our business reputation, which may negatively affect our business and operations.

Many factors influence our reputation and the value of our brand, including the perceptions held by our customers, business partners, other key stakeholders and the communities in which we do business. Regulatory developments and stakeholder expectations relating to corporate social responsibility and sustainability matters are rapidly evolving, and our business faces increasing scrutiny related to our corporate social responsibility and sustainability practices, disclosures and goals. Stakeholder expectations are not uniform, and both opponents and proponents of various corporate social responsibility and sustainability-related matters have increasingly resulted in activism and action to advocate for their positions. Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, and litigation or other engagement from stakeholders with opposing views, as well as the potential for civil investigations and enforcement by federal governmental authorities. If we are unable to recognize and respond to such developments, or if our existing practices and procedures are not adequate to meet changing regulatory requirements, market standards or investor expectations, some of which may be conflicting, we may miss corporate opportunities, become subject to regulatory scrutiny, litigation or third-party claims, or incur costs to revise operations to meet new or revised standards. Moreover, any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

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

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and in North America we must have the suitability of certain of our directors, officers and employees approved. We are scheduled for renewals for our casino licenses at Mountaineer, Caruthersville, our two Colorado casinos and our four Canada casinos in 2025. The casino license for our casino at the Hilton Hotel in Warsaw, Poland expires in 2025. During 2024, the Poland casinos in Katowice, Bielsko-Biala, Krakow and at the LIM Center in Warsaw were temporarily closed due to delays in licensing decisions by the Polish Minister of Finance. The Katowice and Bielsko-Biala casino licenses were awarded in the first quarter of 2024 and both casinos reopened. We were informed in the fourth quarter of 2024 that the casino licenses for Krakow and the LIM Center in Warsaw were not awarded to us. There can be no assurance that we will be successful in receiving licenses to operate our new or existing casinos in Poland or that we will receive them prior to the expiration of the current license, as was the case with Bielsko-Biala and Katowice. Delays in licensing in Poland have caused and in the future could cause us to close casinos temporarily. A detailed description of the regulations to which we are subject, including the timing of license renewals for our properties, is contained in Exhibit 99.1 to this report, which is incorporated herein by reference. Failure to obtain license renewals would have an adverse effect on us.

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

A number of factors may adversely impact our future effective tax rate or cash tax payment requirements, which may impact our future results and cash flows from operations. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. These factors include, but are not limited to: changes to income tax rates, tax laws or the interpretation of such tax laws (including additional proposals for fundamental international tax reform globally); the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; treatment or characterization of intercompany transactions; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in U.S. generally accepted accounting principles; and expiration or the inability to renew tax rulings or tax holiday incentives.

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, valuation allowances of $49.3 million in the US and $11.0 million in foreign jurisdictions have been provided in recognition of these risks. If our assumptions change and it is determined that we will be able to realize tax benefits related to these deferred tax assets, we will realize a reduction in income tax expense in the year such valuation allowances are reversed.

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

We are highly dependent on the services of Erwin Haitzmann and Peter Hoetzinger, our founders and Co-Chief Executive Officers, and other members of our senior management team. The agreements through which we retain Erwin Haitzmann and Peter Hoetzinger provide that, under some circumstances, the departure of one executive could allow the other to leave for cause. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition, and results of operations may be harmed by staff shortages, work stoppages and other labor issues.

Our ability to attract and retain employees has caused and may in the future cause us to reduce casino operating hours or close certain amenities at our properties which could negatively impact guest loyalty and operating results. We have adjusted, and if required we plan to continue to adjust, operating hours for food and beverage outlets, and hotel and convention spaces where we are impacted by staffing challenges. We have employees in Poland who belong to trade unions that have the right to approve changes in pay for union employees at CPL. In the United States, there are employees at our West Virginia and Maryland casinos who belong to unions and have collective bargaining agreements with the casinos. The union agreement at MTR is subject to renewal in 2025. A lengthy strike or other work stoppage at our casino properties with unions could have an adverse effect on our business and results of operations. Our other employees in the US and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operations and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations. In addition, changes to labor laws or prevailing market conditions could lead to increased labor costs that could have an adverse impact on our profitability.

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

We have recorded and may be required in the future to record impairment losses related to assets we currently carry on our balance sheet.

Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of a significant portion of our assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. In the fourth quarter of 2024, we impaired $43.7 million related to goodwill at the Nugget based on updated assumptions of future operating results due to revised future performance expectations based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. See Note 5 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our goodwill and other intangible assets.

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

Our Chief Information Officer (“CIO”) is responsible for assessing, identifying, and managing the risks from cybersecurity threats. Our CIO has over 15 years of experience in information technology and security positions. The CIO leads a team which includes our Corporate Director of Information Security and Senior Systems Engineer, with a combined 29 years of information technology and cybersecurity related experience. Both of these individuals hold Certified Information Systems Security Professional (“CISSP”) certifications.

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

In addition, we engage independent third-party cybersecurity providers for vulnerability assessments and penetration testing. We regularly engage these providers to aid in the identification and remediation of potential threats. We also endeavor to apprise employees of emerging risks and require them to undergo annual security awareness training, and supplemental training as needed. Additionally, we conduct periodic internal exercises to gauge the effectiveness of the training and assess the need for additional controls and/or training. Our teams evaluate the risk profile of third-party service providers, considering key risk factors such as cybersecurity measures, data privacy policies, and regulatory compliance. We maintain communication channels with key third-party service providers to assess and respond to potential impacts of incidents within a service provider’s organization. We rely on our third parties to communicate such incidents to us in a timely manner. Beyond cybersecurity assessments, our teams conduct a structured due diligence process as part of our vendor compliance program for third-party providers that meet specific criteria set by us. We use third-party risk management services to evaluate additional risk factors, including but not limited to past or pending litigation, criminal history, derogatory information, and financial stability.

Material cybersecurity incidents are required to be reported to the Board of Directors. As of the date of this report, we are not aware of any incidents from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities at each of our casinos as of December 31, 2024:

Summary of Property Information

Segment/Property	Year Opened / Acquired	Approximate Casino Square Footage	Acreage	Slot / Electronic Gaming Machines (#) (1)	Tables (#) (1)	Hotel Rooms (#)	Racetrack (#)
United States
East
Mountaineer Casino, Resort & Races (2)	2019	66,152	1,528.1	1,044	26	357	1
Rocky Gap Casino, Resort & Golf (2)	2023	25,447	270.0	630	16	198	—
Midwest
Century Casino & Hotel - Cape Girardeau (2)	2019	41,530	19.1	809	23	69	—
Century Casino & Hotel - Caruthersville (2)(3)	2019	27,000	38.2	580	9	74	—
Century Casino & Hotel - Central City	2006	22,640	1.3	398	8	26	—
Century Casino & Hotel - Cripple Creek	1996	19,610	3.5	362	6	21	—
West
Nugget Casino Resort (4)	2023	71,200	25.1	933	25	1,382	—
Subtotal		273,579	1,885.3	4,756	113	2,127	1
Canada
Century Casino & Hotel - Edmonton (2)	2006	29,225	6.0	793	23	26	—
Century Casino St. Albert (2)	2016	13,269	7.1	432	10	—	—
Century Mile Racetrack and Casino (2)	2019	19,407	100.1	580	—	—	1
Century Downs Racetrack and Casino (2)	2015	17,459	57.3	660	—	—	1
Subtotal		79,360	170.5	2,465	33	26	2
Poland
Casinos Poland (5)	2007	31,893	—	350	92	—	—
Total		384,832	2,055.8	7,571	238	2,153	3

(1)Machine and table counts are reported as the total number of machines as of December 31, 2024. In Canada, slot/electronic gaming machines include video lottery terminals.

(2)Subsidiaries of VICI PropCo own the real estate assets underlying these properties, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville. Subsidiaries of the Company lease these properties under the Master Lease with subsidiaries of VICI PropCo.

(3)Includes The Farmstead.

(4)The land and building are owned by Smooth Bourbon. We own 50% of Smooth Bourbon.

(5)As of December 31, 2024, Casinos Poland operated six separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Additional Property Information” below.

Additional Property Information

As of December 31, 2024, our US subsidiaries and the parent of our Canadian subsidiaries were pledged as collateral for our obligations under our credit agreement (“Goldman Credit Agreement”) with Goldman Sachs Bank USA (“Goldman”). As of December 31, 2024, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland secured a bank guarantee with mBank S.A. See Note 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Corporate Offices – We lease approximately 13,200 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Poland – The following table summarizes information about CPL’s casinos as of December 31, 2024(1).

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Warsaw Presidential Hotel	September 2028	70	37
Warsaw	Hilton Hotel	June 2025	70	24
Bielsko-Biala	Hotel President	February 2030	54	5
Katowice	Metropol Hotel Katowice	February 2030	16	4
Wroclaw	Polonia Hotel	December 2029	70	13
Lodz	Manufaktura Entertainment Complex	June 2030	70	9

(1)A detailed description of the regulations applicable to CPL licenses and our ability to obtain new licenses for our locations on their expiration is contained in Exhibit 99.1 to this report, which is incorporated herein by reference.

We closed the casinos in Katowice and Bielsko-Biala in October 2023 and the casino in Wroclaw in November 2023 due to the expiration of the gaming licenses. The Bielsko-Biala casino reopened in February 2024, the Katowice casino reopened in March 2024 with a reduced gaming floor, and the Wroclaw casino reopened in October 2024. We are waiting on regulatory approval to reopen the full gaming floor at the Katowice casino.

Master Lease

In December 2019, certain subsidiaries of the Company and certain subsidiaries of VICI PropCo entered into a sale and leaseback transaction in connection with the 2019 Acquisition and entered into the Master Lease to lease the real estate assets.

The Master Lease has been amended since 2019 as follows:

•On December 1, 2022, an amendment provided for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease to provide for an increase in initial annualized rent by approximately $4.2 million, the cash payments for which can be deferred for a period of 12 months after the completion of the project and (iii) other related modifications.

•On July 25, 2023, an amendment (i) added Rocky Gap to the Master Lease, (ii) increased initial annualized rent by approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five-year renewal options).

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.1 million based on the exchange rate on December 31, 2024) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options). In addition, the portion of the Master Lease attributable to the Century Canadian Portfolio has a maximum 2.5% annual escalator increase.

Mountaineer, Cape Girardeau, Caruthersville, Rocky Gap and our Canadian subsidiaries are currently subject to the Master Lease.

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The scheduled 2025 rent payments under the Master Lease, including a CPI increase, are approximately $58.4 million. The rent payments are subject to annual escalations during the lease term. The Master Lease has an initial term of 15 years with no purchase option. In the December 2022 amendment of the Master Lease we exercised our first five year renewal term. At our option, the Master Lease may be extended for up to three additional five year renewal terms beyond the 20 year term. The renewal terms are effective as to all, but not less than all, of the properties then subject to the Master Lease. We do not have the ability to terminate our obligations under the Master Lease prior to its expiration without the lessor’s consent.

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

Nugget Casino Lease

The land, buildings, structures and other improvements of the Nugget Casino are leased from Smooth Bourbon (the “Nugget Lease”). We own 50% of Smooth Bourbon and consolidate it as a subsidiary for which we have a controlling interest. As such the finance lease asset, finance lease liability, revenue and expense are eliminated upon consolidation and the 50% of net rental income attributable to Marnell is recorded as non-controlling interest. The rent owed to Marnell is paid through dividends to non-controlling partners. The scheduled 2025 rent payments under the Nugget Lease attributable to Marnell are $7.7 million. The rent payments are subject to annual escalations during the lease term. The Nugget Lease has an initial term of 35 years and a purchase option if Century purchases the remaining 50% of Smooth Bourbon. At our option, the Nugget Lease may be extended for up to four additional five year renewal terms. The Nugget Lease has a triple-net structure, which requires us to pay substantially all costs associated with the property, including real estate taxes, insurance, utilities, maintenance and operational costs. The Nugget Lease contains certain covenants, including minimum capital improvement expenditure requirements. Century Casinos, Inc. has provided a guarantee of the Nugget’s obligations under the Master Lease.

Item 3. Legal Proceedings.

We are not a party to any pending litigation that, in management’s opinion, could have a material effect on our financial position or results of operations except as disclosed in Note 16 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

Name	Age	Position Held
Erwin Haitzmann	71	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	62	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	63	Chief Financial Officer and Corporate Secretary
Timothy Wright	54	Chief Accounting Officer and Corporate Controller
Andreas Terler	55	Managing Director of Century Resorts Management GmbH and Executive Vice President
Nikolaus Strohriegel	55	Managing Director of Century Resorts Management GmbH and Executive Vice President

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

Margaret Stapleton was appointed Chief Financial Officer, effective October 2019, and Corporate Secretary, effective May 2010. She holds a Bachelor of Science degree in Accounting from Regis University, Denver, Colorado (2004) and has over 30 years of experience in corporate accounting and internal audit. Ms. Stapleton previously served as our Director of Internal Audit and Compliance from 2005 until May 2010 and as our Executive Vice President, Principal Financial/Accounting Officer from May 2010 to October 2019.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the Nasdaq Capital Market under the symbol “CNTY”. The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2019 through December 31, 2024, and compares it to the cumulative total return on the Nasdaq and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2019, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/19	12/20	12/21	12/22	12/23	12/24
CNTY	100.00	80.68	153.79	88.76	61.62	40.91
Nasdaq	100.00	143.64	174.36	116.65	167.30	215.22
Dow Jones US Gambling Index	100.00	88.55	77.17	57.48	74.67	74.15

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors.

At March 7, 2025, we had 119 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2024 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2024.

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

We aggregate all operating segments into three reportable segments based on the geographical locations in which our casinos operate: United States, Canada and Poland. We have additional business activities including certain other corporate and management operations that we report as Corporate and Other. In the United States, we view our operating segments as East, Midwest and West. We view each casino or other operation within those markets as a reporting unit. The reporting units, except for Century Downs Racetrack and Casino and Casinos Poland, are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below.

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments as of December 31, 2024.

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
Corporate Other (3)

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo and leased to us under the Master Lease.

(2)We operated ship-based casinos through April 16, 2023.

(3)Prior to the Nugget Acquisition, our equity investment in Smooth Bourbon was included in the Corporate Other reporting unit.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% in CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and owns and operates casinos throughout Poland. See Item 2, “Properties”, above for a list of casinos operating as of December 31, 2024.

•We have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada.

We had concession agreements for ship-based casinos, all of which are terminated and are detailed further under “Corporate and Other” below.

Recent Developments Related to Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including volatile changes in inflation, foreign currency exchange rates, political unrest and armed conflicts, US domestic and other international economic policies, such as tariffs, and other factors. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could have a material adverse effect on our business, financial condition and results of operations. The actual or perceived impact of macroeconomic conditions on consumer spending could lead to fewer customer visits and decreased discretionary spending by our customers. We are seeing weak trends from retail and low-end customers, which we believe is due to macroeconomics impacting consumer spending in our markets. Any worsening in economic conditions in the regions in which we operate or globally, or the perception that conditions may worsen, could reduce consumer discretionary spending or increase our costs and erode our net earnings and cash flows.

Other Projects and Developments

As detailed further in Item 1, “Business – 2024 Business Developments”, we completed our construction projects in Caruthersville and Cape Girardeau.

Additional Gaming Projects

We periodically explore additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Terminated Projects

As detailed further in Item 1, “Business – 2024 Business Developments – Terminated Projects”, we mutually agreed to terminate two sports betting agreements in Colorado.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2024	2023	2022	2024/2023	2023/2022
Canadian dollar (CAD)	1.3696	1.3496	1.3011	(1.5%)	(3.7%)
Euros (EUR)	0.9244	0.9248	0.9506	—	2.7%
Polish zloty (PLN)	3.9807	4.2034	4.4559	5.3%	5.7%
Source: Xe Currency Converter

We recognize in our statement of (loss) earnings, foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by our casinos in Canada and Poland are generally denominated in Canadian dollars and Polish zloty, respectively. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

DISCUSSION OF RESULTS

Years ended December 31, 2024, 2023 and 2022

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2024/2023		2023/2022
Amounts in thousands	2024	2023	2022	$ Change	% Change	$ Change	% Change
Gaming Revenue	$419,948	$412,388	$365,986	$7,560	1.8%	$46,402	12.7%
Pari-mutuel, Sports Betting and iGaming Revenue	19,016	20,165	19,607	(1,149)	(5.7%)	558	2.8%
Hotel Revenue	48,253	42,269	9,628	5,984	14.2%	32,641	339.0%
Food and Beverage Revenue	58,947	50,262	24,097	8,685	17.3%	26,165	108.6%
Other Revenue	29,755	25,122	11,211	4,633	18.4%	13,911	124.1%
Net Operating Revenue	575,919	550,206	430,529	25,713	4.7%	119,677	27.8%
Gaming Expenses	(225,466)	(216,475)	(183,841)	8,991	4.2%	32,634	17.8%
Pari-mutuel, Sports Betting and iGaming Expenses	(22,234)	(21,752)	(22,149)	482	2.2%	(397)	(1.8%)
Hotel Expenses	(18,883)	(14,379)	(2,815)	4,504	31.3%	11,564	410.8%
Food and Beverage Expenses	(52,416)	(45,065)	(22,631)	7,351	16.3%	22,434	99.1%
Other Expenses	(11,381)	(9,722)	(1,205)	1,659	17.1%	8,517	706.8%
General and Administrative Expenses	(147,912)	(140,505)	(104,262)	7,407	5.3%	36,243	34.8%
Depreciation and Amortization	(49,595)	(41,043)	(27,109)	8,552	20.8%	13,934	51.4%
Impairment - Goodwill	(43,716)	—	—	43,716	100.0%	—	—
Gain on Sale of Casino Operations	—	1,660	—	1,660	100.0%	(1,660)	(100.0%)
(Loss) on Sale of Assets	—	—	(2,154)	—	—	(2,154)	(100.0%)
Total Operating Costs and Expenses	(571,603)	(487,281)	(366,166)	84,322	17.3%	121,115	33.1%
Earnings from Equity Investment	—	1,121	3,249	(1,121)	(100.0%)	(2,128)	(65.5%)
Earnings from Operations	4,316	64,046	67,612	(59,730)	(93.3%)	(3,566)	(5.3%)

Income Tax (Expense) Benefit	(27,673)	5,343	7,660	(33,016)	(617.9%)	(2,317)	(30.2%)
Net Earnings Attributable to Non-controlling Interests	(7,085)	(9,709)	(5,694)	(2,624)	(27.0%)	4,015	70.5%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(128,170)	(28,198)	7,976	(99,972)	(354.5%)	(36,174)	(453.5%)
Adjusted EBITDAR (1)	$102,678	$114,047	$103,340	$(11,369)	(10.0%)	$10,707	10.4%

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(4.19)	$(0.93)	$0.27	$(3.26)	(350.5%)	$(1.20)	(444.4%)
Diluted	$(4.19)	$(0.93)	$0.25	$(3.26)	(350.5%)	$(1.18)	(472.0%)

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” below in this Item 7.

Comparability Impacts

Items impacting year-over-year comparability of the results include the following:

Impairment of Goodwill (US) – We impaired goodwill at the Nugget based on updated assumptions of future operating results due to revised future performance expectations based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. As a result of the impairment, we recorded $43.7 million to impairment – goodwill for the year ended December 31, 2024.

Valuation Allowance (US) – Income tax (expense) benefit was primarily impacted by the recording of a valuation allowance on our net deferred tax assets related to the United States for the year ended December 31, 2024 and the release of a valuation allowance against deferred tax assets for the year ended December 31, 2022.

United States (Nugget) – We acquired the operations of the Nugget on April 3, 2023. The Nugget is reported in the United States reportable segment. The Nugget’s operating results for the years ended December 31, 2024 and 2023 were as follows:

•$87.5 million in net operating revenue and ($61.3) million in net loss attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2024. Net loss attributable to Century Casinos, Inc. shareholders includes the $43.7 million goodwill impairment.

•$80.8 million in net operating revenue and $1.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2023.

United States (Rocky Gap) – We acquired the operations of Rocky Gap on July 25, 2023. Rocky Gap is reported in the United States reportable segment. Rocky Gap’s operating results for the years ended December 31, 2024 and 2023 were as follows:

•$67.1 million in net operating revenue and ($14.5) million in net loss attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2024.

•$31.7 million in net operating revenue and ($2.5) million in net loss attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2023.

Interest expense related to the Master Lease for Rocky Gap of $16.5 million and $8.6 million for the years ended December 31, 2024 and 2023, respectively, contributed to the net loss attributable to Century Casinos, Inc. shareholders for the same periods.

Poland Casino Closures – We closed several casinos at different times and for varying periods during 2023 and 2024 due to delays in obtaining new licenses, and we were not awarded casino licenses for two locations. See “Reportable Segments – Poland” below in this Item 7 for additional information about our Polish casino licenses.

Increased Interest Expense – In 2024, interest expense increased $9.4 million due primarily to additional properties under our Master Lease offset by a decrease in interest expense due to the one-time impact of the CDR land lease extinguishment from the Canada Real Estate Sale in 2023 as detailed below. In 2023, interest expense increased $13.0 million due to additional properties added to the Master Lease, approximately $14.6 million due to increased borrowings under our Goldman Credit Agreement in April 2022 in connection with the Nugget Acquisition, increased interest rates on the term loan and borrowing on the revolving facility under our Goldman Credit Agreement, and $7.3 million related to the CDR land lease debt extinguishment in connection with the Canada Real Estate Sale. In 2022, we wrote off approximately $7.3 million of deferred financing costs to interest expense in connection with the prepayment of the $170.0 million term loan (the “Macquarie Term Loan”) issued under a credit agreement with Macquarie Capital (the “Macquarie Credit Agreement”).

Sports Betting (Colorado) – We mutually agreed to cancel two of our sports betting agreements in Colorado. See “Terminated Projects” in Item 1 for additional information about the termination of these agreements.

Canada (Real Estate Sale) – In September 2023, we completed the Canada Real Estate Sale. As part of the sale, we purchased the land at CDR prior to its sale to VICI PropCo. As noted above, the purchase of the land at CDR resulted in a loss on debt extinguishment of $7.3 million that is recorded as interest expense in our consolidated statement of (loss) earnings for the year ended December 31, 2023.

Inflation and Staffing – During 2023, we saw material increases in our operating expenses at our properties, including payroll wages and benefits, insurance and utilities, maintenance costs and food and beverage costs. We also experienced difficulties attracting and retaining staff at some locations in the US and Canada. As a result, during 2023, we adjusted hours of some food and beverage outlets, the number of table games open and the number of rooms available at some of our hotels. We were able to make adjustments during non-peak times to mitigate some of the impact to our operating results. We did not see material impacts to our operations in 2024 due to inflation and staffing and we are not currently adjusting hours at our facilities to mitigate staffing issues.

Weather – Inclement weather in the United States impacted revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 for our Colorado, Maryland and West Virginia properties.

Canada (Calgary) – In February 2022, we sold land and a building that we owned in Calgary in which we operated Century Sports, a sports bar, bowling and entertainment facility and leased space for casino operations, at which time we transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports. We recorded a loss on the sale of the land and building of CAD 2.7 million ($2.2 million based on the average exchange rate for the month ended February 28, 2022). We received earn out payments related to the sale of the casino operations of Century Casino Calgary of CAD 2.1 million ($1.7 million based on the exchange rate of December 31, 2023) for the year ended December 31, 2023 that are recorded to gain on sale of casino operations in our consolidated statements of (loss) earnings. The earn out period ended in August 2023, and we did not receive any earn out payments during the year ended December 31, 2022.

Summary of Changes by Reportable Segment

Net operating revenue increased by $25.7 million, or 4.7%, and by $119.7 million, or 27.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively. Following is a breakout of net operating revenue by reportable segment for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•United States increased by $39.1 million, or 10.3%, and by $112.0 million, or 41.7%, respectively.

•Canada increased by $0.9 million, or 1.2%, and by $3.9 million, or 5.4%, respectively.

•Poland decreased by ($14.2) million, or (15.1%), and increased by $3.9 million, or 4.4%, respectively.

•Corporate and Other remained constant and decreased by ($0.1) million, or (70.4%), respectively.

Operating costs and expenses increased by $84.3 million, or 17.3%, and by $121.1 million, or 33.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively. Following is a breakout of operating costs and expenses by reportable segment for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•United States increased by $96.8 million, or 30.6%, and by $108.9 million, or 52.4%, respectively.

•Canada increased by $0.1 million, or 0.2%, and by $0.3 million, or 0.4%, respectively.

•Poland decreased by ($4.9) million, or (5.6%), and increased by $7.6 million, or 9.4%, respectively.

•Corporate and Other decreased by ($7.7) million, or (35.3%), and increased by $4.4 million, or 25.1%, respectively.

Earnings from operations decreased by ($59.7) million, or (93.3%), and by ($3.6) million, or (5.3%), for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively. Following is a breakout of earnings from operations by reportable segment for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•United States decreased by ($57.7) million, or (90.2%), and increased by $3.1 million, or 5.1%, respectively.

•Canada increased by $0.8 million, or 5.0%, and by $3.6 million, or 31.5%, respectively.

•Poland decreased by ($9.3) million, or (167.1%), and by ($3.7) million, or (39.7%), respectively.

•Corporate and Other increased by $6.5 million, or 31.7%, and decreased by ($6.6) million, or (47.6%), respectively.

Net earnings decreased by ($100.0) million, or (354.5%), and by ($36.2) million, or (453.5%), for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively. Items deducted from or added to earnings from operations to arrive at net (loss) earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. In 2024, net loss (earnings) attributable to Century Casinos, Inc. shareholders was impacted by increased interest expense primarily due to additional properties added to the Master Lease, by the valuation allowance on our net deferred tax assets related to the United States during the second quarter of 2024, and by the impairment of goodwill at the Nugget during the fourth quarter of 2024 as detailed above. Other items that impacted the comparability of the results are discussed above. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

For details regarding these results, see “Reportable Segments” below.

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

Non-GAAP Measures Definitions and Calculations

Adjusted EBITDAR

Adjusted EBITDAR is used outside of our financial statements as a valuation metric. We define Adjusted EBITDAR as net (loss) earnings attributable to Century Casinos, Inc. shareholders before interest expense (income), net, including interest expense related to the Master Lease as discussed below, income taxes (benefit), depreciation, amortization, non-controlling interests net earnings (losses) and transactions, pre-opening expenses, termination expenses related to closing a casino, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, loss (gain) on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDAR reported for each reportable segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“US GAAP”).

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

Adjusted EBITDAR should not be viewed as a measure of overall operating performance as an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net earnings, the most directly comparable US GAAP measure, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a US GAAP basis and excludes certain expenses, including the rent expense related to our Master Lease, and is provided for the limited purposes discussed herein. In addition, Adjusted EBITDAR as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies. Consolidated Adjusted EBITDAR should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net earnings, because it excludes the rent expense associated with our Master Lease and certain other items.

The reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(76,422)	$3,390	$(1,909)	$(53,229)	$(128,170)
Interest expense (income), net (1)	47,566	12,544	(41)	40,654	100,723
Income tax expense (benefit)	28,016	1,010	(237)	(1,116)	27,673
Depreciation and amortization	43,254	4,368	1,811	162	49,595
Net earnings (loss) attributable to non-controlling interests	7,097	943	(955)	—	7,085
Non-cash stock-based compensation	—	—	—	66	66
Loss (gain) on foreign currency transactions, cost recovery income and other (2)	24	(2,057)	(584)	(356)	(2,973)
Impairment - goodwill (3)	43,716	—	—	—	43,716
Loss (gain) on disposition of fixed assets	540	(36)	953	—	1,457
Acquisition costs	—	—	—	(19)	(19)
Pre-opening and termination expenses	—	—	3,525	—	3,525
Adjusted EBITDAR	$93,791	$20,162	$2,563	$(13,838)	$102,678

(1)See “Non-Operating Income (Expense) – Interest” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.1 million in the Canada segment related to cost recovery income for CDR.

(3)Related to the impairment of goodwill at the Nugget.

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

Net Debt

We define Net Debt as total long-term debt (including current portion) plus deferred financing costs minus cash and cash equivalents. Net Debt is not considered a liquidity measure recognized under US GAAP. Management believes that Net Debt is a valuable measure of our overall financial situation. Net Debt provides investors with an indication of our ability to pay off all of our long-term debt were it to become due simultaneously. The reconciliation of Net Debt is presented below.

Amounts in thousands	December 31, 2024	December 31, 2023
Total long-term debt, including current portion	$328,156	$332,680
Deferred financing costs	11,454	14,149
Total principal	$339,610	$346,829
Less: Cash and cash equivalents	$98,769	$171,327
Net Debt	$240,841	$175,502

REPORTABLE SEGMENTS

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the year
	ended December 31,			2024/2023		2023/2022
Amounts in thousands	2024	2023	2022	$ Change	% Change	$ Change	% Change
Gaming Revenue	$293,702	$272,499	$232,871	$21,203	7.8%	$39,628	17.0%
Pari-mutuel, Sports Betting and iGaming Revenue	9,597	10,145	8,728	(548)	(5.4%)	1,417	16.2%
Hotel Revenue	47,675	41,750	9,159	5,925	14.2%	32,591	355.8%
Food and Beverage Revenue	45,548	36,803	12,394	8,745	23.8%	24,409	196.9%
Other Revenue	23,146	19,394	5,430	3,752	19.3%	13,964	257.2%
Net Operating Revenue	419,668	380,591	268,582	39,077	10.3%	112,009	41.7%
Gaming Expenses	(163,012)	(145,799)	(117,731)	17,213	11.8%	28,068	23.8%
Pari-mutuel, Sports Betting and iGaming Expenses	(6,798)	(6,416)	(6,402)	382	6.0%	14	0.2%
Hotel Expenses	(18,609)	(14,108)	(2,568)	4,501	31.9%	11,540	449.4%
Food and Beverage Expenses	(37,874)	(30,670)	(10,451)	7,204	23.5%	20,219	193.5%
Other Expenses	(11,240)	(9,601)	(1,004)	1,639	17.1%	8,597	856.3%
General and Administrative Expenses	(88,908)	(76,260)	(50,178)	12,648	16.6%	26,082	52.0%
Depreciation and Amortization	(43,254)	(33,739)	(19,364)	9,515	28.2%	14,375	74.2%
Impairment - Goodwill	(43,716)	—	—	43,716	100.0%	—	—
Total Operating Costs and Expenses	(413,411)	(316,593)	(207,698)	96,818	30.6%	108,895	52.4%
Earnings from Operations	6,257	63,998	60,884	(57,741)	(90.2%)	3,114	5.1%

Income Tax Expense	(28,016)	(2,654)	(7,595)	25,362	955.6%	(4,941)	(65.1%)
Net Earnings Attributable to Non-controlling Interests	(7,097)	(5,284)	—	1,813	34.3%	5,284	100.0%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(76,422)	18,036	24,759	(94,458)	(523.7%)	(6,723)	(27.2%)
Adjusted EBITDAR	$93,791	$98,190	$80,297	$(4,399)	(4.5%)	$17,893	22.3%

We opened the new land-based casino and hotel in Caruthersville on November 1, 2024. The casino has 580 slot machines and nine live table games, which is almost a 50% increase in gaming positions compared with the prior temporary location. The number of hotel rooms doubled to 74.

We opened The Riverview in Cape Girardeau in April 2024. The Riverview is a 69 room, six-story hotel with 68,000 square feet that is adjacent to and connected with Century Casino Cape Girardeau.

We began consolidating the Nugget and Smooth Bourbon in the United States segment on April 3, 2023 following the Second Closing of the Nugget Acquisition, and we began consolidating Rocky Gap on July 25, 2023 following the closing of the Rocky Gap Acquisition.

We partner with sports betting operators that conduct sports wagering at our Colorado, West Virginia and Nevada locations. Each agreement with the sports betting operators provides for a share of net gaming revenue, and the Colorado agreement also provides for a minimum revenue guarantee each year. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue. Sports betting was approved by voters in Missouri in November 2024. We believe Missouri sports betting will begin in late 2025, and we plan to partner with sports betting operators to conduct sports betting at our Missouri casinos. As stated above, our sports betting agreements in Colorado with Circa and Tipico ended in May 2024 and July 2024, respectively.

The Cripple Creek and Central City casinos in Colorado stopped offering table games in January 2025. We believe this will have a positive impact on earnings from operations at both properties as the expense savings are projected to offset the decreased revenue.

The Walker’s Bluff Casino in Illinois, which opened in August 2023, has increased competition for our Missouri casinos, primarily our Cape Girardeau casino. However, we believe that our marketing efforts have been effective in offsetting this competition to date. In Cripple Creek, the competitor across the street from our casino opened its casino expansion the last week of December 2023. The increased availability of hotel rooms in Cripple Creek increased the overall Cripple Creek market. We believe that we can benefit from any increases in the overall market from nearby expanded hotels or otherwise; however, future periods could also be negatively impacted by this competitor or others, either through decreased market share of revenue or increased costs of promotional offers by us in order to compete. During 2024, we reported that a potential competitor may open a casino in Central City. We believe this is unlikely to occur in 2025, if at all.

The table below provides results by operating segment within the United States reportable segment. Rocky Gap was added to the East operating segment in July 2023 and the Nugget was added to the West operating segment in April 2023.

	For the year
	ended December 31,			2024/2023		2023/2022
Amounts in millions	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net Operating Revenue
East	$171.6	$143.0	$112.9	$28.6	20.0%	$30.1	26.7%
Midwest	160.6	156.8	155.7	3.8	2.4%	1.1	0.7%
West	87.5	80.8	—	6.7	8.3%	80.8	100.0%
Total United States	419.7	380.6	268.6	39.1	10.3%	112.0	41.7%

Operating Costs and Expenses (1)
East	$145.0	$118.8	$94.9	$26.2	22.1%	$23.9	25.2%
Midwest	103.6	97.3	93.5	6.3	6.5%	3.8	4.1%
West	77.8	66.7	—	11.1	16.6%	66.7	100.0%
Total United States	326.4	282.8	188.4	43.6	15.4%	94.4	50.1%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization and impairment – goodwill.

2024 Compared to 2023

The following discussion highlights results for the year ended December 31, 2024 compared to the year ended December 31, 2023.

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

Midwest – Net operating revenue increased primarily due to increased hotel and food and beverage revenue at our Cape Girardeau location due to the opening of The Riverview in April 2024 and increased gaming revenue at our Caruthersville location due to the opening of the new land-based casino in November 2024. Net operating revenue at Caruthersville increased $1.9 million during the fourth quarter of 2024 due primarily to the opening of the new casino. In addition, net operating revenue increased by $1.7 million due to breakage fees from the termination of our sports betting agreements with Circa and Tipico. Revenue from these sports betting agreements was approximately $1.8 million per year. These increases in revenue were offset by decreased gaming revenue at our Central City property which was negatively impacted by inclement weather in the first quarter of 2024. Revenue at our Cripple Creek property was relatively flat in 2024 compared to 2023. Operating expenses in the Midwest operating segment increased due to increased payroll, marketing and gaming-related costs, primarily at the Cape Girardeau location due to the opening of The Riverview and at the Caruthersville location due to the opening of the new land-based casino.

West – As a new operating segment, all increases are due to the acquisition of the Nugget in April 2023. Inclement weather over holiday weekends negatively impacted revenue at the Nugget during the first quarter of 2024. In addition, decreased hotel group bookings throughout 2024 negatively impacted hotel and food and beverage revenue compared to 2023. Beginning mid-April 2024, we began implementing cost saving measures at the Nugget. These measures include marketing improvements, staffing changes and a change to our housekeeping program in the hotel. These measures have resulted in cost savings of approximately $1.5 million in each of the third and fourth quarters of 2024.

2023 Compared to 2022

The following discussion highlights results for the year ended December 31, 2023 compared to the year ended December 31, 2022.

East – Increased net operating revenue and operating costs and expenses were due to the acquisition of Rocky Gap. Net operating revenue from Mountaineer decreased due to decreased gaming revenue offset by increased hotel and pari-mutuel revenue. We have seen a decrease in gaming revenue in West Virginia, particularly in table games, since sports betting in Ohio began at the beginning of 2023. Operating expenses in West Virginia decreased by ($0.2) million due to a decrease in gaming-related expenses.

Midwest – Net operating revenue increased primarily due to increased gaming revenue from a full year of normalized operations at our Caruthersville location, which had disruptions in 2022 from low water levels in the Mississippi River, and from a full year of hotel revenue from The Farmstead, which opened in October 2022. In addition to the increased revenue in Missouri, increased revenue from the third sports betting app in Colorado that launched in September 2022 was partially offset by decreased gaming revenue in Colorado. Operating expenses in the Midwest operating segment increased due to increased payroll and marketing costs.

West – As a new operating segment in 2023, all increases are due to the acquisition of the Nugget on April 3, 2023.

A breakdown of pari-mutuel, sports betting and iGaming revenue by operating segment is provided below.

	For the year
	ended December 31,
Amounts in millions	2024	2023	2022
East
Pari-mutuel Revenue	$5.7	$5.9	$5.4
Sports Betting Revenue	0.2	0.2	0.6
iGaming Revenue	1.8	1.1	0.6
	7.7	7.2	6.6
Midwest
Sports Betting Revenue	1.8	2.8	2.1
West
Sports Betting Revenue	0.1	0.1	—
Total United States	$9.6	$10.1	$8.7

A reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders for the United States reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Canada
	For the year
	ended December 31,			2024/2023		2023/2022
Amounts in thousands	2024	2023	2022	$ Change	% Change	$ Change	% Change
Gaming Revenue	$48,062	$46,871	$43,972	$1,191	2.5%	$2,899	6.6%
Pari-mutuel, Sports Betting and iGaming Revenue	9,419	10,020	10,879	(601)	(6.0%)	(859)	(7.9%)
Hotel Revenue	578	519	469	59	11.4%	50	10.7%
Food and Beverage Revenue	12,566	12,532	10,860	34	0.3%	1,672	15.4%
Other Revenue	5,692	5,507	5,392	185	3.4%	115	2.1%
Net Operating Revenue	76,317	75,449	71,572	868	1.2%	3,877	5.4%
Gaming Expenses	(10,055)	(10,032)	(9,952)	23	0.2%	80	0.8%
Pari-mutuel, Sports Betting and iGaming Expenses	(15,436)	(15,336)	(15,747)	100	0.7%	(411)	(2.6%)
Hotel Expenses	(274)	(271)	(247)	3	1.1%	24	9.7%
Food and Beverage Expenses	(11,020)	(10,700)	(9,067)	320	3.0%	1,633	18.0%
Other Expenses	(141)	(121)	(201)	20	16.5%	(80)	(39.8%)
General and Administrative Expenses	(19,191)	(20,985)	(17,989)	(1,794)	(8.5%)	2,996	16.7%
Depreciation and Amortization	(4,368)	(4,590)	(4,754)	(222)	(4.8%)	(164)	(3.4%)
Gain on Sale of Casino Operations	—	1,660	—	1,660	100.0%	(1,660)	(100.0%)
(Loss) on Sale of Assets	—	—	(2,154)	—	—	(2,154)	(100.0%)
Total Operating Costs and Expenses	(60,485)	(60,375)	(60,111)	110	0.2%	264	0.4%
Earnings from Operations	15,832	15,074	11,461	758	5.0%	3,613	31.5%

Income Tax (Expense) Benefit	(1,010)	4,256	(2,354)	5,266	123.7%	(6,610)	(280.8%)
Net Earnings Attributable to Non-controlling Interests	(943)	(2,701)	(2,787)	(1,758)	(65.1%)	(86)	(3.1%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	3,390	8,626	6,070	(5,236)	(60.7%)	2,556	42.1%
Adjusted EBITDAR	$20,162	$20,003	$18,396	$159	0.8%	$1,607	8.7%

In February 2022, we sold the land and building we owned in Calgary, transferred the lease agreement for the casino premises to the buyer and ceased operating Century Sports, which impacts comparability in 2022. We have received earn out payments from the sale of the Calgary casino operations of CAD 2.2 million ($1.7 million based on the exchange rate on December 31, 2023) that are recorded to gain on sale of casino operations in our consolidated statement of (loss) earnings for the year ended December 31, 2023.

In November 2022, a competing casino was relocated to a new site approximately eight miles south of Century Downs. Competition from this casino has had a negative impact on financial results at this location. In addition, in January 2022, the AGLC removed the moratorium on new gaming facilities; any increase in competitors could have a negative impact on our results of operations in Alberta. A competitor is requesting to relocate its casino from west Edmonton to south Edmonton, approximately 11 miles from our Century Mile property. Additional approvals are needed before the project begins and we anticipate construction could take approximately one year if the project is approved. An increase in competitors to the Edmonton market and near our Century Mile property could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Canada.

In February 2023, the AGLC approved a temporary increase from 15% of slot machine net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. In December 2024, the temporary increase was extended through March 31, 2026. We estimate that the additional 2% of slot machine net sales retained by the casinos increased our gaming revenue by approximately $2.9 million during 2024. Effective August 1, 2023, the AGLC extended the operating hours for slot machines by 30 minutes on weekdays and 90 minutes on weekends.

In September 2023, we completed the Canada Real Estate Sale. Interest expense, excluding interest expense related to the debt extinguishment of the CDR land lease, increased $9.3 million for the year ended December 31, 2024 compared to the year ended
December 31, 2023, due to the addition of the Canadian properties to the Master Lease. As part of the sale, we purchased the land at CDR prior to its sale to VICI PropCo. The purchase of the land at CDR resulted in a loss on debt extinguishment of CAD 9.9 million ($7.3 million based on the exchange rate as of September 6, 2023) that is recorded as interest expense in our consolidated statement of (loss) earnings for the year ended December 31, 2023.

Results in US dollars were impacted by (1.5%) and (3.7%) decreases in the average exchange rate between the US dollar and Canadian dollar for the year ended December 31, 2024 compared to the year ended December 31, 2023, and the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively.

The tables below provide results for the Canada reportable segment.

	For the year			2024/2023		2023/2022
	ended December 31,				%		%
Amounts in CAD, in millions	2024	2023	2022	Change	Change	Change	Change
Net Operating Revenue
Canada	104.5	101.8	93.1	2.7	2.7%	8.7	9.4%

Operating Costs and Expenses (1)
Canada	76.8	77.4	69.2	(0.6)	(0.8%)	8.2	11.8%

	For the year
	ended December 31,			2024/2023		2023/2022
Amounts in millions	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net Operating Revenue
Canada	$76.3	$75.5	$71.6	$0.8	1.2%	$3.9	5.4%

Operating Costs and Expenses (1)
Canada	$56.1	$57.4	$53.2	$(1.3)	(2.3%)	$4.2	7.9%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization and gain on sale of casino operations and loss on sale of assets.

2024 Compared to 2023

The following discussion highlights results for the year ended December 31, 2024 compared to the year ended December 31, 2023. Unless otherwise indicated, explanations below are provided based on CAD results.

Gaming and food and beverage revenue increased at all of our Canada locations except Century Downs, which had decreased food and beverage revenue due to a 2023 event that did not recur in 2024. The increase in gaming revenue was primarily due to the additional 2% slot machine net sales retained starting April 1, 2023. Operating costs and expenses decreased due to one-time costs of CAD 1.9 million ($1.4 million) related to the Canada Real Estate sale in 2023, decreased utility costs and decreased marketing expenses at Century Downs from additional marketing costs in 2023 for an event that did not recur in 2024, offset by increased payroll costs.

2023 Compared to 2022

The following discussion highlights results for the year ended December 31, 2023 compared to the year ended December 31, 2022. Unless otherwise indicated, explanations below are provided based on CAD results.

COVID-19 restrictions were in place through the first quarter of 2022 requiring proof of vaccination, a negative rapid test or an original medical exemption letter for entry in order to comply with a government mandate. Gaming revenue increased in 2023 at all of our Canada locations, with the exception of Century Downs, due to the COVID-19 restrictions lifting and the additional 2% slot machine net sales retained starting April 1, 2023. Gaming revenue decreased at Century Downs by (CAD 0.5 million), or (2.5%), ($0.9 million, or 6.1%), due to a competitor opening near the casino in November 2022. Operating costs and expenses increased due to increased payroll costs, cost of goods sold, utility costs and one-time costs of CAD 1.9 million ($1.4 million) related to the Canada Real Estate Sale. In February 2022, we ceased operating Century Sports, which contributed to a decrease in net operating revenue of (CAD 0.3 million) ($0.3 million) and decreased operating costs and expenses of (CAD 0.4 million) ($0.3 million) for the year ended December 31, 2023 compared to the year ended December 31, 2022.

A reconciliation of Adjusted EBITDAR to net earnings attributable to Century Casinos, Inc. shareholders for the Canada reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Poland
	For the year
	ended December 31,			2024/2023		2023/2022
Amounts in thousands	2024	2023	2022	$ Change	% Change	$ Change	% Change
Gaming	$78,184	$92,957	$88,959	$(14,773)	(15.9%)	$3,998	4.5%
Food and Beverage	833	927	843	(94)	(10.1%)	84	10.0%
Other Revenue	883	221	367	662	299.5%	(146)	(39.8%)
Net Operating Revenue	79,900	94,105	90,169	(14,205)	(15.1%)	3,936	4.4%
Gaming Expenses	(52,399)	(60,595)	(56,025)	(8,196)	(13.5%)	4,570	8.2%
Food and Beverage Expenses	(3,522)	(3,695)	(3,113)	(173)	(4.7%)	582	18.7%
General and Administrative Expenses	(25,894)	(21,784)	(19,220)	4,110	18.9%	2,564	13.3%
Depreciation and Amortization	(1,811)	(2,482)	(2,606)	(671)	(27.0%)	(124)	(4.8%)
Total Operating Costs and Expenses	(83,626)	(88,556)	(80,964)	(4,930)	(5.6%)	7,592	9.4%
(Loss) Earnings from Operations	(3,726)	5,549	9,205	(9,275)	(167.1%)	(3,656)	(39.7%)

Income Tax Benefit (Expense)	237	(1,534)	(2,326)	(1,771)	(115.4%)	(792)	(34.0%)
Net Loss (Earnings) Attributable to Non-controlling Interests	955	(1,724)	(2,907)	(2,679)	(155.4%)	(1,183)	(40.7%)
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(1,909)	3,446	5,811	(5,355)	(155.4%)	(2,365)	(40.7%)
Adjusted EBITDAR	$2,563	$8,062	$11,874	$(5,499)	(68.2%)	$(3,812)	(32.1%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires for a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. The license for the Hilton Hotel in Warsaw expires in 2025. CPL has applied for a license in Warsaw but there can be no assurance that such license will be received.

The table below provides information about the closures due to licensing delays during the period.

Casino	Closure Date	Reopen Date
Katowice (1)	October 2023	March 2024
Bielsko-Biala	October 2023	February 2024
Wroclaw (2)	November 2023	October 2024
Krakow (3)	May 2024	N/A
LIM Center in Warsaw (3)	July 2024	N/A

(1)The Katowice casino reopened with a reduced gaming floor.

(2)The Wroclaw casino reopened at a new location following the closure.

(3)We were notified in October 2024 that we were not awarded casino licenses for these locations.

We have not seen a material negative impact on our operations as a result of the war in Ukraine. Although Poland borders Ukraine, our casinos are not located near the border. However, continued conflict in that region could have a negative impact on our results of operations.

Results in US dollars were impacted by 5.3% and 5.7% increases in the average exchange rates between the US dollar and the Polish zloty for the year ended December 31, 2024 compared to the year ended December 31, 2023 and the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively.

The tables below provide results for the Poland reportable segment.

	For the year			2024/2023		2023/2022
	ended December 31,				%		%
Amounts in PLN, in millions	2024	2023	2022	Change	Change	Change	Change
Net Operating Revenue
Poland	318.3	396.8	402.5	(78.5)	(19.8%)	(5.7)	(1.4%)

Operating Costs and Expenses (1)
Poland	325.8	362.3	349.3	(36.5)	(10.1%)	13.0	3.7%

	For the year
	ended December 31,			2024/2023		2023/2022
Amounts in millions	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net Operating Revenue
Poland	$79.9	$94.1	$90.2	$(14.2)	(15.1%)	$3.9	4.4%

Operating Costs and Expenses (1)
Poland	$81.8	$86.1	$78.4	$(4.3)	(5.0%)	$7.7	9.8%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

2024 Compared to 2023

The following discussion highlights results for the year ended December 31, 2024 compared to the year ended December 31, 2023. Unless otherwise indicated, explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to licensing-related closures at our locations in Bielsko-Biala, Katowice and Wroclaw during the first nine months of 2024 as well as the closures of our locations in Krakow and the LIM Center casino in Warsaw. Operating costs and expenses decreased due to decreased marketing and gaming-related expenses primarily related to the casino closures offset by increased payroll costs due to termination costs for employees at our Krakow casino. Employees at the Lim Center casino work at the Warsaw Presidential Hotel following the casino closure.

2023 Compared to 2022

The following discussion highlights results for the year ended December 31, 2023 compared to the year ended December 31, 2022. Unless otherwise indicated, explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to decreased gaming revenue. As stated above, we had to temporarily close three casinos in the fourth quarter of 2023. Revenue at these three locations decreased by PLN 25.2 million in the fourth quarter of 2023 compared to the fourth quarter of 2022. Operating costs and expenses increased due to an increase in payroll costs and marketing expenses. All three locations reopened in 2024.

A reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders for the Poland reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Corporate and Other
	For the year
	ended December 31,			2024/2023		2023/2022
Amounts in thousands	2024	2023	2022	$ Change	% Change	$ Change	% Change
Gaming	$—	$61	$184	$(61)	(100.0%)	$(123)	(66.8%)
Other Revenue	34	—	22	34	100.0%	(22)	(100.0%)
Net Operating Revenue	34	61	206	(27)	(44.3%)	(145)	(70.4%)
Gaming Expenses	—	(49)	(133)	(49)	(100.0%)	(84)	(63.2%)
General and Administrative Expenses	(13,919)	(21,476)	(16,875)	(7,557)	(35.2%)	4,601	27.3%
Depreciation and Amortization	(162)	(232)	(385)	(70)	(30.2%)	(153)	(39.7%)
Total Operating Costs and Expenses	(14,081)	(21,757)	(17,393)	(7,676)	(35.3%)	4,364	25.1%
Earnings from Equity Investment	—	1,121	3,249	(1,121)	(100.0%)	(2,128)	(65.5%)
Losses from Operations	(14,047)	(20,575)	(13,938)	6,528	31.7%	(6,637)	(47.6%)

Income Tax Benefit	1,116	5,275	19,935	(4,159)	(78.8%)	(14,660)	(73.5%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(53,229)	(58,306)	(28,664)	5,077	8.7%	(29,642)	(103.4%)
Adjusted EBITDAR	$(13,838)	$(12,208)	$(7,227)	$(1,630)	(13.4%)	$(4,981)	(68.9%)

We released a US valuation allowance in 2022, resulting in an income tax benefit for the year ended December 31, 2022.

Prior to the end of the agreement to operate a ship-based casino in April 2023, the results of operations from our ship-based casinos were included in the Corporate and Other reportable segment. We mutually agreed with cruise lines with which we had concession agreements not to extend certain agreements at their termination dates. The table below illustrates the ships operating during the years ended December 31, 2023 and 2022.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

2024 Compared to 2023

The following discussion highlights results for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Net operating revenue decreased because our last remaining ship-based casino contract ended in April 2023. Total operating costs and expenses, including general and administrative expenses, decreased due to decreased acquisition costs, as our material acquisition activity was completed in 2023, as well as decreased payroll expense primarily due to decreased bonus expense and decreased stock compensation expense, offset by increased professional services and insurance expenses. Earnings from equity investment relates to income from our 50% membership interests in Smooth Bourbon prior to its consolidation in the United States reportable segment on April 3, 2023. As a result, there were no earnings from equity investment in 2024.

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

A reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders for the Corporate and Other reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Non-Operating (Expense) Income

Non-operating (expense) income for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the year ended December 31,			2024/2023		2023/2022
Amounts in thousands	2024	2023	2022	$ Change	% Change	$ Change	% Change
Interest Income	$2,644	$2,114	$851	$530	25.1%	$1,263	148.4%
Interest Expense	(103,367)	(93,925)	(65,831)	(9,442)	(10.1%)	(28,094)	(42.7%)
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	2,995	3,933	3,378	(938)	(23.8%)	555	16.4%
Non-Operating (Expense) Income	$(97,728)	$(87,878)	$(61,602)	$(9,850)	(11.2%)	$(26,276)	(42.7%)

Interest income

Interest income is related to interest earned on our cash reserves. We earned approximately $1.2 million and $1.7 million in interest income in Canada from the funds from the Canada Real Estate Sale for the years ended December 31, 2024 and 2023, respectively. Prior to April 3, 2023, we maintained a balance of $100.0 million in an escrow account (the “Acquisition Escrow”) from the proceeds from a $350.0 million term loan (“Goldman Term Loan”) under our Goldman Credit Agreement that were borrowed in connection with the Nugget Acquisition. Interest income on the Acquisition Escrow was earned from April 1, 2022 until the funds were used for the Nugget Acquisition on April 3, 2023. In addition, PLN 2.0 million ($0.4 million) in interest income relates to the Polish IRS reimbursement of CPL after CPL prevailed in court challenges of tax audits for the year ended December 31, 2022. See Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Interest expense

Interest expense is directly related to interest owed on our borrowings under our Goldman Credit Agreement, Macquarie Credit Agreement, our financing obligation under the Master Lease with VICI PropCo, our CPL and CRM borrowings, our capital lease agreements and, prior to the Canada Real Estate Sale, interest expense related to the CDR land lease. We recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in our consolidated statement of (loss) earnings for the year ended December 31, 2023. We wrote off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan. Increases in interest expense were due to increased interest rates on our Goldman Credit Agreement, interest on a $30.0 million revolving line of credit (“Revolving Facility”) with Goldman, on which we drew from July 2023 to September 2023 for the Rocky Gap Acquisition, and increased interest related to the addition of Rocky Gap and the Century Canadian Portfolio to the financing obligation under the Master Lease with VICI PropCo.

A breakdown of interest expense is below.

	For the year ended December 31,
Amounts in thousands	2024	2023	2022
Interest Expense - Credit Agreements	$38,931	$39,703	$25,089
Interest Expense - VICI Financing Obligation	61,356	42,426	28,533
Interest Expense - CDR Land Lease	—	1,450	2,254
Interest Expense - Deferred Financing Costs	2,695	2,695	2,412
Interest Expense - Miscellaneous	385	327	239
Interest Expense - Other (1)	—	7,324	7,304
Total Interest Expense	$103,367	$93,925	$65,831

(1)Interest Expense – Other consists of $7.3 million related to the loss on debt extinguishment related to our CDR land lease in 2023 and $7.3 million of deferred financing costs written off in connection with the prepayment of the Macquarie Term Loan in 2022.

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income is related to infrastructure built during the development of the Century Downs REC project. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. Cost recovery income of $1.1 million, $3.5 million and $1.9 million was received by CDR for the years ended December 31, 2024, 2023 and 2022, respectively. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of an agreement between CRM and CDR.

The Polish IRS reimbursed CPL PLN 1.8 million ($0.4 million) for the year ended December 31, 2022. See Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the year ended December 31, 2024, we recognized income tax expense of $27.7 million on pre-tax loss of ($93.4) million, representing an effective income tax rate of (29.6%), compared to an income tax benefit of ($5.3) million on pre-tax loss of ($23.8) million, representing an effective income tax rate of 22.4%, and an income tax benefit of ($7.7) million on pre-tax income of $6.0 million, representing an effective income tax rate of (127.5%) for the years ended December 31, 2023 and 2022, respectively. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings, other debt or equity financing activities or funding arrangements with third-party partners, such as VICI PropCo in connection with our casino project in Caruthersville.

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the year
	ended December 31,
Amounts in thousands	2024	2023	2022
Net cash (used in) provided by operating activities	$(3,299)	$24,055	$37,397
Net cash used in investing activities	(60,888)	(206,997)	(103,140)
Net cash (used in) provided by financing activities	(4,376)	149,857	161,162

	As of December 31,
Amounts in thousands	2024	2023	2022
Cash, cash equivalents and restricted cash (1)	$99,013	$171,590	$202,131
Working capital (2)	$49,505	$113,398	$162,606

(1)Cash, cash equivalents and restricted cash as of December 31, 2022 included $100.2 million related to the Acquisition Escrow.

(2)Working capital is defined as current assets minus current liabilities. Working capital as of December 31, 2022 included the $100.2 million related to the Acquisition Escrow.

Operating Activities

Cash flows from operations decreased during the year ended December 31, 2024, primarily due to $12.2 million in income tax payments related to the Canada Real Estate Sale and increased interest expense. In addition, operating costs and expenses (total operating costs and expenses less depreciation and amortization and impairment – goodwill) in the US increased significantly in 2024 compared to increases in net operating revenue. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows in the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings from operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 consisted of $1.8 million for casino licenses in Poland, $4.9 million in slot machine purchases at our US properties, $0.3 million in various renovations to the Mountaineer property in West Virginia, $11.1 million for our hotel project and $0.5 million to add a Starbucks location in Cape Girardeau, $30.0 million for our casino project in Caruthersville, $0.3 million for a high limit room, $0.1 million for sportsbook improvements and $0.5 million in various renovations in Nevada, $0.5 million in gaming-related purchases and $0.7 million in hotel and exterior renovations at our Colorado properties, $1.9 million related to racing related updates at Century Downs, $0.6 million in various renovations at St. Albert in Canada, $4.9 million in renovations on the new Wroclaw casino location in Poland and $3.0 million in other fixed asset additions at our properties, offset by $0.1 million in proceeds from the disposal of assets and less than $0.1 million collected on a note receivable.

Net cash used in investing activities for the year ended December 31, 2023 consisted of $98.8 million to acquire the Nugget, net of cash, $52.6 million to acquire Rocky Gap, net of cash, $0.5 million for a casino license in Poland, $4.2 million in slot machine purchases for our US properties, $3.5 million in gaming-related and surveillance equipment purchases for our US properties, $1.4 million in various improvements to the Mountaineer property in West Virginia, $20.0 million for our hotel project in Cape Girardeau, $18.6 million for our casino project in Caruthersville which is funded by VICI PropCo (the proceeds funded from VICI PropCo are recognized as financing activities), $1.3 million in improvement projects for the temporary land-based casino in Caruthersville, $0.2 million for our stand-alone hotel project in Caruthersville, $1.2 million in signage and $1.1 million in exterior improvements in Nevada, $0.6 million for employee housing in Cripple Creek, $1.4 million in slot machine purchases and $0.5 million to remodel our new Wroclaw location in Poland, $0.6 million related to adding sportsbooks at our Canada properties and $5.1 million in other fixed asset additions at our properties, offset by $1.7 million in proceeds from the earn out related to the sale of casino operations in Calgary in 2020, $2.3 million in dividends from Smooth Bourbon, $0.1 million in proceeds from the disposition of assets, and $0.5 million in cash due to consolidating Smooth Bourbon following the Nugget Acquisition.

Net cash used in investing activities for the year ended December 31, 2022 consisted of $95.0 million for the purchase of the 50% equity interest in Smooth Bourbon, $0.4 million for the purchase of a casino license in Poland, $4.2 million in slot machine purchases for our US properties, $0.7 million in gaming-related and surveillance purchases for our US properties, $0.1 million for outdoor pool and patio furniture and $0.1 million for hotel carpet in West Virginia, $2.4 million for our hotel remodel in Cape Girardeau, $1.6 million for our casino project in Caruthersville which is funded by VICI PropCo (the proceeds funded from VICI PropCo are recognized as financing activities), $2.9 million for our stand-alone hotel project in Caruthersville, $0.4 million for renovations to the pavilion in Caruthersville to relocate the casino from the riverboat and barge, $1.6 million for employee housing in Cripple Creek, $0.7 million in slot machine and table game purchases in Poland, $0.2 million for carpet at Century Downs, $0.2 million for drainage at Century Mile, and $4.1 million in other fixed asset additions at our properties, offset by $6.3 million in proceeds from the sale of the land and building in Calgary, $5.0 million in dividends from Smooth Bourbon and $0.1 million in proceeds from the disposition of assets.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 consisted of $8.8 million in distributions to non-controlling interests in CDR, CPL and Smooth Bourbon, and $0.2 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards, offset by $4.7 million in proceeds from borrowings net of principal payments, of which $11.8 million consisted of proceeds from borrowings from VICI PropCo for the Caruthersville project.

Net cash provided by financing activities for the year ended December 31, 2023 consisted of $162.6 million in proceeds from the Canada Real Estate Sale, $8.0 million in proceeds from borrowings, net of principal payments, of which $35.1 million consisted of proceeds from borrowings from VICI PropCo for the Caruthersville project and $0.1 million in proceeds from the exercise of stock options, offset by $1.3 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $19.6 million in distributions to non-controlling interests in CDR, CPL and Smooth Bourbon.

Net cash provided by financing activities for the year ended December 31, 2022 consisted of $183.5 million in proceeds from borrowings net of principal payments, of which $5.0 million consisted of proceeds from borrowings from VICI PropCo for the Caruthersville project and $0.3 million in proceeds from the exercise of stock options, offset by $18.9 million in payments of deferred financing costs, $0.4 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards and $3.3 million in distributions to non-controlling interests in CDR and CPL.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of December 31, 2024, our total debt under bank borrowings and other agreements net of $11.5 million related to deferred financing costs was $328.2 million, of which $321.9 million was long-term debt and $6.2 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement, term loan with UniCredit Bank Austria AG (“UniCredit”) and CPL’s credit facilities. Our Goldman Credit Agreement provides for a $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. We intend to repay the current portion of our debt obligations with available cash. If opportunities to repurchase debt at a discount are offered, as occurred in February 2024 as mentioned below, we may undertake such repurchases; however, we have no plans at this time to do so. For a description of our debt agreements, see Note 6 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Net Debt was $240.8 million as of December 31, 2024 compared to $175.5 million as of December 31, 2023. The increase in net debt is due to decreased cash partially offset by decreased debt due to scheduled principal repayments and the repurchase of approximately $3.5 million under our Goldman Term Loan for 97% of its value in February 2024. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-GAAP Measures Definitions and Calculations – Net Debt” above in this Item 7.

The following table lists the 2025 maturities of our debt:

Amounts in thousands
Goldman Term Loan (1)	CPL Credit Facility	UniCredit Term Loan	Total
$3,500	$1,339	$1,387	$6,226

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

Estimated interest payments based on principal amounts and expected maturities of long-term debt outstanding and management’s forecasted rates for our long-term debt agreements for the year ending December 31, 2025 are $36.1 million. Estimated interest payments do not reflect the impact of future foreign exchange rate changes.

Cash payments due under the Master Lease for 2025 are estimated to be $58.4 million, which includes a CPI increase. We have elected to defer the cash payments of $4.2 million in annual increased rent related to the Caruthersville project for 12 months. As a result, the deferred rent will be paid over a six month period beginning in December 2025. Estimated cash payments to the non-controlling partners under the lease between Smooth Bourbon and the Nugget for 2025 are estimated to be $7.7 million.

The following table details cash payments under the Master Lease, CDR Land Lease, which ended in September 2023, and 50% of the cash payments under the Nugget Lease for the years ended December 31, 2024, 2023 and 2022.

	For the year ended
	December 31,
Amounts in thousands	2024	2023	2022
Master Lease	$51,834	$40,739	$25,666
Nugget Lease (1)	7,001	6,313	—
CDR Land Lease	—	1,258	2,088

(1)Represents payments with respect to the 50% interest in the Nugget Lease owned by Marnell through Smooth Bourbon. Smooth Bourbon is a 50% owned subsidiary of the Company that owns the real estate assets underlying the Nugget Casino Resort.

Rent expense related to the Master Lease and CDR Land Lease is included in interest expense on our consolidated statements of (loss) earnings. The Nugget Lease is considered an intercompany lease and income and expense related to the lease are eliminated in consolidation. The 50% interest in the Nugget Lease owned by Marnell through Smooth Bourdon is recorded as non-controlling interest on our consolidated statements of (loss) earnings.

The following table lists the amount of 2025 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$5,863	$308

Common Stock Repurchase Program

The total amount remaining under our stock repurchase program was $14.7 million as of December 31, 2024. We did not repurchase any common stock in 2024, 2023 or 2022. The repurchase program has no set expiration or termination date. We may consider repurchasing our common stock or increasing the amount of our stock repurchase program.

Potential Sources and Uses of Liquidity, and Short-Term and Long-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of December 31, 2024, we had $98.8 million in cash and cash equivalents compared to $171.3 million in cash and cash equivalents at December 31, 2023. Cash and cash equivalents decreased primarily due to tax payments related to the Canada Real Estate Sale of $12.2 million and purchases of property and equipment of $59.2 million as discussed in “Investing Activities” above. In addition, operating costs and expenses in the US increased significantly in 2024 compared to increases in net operating revenue. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. In addition, we have generated cash from sales of existing casino operations, the sale and leaseback of real estate assets, and proceeds from the issuance of equity securities upon the exercise of stock options. We have a Revolving Facility with Goldman of up to $30.0 million. If we have aggregate outstanding revolving loans, swingline loans and letters of credit greater than $10.5 million as of the last day of any fiscal quarter, we are required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. As of December 31, 2024, the Consolidated First Lien Net Leverage Ratio exceeded 5.50 to 1.00, but we had no outstanding revolving loans, swingline loans or letters of credit under the Revolving Facility.

Completed and Planned Projects

In addition to using available cash to fund our working capital needs and pay required lease payments and interest and principal on our debt obligations, we intend to utilize our available cash on capital projects throughout the company, including maintenance and other capital expenditures. Capital expenditures in 2024 were approximately $23.1 million excluding the Missouri construction projects. We spent approximately $7.7 million on the Cape Girardeau hotel and approximately $28.4 million on the Caruthersville project in 2024. We received $11.8 million from VICI PropCo in 2024 to fund the Caruthersville project. We estimate planned capital expenditures in 2025 to be approximately $17.9 million inclusive of approximately $3.5 million in growth capital expenditures and the remaining in maintenance capital expenditures, including elevator upgrades at the Nugget and other various upgrades at our properties. We estimate approximately $2.7 million in remaining cash payments related to the Caruthersville Project. We may also utilize available cash to pay down debt or repurchase our common stock.

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

We estimate that approximately $58.4 million of our total $98.8 million in cash and cash equivalents at December 31, 2024 is held by our foreign subsidiaries, of which $21.6 million is held by our Canadian subsidiaries and $31.0 million is held by our Austrian subsidiary. The cash and cash equivalents held by our foreign subsidiaries are not available to fund US operations unless repatriated. We expect to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our consolidated financial statements.

Tax Act

During 2018, we completed our accounting of the one-time transition tax on undistributed and previously untaxed post-1986 foreign earnings and profits imposed by the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act permits a company to pay the one-time transition tax over eight years on an interest free basis. The remaining cash payments due related to the transition tax total $0.4 million and are expected to be paid in 2025.

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

Property and Equipment – We have significant capital invested in our property and equipment, which represented approximately 78% of our total assets as of December 31, 2024. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. As of December 31, 2024, we have made no changes to our estimates related to useful lives.

We use judgment in estimating future cash flows when we review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. The accuracy of these estimates affects the carrying value of our property and equipment on our consolidated balance sheets. As of December 31, 2024, we believe that our investments in property and equipment are recoverable.

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

Our reporting units with goodwill balances as of December 31, 2024 are included within United States, Canada and Poland reportable segments. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values. During our annual impairment testing in 2024, management revised its future performance expectations for the Nugget based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. Based on this review, we determined that goodwill at the Nugget was impaired by $43.7 million. For information about the impairment, see Note 5 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. As of December 31, 2024, the estimated fair value of our Rocky Gap reporting unit exceeded its carrying value by 16%. Goodwill related to our Rocky Gap reporting unit was $26.5 million as of December 31, 2024. Key assumptions in the valuation of the reporting unit relate to future earnings at Rocky Gap. A downturn in the Maryland or United States economy could negatively affect the key assumptions management used in its analysis of these reporting units.

Our indefinite-lived intangible assets are not amortized. The fair values are determined primarily using the multi-period excess earnings methodology (“MPEEM”) and the relief from royalty method under the income approach. As of December 31, 2024, the fair value of our indefinite-lived intangible assets at our CSA reporting unit was 5% in excess of its related carrying value. Intangible assets related to our CSA reporting unit were $8.5 million as of December 31, 2024. Key assumptions in the valuation of intangible assets at the CSA reporting unit relate to future earnings at CSA. A downturn in the Alberta economy could negatively affect the key assumptions management used in its analysis.

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

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, a valuation allowance of $11.0 million in foreign jurisdictions has been provided in recognition of these risks. Further, based on management’s assessment of available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred tax assets in the United States, as of December 31, 2024, a valuation allowance of $49.3 million has been recorded to recognize the portion of US deferred tax assets more likely than not to be realized.

We have recorded a deferred tax liability of $3.3 million on the estimated foreign withholding tax required as part of a cash dividend to the US related to earnings from the 2023 Canada Real Estate Sale, as well as current earnings from foreign subsidiaries. Management continues to consider historical foreign earnings in Canada, as well as accumulated earnings in other jurisdictions, indefinitely reinvested outside of the US.

Business Combinations – In accordance with ASC 805, “Business Combinations” (“ASC 805”), the Nugget Acquisition and Rocky Gap Acquisition were recorded using the acquisition method of accounting. We consolidate the operating results of the Nugget and Rocky Gap from the date of each acquisition. We recognize and measure the identifiable assets acquired, liabilities assumed and any non-controlling interest acquired at fair value at the acquisition date. The valuation of intangible assets requires management judgements, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other things. The valuation of intangible assets was determined using an income approach methodology. Our key assumptions used in valuing the intangible assets included projected future revenues, customer attrition rates and market recognition. The excess of total consideration transferred over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. Costs incurred as the result of the acquisitions were recorded in the period the costs were incurred.

We accounted for the Nugget Acquisition as a business combination, and accordingly, the acquired assets of $256.6 million (including $6.8 million in cash) and liabilities of $194.8 million were included in our consolidated balance sheet at April 3, 2023. The Nugget Acquisition generated $43.7 million of tax deductible goodwill for the United States segment. The goodwill at the Nugget was impaired during 2024. As a result of the impairment, we recorded $43.7 million to impairment – goodwill for the year ended December 31, 2024.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2024. The majority of our $339.6 million face value of debt outstanding as of December 31, 2024 is variable-rate debt. Each one percentage point change associated with the variable rate debt would result in a $3.4 million change to our annual cash interest expenses.

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

The majority of our foreign currency exposure is related to the US dollar versus the Canadian dollar and the Polish zloty. The assets and liabilities of our foreign subsidiaries that are measured in foreign currencies are translated at the applicable period-end exchange rate on our consolidated balance sheets. The resulting translation adjustment is included in accumulated other comprehensive loss as a component of shareholders’ equity. During the years ended December 31, 2024, 2023 and 2022, the change in the relative value of the US dollar against all foreign currencies in which our foreign subsidiaries operate resulted in a $2.4 million increase, ($3.8) million decrease, and $9.7 million increase, respectively, in accumulated other comprehensive loss within shareholders equity.

We translate revenue and expenses at each period’s average exchange rate on our consolidated statements of (loss) earnings and the gains and losses from translation are included in the results of operations as incurred. A depreciation in the value of the US dollar in relation to all foreign currencies in which our foreign subsidiaries operate would increase the earnings from our foreign operations when translated into US dollars. An appreciation in the value of the US dollar in relation to all foreign currencies in which we operate would decrease the earnings from our foreign operations when translated into US dollars. The timing of the changes in the relative value of the US dollar combined with the operations that are impacted by that change can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our earnings from operations. In 2024, earnings from operations were $4.3 million. For the year ended December 31, 2024, a 10% depreciation in the value of the US dollar relative to the Canadian dollar and the Polish zloty would have resulted in an increase in earnings from operations of $1.3 million.

As of December 31, 2024, our debt is primarily held in US dollars.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Century Casinos, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 12, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

San Francisco, California

March 12, 2025

Item 9B. Other Information.

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our Co-Chief Executive Officers, our Principal Financial Officer and our Principal Accounting Officer. A complete text of this Code of Business Conduct and Ethics is available on our website (www.cnty.com/investor/governance/facts-overview). Any future amendments to or waivers of the Code of Business Conduct and Ethics will be posted to the Corporate Governance section of our website.

We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference. Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2024 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	2,362,814 (2)	$5.76 (3)	989,305
Equity compensation plan not approved by security holders	—	—	—
Total	2,362,814	$5.76	989,305

(1)This plan consists of the Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”), which was approved by our stockholders on June 24, 2024.

(2)As of December 31, 2024, there were (i) 1,095,000 shares of our common stock issuable upon exercise of outstanding options and (ii) 1,267,814 performance stock units (the “PSUs”) issued under the 2016 Plan that, if and when vested, will be settled in shares of our common stock. The amount reported in the table assumes target level performance for the PSUs. Assuming maximum level performance for the PSUs, the number of shares of common stock would increase by 1,267,814.

(3)The weighted-average exercise price relates only to outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

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

2.2

Equity Purchase Agreement, dated as of August 24, 2022, by and among Lakes Maryland Development, LLC, Century Casinos, Inc., VICI Properties L.P. and Golden Entertainment, Inc., is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 26, 2022.

2.3

Portfolio Agreement of Purchase and Sale, dated as of May 16, 2023, by and among Century Resorts Alberta Inc., Century Casino St. Albert Inc., Century Mile Inc. and United Horsemen of Alberta Inc., collectively as Vendor and Century Casinos, Inc., as Vendor Parent and VICI Properties L.P. as Purchaser is hereby incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2023.

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

10.3

Credit Agreement, dated as of November 29, 2013, by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., is hereby incorporated by reference to Exhibit 10.2B to the Company’s Current Report on Form 8-K filed on December 3, 2013.

10.4*

Agreement to Terminate Employment Agreement by and among Century Resorts International Ltd., Erwin Haitzmann and Century Casinos, Inc., effective November 1, 2024, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024.

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

10.5F*

Amendment No. 5 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger effective November 1, 2024, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024.

10.6*

Amended and Restated Management Agreement, effective November 1, 2024, by and between Century Resorts International Ltd., Century Casinos, Inc. and Flyfish Management & Consulting AG, is hereby incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024.

10.7*

Amended and Restated Management Agreement, effective November 1, 2024, by and between Century Resorts International Ltd., Century Casinos, Inc. and Focus Lifestyle & Entertainment AG, is hereby incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024.

10.8*

Amended and Restated Employment Agreement by and between Margaret Stapleton and Century Casinos, Inc., effective November 1, 2024, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024.

10.9*

Employment Agreement by and between Timothy Wright and Century Casinos, Inc., effective November 1, 2024, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024.

10.10*

Amended and Restated Employment Agreement by and between Andreas Terler, Century Resorts Management GmbH and Century Casinos, Inc., effective November 1, 2024, is hereby incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024.

10.11*

Amended and Restated Employment Agreement by and between Nikolaus Strohriegel, Century Resorts Management GmbH and Century Casinos, Inc., effective November 1, 2024, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024.

10.12*	Century Casinos, Inc. Amended and Restated 2016 Equity Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2024.
10.13*	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
10.14*	Form of Century Casinos, Inc. Option Agreement is hereby incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 13, 2020.
10.15*	Form of Stock Unit Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023.
10.16A

Share and Real Property Purchase Agreement, dated as of June 29, 2016, by and among Century Casinos Europe GmbH, 851896 Alberta Ltd., Game Plan Developments Ltd., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016.

10.16B

Assignment of Share and Real Property Purchase Agreement, dated July 22, 2016, by and between Century Casinos Europe GmbH and Century Casino St. Albert Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.16C

First Amendment to Share and Real Property Purchase Agreement, dated as of August 24, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.16D

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

10.17

Loan Agreement, dated August 13, 2018, by and among Century Resorts Management GmbH, Century Casinos, Inc. and UniCredit Bank Austria AG is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018.

10.18A

Lease, dated as of December 6, 2019, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019.

10.18B

First Amendment to Memorandum of Lease, dated as of May 5, 2020, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.15B to the Company’s Annual Report on Form 10-K filed on March 3, 2023.

10.18C

Second Amendment to Lease, dated as of December 14, 2021, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.15C to the Company’s Annual Report on Form 10-K filed on March 3, 2023.

10.18D

Third Amendment to Lease, dated as of December 1, 2022, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2022.

10.18E

Fourth Amendment to Lease, dated as of July 25, 2023, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2023.

10.18F

Fifth Amendment to Lease, dated as of September 6, 2023, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2023.

10.19

Credit Agreement, dated as of April 1, 2022, among Century Casinos, Inc., as borrower, the subsidiaries of Century Casinos, Inc. party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2022.

(19) Insider Trading Policy
19†	Insider Trading Policy.
(21) Subsidiaries of the Registrant
21†	Subsidiaries of the Registrant.
(23) Consents of Experts and Counsel
23†	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1†	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3†	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(32) Section 1350 Certifications
32.1††	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2††	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3††	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
(97) Policy relating to recovery of erroneously awarded compensation
97.1	Century Casinos, Inc. Compensation Recovery Policy, adopted September 20, 2023, is hereby incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2024.
(99) Additional Exhibits
99.1†	Governmental Regulation and Licensing.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

Date: March 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2025.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of (loss) earnings, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2025, expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessment - Nugget Casino Resort (the “Nugget”) reporting unit

As described further in Note 5 to the consolidated financial statements, the Company recorded a goodwill impairment charge of $43.7 million related to the Nugget reporting unit during the year ended December 31, 2024.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Nugget reporting unit is a critical audit matter are (i) the significant judgment exercised by management when developing the assumptions used in the fair value measurement of the reporting unit, (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to forecasted revenue, EBITDA and discount rate and (iii) the audit effort involved the use of specialist.

Our audit procedures related to the goodwill impairment assessment of the aforementioned reporting unit included the following, among others:

-F2-

•We tested the design and operating effectiveness of the Company’s internal controls over the indefinite-lived asset impairment assessment process, including evaluation of the valuation models and significant assumptions used

•We assessed the reasonableness of the significant assumptions, including evaluating the accuracy, completeness and relevance of management’s data used in developing the assumptions

•With the assistance of our valuation specialist we tested the inputs and evaluated the assumptions used in developing the discount rate

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

San Francisco, California
March 12, 2025

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$98,769	$171,327
Receivables, net	11,097	18,253
Prepaid expenses	19,597	11,859
Inventories	3,691	4,652
Other current assets	2,395	926
Total Current Assets	135,549	207,017

Property and equipment, net	922,146	913,561
Leased right-of-use assets, net	30,015	25,973
Goodwill	36,256	80,583
Intangible assets, net	84,916	93,207
Deferred income taxes	16,159	37,646
Note receivable, net of current portion and unamortized discount	—	316
Deposits and other	1,271	1,359
Total Assets	$1,226,312	$1,359,662

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,226	$8,468
Current portion of operating lease liabilities	4,034	3,395
Current portion of finance lease liabilities	260	199
Accounts payable	20,974	15,279
Accrued liabilities	31,639	29,056
Accrued payroll	14,504	16,221
Taxes payable	8,407	21,001
Total Current Liabilities	86,044	93,619

Long-term debt, net of current portion and deferred financing costs (Note 6)	321,930	324,212
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 7)	700,970	658,007
Operating lease liabilities, net of current portion	29,148	25,834
Finance lease liabilities, net of current portion	494	427
Taxes payable and other	677	41,758
Deferred income taxes	5,045	1,364
Total Liabilities	1,144,308	1,145,221
Commitments and Contingencies (Note 16)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,682,603 and 30,359,931 shares issued and outstanding	307	304
Additional paid-in capital	123,922	124,094
Retained (loss) earnings	(119,103)	9,067
Accumulated other comprehensive loss	(14,426)	(12,073)
Total Century Casinos, Inc. Shareholders' Equity	(9,300)	121,392
Non-controlling interests	91,304	93,049
Total Equity	82,004	214,441
Total Liabilities and Equity	$1,226,312	$1,359,662

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2024	2023	2022
Operating revenue:
Gaming	$419,948	$412,388	$365,986
Pari-mutuel, sports betting and iGaming	19,016	20,165	19,607
Hotel	48,253	42,269	9,628
Food and beverage	58,947	50,262	24,097
Other	29,755	25,122	11,211
Net operating revenue	575,919	550,206	430,529
Operating costs and expenses:
Gaming	225,466	216,475	183,841
Pari-mutuel, sports betting and iGaming	22,234	21,752	22,149
Hotel	18,883	14,379	2,815
Food and beverage	52,416	45,065	22,631
Other	11,381	9,722	1,205
General and administrative	147,912	140,505	104,262
Depreciation and amortization	49,595	41,043	27,109
Impairment - goodwill	43,716	—	—
(Gain) on sale of casino operations (Note 1)	—	(1,660)	—
Loss on sale of assets (Note 1)	—	—	2,154
Total operating costs and expenses	571,603	487,281	366,166
Earnings from equity investment	—	1,121	3,249
Earnings from operations	4,316	64,046	67,612
Non-operating (expense) income:
Interest income	2,644	2,114	851
Interest expense	(103,367)	(93,925)	(65,831)
Gain on foreign currency transactions, cost recovery income and other (Note 2)	2,995	3,933	3,378
Non-operating (expense) income, net	(97,728)	(87,878)	(61,602)
(Loss) earnings before income taxes	(93,412)	(23,832)	6,010
Income tax (expense) benefit	(27,673)	5,343	7,660
Net (loss) earnings	(121,085)	(18,489)	13,670
Net earnings attributable to non-controlling interests	(7,085)	(9,709)	(5,694)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(128,170)	$(28,198)	$7,976

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(4.19)	$(0.93)	$0.27
Diluted	$(4.19)	$(0.93)	$0.25
Weighted average shares outstanding - basic	30,617	30,274	29,809
Weighted average shares outstanding - diluted	30,617	30,274	31,480

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year
	ended December 31,
Amounts in thousands	2024	2023	2022
Net (loss) earnings	$(121,085)	$(18,489)	$13,670

Other comprehensive (loss) income
Foreign currency translation adjustments	(2,379)	3,764	(9,739)
Other comprehensive (loss) income	(2,379)	3,764	(9,739)
Comprehensive (loss) income	$(123,464)	$(14,725)	$3,931

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(7,085)	(9,709)	(5,694)
Foreign currency translation adjustments	26	(648)	980
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(130,523)	$(25,082)	$(783)

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	For the year
	ended December 31,
Amounts in thousands, except for share information	2024	2023	2022
Common Stock
Balance, beginning of period	$304	$299	$296
Exercise of options	—	—	1
Performance stock unit issuance	3	5	2
Balance, end of period	307	304	299

Additional Paid-in Capital
Balance, beginning of period	$124,094	$121,653	$118,469
Amortization of stock-based compensation	66	3,610	3,335
Exercise of options	—	125	285
Performance stock unit issuance	(238)	(1,294)	(436)
Balance, end of period	123,922	124,094	121,653

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(12,073)	$(15,189)	$(6,430)
Foreign currency translation adjustment	(2,353)	3,116	(8,759)
Balance, end of period	(14,426)	(12,073)	(15,189)

Retained (Loss) Earnings
Balance, beginning of period	$9,067	$37,265	$29,289
Net (loss) income	(128,170)	(28,198)	7,976
Balance, end of period	(119,103)	9,067	37,265

Total Century Casinos, Inc. Shareholders' Equity	$(9,300)	$121,392	$144,028

Non-controlling Interests
Balance, beginning of period	$93,049	$10,171	$8,733
Net earnings	7,085	9,709	5,694
Foreign currency translation adjustment	(26)	648	(980)
Distributions to non-controlling interests	(8,804)	(19,604)	(3,276)
Consolidation of Smooth Bourbon, LLC	—	92,125	—
Balance, end of period	91,304	93,049	10,171

Total Equity	$82,004	$214,441	$154,199

Common shares issued	322,672	489,384	245,733

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2024	2023	2022
Cash Flows (used in) provided by Operating Activities:
Net (loss) earnings	$(121,085)	$(18,489)	$13,670
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	49,595	41,043	27,109
Lease amortization	6,288	4,224	4,003
Loss on disposition of fixed assets	1,457	691	18
Income from equity investment	—	(1,121)	(3,249)
Amortization of stock-based compensation expense	66	3,610	3,335
Amortization and write-off of deferred financing costs and discount on note receivable	2,892	2,695	9,716
Loss on debt extinguishment	—	7,299	—
Gain on debt repurchase (Note 6)	(146)	—	—
Loss on sale of assets (Note 1)	—	—	2,154
Gain on sale of operations (Note 1)	—	(1,660)	—
Deferred taxes	25,166	(23,516)	(15,126)
Impairment - goodwill	43,716	—	—
Changes in Operating Assets and Liabilities:
Receivables, net	6,858	(5,968)	139
Prepaid expenses and other assets	(6,591)	8,047	(1,335)
Accounts payable	(3,358)	(6,112)	(1,941)
Other current and long-term liabilities	8,217	4,326	4,043
Inventories	909	323	(142)
Accrued payroll	(1,368)	391	985
Taxes payable	(15,915)	8,272	(5,982)
Net cash (used in) provided by operating activities	(3,299)	24,055	37,397

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(59,235)	(59,621)	(19,193)
Smooth Bourbon dividends (Note 3)	—	2,256	4,989
Smooth Bourbon consolidation (Note 3)	—	528	(95,000)
Nugget acquisition, net of cash acquired (Note 3)	—	(98,792)	—
Rocky Gap acquisition, net of cash acquired (Note 3)	—	(52,581)	—
Notes receivable proceeds	25	—	—
Purchase of intangible assets - casino license	(1,760)	(536)	(390)
Proceeds from disposition of assets	82	89	124
Century Casino Calgary sale earn out	—	1,660	—
Calgary asset sale (Note 1)	—	—	6,330
Net cash used in investing activities	(60,888)	(206,997)	(103,140)

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
Amounts in thousands	2024	2023	2022
Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	13,367	65,100	355,000
Principal payments	(8,704)	(57,123)	(171,550)
Payment of deferred financing costs	—	—	(18,864)
Proceeds from sale leaseback (Note 1)	—	162,648	—
Distributions to non-controlling interests	(8,804)	(19,604)	(3,276)
Repurchase of shares to satisfy tax withholding	(235)	(1,290)	(434)
Proceeds from exercise of stock options	—	126	286
Net cash (used in) provided by financing activities	(4,376)	149,857	161,162

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(4,014)	$2,544	$(1,329)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(72,577)	$(30,541)	$94,090

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$171,590	$202,131	$108,041
Cash, Cash Equivalents and Restricted Cash at End of Period	$99,013	$171,590	$202,131

Supplemental Disclosure of Cash Flow Information:
Interest paid	$88,154	$81,937	$53,276
Income taxes paid	$16,802	$5,754	$8,968
Income tax refunds	$358	$—	$890
Non-Cash Investing Activities:
Purchase of property and equipment on account	$7,929	$7,809	$6,717

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of December 31, 2024 are detailed below.

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

•Rocky Gap Casino, Resort & Golf in Flintstone, Maryland (“Rocky Gap” or “ROK”) (1)

•The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”) (1)

•The Century Casino St. Albert in St. Albert, Alberta, Canada (“St. Albert” or “CSA”) (1); and

•Century Mile Racetrack and Casino in Edmonton, Alberta, Canada (“Century Mile” or “CMR”) (1)

(1)Subsidiaries of VICI Properties Inc. (“VICI PropCo”), an unaffiliated third party, own the real estate assets underlying these properties, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, and subsidiaries of the Company lease these properties under a triple net master lease agreement (“Master Lease”) with subsidiaries of VICI PropCo.

(2)Smooth Bourbon, LLC (“Smooth Bourbon”), a 50% owned subsidiary of the Company, owns the real estate assets underlying this property. Smooth Bourbon is consolidated as a subsidiary for which the Company has a controlling financial interest. See discussion below.

The Company’s Colorado, West Virginia and Nevada subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps. During 2024, two of the Company’s sports betting partners requested early termination of their agreements, and the Company agreed to cancel the agreements. Circa Sports (“Circa”) obtained a new partnership in Colorado, and the Circa agreement was terminated in May 2024. As part of the Circa termination agreement, the Company received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. Tipico Group Ltd. (“Tipico”) exited the U.S. market, and the Tipico agreement was terminated in July 2024. As part of the Tipico termination agreement, the Company received a payment of $1.6 million that included sports betting revenue owed from November 2023 to June 2024 and a breakage fee of $1.0 million. The breakage fees were recorded as other revenue in the Company’s consolidated statements of (loss) earnings, resulting in $1.7 million in other revenue for the year ended December 31, 2024. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in the Company’s United States segment.

The Company has a controlling financial interest through its wholly-owned subsidiary CRM in the following majority-owned subsidiaries:

•The Company owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino (“CDR” or “Century Downs”). CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. The remaining 25% is owned by unaffiliated shareholders and is reported as a non-controlling financial interest. A subsidiary of VICI PropCo owns the real estate assets underlying this property, and the Company leases the assets under the Master Lease.

•The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of December 31, 2024, CPL operated six casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 5 for additional information on CPL’s gaming licenses and casinos.

Through its wholly owned subsidiary Century Nevada Acquisition, Inc., the Company has a 50% equity interest in Smooth Bourbon. The Company reported this interest as an equity investment through April 2, 2023. On April 3, 2023, following the Company’s

-F10-

acquisition of the Nugget, the Company began consolidating Smooth Bourbon as a subsidiary for which it has a controlling financial interest. The Company determined it has a controlling financial interest in Smooth Bourbon based on the Nugget being the primary beneficiary of Smooth Bourbon. The remaining 50% of Smooth Bourbon is owned by Marnell Gaming LLC (“Marnell”) and is reported as a non-controlling financial interest. See “Equity Investment” in Note 2 for additional information regarding the consolidation of Smooth Bourbon and Note 3 for additional information about Smooth Bourbon.

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

The Company purchased 50% of the membership interests in Smooth Bourbon for approximately $95.0 million (the “Smooth Bourbon Acquisition”) at the first closing, which occurred on April 1, 2022 (the “First Closing”). At the second closing (the “Second Closing”) on April 3, 2023, the Company purchased 100% of the membership interests in OpCo for approximately $104.7 million (subject to certain adjustments) (the “OpCo Acquisition” and together with the Smooth Bourbon Acquisition, the “Nugget Acquisition”). Following the Second Closing, the Company owns the Nugget Casino Resort and 50% of the membership interests in Smooth Bourbon. The Company also has a five year option through April 1, 2027 to acquire the remaining 50% of the membership interests in Smooth Bourbon for $105.0 million plus 2% per annum. At the First Closing, Smooth Bourbon entered into a lease with the Nugget for an annual rent of $15.0 million plus annual escalators. See Note 3, “Acquisitions and Equity Investment – Acquisition – Nugget” for additional information.

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

On July 25, 2023, the Company purchased the operations of Rocky Gap for approximately $59.1 million (subject to certain adjustments), and VICI PropCo Buyer purchased a related interest in the land and building associated with Rocky Gap for approximately $203.9 million. In connection with the Rocky Gap Acquisition, subsidiaries of the Company and a subsidiary of VICI PropCo amended the Master Lease. See Note 3, “Acquisitions and Equity Investment – Acquisition – Rocky Gap” and Note 7, “Long-Term Financing Obligation” for additional information regarding the Rocky Gap Acquisition and the amendment to the Master Lease, respectively.

Canada Real Estate Sale

In May 2023, the Company entered into definitive agreements for subsidiaries of VICI PropCo to acquire the real estate assets of Century Casino & Hotel Edmonton in Edmonton, Alberta, Century Casino St. Albert in Edmonton, Alberta, Century Mile Racetrack and Casino in Edmonton, Alberta and Century Downs Racetrack and Casino in Calgary, Alberta (collectively, the “Century Canadian Portfolio”). The transaction closed on September 6, 2023, for an aggregate purchase price of CAD 221.7 million ($162.6 million based on the exchange rate on September 6, 2023) in cash (the “Canada Real Estate Sale”). Simultaneous with the closing of the transaction, subsidiaries of the Company and of VICI PropCo amended the Master Lease. See Note 7, “Long-Term Financing Obligation” for additional information regarding the amendment to the Master Lease. In connection with the sale, the Company purchased Century Downs land that was previously subject to the CDR land lease. The Company recorded a loss on debt extinguishment related to the CDR land lease of CAD 9.9 million ($7.3 million based on the exchange rate on September 6, 2023) in interest expense in its consolidated statement of (loss) earnings for the year ended December 31, 2023.

Caruthersville Land-Based Casino and Hotel

The new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building in Caruthersville, Missouri opened on November 1, 2024. The project cost approximately $51.9 million and was funded through financing provided by VICI PropCo in conjunction with the Master Lease. The Company previously amended its Master Lease on December 1, 2022 to provide for an increase in initial annualized rent of approximately $4.2 million related to the Caruthersville project. See Note 7, “Long-Term Financing Obligation” for additional information regarding the amendment to the Master Lease.

-F11-

Cape Girardeau Hotel

The Company opened its 69 room hotel at its Cape Girardeau location called The Riverview on April 4, 2024. The Riverview is a six story building with 68,000 square feet that is adjacent to and connected with the existing casino building. The project cost approximately $30.5 million. The Company financed the project with cash on hand.

Terminated Projects

Golden Hospitality Limited

The Company previously sold an ownership interest in Golden Hospitality Limited (“GHL”) to unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. In December 2024, the Company agreed to forgive a portion of the non-interest bearing promissory note and recorded $0.2 million to general and administrative expenses on the Company’s consolidated statement of (loss) earnings for the year ended December 31, 2024.

Cruise Ship Concession Agreements

The Company previously operated several ship-based casinos. The Company’s last concession agreement to operate ship-based casinos ended on April 16, 2023. The table below illustrates the ships operating during the years ended December 31, 2023 and 2022.

Ship	Operated From	Operated To
Mein Schiff Herz	April 5, 2022	April 16, 2023
Mein Schiff 6	June 11, 2021	April 18, 2022

Century Sports

The Company owned land and a building in Calgary in which it operated Century Sports, a sports bar, bowling and entertainment facility, and leased space to a casino operator until February 10, 2022. On February 10, 2022, the Company sold the land and building in Calgary for CAD 8.0 million ($6.3 million based on the exchange rate on February 10, 2022) and recorded a loss on the sale of CAD 2.7 million ($2.2 million based on the average exchange rate for the month ended February 28, 2022) to its consolidated statement of (loss) earnings for the year ended December 31, 2022. The Company transferred the lease agreement for the casino premises to the buyer and the Company ceased operating Century Sports.

The definitive agreement to sell the casino operations of Century Casino Calgary provided for a three year quarterly earn out that ended on August 4, 2023. The Company received earn out payments of CAD 2.2 million ($1.7 million based on the exchange rate on December 31, 2023) for the year ended December 31, 2023, that are recorded to gain on sale of casino operations in its consolidated statements of (loss) earnings. There were no earn out payments in 2022.

Circa Sports and Tipico

During 2024, two of our sports betting partners in Colorado, Circa Sports and Tipico, requested early termination of their agreements, and we agreed to cancel the agreements. See above in this Note 1 for discussion of these terminated agreements.

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

Recently Adopted Accounting Pronouncements – The Company has recently adopted the following accounting pronouncement:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The objective of ASU 2023-07 is to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and add other disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of ASU 2023-07 was permitted.

-F12-

The Company adopted this standard during the year ended December 31, 2024 and retrospectively applied the standard to 2022 and 2023. The Company added disclosure of significant segment expenses to its segment footnote. In addition, information related to segment assets that had previously been reported annually are being included quarterly.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The objective of ASU 2024-03 is to disaggregate the disclosure of expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of ASU 2024-3 is permitted. The standard can be adopted prospectively or retrospectively. The Company is currently analyzing the additional disclosure requirements of ASU 2024-03 and the impact of adoption on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements or notes thereto.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents. As of December 31, 2024 and 2023, the Company had no cash equivalents. A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	December 31,	December 31,
Amounts in thousands	2024	2023
Cash and cash equivalents	$98,769	$171,327
Restricted cash included in deposits and other	244	263
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$99,013	$171,590

As of December 31, 2024, the Company had $0.2 million in deposits related to payments of prizes and giveaways for Casinos Poland and $0.1 million in deposits related to insurance policies in restricted cash included in deposits and other on its consolidated balance sheet. As of December 31, 2023, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its consolidated balance sheet.

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

Accounts Receivable – Accounts receivable are expected to be collected within six months of the maturity date. Receivables not collected within that time frame are written down to the allowance for credit losses and further written off after one year if not collected.

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

Goodwill – Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Note 5 for additional information about the Company’s goodwill, including the impairment recorded in the year ended December 31, 2024.

Intangible Assets – Identifiable intangible assets include trademarks, player’s club lists and casino licenses. The Company’s intangible assets identified as indefinite-lived intangible assets are not amortized. The Company’s finite-lived intangible assets are amortized over their respective useful lives. See Note 5 for additional information about the Company’s intangible assets.

Financing Obligation with VICI PropCo – In accordance with Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”), for transactions in which the Company enters into a contract to sell an asset and leases it back from the seller under a sale and leaseback transaction, the Company must determine whether control of the asset has transferred from the Company. In cases whereby control has not transferred from the Company, the Company continues to reflect the real estate assets on its consolidated balance sheets and continues to recognize depreciation expense over the shorter of the remaining useful life or the lease term. Additionally, a financial liability is recognized and referred to as a financing obligation, in accordance with ASC 470, “Debt” (“ASC 470”). The accounting for financing obligations under ASC 470 is materially consistent with the accounting for finance leases under ASC 842. The Company concluded that its Master Lease is required to be accounted for as a financing obligation. See Note 7 for additional information about the Company’s financing obligation. The Company does not recognize rent expense related to these leased assets; instead, a portion of the minimum lease payments under the Master Lease is recognized as interest expense with the remainder of the payment reducing the failed sale-leaseback financing obligation using the effective interest method. Contingent payments and payments on account of CPI increases are recorded as interest expense as incurred. In the initial periods, cash payments are less than the interest expense recognized in the consolidated statements of (loss) earnings, which causes the financing obligation to increase.

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

The exchange rates to the US dollar used to translate balances for the reported periods are as follows:

	As of December 31,	As of December 31,
Ending Rates	2024	2023
Canadian dollar (CAD)	1.4349	1.3232
Euros (EUR)	0.9611	0.9030
Polish zloty (PLN)	4.1106	3.9155

	For the year
	ended December 31,			% Change
Average Rates	2024	2023	2022	2024/2023	2023/2022
Canadian dollar (CAD)	1.3696	1.3496	1.3011	(1.5%)	(3.7%)
Euros (EUR)	0.9244	0.9248	0.9506	—	2.7%
Polish zloty (PLN)	3.9807	4.2034	4.4559	5.3%	5.7%
Source: Xe Currency Converter

-F14-

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

Hotel accommodations and food and beverage furnished without charge, coupons and downloadable credits provided to customers to entice play are considered marketing incentives to induce play and are presented as a reduction to gaming revenue at their retail value on the date of redemption. Members of the Company’s casinos’ player’s clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The value of the points is offset against the revenue in the period in which the points were earned. Marketing incentives and player’s club points provided to gaming customers allocated to gaming revenue were $82.4 million, $72.9 million and $42.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company records a liability based on the redemption value of the player’s club points earned with an estimate for breakage, and records a corresponding reduction in gaming revenue. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets.

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

-F15-

Promotional Allowances – The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. For the years ended December 31, 2024, 2023 and 2022, the estimated direct costs of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2024	2023	2022
Hotel	$529	$542	$348
Food and beverage	4,489	4,208	2,065
	$5,018	$4,750	$2,413

Loyalty Programs – Members of the Company’s casinos’ player’s clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is reduced by points not expected to be redeemed (breakage) and included in accrued liabilities on the Company’s consolidated balance sheets. The outstanding balance of this liability on the Company’s consolidated balance sheets was $2.1 million and $2.3 million as of December 31, 2024 and 2023, respectively.

Stock-Based Compensation – Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option pricing model for all non-performance option grants and the Monte Carlo option pricing model for all performance stock unit grants related to total shareholder return to determine the fair value of all such grants. See Note 12 for additional information about the Company’s stock-based compensation.

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $6.6 million, $5.6 million and $3.6 million in the years ended December 31, 2024, 2023 and 2022, respectively, and are included in gaming expenses on the Company’s consolidated statements of (loss) earnings.

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

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2024	2023	2022
Weighted average common shares, basic	30,617	30,274	29,809
Dilutive effect of stock options	—	—	1,671
Weighted average common shares, diluted	30,617	30,274	31,480

The following stock options are anti-dilutive and have not been included in the weighted-average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2024	2023	2022
Stock options	290	1,911	2,740

-F16-

Equity Investment – On April 1, 2022, the Company purchased 50% of the membership interests in Smooth Bourbon. Smooth Bourbon owns the real property on which the Nugget Casino is located. The additional 50% of the membership interests in Smooth Bourbon is held by Marnell. At the time of the purchase of its membership interests in Smooth Bourbon at the First Closing, the Company completed an assessment of whether Smooth Bourbon is a variable interest entity in which it has a financial interest. Based on this assessment, the Company concluded that Smooth Bourbon was not subject to consolidation under the guidance for variable interest entities prior to the Nugget Acquisition because the Nugget is the primary beneficiary of Smooth Bourbon and reported its interest in Smooth Bourbon as an equity investment. After the Second Closing on April 3, 2023, the Company began consolidating Smooth Bourbon as a subsidiary for which it has a controlling financial interest and no longer reports its interest in Smooth Bourbon as an equity investment. See Note 3 for additional information about Smooth Bourbon.

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

3. ACQUISITIONS AND EQUITY INVESTMENT

Acquisition – Nugget

On the Second Closing on April 3, 2023, the Company completed its previously announced the Nugget Acquisition of 100% of the membership interests in Nugget Sparks, LLC from Marnell. Nugget Sparks, LLC operates the Nugget Casino Resort, located in Reno-Sparks, Nevada. The purchase price paid at the Second Closing was from proceeds of the term loan (“Goldman Term Loan”) under the credit agreement (“Goldman Credit Agreement”) with Goldman Sachs Bank USA (“Goldman”) deposited in escrow (“Acquisition Escrow”) on the First Closing date. In connection with the Nugget Acquisition, the Company made an initial payment to Marnell of $104.7 million on April 3, 2023 consisting of a base price of $100.0 million plus adjustments based on working capital of the Nugget at closing. The Company made an additional working capital adjustment payment of $0.8 million on August 29, 2023.

As of April 3, 2023, the Company began consolidating the Nugget as a wholly-owned subsidiary. The Nugget contributed $87.5 million and $80.8 million in net operating revenue and ($61.3) million and $1.3 million in net (loss) earnings attributable to Century Casinos, Inc. shareholders for the years ended December 31, 2024 and 2023, respectively.

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

The fair value of the assets acquired and liabilities assumed (excluding cash received) was determined to be $55.1 million as of the acquisition date. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

•multi-period excess earnings method;

•cost method;

•capitalized cash flow method;

•relief from royalty method;

•discounted cash flow method; and

•direct market value approach.

Both the income and market approach valuation methodologies used for the identifiable net assets acquired in the Nugget Acquisition make use of Level 3 inputs.

Trades receivable and payable, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented a reasonable approximation of the fair value of those items at the Nugget Acquisition date, based on management’s judgment and estimates.

The personal property components of the fixed assets were primarily valued utilizing the market and cost approaches. Certain personal property with an active and identifiable secondary market value were valued using the market approach. This property included, but was not limited to, certain gaming/slot equipment, information and technology equipment and vehicles. The cost

-F17-

approach was utilized to value all other personal property. The cost approach estimates fair value as the current cost of replacing or reproducing the utility of an asset or group of assets and adjusting it for any depreciation resulting from one or more of the following: physical deterioration, functional obsolescence, and/or economic obsolescence.

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

The Nugget Acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the Nugget Acquisition have been recorded at fair values as of April 3, 2023. The Company has finalized the allocation of the purchase price of the Nugget Acquisition as set forth below.

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

-F18-

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

Acquisition-Related Contingencies

The Nugget is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before April 3, 2023. Estimated losses have been accrued as of the Nugget Acquisition date for these proceedings in accordance with ASC Topic 450, “Contingencies”, which requires that an amount be accrued if the loss is probable and can be estimated. The Company estimated the range of these contingencies to be between $0.1 million and $0.2 million as of December 31, 2024.

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

As of July 25, 2023, the Company began consolidating Rocky Gap as a wholly-owned subsidiary. Rocky Gap contributed $67.1 million and $31.7 million in net operating revenue and ($14.5) million and ($2.5) million in net loss attributable to Century Casinos, Inc. shareholders for the years ended December 31, 2024 and 2023, respectively.

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

The fair value of the assets acquired and liabilities assumed (excluding cash received) was determined to be $26.1 million as of the acquisition date. The fair values of the acquired tangible and intangible assets were determined using variations of the income, market and cost approaches, including the following methods which the Company considered appropriate:

•multi-period excess earnings method;

•cost method;

•capitalized cash flow method;

•relief from royalty method;

•discounted cash flow method; and

•direct market value approach.

Both the income and market approach valuation methodologies used for the identifiable net assets acquired in the Rocky Gap Acquisition make use of Level 3 inputs.

Trades receivable and payable, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented a reasonable approximation of the fair value of those items at the Rocky Gap Acquisition date, based on management’s judgment and estimates.
-F19-

The personal property components of the fixed assets were primarily valued utilizing the market and cost approaches. Certain personal property with an active and identifiable secondary market value were valued using the market approach. This property included, but was not limited to, certain gaming/slot equipment, information and technology equipment and vehicles. The cost approach was utilized to value all other personal property. The cost approach estimates fair value as the current cost of replacing or reproducing the utility of an asset or group of assets and adjusting it for any depreciation resulting from one or more of the following: physical deterioration, functional obsolescence, and/or economic obsolescence.

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

The Rocky Gap Acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the Rocky Gap Acquisition have been recorded at their fair values as of July 25, 2023. The Company has finalized the allocation of the purchase price of the Rocky Gap Acquisition as set forth below.

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

-F20-

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

Acquisition-Related Contingencies

Rocky Gap is party to various legal and administrative proceedings, which have arisen in the normal course of business and relate to underlying events that occurred on or before the July 25, 2023 closing of the Rocky Gap Acquisition. Estimated losses have been accrued as of the Rocky Gap Acquisition date for these proceedings in accordance with ASC Topic 450, which requires that an amount be accrued if the loss is probable and can be estimated. The Company had no acquisition-related contingencies recorded as of December 31, 2024.

Pro forma results (Unaudited)

The following table provides unaudited pro forma information of the Company as if the Nugget Acquisition and the Rocky Gap Acquisition had occurred at the beginning of the earliest comparable period presented. The unaudited pro forma financial results include adjustments for transaction-related costs that are directly attributable to the Nugget Acquisition and Rocky Gap Acquisition for the years ended December 31, 2023 and 2022 including (i) pro forma adjustments to record the removal of interest expense related to the Macquarie Credit Agreement (see Note 6), (ii) pro forma adjustments to record interest expense related to the Goldman Credit Agreement, borrowing of the Revolving Facility, and interest on the VICI PropCo financing obligation under the Master Lease, (iii) pro forma adjustments to record depreciation and amortization for assets acquired in the Nugget Acquisition and the Rocky Gap Acquisition, (iv) an estimated tax impact, and (v) pro forma adjustments to record Smooth Bourbon as a consolidated subsidiary as of January 1, 2022. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results. For the purposes of this table, financial information has been provided through December 31, 2023 for the Nugget, Rocky Gap and the Company.

	For the year ended
	December 31,
Amounts in thousands	2023	2022
Net operating revenue	$608,776	$607,651
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(36,349)	$15,564

-F21-

Equity Investment – Smooth Bourbon

The Company purchased membership interests in Smooth Bourbon on April 1, 2022. The Company began consolidating Smooth Bourbon on April 3, 2023 after the Nugget Acquisition and therefore no longer reports its interest in Smooth Bourbon as an equity investment. Following is summarized financial information regarding Smooth Bourbon for the years ended December 31, 2023 and 2022:

	For the year ended
Amounts in thousands	December 31, 2023	December 31, 2022
Operating Results
Net operating revenue	$4,059	$11,501
Earnings from continuing operations	$3,833	$11,219
Net earnings	$2,241	$6,497
Net earnings attributable to Century Casinos, Inc.	$1,121	$3,249

The change in the carrying amount of the investment in Smooth Bourbon for the year ended December 31, 2023 is presented in the table below.

Amounts in thousands	Balance at January 1, 2023	Equity Earnings	Dividend	Conversion to Consolidated Subsidiary	Balance at December 31, 2023
Smooth Bourbon	$93,260	$1,121	$(2,256)	$(92,125)	$—

4.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2024 and 2023 consisted of the following:

	December 31,
Amounts in thousands	2024	2023
Land	$42,962	$44,662
Buildings and improvements	914,036	839,793
Gaming equipment	59,784	57,750
Furniture and non-gaming equipment	83,441	75,499
Property and equipment held under finance leases (Note 9)	1,198	1,028
Capital projects in process	10,351	53,072
	$1,111,772	$1,071,804
Less: accumulated depreciation	(189,626)	(158,243)
Property and equipment, net	$922,146	$913,561

Depreciation expense was $40.6 million, $34.2 million and $23.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. No long-lived asset impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of December 31, 2024 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately

-F22-

capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

During its annual impairment testing the Company determined that goodwill related to the Nugget was impaired based on updated assumptions of future operating results due to revised future performance expectations for the Nugget based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. The Company recorded $43.7 million to impairment – goodwill in its consolidated statement of (loss) earnings for the year ended December 31, 2024 related to the impairment of the Nugget’s goodwill.

Changes in the carrying value of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2023	$19,786	$7,142	$5,816	$32,744
Acquisitions	70,189	—	—	70,189
Currency translation	—	91	720	811
Gross carrying value December 31, 2023	89,975	7,233	6,536	103,744
Currency translation	—	(301)	(310)	(611)
Gross carrying value December 31, 2024	89,975	6,932	6,226	103,133

Accumulated impairment losses January 1, 2023	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses December 31, 2023	(19,786)	(3,375)	—	(23,161)
Impairments	(43,716)	—	—	(43,716)
Accumulated impairment losses December 31, 2024	(63,502)	(3,375)	—	(66,877)

Net carrying value at December 31, 2023	$70,189	$3,858	$6,536	$80,583
Net carrying value at December 31, 2024	$26,473	$3,557	$6,226	$36,256

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology (“MPEEM”) and the relief from royalty method under the income approach.

Intangible assets at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2024	2023
Finite-lived
Casino licenses	$3,055	$2,499
Less: accumulated amortization	(844)	(1,417)
	2,211	1,082
Trademarks	16,718	16,718
Less: accumulated amortization	(3,508)	(1,843)
	13,210	14,875
Player's club lists	59,253	59,253
Less: accumulated amortization	(21,048)	(14,272)
	38,205	44,981
Total finite-lived intangible assets, net	53,626	60,938
Indefinite-lived
Casino licenses	29,698	30,604
Trademarks	1,592	1,665
Total indefinite-lived intangible assets	31,290	32,269
Total intangible assets, net	$84,916	$93,207

-F23-

Trademarks

The Company currently owns five trademarks: Century Casinos, Mountaineer, the Nugget, Rocky Gap and Casinos Poland. The trademarks are reported as intangible assets on the Company’s consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that each of the Mountaineer, the Nugget and Rocky Gap trademarks, all reported in the United States segment, have a useful life of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trademark. As such, the trademarks will be amortized over their useful lives. Costs incurred to renew trademarks that are finite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statements of (loss) earnings.

Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2024	Acquisitions	Amortization	Balance at December 31, 2024
United States	$14,875	$—	$(1,665)	$13,210

Amounts in thousands	Balance at January 1, 2023	Acquisitions	Amortization	Balance at December 31, 2023
United States	$1,638	$14,350	$(1,113)	$14,875

As of December 31, 2024, estimated amortization expense for the United States trademarks over the next five years was as follows:

Amounts in thousands
2025	$1,665
2026	1,665
2027	1,665
2028	1,665
2029	1,645
Thereafter	4,905
$13,210

Trademark amortization expense was $1.7 million, $1.1 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The weighted-average amortization period of the United States trademarks is 7.3 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2024	Currency translation	Balance at December 31, 2024
Poland	$1,557	$(73)	$1,484
Corporate and Other	108	—	108
	$1,665	$(73)	$1,592

Amounts in thousands	Balance at January 1, 2023	Currency translation	Balance at December 31, 2023
Poland	$1,386	$171	$1,557
Corporate and Other	108	—	108
	$1,494	$171	$1,665

-F24-

Casino Licenses: Finite-Lived

As of December 31, 2024, Casinos Poland had six casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2024	New Casino License	Amortization	Currency translation	Balance at December 31, 2024
Poland	$1,082	$1,760	$(556)	$(75)	$2,211

Amounts in thousands	Balance at January 1, 2023	New Casino License	Amortization	Currency translation	Balance at December 31, 2023
Poland	$909	$537	$(444)	$80	$1,082

As of December 31, 2024, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2025	$472
2026	447
2027	447
2028	409
2029	372
Thereafter	64
$2,211

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. Casino license amortization expense was $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The weighted average period before the next license expiration is 4.1 years. In Poland, casino gaming licenses are granted for a term of six years and are not renewable. Before a gaming license expires for a particular city, there is a public notification of an available license and any gaming company can apply for the license for that city. Although the Company applies for the new license prior to the expiration of the current license, there is no guarantee a new license will be awarded prior to the expiration of the current license or at all. In 2024, the Company applied for licenses at two locations at which it previously operated, and the licenses were not awarded to the Company.

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

Amounts in thousands	Balance at January 1, 2024	Consolidation of Smooth Bourbon	Currency translation	Balance at December 31, 2024
United States	$18,962	$—	$—	$18,962
Canada	11,642	—	(906)	10,736
	$30,604	$—	$(906)	$29,698

Amounts in thousands	Balance at January 1, 2023	Consolidation of Smooth Bourbon	Currency translation	Balance at December 31, 2023
United States	$17,962	$1,000	$—	$18,962
Canada	11,369	—	273	11,642
	$29,331	$1,000	$273	$30,604

-F25-

Player’s Club Lists

The Company has determined that the player’s club lists, reported in the United States segment, have a useful life of seven to 10 years based on estimated revenue attrition among the player’s club members as estimated by management over each property’s historical operations. As such, the player’s club lists are amortized over their useful lives. Changes in the carrying amount of the player’s club lists are as follows:

Amounts in thousands	Balance at January 1, 2024	Acquisitions	Amortization	Balance at December 31, 2024
United States	$44,981	$—	$(6,776)	$38,205

Amounts in thousands	Balance at January 1, 2023	Acquisitions	Amortization	Balance at December 31, 2023
United States	$11,399	$38,880	$(5,298)	$44,981

As of December 31, 2024, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2025	$6,798
2026	6,556
2027	3,888
2028	3,888
2029	3,888
Thereafter	13,187
$38,205

Player’s club amortization expense was $6.8 million, $5.3 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The weighted-average amortization period for the player’s club lists is 4.5 years.

6.  LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2024 and 2023 consisted of the following:

Amounts in thousands	December 31, 2024		December 31, 2023
Goldman term loan	$336,884	11.45%	$343,875	11.44%
Credit facilities - CPL	1,339	7.30%	—	—
UniCredit term loan	1,387	3.02%	2,954	3.21%
Total principal	$339,610	11.39%	$346,829	10.89%
Deferred financing costs	(11,454)		(14,149)
Total long-term debt	$328,156		$332,680
Less current portion	(6,226)		(8,468)
Long-term portion	$321,930		$324,212

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement replaced the Macquarie Credit Agreement discussed below. The Goldman Credit Agreement provides for a $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of December 31, 2024, the outstanding balance of the Goldman Term Loan was $336.9 million and the Company had not borrowed on its $30.0 million Revolving Facility. The Company used the Goldman Term Loan to fund the Nugget Acquisition (including the Acquisition Escrow), for the repayment of approximately $166.2 million outstanding under the Macquarie Credit Agreement and for related fees and expenses. The Company borrowed $30.0 million from the Revolving Facility on July 20, 2023 to fund the Rocky Gap Acquisition, and repaid the full amount of this borrowing on September 21, 2023.

-F26-

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

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”), or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being an “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the years ended December 31, 2024 and December 31, 2023, the weighted average interest rates under the Goldman Term Loan were 11.45% and 11.44%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of $0.1 million were recorded as interest expense in the consolidated statements of (loss) earnings for the years ended December 31, 2024, 2023, and 2022.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. If the Company has aggregate outstanding revolving loans, swingline loans and letters of credit greater than $10.5 million as of the last day of any fiscal quarter, it is required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. As of December 31, 2024, the Consolidated First Lien Net Leverage Ratio exceeded 5.50 to 1.00, but the Company had no outstanding revolving loans, swingline loans or letters of credit under the Goldman Credit Agreement.

Deferred financing costs consist of the Company’s costs related to financings. The Company recognized $18.9 million in deferred financing costs related to the Goldman Credit Agreement for the year ended December 31, 2022. Amortization expenses relating to the Goldman Credit Agreement were $2.7 million, $2.7 million, and $2.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. These costs are included in interest expense in the consolidated statements of (loss) earnings for the years ended December 31, 2024, 2023, and 2022, respectively.

-F27-

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

Commitment fees related to the Macquarie Revolving Facility of less than $0.1 million were recorded as interest expense in the consolidated statements of (loss) earnings for the year ended December 31, 2022. The Company amortized deferred financing costs of $0.4 million for the year ended December 31, 2022. These costs were recorded as interest expense in the consolidated statements of (loss) earnings for the year ended December 31, 2022. The Company wrote off approximately $7.3 million of deferred financing costs to interest expense in the second quarter of 2022 in connection with the prepayment of the Macquarie Term Loan.

Casinos Poland

As of December 31, 2024, CPL had a short-term line of credit with mBank S.A (“mBank”) used to finance current operations. The line of credit was amended in September 2024 to temporarily increase the borrowing capacity from PLN 5.0 million to PLN 15.0 million through June 2, 2025. The line of credit bears an interest rate of overnight WIBOR plus 2.00% and is available through June 3, 2026. As of December 31, 2024, the credit facility had an outstanding balance of PLN 5.5 million ($1.3 million based on the exchange rate in effect on December 31, 2024), and approximately PLN 9.5 million ($2.3 million based on the exchange rate in effect on December 31, 2024) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the mBank credit agreement as of December 31, 2024. The violation of the covenant allows the lender to increase the interest rate by 1.60% but will not result in an acceleration of the loan.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations, mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.2 million based on the exchange rate in effect as of December 31, 2024). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.4 million based on the exchange rate in effect as of December 31, 2024) with mBank and will terminate in January 2031 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect as of December 31, 2024) in deposits for this purpose as of December 31, 2024. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2024.

Century Resorts Management

CRM previously had a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”) that was converted to a USD loan in November 2021. The loan was paid in full in September 2023 and bore an interest rate of LIBOR plus 1.625%.

As of December 31, 2024, CRM had a credit agreement with UniCredit originally entered into in 2018 as a $7.4 million line of credit for acquisitions and capital expenditures at the Company’s existing operations or new operations. The line of credit was converted to a EUR 6.0 million term loan in June 2021 (the “UniCredit Term Loan”). The UniCredit Term Loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of December 31, 2024, the amount outstanding was EUR 1.3 million ($1.4 million based on the exchange rate in effect on December 31, 2024) and the Company had no further borrowings available. The UniCredit Term Loan is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

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

-F28-

As of December 31, 2024, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	CPL Credit Facility	UniCredit Term Loan	Total
2025	$3,500	$1,339	$1,387	$6,226
2026	3,500	—	—	3,500
2027	3,500	—	—	3,500
2028	3,500	—	—	3,500
2029	3,500	—	—	3,500
Thereafter	319,384	—	—	319,384
Total	$336,884	$1,339	$1,387	$339,610

7. LONG-TERM FINANCING OBLIGATION

On December 6, 2019, certain subsidiaries of the Company (collectively, the “Tenant”) and certain subsidiaries of VICI PropCo (collectively, the “Landlord”) entered into a sale and leaseback transaction in connection with the 2019 Acquisition and entered into the Master Lease to lease the real estate assets. See Note 1 for a list of the Company’s subsidiaries under the Master Lease.

The Master Lease has been modified as follows:

•On December 1, 2022, an amendment provided for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease to provide for an increase in initial annualized rent by approximately $4.2 million, the cash payments for which can be deferred for a period of 12 months after the completion of the project, and (iii) other related modifications. The Company has elected to defer the cash payments related to the increase in initial annualized rent for 12 months, and the deferred rent will be paid over a six month period beginning December 2025.

•On July 25, 2023, an amendment (i) added Rocky Gap to the Master Lease, (ii) increased initial annualized rent by approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.1 million based on the exchange rate on December 31, 2024) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

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

-F29-

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

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the minimum annual escalator of 1.0125%. The estimated future payments in the table below are not adjusted for increases based on the CPI. The $4.2 million in additional annual rent related to the Caruthersville project has been deferred for 12 months and will be paid over a six month period beginning in December 2025. Cash rent payments under the Master Lease adjusted for CPI for the year ending December 31, 2025 are estimated to be $58.4 million.

Amounts in thousands
2025	$55,415
2026	62,800
2027	60,042
2028	60,792
2029	61,552
Thereafter	2,140,209
Total payments	2,440,810
Residual value	19,957
Less imputed interest	(1,759,797)
Total	$700,970

Total payments and interest expense related to the Master Lease for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the year ended
	December 31,
Amounts in thousands	2024	2023	2022
Payments made per Master Lease	$49,780	$39,048	$25,529
CPI increase	2,054	1,691	137
Total payments made including CPI increase	51,834	40,739	25,666

Cash paid for principal (1)	$—	$—	$—
Cash paid for interest	51,834	40,739	25,666

Interest expense	$61,356	$42,426	$28,532

(1)For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the financing obligation to increase.

8.  REVENUE RECOGNITION

The Company derives revenue and other income primarily from contracts with customers. A breakout of the Company’s revenue and other income is presented in the table below.

	For the year
	ended December 31,
Amounts in thousands	2024	2023	2022
Revenue from contracts with customers	$575,919	$550,206	$430,529
Cost recovery income	1,066	3,501	1,938
Century Casino Calgary sale earn out revenue	—	1,660	—
Total revenue	$576,985	$555,367	$432,467
-F30-

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, iGaming, and entertainment facilities in the US, Canada and Poland. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, iGaming, hotel, food and beverage, and other.

Disaggregation of the Company’s revenue from contracts with customers by type of revenue and geographical location is presented in the tables below.

	For the year ended December 31, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$293,702	$48,062	$78,184	$—	$419,948
Pari-mutuel, sports betting and iGaming	9,597	9,419	—	—	19,016
Hotel	47,675	578	—	—	48,253
Food and beverage	45,548	12,566	833	—	58,947
Other	23,146	5,692	883	34	29,755
Net operating revenue	$419,668	$76,317	$79,900	$34	$575,919

	For the year ended December 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$272,499	$46,871	$92,957	$61	$412,388
Pari-mutuel, sports betting and iGaming	10,145	10,020	—	—	20,165
Hotel	41,750	519	—	—	42,269
Food and beverage	36,803	12,532	927	—	50,262
Other	19,394	5,507	221	—	25,122
Net operating revenue	$380,591	$75,449	$94,105	$61	$550,206

	For the year ended December 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$232,871	$43,972	$88,959	$184	$365,986
Pari-mutuel, sports betting and iGaming	8,728	10,879	—	—	19,607
Hotel	9,159	469	—	—	9,628
Food and beverage	12,394	10,860	843	—	24,097
Other	5,430	5,392	367	22	11,211
Net operating revenue	$268,582	$71,572	$90,169	$206	$430,529

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

-F31-

The amount of revenue recognized that was included in the opening contract liability balance was $4.1 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively. This revenue consisted primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States and events at the Nugget. Activity in the Company’s receivables and contract liabilities is presented in the table below.

	For the year ended		For the year ended
	December 31, 2024		December 31, 2023
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,640	$4,714	$1,351	$2,417
Closing	553	3,644	1,640	4,714
(Decrease)/Increase	$(1,087)	$(1,070)	$289	$2,297

The 2023 increase in contract liabilities was due to the added contract liabilities from the Nugget and Rocky Gap. The 2024 decrease in contract liabilities was due to less deferred revenue as of December 31, 2024. Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s consolidated balance sheets. Substantially all of the Company’s contracts and contract liabilities have an original duration of one year or less. The Company applies the practical expedient for such contracts and does not consider the effects of the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.

Pari-mutuel, sports betting and iGaming revenue includes the following for the years ended December 31, 2024, 2023 and 2022:

	For the year ended December 31,
Amounts in thousands	2024	2023	2022
Pari-mutuel revenue	$15,202	$15,980	$16,310
Sports betting revenue	2,058	3,053	2,734
iGaming revenue	1,756	1,132	563
Total	$19,016	$20,165	$19,607

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

-F32-

The components of lease expense were as follows:

	For the year ended
	December 31,
Amounts in thousands	2024	2023	2022
Operating lease expense	$6,288	$5,686	$5,345

Finance lease expense:
Amortization of right-of-use assets	$168	$108	$136
Interest on lease liabilities	61	40	29
Total finance lease expense	$229	$148	$165

Short-term lease expense	$137	$102	$—

Variable lease expense	$1,005	$1,405	$1,478

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the year ended
	December 31,
Amounts in thousands	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$59	$41	$25
Operating cash flows from operating leases	6,230	5,499	5,168
Financing cash flows from finance leases	264	166	157

Right-of-use assets obtained in exchange for operating lease liabilities	$10,014	$3,489	$142
Right-of-use assets obtained in exchange for finance lease liabilities	$448	$229	$934

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	December 31, 2024	December 31, 2023
Operating leases
Leased right-of-use assets, net	$30,015	$25,973

Current portion of operating lease liabilities	4,034	3,395
Operating lease liabilities, net of current portion	29,148	25,834
Total operating lease liabilities	33,182	29,229

Finance leases
Finance lease right-of-use assets, gross	1,198	1,028
Accumulated depreciation	(256)	(296)
Property and equipment, net	942	732

Current portion of finance lease liabilities	260	199
Finance lease liabilities, net of current portion	494	427
Total finance lease liabilities	754	626

Weighted-average remaining lease term
Operating leases	12.5 years	14.6 years
Finance leases	3.3 years	3.4 years

Weighted-average discount rate
Operating leases	8.6%	8.7%
Finance leases	7.7%	7.7%

-F33-

Maturities of lease liabilities as of December 31, 2024 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2025	$5,863	$308
2026	5,526	236
2027	5,467	169
2028	5,351	129
2029	4,953	12
Thereafter	32,639	—
Total lease payments	59,799	854
Less imputed interest	(26,617)	(100)
Total	$33,182	$754

10

10.  OTHER BALANCE SHEET CAPTIONS

Accrued liabilities include the following as of December 31, 2024 and 2023:

	December 31,
Amounts in thousands	2024	2023
Accrued commissions (AGLC)	$1,376	$3,141
Progressive slot, table and on track liability	6,746	6,243
Player point liability	2,133	2,296
Chip liability	1,084	1,087
Racing-related liabilities	530	482
Deposit liability	566	513
Deferred revenue	1,049	1,995
Construction liability	2,353	4,546
Accrued interest	8,072	2
Other accrued liabilities	7,730	8,751
Total	$31,639	$29,056

Accrued commissions (AGLC) include the portion of slot machine net sales and table game wins owed to the AGLC as of December 31, 2024 and 2023.

Taxes payable include the following as of December 31, 2024 and 2023:

	December 31,
Amounts in thousands	2024	2023
Accrued property taxes	$1,634	$1,485
Gaming taxes payable	5,884	6,199
Income taxes payable	136	12,145
Other taxes payable	753	1,172
Total	$8,407	$21,001

Taxes payable and other include the following as of December 31, 2024 and 2023:

	December 31,
Amounts in thousands	2024	2023
Caruthersville project financing	$—	$40,100
Income taxes payable - long term	61	1,031
Other taxes payable and other	616	627
Total	$677	$41,758

The Caruthersville project financing liability became part of the Master Lease financing obligation in 2024 following completion of the project.

-F34-

11.  SHAREHOLDERS’ EQUITY

Since March 2000, the Company has had a discretionary program to repurchase the Company’s outstanding common stock. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2024. The Company did not repurchase any shares of its common stock during 2024 and 2023. The repurchase program has no set expiration or termination date.

The Company has not declared or paid any dividends. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors.

The Company does not have any minimum capital requirements related to its status as a US corporation in the state of Delaware.

12. STOCK-BASED COMPENSATION

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan was amended and restated at the Company’s 2024 annual meeting of stockholders. The 2016 Plan will expire in June 2034. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 5,930,400 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2024, the Company has granted 3,556,889 performance stock units (“PSUs”), restricted stock units (“RSUs”) and stock options under the 2016 Plan. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

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

Activity in the Company’s stock-based compensation plan for the PSUs was as follows:

	Target PSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	815,164	$5.51
Granted	420,989	10.22
Vested	(227,510)	9.17
Forfeited	(21,481)	6.14
Nonvested at December 31, 2022	987,162	$6.66
Granted	473,157	9.04
Vested	(302,988)	3.28
Forfeited	(100,995)	5.14
Nonvested at December 31, 2023	1,056,336	$8.84
Granted	508,382	1.81
Vested	(196,844)	4.52
Forfeited	(100,060)	9.76
Nonvested at December 31, 2024	1,267,814	$6.62

At December 31, 2024, there was a total of $1.1 million of total unrecognized compensation expense related to the PSUs. The cost is expected to be recognized over a weighted-average period of 1.5 years. The PSUs granted during 2022 will vest in March 2025.

-F35-

The fair value of the PSUs granted is estimated on the date of grant using the Monte Carlo model with the following assumptions:

Assumptions for PSU Awards
	2024	2023	2022
Risk-free interest rate	4.57%	4.09%	2.47%
Expected life	2.5 years	2.9 years	2.8 years
Expected volatility	56.2%	91.8%	91.0%
Expected dividends	$0	$0	$0
Forfeiture rate	0%	0%	0%

Stock Options

Activity related to options in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (1)	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2024	1,050,000	$5.59	9.46	285,000	$5.55
Expired	(30,000)	5.05
Outstanding at December 31, 2024	1,020,000	$5.61	8.70	510,000	$5.61

(1)In years

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2024:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$5.61	1,020,000	510,000	—	—	8.7	8.7
	1,020,000	510,000	$—	$—	8.7	8.7

(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $3.24 per share as of December 31, 2024 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. At December 31, 2024, there was a total of $0.8 million of unrecognized compensation expense related to employee stock options. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Assumptions for Employee Stock Options

2023
Risk-free interest rate	4.27%
Expected life	6.8 years
Expected volatility	58.1%
Expected dividend	0%
Forfeiture rate	0

In September 2023, employees with options expiring in December 2024 were given the option to cancel their existing $5.05 stock options and exchange them for $5.61 stock options expiring in September 2033. Six employees exchanged their stock options. The exchange increased compensation expense related to employee stock options by $0.6 million for the year ended December 31, 2023. No employee stock options were exchanged or issued during the years ended December 31, 2024 and 2022.

Director Equity

The Company’s outside directors were issued 4,071 RSUs with a grant date fair value of $7.37 per share during 2023. The RSUs vested in March 2024. There were no RSUs or options issued to directors of the Company during 2024. As of December 31, 2024,

-F36-

there were 75,000 options outstanding to independent directors of the Company with a weighted-average exercise price of $7.77 per share. At December 31, 2024, there was no unrecognized compensation expense related to directors’ RSUs and options.

Additional Stock Information

The following table includes additional information related to exercises of stock options:

	For the year ended December 31,
Amounts in thousands	2024	2023	2022
Intrinsic value of share-based awards exercised	$—	$15	$183

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statements of (loss) earnings as follows:

	For the year ended December 31,
Amounts in thousands	2024	2023	2022
Compensation expense:
2016 Plan	$66	$3,610	$3,335

13.  INCOME TAXES

The Company’s US and foreign pre-tax (loss) income is summarized in the table below:

Amounts in thousands	2024	2023	2022
(Loss) income before taxes:
US	$(96,548)	$(30,793)	$(10,142)
Foreign	3,136	6,961	16,152
Total (loss) income before taxes	$(93,412)	$(23,832)	$6,010

The Company’s provision (benefit) for income taxes is summarized as follows:

	For the year ended December 31,
Amounts in thousands	2024	2023	2022
US - Current	$333	$1,088	$3,176
US - Deferred	26,227	(6,504)	(14,981)
Provision (benefit) for US income taxes	$26,560	$(5,416)	$(11,805)

Foreign - Current	$2,174	$17,085	$4,291
Foreign - Deferred	(1,061)	(17,012)	(146)
Provision for foreign income taxes	$1,113	$73	$4,145
Total provision (benefit) for income taxes	$27,673	$(5,343)	$(7,660)

-F37-

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2024	2023	2022
US federal income tax statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differential	(0.2%)	23.3%	18.6%
State income tax (net of federal benefit)	2.5%	2.1%	0.9%
Income taxed to owners of non-controlling interest (Smooth Bourbon)	1.6%	4.7%	—
Meals, entertainment, gifts and giveaways	(0.2%)	(1.0%)	3.7%
Statutory to US GAAP adjustments, including foreign currency	(0.8%)	0.8%	(3.7%)
Valuation allowance	(52.2%)	(5.5%)	(173.5%)
Unrecognized tax benefit	0.6%	(0.3%)	(4.7%)
Stock options	(0.2%)	(1.0%)	7.0%
Effect of cross-border tax laws (GILTI, Subpart F)	(0.7%)	—	2.5%
Foreign dividend withholding - current	(1.3%)	(5.1%)	—
Foreign dividend withholding - unremitted earnings	0.2%	(15.0%)	—
Permanent and other items	0.1%	(1.6%)	0.7%
Total provision for income taxes	(29.6%)	22.4%	(127.5%)

The Company’s effective income tax rate for the year ended December 31, 2024 was (29.6%). The federal corporate income tax rate in the United States for 2024 was 21%. The Company is also subject to Colorado, Missouri, West Virginia and Maryland state jurisdictions that had corporate tax rates ranging from 4.0% to 8.25% in 2024. The Company’s foreign tax rate differential reflects the fact that the US federal corporate income tax rate differs from statutory rates in Poland, Austria, Mauritius and Canada, which are 19.0%, 23.0%, 17.0% and 23.0%, respectively. Further, the income tax burden on the earnings taxed to the non-controlling interest holders of Smooth Bourbon is not reported by the Company.

Items impacting the effective tax rate include a foreign withholding tax related to a cash dividend paid from the Company’s Canadian subsidiary CDR to its wholly owned Austrian subsidiary CRM. Additionally, in anticipation of the Company’s plan to potentially repatriate a portion of unremitted foreign earnings to the US in the form of a cash dividend, the Company has recorded a deferred tax liability of $3.3 million for the required foreign tax withholding associated with the potential dividend. The movement of exchange rates for intercompany loans denominated in US dollars further impacted the effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the overall effective income tax rate can be impacted by foreign currency gains or losses in the future.

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

The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International, Ltd. Further, based on management’s assessment of available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred tax assets in the United States, as of December 31, 2024, a valuation allowance of $49.3 million has been recorded to recognize the portion of US deferred tax assets more likely than not to be realized, which materially impacted the Company’s effective tax rate in 2024. The Company's valuation allowances increased by $48.9 million for the year ended December 31, 2024.

-F38-

The Company’s deferred income taxes at December 31, 2024 and 2023 are summarized as follows:

Amounts in thousands	2024	2023
Deferred tax assets (liabilities) – US Federal and state:
Deferred tax assets
Amortization of goodwill for tax	$15,984	$8,115
Financing obligation to VICI Properties, Inc. subsidiaries	141,614	127,074
NOL carryforward	4,344	2,705
Operating and finance leases	331	394
Disallowed interest expense	20,456	11,036
Accrued liabilities and other	1,096	1,780
	183,825	151,104
Valuation allowance	(49,279)	—
	$134,546	$151,104
Deferred tax liabilities
Property and equipment	$(135,522)	$(126,426)
Operating and finance leases	(312)	(375)
Prepaid expenses	(411)	(475)
Unremitted foreign subsidiary earnings	(3,044)	(2,343)
	$(139,289)	$(129,619)
Long-term deferred tax (liability) asset	$(4,743)	$21,485

Deferred tax assets (liabilities) – foreign
Deferred tax assets
Property and equipment	$613	$314
Financing obligation to VICI Properties, Inc. subsidiaries	35,818	38,354
NOL carryforward	9,967	10,245
Accrued liabilities and other	867	978
Operating and finance leases	5,580	5,138
Subsidiary liquidation	1,831	2,378
Exchange rate gain	695	589
	55,371	57,996
Valuation allowance	(11,016)	(11,389)
	$44,355	$46,607
Deferred tax liabilities
Property and equipment	$(21,765)	$(24,425)
Exchange rate loss	(1)	(4)
Intangibles	(980)	(1,062)
Operating and finance leases	(4,975)	(4,485)
Unremitted foreign subsidiary earnings	(302)	(1,225)
Others	(475)	(609)
	$(28,498)	$(31,810)
Long-term deferred tax asset	$15,857	$14,797

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
-F39-

The Company’s income tax returns for the following periods are currently subject to examination:

Jurisdiction	Periods
US Federal	2021-2023
US State – Colorado	2020-2023
US State – Maryland	2023
US State – Missouri	2021-2023
US State – West Virginia	2021-2023
Canada	2020-2023
Mauritius	2021-2023
Poland	2019-2023
Austria	2019-2023

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $76.5 million as of December 31, 2024. The Company had recorded $14.3 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustments of valuation allowances and unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2024 – 2034	$639
2035 – 2045	8,653
No expiration	5,019
Total deferred tax assets	$14,311

As of December 31, 2024, the Company has accumulated undistributed earnings generated by its foreign subsidiaries that significantly exceed the approximately $58.4 million of cash and cash equivalents held by its foreign subsidiaries. Because substantially all of these accumulated undistributed earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Act or have been subject to tax under the GILTI regime, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign withholding and the tax effect of current gains or losses. Due to management’s anticipation of repatriating certain current earnings from its foreign subsidiaries, the Company has recorded a deferred tax liability of $3.3 million for the foreign withholding tax required on a potential cash dividend to the US. Absent a need for additional funds in the US, management intends to indefinitely reinvest the historical earnings in Canada and other foreign jurisdictions.

During 2024, the Company recognized $0.5 million of unrecognized tax benefits due to a lapse of statute of limitations. The Company’s total amount of unrecognized tax benefit and changes to unrecognized tax benefit during the years ended December 31, 2024 and 2023 are summarized in the table below:

Amounts in thousands	2024	2023
Unrecognized tax benefit - January 1	$539	$528
Gross increases - tax positions in prior period	—	11
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	(539)	—
Unrecognized tax benefit - December 31	$—	$539

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits above, the Company did not accrue any penalties and interest during 2024.

-F40-

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the year ended December 31, 2024.

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. The Company applied the acquisition method of accounting for the Nugget Acquisition and the Rocky Gap Acquisition. Identifiable assets and liabilities assumed were recognized and measured at fair value as of the acquisition dates. See Note 3 for more information about and accounting for the Nugget Acquisition and the Rocky Gap Acquisition. During 2024, the Company impaired goodwill at the Nugget due to revised future performance expectations based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition and, as a result, charged $43.7 million to impairment – goodwill on its consolidated statement of (loss) earnings for the year ended December 31, 2024. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the Nugget’s goodwill.

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

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of December 31, 2024 and 2023, the Company had no cash equivalents.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. The Company views each casino or other operation within those markets as a reporting unit. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. In the United States, the Company views its operating segments as East, Midwest and West. The Company’s operations related to certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All intercompany transactions are eliminated in consolidation.

-F41-

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments as of December 31, 2024:

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
Corporate Other (3)

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo and leased under the Master Lease.

(2)The Company operated ship-based casinos through April 16, 2023. See Note 1.

(3)Prior to the Nugget Acquisition, the Company’s equity investment in Smooth Bourbon was included in the Corporate Other reporting unit.

The Company’s chief operating decision maker is a management function comprised of two individuals. These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDAR as a primary profit measure for its reportable segments and is utilized by the chief operating decision makers as follows:

•within the annual budget and forecasting process when making decisions about the allocation of operating and capital resources to each segment;

•to evaluate monthly results compared to budget which are used in assessing segment performance;

•to determine whether to invest in growth projects in the segment; and

•to determine initiatives such as acquisitions or deleveraging.

Adjusted EBITDAR

Adjusted EBITDAR is a non-US GAAP measure defined as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, termination expenses related to closing a casino, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDAR reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US GAAP. Adjusted EBITDAR is not considered a measure of performance recognized under US GAAP.

-F42-

The following tables provide summary information regarding the Company’s reportable segments:

	For the year ended December 31, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$419,668	$76,317	$79,900	$34	$575,919

Less:
Payroll expense	107,354	23,491	26,137	4,985	161,967
Operating expenses	81,820	25,145	12,112	8,864	127,941
Gaming tax expense	106,469	—	39,304	—	145,773
Other segment items (1)	30,234	7,519	3,309	4	41,066
Acquisition costs	—	—	—	19	19
Pre-opening and termination expenses	—	—	(3,525)	—	(3,525)
Adjusted EBITDAR	$93,791	$20,162	$2,563	$(13,838)	$102,678

(Loss) earnings before income taxes	$(41,309)	$5,343	$(3,101)	$(54,345)	$(93,412)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(76,422)	$3,390	$(1,909)	$(53,229)	$(128,170)
Interest expense (income), net (2)	47,566	12,544	(41)	40,654	100,723
Income tax expense (benefit)	28,016	1,010	(237)	(1,116)	27,673
Depreciation and amortization	43,254	4,368	1,811	162	49,595
Net earnings (loss) attributable to non-controlling interests	7,097	943	(955)	—	7,085
Non-cash stock-based compensation	—	—	—	66	66
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	24	(2,057)	(584)	(356)	(2,973)
Impairment - goodwill (4)	43,716	—	—	—	43,716
Loss (gain) on disposition of fixed assets	540	(36)	953	—	1,457
Acquisition costs	—	—	—	(19)	(19)
Pre-opening and termination expenses	—	—	3,525	—	3,525
Adjusted EBITDAR	$93,791	$20,162	$2,563	$(13,838)	$102,678

Segment assets (5)	$29,583	$21,605	$4,183	$43,398	$98,769
Long-lived assets (6)	909,768	126,335	35,575	2,926	1,074,604
Total assets	957,028	169,368	41,988	57,928	1,226,312
Capital expenditures	50,276	3,796	5,101	62	59,235

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Included in the Canada segment is $1.1 million cost recovery income for CDR.

(4)Related to the impairment of goodwill at the Nugget.

(5)Segment assets are cash and cash equivalents.

(6)Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount.

-F43-

	For the year ended December 31, 2023
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$380,591	$75,449	$94,105	$61	$550,206
Earnings from equity investment	—	—	—	1,121	1,121

Less:
Payroll expense	87,689	22,609	24,510	6,303	141,111
Operating expenses	69,795	25,257	11,092	11,465	117,609
Gaming tax expense	98,115	—	46,589	—	144,704
Other segment items (2)	26,802	7,580	3,852	34	38,268
Acquisition costs	—	—	—	(4,412)	(4,412)
Adjusted EBITDAR	$98,190	$20,003	$8,062	$(12,208)	$114,047

Earnings (loss) before income taxes	$25,974	$7,071	$6,704	$(63,581)	$(23,832)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$18,036	$8,626	$3,446	$(58,306)	$(28,198)
Interest expense (income), net (3)	38,024	11,527	(345)	42,605	91,811
Income tax expense (benefit)	2,654	(4,256)	1,534	(5,275)	(5,343)
Depreciation and amortization	33,739	4,590	2,482	232	41,043
Net earnings attributable to non-controlling interests	5,284	2,701	1,724	—	9,709
Non-cash stock-based compensation	—	—	—	3,610	3,610
(Gain) loss on foreign currency transactions, cost recovery income and other (4)	(84)	(3,195)	(810)	401	(3,688)
Loss on disposition of fixed assets	537	10	31	113	691
Acquisition costs	—	—	—	4,412	4,412
Adjusted EBITDAR	$98,190	$20,003	$8,062	$(12,208)	$114,047

Segment assets (5)	$48,085	$76,771	$11,110	$35,361	$171,327
Long-lived assets (6)	947,075	137,543	26,736	3,328	1,114,682
Total assets (7)	1,018,926	238,643	39,892	62,201	1,359,662
Capital expenditures	55,389	2,330	1,816	86	59,621

(1)Net operating revenue for the Corporate and Other segment primarily related to the Company’s cruise ship operations, which ceased in April 2023.

(2)Other segment items include cost of goods sold and marketing expenses.

(3)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Expense related to the CDR land lease was recorded as interest expense in the Canada segment. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement. The CDR land lease ended on September 6, 2023 in conjunction with the Canada Real Estate Sale. Expense of $7.3 million in Canada relates to the debt extinguishment of the CDR land lease.

(4)Included in the Canada segment is $1.7 million related to the earn out from the sale of casino operations in Calgary in 2020 and $3.5 million cost recovery income for CDR.

(5)Segment assets are cash and cash equivalents.

(6)Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount. Long-lived assets in the United States segment include $283.6 million related to the Nugget Acquisition and $261.7 million related to the Rocky Gap Acquisition.

(7)Total assets in the United States segment include $298.8 million related to the Nugget Acquisition and $268.9 million related to the Rocky Gap Acquisition.

-F44-

	For the year ended December 31, 2022
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue (1)	$268,582	$71,572	$90,169	$206	$430,529
Earnings from equity investment	—	—	—	3,249	3,249

Less:
Payroll expense	51,140	21,466	20,607	5,113	98,326
Operating expenses	42,558	24,740	9,677	8,599	85,574
Gaming tax expense	86,408	—	44,660	—	131,068
Other segment items (2)	8,179	6,970	3,351	94	18,594
Acquisition costs	—	—	—	(3,124)	(3,124)
Adjusted EBITDAR	$80,297	$18,396	$11,874	$(7,227)	$103,340

Earnings (loss) before income taxes	$32,354	$11,211	$11,044	$(48,599)	$6,010

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$24,759	$6,070	$5,811	$(28,664)	$7,976
Interest expense (income), net (3)	28,531	2,281	(686)	34,854	64,980
Income tax expense (benefit)	7,595	2,354	2,326	(19,935)	(7,660)
Depreciation and amortization	19,364	4,754	2,606	385	27,109
Net earnings attributable to non-controlling interests	—	2,787	2,907	—	5,694
Non-cash stock-based compensation	—	—	—	3,335	3,335
(Gain) loss on foreign currency transactions, cost recovery income and other (4)	(1)	123	(1,153)	(205)	(1,236)
Loss (gain) on disposition of fixed assets	49	27	63	(121)	18
Acquisition costs	—	—	—	3,124	3,124
Adjusted EBITDAR	$80,297	$18,396	$11,874	$(7,227)	$103,340

Segment assets (5)	$38,667	$16,781	$13,344	$32,993	$101,785
Long-lived assets (6)	466,403	139,304	27,134	8,192	641,033
Total assets (7)	425,820	162,088	42,173	254,886	884,967
Capital expenditures	16,000	1,566	1,578	49	19,193

(1)Net operating revenue for the Corporate and Other segment primarily relates to the Company’s cruise ship operations, which ceased in April 2023.

(2)Other segment items include cost of goods sold and marketing expenses.

(3)Interest expense in the United States segment primarily relates to the Master Lease. Expense in the Canada segment primarily relates to the CDR land lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement. Expense of $7.3 million related to the write-off of deferred financing costs in connection with the prepayment of the Macquarie Term Loan is included in interest expense (income), net in the Corporate and Other segment.

(4)Loss of $2.2 million related to the sale of the land and building in Calgary in February 2022 is included in the Canada segment. The loss from the sale was offset by $1.9 million cost recovery income for CDR.

(5)Segment assets are cash and cash equivalents.

(6)Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount.

(7)Total assets for the Corporate and Other segment include $100.2 million in restricted cash related to the Acquisition Escrow and $93.3 million related to the equity investment in Smooth Bourbon.

16.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

-F45-

The Company had a contingent liability related to a series of tax audits conducted by the Polish IRS related to the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2013. The Polish IRS asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and prevailed in several court challenges by CPL. Through December 31, 2024, CPL has paid PLN 14.3 million ($4.2 million) to the Polish IRS related to these audits.

The statute of limitations expired on all periods in which CPL calculated personal income tax in which the Polish IRS disagreed. In September 2022, the Polish IRS reimbursed PLN 1.8 million ($0.4 million based on the exchange rate in effect on September 30, 2022) plus interest, after CPL prevailed in a court challenge of a 2011 tax audit. The Company recorded the Polish IRS reimbursement to gain on foreign currency transactions, cost recovery income and other on its consolidated statement of (loss) earnings for the year ended December 31, 2022. Any additional tax obligations are not probable or estimable and no additional future tax obligations as a result of these matters are expected.

Termination Costs (Poland) – The Company was not awarded a new license to operate a casino in Krakow, Poland. Agreements with the employees at the Krakow casino provide for payment of salaries for a negotiated termination period and severance pay. The payments are expected to be made by May 2025. A liability has been included in accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2024. A reconciliation of the liability as of December 31, 2024 is presented below.

Amounts in thousands
Balance as of December 31, 2023	$—
Termination costs (1)	772
Currency translation	(6)
Balance as of December 31, 2024	$766

(1)Termination costs are included in general and administrative expenses in the Poland reportable segment for the year ended December 31, 2024.

Distribution to Non-Controlling Interest – The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed $1.1 million, $3.5 million and $2.0 million related to the infrastructure to CDR’s non-controlling shareholders during the years ended December 31, 2024, 2023 and 2022, respectively.

Employee Benefit Plans – The Company provides its employees in the United States with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six year period. The Company contributed $1.4 million, $1.0 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan (the “RSP Plan”) and Registered Pension Plan (the “RPP Plan”, and collectively, the “RSP and RPP Plans”). The RSP and RPP Plans allow eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants in the RPP Plan become fully vested in employer contributions over a two year period, and participants in the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.3 million to the RSP and RPP Plans for each of the years ended December 31, 2024, 2023 and 2022.

17.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management & Consulting AG (“Flyfish”), a management company controlled by Co CEO Erwin Haitzmann, and with Focus Lifestyle and Entertainment AG (“Focus”), a management company controlled by Co CEO Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of (loss) earnings are payments to both Flyfish and Focus for a total of $0.8 million, $0.8 million, and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

-F46-

The Company had a liability with Marnell, with which the Company owns 50% of Smooth Bourbon, of less than $0.1 million related to open invoices in accounts payable for general contracting and consulting services on its consolidated balance sheet for the year ended December 31, 2023. There were no liabilities related to Marnell on the Company’s consolidated balance sheet for the year ended December 31, 2024.

The Company also entered into a consulting agreement with Marnell for services after the Nugget Acquisition was completed. Fees incurred under the agreement were $0.4 million for the year ended December 31, 2023 and were recorded as general and administrative expenses in the United States segment. The agreement ended on September 30, 2023. Additional expenses related to Marnell were less than $0.1 million for the years ended December 31, 2024 and 2023 and were recorded as general and administrative expenses in the United States segment.

18.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its consolidated financial statements and related notes. The Company did not identify any material subsequent events impacting its financial statements in this report.

-F47-