Form 10-Q
period 2025-03-31
CENTURY CASINOS INC /CO/
filed 2025-05-12
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,682,603 shares of common stock, $0.01 par value per share, were outstanding as of May 7, 2025.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$84,705	$98,769
Receivables, net	11,118	11,097
Prepaid expenses	20,196	19,597
Inventories	3,687	3,691
Other current assets	2,576	2,395
Total Current Assets	122,282	135,549

Property and equipment, net	918,017	922,146
Leased right-of-use assets, net	34,328	30,015
Goodwill	36,672	36,256
Intangible assets, net	83,610	84,916
Deferred income taxes	16,213	16,159
Deposits and other	1,448	1,271
Total Assets	$1,212,570	$1,226,312

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$7,074	$6,226
Current portion of operating lease liabilities	4,854	4,034
Current portion of finance lease liabilities	352	260
Accounts payable	16,254	20,974
Accrued liabilities	34,971	31,639
Accrued payroll	14,568	14,504
Taxes payable	7,759	8,407
Total Current Liabilities	85,832	86,044

Long-term debt, net of current portion and deferred financing costs (Note 4)	321,729	321,930
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 5)	703,451	700,970
Operating lease liabilities, net of current portion	32,768	29,148
Finance lease liabilities, net of current portion	615	494
Taxes payable and other	377	677
Deferred income taxes	5,226	5,045
Total Liabilities	1,149,998	1,144,308
Commitments and Contingencies (Note 6)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,682,603 and 30,682,603 shares issued and outstanding	307	307
Additional paid-in capital	124,212	123,922
Retained loss	(139,716)	(119,103)
Accumulated other comprehensive loss	(13,720)	(14,426)
Total Century Casinos, Inc. Shareholders' Equity (Deficit)	(28,917)	(9,300)
Non-controlling interests	91,489	91,304
Total Equity	62,572	82,004
Total Liabilities and Equity	$1,212,570	$1,226,312

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2025	2024
Operating revenue:
Gaming	$100,666	$105,418
Pari-mutuel, sports betting and iGaming	2,885	3,389
Hotel	9,707	9,302
Food and beverage	12,106	12,745
Other	5,079	5,163
Net operating revenue	130,443	136,017
Operating costs and expenses:
Gaming	54,264	55,905
Pari-mutuel, sports betting and iGaming	3,485	3,751
Hotel	4,400	4,414
Food and beverage	11,364	12,231
Other	1,308	1,474
General and administrative	36,088	37,924
Depreciation and amortization	12,394	12,031
Total operating costs and expenses	123,303	127,730
Earnings from operations	7,140	8,287
Non-operating (expense) income:
Interest income	380	686
Interest expense	(26,037)	(25,815)
Gain on foreign currency transactions, cost recovery income and other (Note 1)	119	1,162
Non-operating (expense) income, net	(25,538)	(23,967)
Loss before income taxes	(18,398)	(15,680)
Income tax (expense) benefit	(481)	3,986
Net loss	(18,879)	(11,694)
Net earnings attributable to non-controlling interests	(1,734)	(1,850)
Net loss attributable to Century Casinos, Inc. shareholders	$(20,613)	$(13,544)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.67)	$(0.45)
Diluted	$(0.67)	$(0.45)
Weighted average shares outstanding - basic	30,683	30,420
Weighted average shares outstanding - diluted	30,683	30,420

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2025	2024
Net loss	$(18,879)	$(11,694)

Other comprehensive income (loss)
Foreign currency translation adjustments	1,087	(2,105)
Other comprehensive income (loss)	1,087	(2,105)
Comprehensive loss	$(17,792)	$(13,799)

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(1,734)	(1,850)
Foreign currency translation adjustments	(381)	40
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(19,907)	$(15,609)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for share information	2025	2024
Common Stock
Balance, beginning of period	$307	$304
Performance stock unit issuance	—	3
Balance, end of period	307	307

Additional Paid-in Capital
Balance, beginning of period	$123,922	$124,094
Amortization of stock-based compensation	290	503
Performance stock unit issuance	—	(238)
Balance, end of period	124,212	124,359

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(14,426)	$(12,073)
Foreign currency translation adjustment	706	(2,065)
Balance, end of period	(13,720)	(14,138)

Retained (Loss) Earnings
Balance, beginning of period	$(119,103)	$9,067
Net loss	(20,613)	(13,544)
Balance, end of period	(139,716)	(4,477)

Total Century Casinos, Inc. Shareholders' Equity (Deficit)	$(28,917)	$106,051

Non-controlling Interests
Balance, beginning of period	$91,304	$93,049
Net earnings	1,734	1,850
Foreign currency translation adjustment	381	(40)
Distributions to non-controlling interests	(1,930)	(1,961)
Balance, end of period	91,489	92,898

Total Equity	$62,572	$198,949

Common shares issued	—	322,672

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2025	2024
Cash Flows (used in) provided by Operating Activities:
Net loss	$(18,879)	$(11,694)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,394	12,031
Lease amortization	1,769	865
Loss on disposition of fixed assets	50	594
Amortization of stock-based compensation expense	290	503
Amortization of deferred financing costs	674	674
Gain on debt repurchase (Note 4)	—	(146)
Deferred taxes	127	(5,959)
Changes in Operating Assets and Liabilities:
Receivables, net	13	2,485
Prepaid expenses and other assets	(644)	(5,944)
Accounts payable	(4,859)	(2,403)
Other current and long-term liabilities	5,625	11,004
Inventories	10	23
Accrued payroll	(483)	(1,379)
Taxes payable	(711)	(12,133)
Net cash used in operating activities	(4,624)	(11,479)

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(6,689)	(18,400)
Purchase of intangible assets - casino license	(677)	(1,176)
Proceeds from disposition of assets	10	48
Net cash used in investing activities	(7,356)	(19,528)

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	1,000	5,900
Principal payments	(1,309)	(4,628)
Distributions to non-controlling interests	(1,930)	(1,961)
Repurchase of shares to satisfy tax withholding	—	(235)
Net cash used in financing activities	(2,239)	(924)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$192	$(2,854)

Decrease in Cash, Cash Equivalents and Restricted Cash	$(14,027)	$(34,785)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$99,013	$171,590
Cash, Cash Equivalents and Restricted Cash at End of Period	$84,986	$136,805

Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,545	$15,913
Income taxes paid	$584	$12,680
Non-Cash Investing Activities:
Purchase of property and equipment on account	$6,099	$6,725

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of March 31, 2025 are detailed below.

The Company owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

•Century Casino & Hotel Central City in Colorado (“Central City” or “CTL”)

•Century Casino & Hotel Cripple Creek in Colorado (“Cripple Creek” or “CRC”)

•Mountaineer Casino, Resort & Races in New Cumberland, West Virginia (“Mountaineer” or “MTR”) (1)

•Century Casino & Hotel Cape Girardeau in Missouri (“Cape Girardeau” or “CCG”) (1)

•Century Casino & Hotel Caruthersville in Missouri (“Caruthersville” or “CCV”) (1)

•Nugget Casino Resort in Reno-Sparks, Nevada (“Nugget” or “NUG”) (2)

•Rocky Gap Casino, Resort & Golf in Flintstone, Maryland (“Rocky Gap” or “ROK”) (1)

•Century Casino & Hotel Edmonton in Alberta, Canada (“Century Resorts Alberta” or “CRA”) (1)

•Century Casino St. Albert in St. Albert, Alberta, Canada (“St. Albert” or “CSA”) (1)

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

The Company’s Colorado, West Virginia and Nevada subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps. During 2024, two of the Company’s sports betting partners requested early termination of their agreements, and the Company agreed to cancel the agreements. The agreement with Circa Sports was cancelled in May 2024 and the agreement with Tipico Group Ltd. was cancelled in July 2024. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in our United States segment.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of March 31, 2025, CPL operated six casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 3 for additional information regarding CPL’s gaming licenses and casinos.

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

Through its wholly-owned subsidiary Century Nevada Acquisition, Inc., the Company has a 50% equity interest in Smooth Bourbon. The Company consolidates Smooth Bourbon as a subsidiary for which it has a controlling financial interest. The Company determined it has a controlling financial interest in Smooth Bourbon based on the Nugget being the primary beneficiary of Smooth Bourbon. The remaining 50% of Smooth Bourbon is owned by Marnell Gaming, LLC (“Marnell”) and is reported as a non-controlling financial interest.

Other Projects and Developments

Caruthersville Land-Based Casino and Hotel

On November 1, 2024, the Company opened its new land-based casino with a 38 room hotel adjacent to and connected with the existing casino pavilion building in Caruthersville, Missouri. The project cost approximately $51.9 million and was funded through financing provided by VICI PropCo in conjunction with the Master Lease. The Company previously amended its Master Lease on December 1, 2022 to provide for an increase in initial annualized rent of approximately $4.2 million upon completion of the Caruthersville project. See Note 5, “Long-Term Financing Obligation” for additional information regarding the amendment to the Master Lease.

Cape Girardeau Hotel

On April 4, 2024, the Company opened its 69 room hotel in Cape Girardeau, Missouri called The Riverview. The Riverview is a six story building with 68,000 square feet that is adjacent to and connected with the existing casino building. The project cost approximately $30.5 million. The Company financed the project with cash on hand.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

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

Cash, Cash Equivalents and Restricted Cash – A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	March 31,	March 31,
Amounts in thousands	2025	2024
Cash and cash equivalents	$84,705	$136,543
Restricted cash included in deposits and other	281	262
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$84,986	$136,805

As of March 31, 2025, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of March 31, 2024, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of March 31,	As of December 31,
Ending Rates	2025	2024
Canadian dollar (CAD)	1.4313	1.4349
Euros (EUR)	0.9230	0.9611
Polish zloty (PLN)	3.8587	4.1106

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2025	2024	% Change
Canadian dollar (CAD)	1.4350	1.3476	(6.5%)
Euros (EUR)	0.9516	0.9209	(3.3%)
Polish zloty (PLN)	4.0005	3.9899	(0.3%)
Source: Xe Currency Converter

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The objective of ASU 2024-03 is to disaggregate the disclosure of expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2025-01 clarified that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-3 is permitted. The standard can be adopted prospectively or retrospectively. The Company is currently analyzing the additional disclosure requirements of ASU 2024-03 and the impact of adoption on the Company’s financial statements.

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of March 31, 2025 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material. Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2025	$89,975	$6,932	$6,226	$103,133
Currency translation	—	9	407	416
Gross carrying value March 31, 2025	89,975	6,941	6,633	103,549

Accumulated impairment losses January 1, 2025	(63,502)	(3,375)	—	(66,877)
Accumulated impairment losses March 31, 2025	(63,502)	(3,375)	—	(66,877)

Net carrying value at January 1, 2025	$26,473	$3,557	$6,226	$36,256
Net carrying value at March 31, 2025	$26,473	$3,566	$6,633	$36,672

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach. Intangible assets at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2025	2024
Finite-lived
Casino licenses	$3,932	$3,055
Less: accumulated amortization	(1,035)	(844)
	2,897	2,211
Trademarks	16,718	16,718
Less: accumulated amortization	(3,924)	(3,508)
	12,794	13,210
Player's club lists	59,253	59,253
Less: accumulated amortization	(22,747)	(21,048)
	36,506	38,205
Total finite-lived intangible assets, net	52,197	53,626
Indefinite-lived
Casino licenses	29,724	29,698
Trademarks	1,689	1,592
Total indefinite-lived intangible assets	31,413	31,290
Total intangible assets, net	$83,610	$84,916

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

Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2025	Amortization	Balance at March 31, 2025
United States	$13,210	$(416)	$12,794

As of March 31, 2025, estimated amortization expense of the United States trademarks over the next five years and thereafter was as follows:

Amounts in thousands
2025	$1,249
2026	1,665
2027	1,665
2028	1,665
2029	1,645
Thereafter	4,905
$12,794

Trademark amortization expense was $0.4 million for each of the three months ended March 31, 2025 and 2024. The weighted-average amortization period of the United States trademarks is 7.0 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2025	Currency translation	Balance at March 31, 2025
Poland	$1,484	$97	$1,581
Corporate and Other	108	—	108
	$1,592	$97	$1,689

Casino Licenses: Finite-Lived

As of March 31, 2025, Casinos Poland had seven casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2025	New Casino License	Amortization	Currency translation	Balance at March 31, 2025
Poland	$2,211	$677	$(132)	$141	$2,897

As of March 31, 2025, estimated amortization expense for the CPL casino licenses over the next five years and thereafter was as follows:

Amounts in thousands
2025	$453
2026	589
2027	589
2028	549
2029	509
Thereafter	208
$2,897

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. Casino license amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The weighted average period before the next license expiration is 4.2 years. In Poland, gaming licenses are not renewable. Before a gaming license expires in a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. Although the Company applies for the new license prior to the expiration of the current license, there is no guarantee a new license will be awarded prior to the expiration of the current license or at all. The Company was awarded a second license in the city of Wroclaw in March 2025. The Company expects to open the casino in the fourth quarter of 2025.

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

Amounts in thousands	Balance at January 1, 2025	Currency translation	Balance at March 31, 2025
United States	$18,962	$—	$18,962
Canada	10,736	26	10,762
	$29,698	$26	$29,724

Player’s Club Lists

The Company has determined that the player’s club lists, reported in the United States segment, have useful lives of seven to 10 years based on estimated revenue attrition among the player’s club members over each property’s historical operations, as estimated by management. As such, the player’s club lists will be amortized over their useful lives. Changes in the carrying amount of the player’s club lists are as follows:

Amounts in thousands	Balance at January 1, 2025	Amortization	Balance at March 31, 2025
United States	$38,205	$(1,699)	$36,506

As of March 31, 2025, estimated amortization expense for the player’s club lists over the next five years and thereafter was as follows:

Amounts in thousands
2025	$5,099
2026	6,556
2027	3,888
2028	3,888
2029	3,888
Thereafter	13,187
$36,506

Player’s club amortization expense was $1.7 million for each of the three months ended March 31, 2025 and 2024. The weighted-average amortization period for the player’s club lists is 4.3 years.

4. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2025 and December 31, 2024 consisted of the following:

Amounts in thousands	March 31, 2025		December 31, 2024
Goldman term loan	$336,009	10.43%	$336,884	11.45%
Credit facility - CPL	2,491	7.52%	1,339	7.30%
UniCredit term loan	1,083	3.11%	1,387	3.02%
Total principal	$339,583	10.41%	$339,610	11.39%
Deferred financing costs	(10,780)		(11,454)
Total long-term debt	$328,803		$328,156
Less current portion	(7,074)		(6,226)
Long-term portion	$321,729		$321,930

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement provides for the $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of March 31, 2025, the outstanding balance of the Goldman Term Loan was $336.0 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Term Loan to fund the acquisition of the Nugget, for the repayment of approximately $166.2 million outstanding under a prior credit facility and for related fees and expenses.

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

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”), or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the three months ended March 31, 2024 and 2025, the weighted average interest rates under the Goldman Term Loan were 11.56% and 10.43%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of loss for each of the three months ended March 31, 2025 and 2024.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. If the Company has aggregate outstanding revolving loans, swingline loans, and letters of credit greater than $10.5 million as of the last day of any fiscal quarter, it is required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. The Company had no outstanding revolving loans, swingline loans, or letters of credit and therefore, the Consolidated First Lien Net Leverage Ratio did not apply as of March 31, 2025.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million for each of the three months ended March 31, 2025 and 2024. These costs are included in interest expense in the condensed consolidated statements of loss for the three months ended March 31, 2025 and 2024.

Casinos Poland

As of March 31, 2025, CPL had a short-term line of credit with mBank S.A. (“mBank”) used to finance current operations. The borrowing capacity of the line of credit is PLN 15.0 million through June 2, 2025 and PLN 5.0 million thereafter through June 3, 2026. The line of credit bears an interest rate of overnight WIBOR plus 2.00%. As of March 31, 2025, the credit facility had an outstanding balance of PLN 9.6 million ($2.5 million based on the exchange rate in effect on March 31, 2025) and PLN 5.4 million ($1.4 million based on the exchange rate in effect on March 31, 2025) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the mBank credit agreement as of March 31, 2025. The violation of the covenant allows the lender to increase the interest rate by 0.50% but does not result in an acceleration of the loan.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.2 million based on the exchange rate in effect on March 31, 2025). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.4 million based on the exchange rate in effect on March 31, 2025) with mBank and will terminate in January 2031 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.8 million ($0.2 million based on the exchange rate in effect on March 31, 2025) in deposits for this purpose as of March 31, 2025. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of March 31, 2025, CRM had a credit agreement with UniCredit Bank Austria AG (“UniCredit”) originally entered into in August 2018 as a $7.4 million line of credit for acquisitions and capital expenditures at the Company’s existing operations or new operations. The line of credit was converted to a EUR 6.0 million term loan in June 2021 (the “UniCredit Term Loan”). The UniCredit Term Loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of March 31, 2025, the amount outstanding was EUR 1.0 million ($1.1 million based on the exchange rate in effect on March 31, 2025) and the Company had no further borrowings available. The UniCredit Term Loan is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

As of March 31, 2025, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	CPL Credit Facility	UniCredit Term Loan	Total
2025	$2,625	$2,491	$1,083	$6,199
2026	3,500	—	—	3,500
2027	3,500	—	—	3,500
2028	3,500	—	—	3,500
2029	322,884	—	—	322,884
Total	$336,009	$2,491	$1,083	$339,583

5.LONG-TERM FINANCING OBLIGATION

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

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.1 million based on the exchange rate on March 31, 2025) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

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

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The Master Lease had an initial term of 15 years with no purchase option. At the Company’s option, the Master Lease may be extended for up to four five year renewal terms beyond the 15 year term. The Company exercised one five year renewal option when the Master Lease was amended on December 1, 2022. The renewal terms are effective as to all, but not less than all, of the property then subject to the Master Lease. The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without the Landlord’s consent.

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

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the Base Rent Escalator of 1.0125%. The estimated future payments shown below are not adjusted for increases based on the CPI. Remaining cash rent payments adjusted for CPI for the year ending December 31, 2025 are estimated to be $44.1 million.

Amounts in thousands
2025 (1)	$41,847
2026 (1)	62,831
2027	60,073
2028	60,824
2029	61,584
Thereafter	2,141,330
Total payments	2,428,489
Residual value	20,007
Less imputed interest	(1,745,045)
Total	$703,451

(1)Included in 2025 and 2026 is the $4.2 million in additional annual rent related to the Caruthersville project that has been deferred for 12 months and will be paid over a six month period beginning in December 2025.

Total payments and interest expense related to the Master Lease for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2025	2024
Payments made per Master Lease	$13,594	$9,071
CPI increase	733	373
Total payments made including CPI increase	14,327	9,444

Cash paid for principal (1)	$—	$—
Cash paid for interest	14,327	9,444

Interest expense	$16,402	$15,199

(1)For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the financing obligation to increase.

6.COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. Based on management’s knowledge, the Company does not expect the outcome of such currently pending or threatened proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

Termination Costs (Poland) – The Company was notified in the fourth quarter of 2024 that it was not awarded a new license to operate a casino in Krakow, Poland. Agreements with the employees at the Krakow casino provide for payment of salaries for a negotiated termination period and severance pay. The final payments are expected to be made by May 2025. A reconciliation of the liability as of March 31, 2025 is presented below.

Amounts in thousands
Balance as of January 1, 2025	$766
Payments	(239)
Currency translation	42
Balance as of March 31, 2025	$569

7.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the three months ended March 31, 2025, the Company recognized income tax expense of $0.5 million on pre-tax loss of ($18.4) million, representing an effective income tax rate of (2.6%) compared to an income tax benefit of $4.0 million on pre-tax loss of ($15.7) million, representing an effective income tax rate of 25.4% for the same period in 2024.

For the three months ended March 31, 2025, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the three months ended March 31, 2025.

A number of items caused the effective income tax rate for the three months ended March 31, 2025 to differ from the US federal statutory income tax rate of 21%, including certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. Further, the Company expects to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd. Additionally, the Company maintains a full valuation allowance on certain net deferred tax assets in the United States, which was initially recorded in the second quarter of 2024.

8.EARNINGS (LOSS) PER SHARE

The calculation of basic loss per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2025	2024
Weighted average common shares, basic	30,683	30,420
Dilutive effect of stock options	—	—
Weighted average common shares, diluted	30,683	30,420

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2025	2024
Stock options	296	581

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three months ended March 31, 2025 and 2024.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025.

Debt – The carrying value of the Goldman Credit Agreement, the UniCredit Term Loan and CPL’s short-term line of credit approximate fair value based on the variable interest paid on the obligations. The estimated fair values of the outstanding balances under the Goldman Credit Agreement and UniCredit Term Loan are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying value of CPL’s short-term line of credit approximates fair value due to the short-term nature of the agreement. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2025 and December 31, 2024, the Company had no cash equivalents.

10.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months
	ended March 31,
Amounts in thousands	2025	2024
Revenue from contracts with customers	$130,443	$136,017
Total revenue	$130,443	$136,017

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

	For the three months ended March 31, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$69,898	$10,780	$19,988	$—	$100,666
Pari-mutuel, sports betting and iGaming	987	1,898	—	—	2,885
Hotel	9,580	127	—	—	9,707
Food and beverage	9,393	2,488	225	—	12,106
Other	3,438	1,223	418	—	5,079
Net operating revenue	$93,296	$16,516	$20,631	$—	$130,443

	For the three months ended March 31, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$72,307	$12,015	$21,096	$—	$105,418
Pari-mutuel, sports betting and iGaming	1,297	2,092	—	—	3,389
Hotel	9,177	125	—	—	9,302
Food and beverage	9,822	2,727	196	—	12,745
Other	3,431	1,362	357	13	5,163
Net operating revenue	$96,034	$18,321	$21,649	$13	$136,017

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $2.4 million for the three months ended March 31, 2025 and $2.8 million for the three months ended March 31, 2024. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months ended		For the three months ended
	March 31, 2025		March 31, 2024
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$553	$3,644	$1,640	$4,714
Closing	493	4,808	1,109	6,064
(Decrease)/Increase	$(60)	$1,164	$(531)	$1,350

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

The components of lease expense were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2025	2024
Operating lease expense	$1,771	$1,313

Finance lease expense:
Amortization of right-of-use assets	$50	$33
Interest on lease liabilities	15	11
Total finance lease expense	$65	$44

Short-term lease expense	$33	$32

Variable lease expense	$340	$264

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the three months ended
	March 31,
Amounts in thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$14	$11
Operating cash flows from operating leases	1,658	1,155
Financing cash flows from finance leases	72	46

Right-of-use assets obtained in exchange for operating lease liabilities	$3,528	$92
Right-of-use assets obtained in exchange for finance lease liabilities	$284	$—

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	March 31, 2025	December 31, 2024
Operating leases
Leased right-of-use assets, net	$34,328	$30,015

Current portion of operating lease liabilities	4,854	4,034
Operating lease liabilities, net of current portion	32,768	29,148
Total operating lease liabilities	37,622	33,182

Finance leases
Finance lease right-of-use assets, gross	1,485	1,198
Accumulated depreciation	(307)	(256)
Property and equipment, net	1,178	942

Current portion of finance lease liabilities	352	260
Finance lease liabilities, net of current portion	615	494
Total finance lease liabilities	967	754

Weighted-average remaining lease term
Operating leases	11.7 years	12.5 years
Finance leases	3.1 years	3.3 years

Weighted-average discount rate
Operating leases	8.4%	8.6%
Finance leases	7.2%	7.7%

Maturities of lease liabilities as of March 31, 2025 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2025	$5,225	$308
2026	6,644	338
2027	6,583	270
2028	6,455	153
2029	6,022	12
Thereafter	33,673	—
Total lease payments	64,602	1,081
Less imputed interest	(26,980)	(114)
Total	$37,622	$967

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

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments:

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
	Midwest	Century Casino & Hotel Central City
Century Casino & Hotel Cripple Creek
Century Casino & Hotel Cape Girardeau and The Riverview (1)
Century Casino & Hotel Caruthersville and The Farmstead (1)
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada	Century Casino & Hotel Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Corporate Other

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo and leased under the Master Lease.

The Company’s chief operating decision maker is a management function comprised of two individuals. These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDAR as the primary profit measure for its reportable segments as follows:

•within the annual budget and forecasting process when making decisions about the allocation of operating and capital resources to each segment;

•to evaluate monthly results compared to budget which are used in assessing segment performance;

•to determine whether to invest in growth projects in the segment; and

•to determine initiatives such as acquisitions or deleveraging.

Adjusted EBITDAR

Adjusted EBITDAR is a non-US GAAP measure defined as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest earnings (loss) and transactions, pre-opening expenses, termination expenses related to closing a casino, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDAR reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US GAAP. Adjusted EBITDAR is not considered a measure of performance recognized under US GAAP.

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended March 31, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$93,296	$16,516	$20,631	$—	$130,443

Less:
Payroll expense	25,878	5,459	6,076	1,376	38,789
Operating expenses	18,568	5,143	3,394	1,773	28,878
Gaming tax expense	25,237	—	10,015	—	35,252
Other segment items (1)	5,215	1,554	881	—	7,650
Pre-opening and termination expenses	—	—	(281)	—	(281)
Adjusted EBITDAR	$18,398	$4,360	$546	$(3,149)	$20,155

(Loss) earnings before income taxes	$(5,766)	$187	$(157)	$(12,662)	$(18,398)

Net loss attributable to Century Casinos, Inc. shareholders	$(7,550)	$(61)	$(165)	$(12,837)	$(20,613)
Interest expense (income), net (2)	13,110	3,207	42	9,298	25,657
Income tax expense	—	217	89	175	481
Depreciation and amortization	11,007	998	370	19	12,394
Net earnings (loss) attributable to non-controlling interests	1,784	31	(81)	—	1,734
Non-cash stock-based compensation	—	—	—	290	290
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(31)	6	(94)	(119)
Loss (gain) on disposition of fixed assets	47	(1)	4	—	50
Pre-opening and termination expenses	—	—	281	—	281
Adjusted EBITDAR	$18,398	$4,360	$546	$(3,149)	$20,155

Segment assets (3)	$32,564	$20,980	$4,078	$27,083	$84,705
Long-lived assets (4)	903,100	126,333	41,799	2,843	1,074,075
Total assets	952,952	170,488	48,675	40,455	1,212,570
Capital expenditures	5,852	768	60	9	6,689

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Segment assets are cash and cash equivalents.

(4)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

	For the three months ended March 31, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$96,034	$18,321	$21,649	$13	$136,017

Less:
Payroll expense	27,132	5,623	6,349	1,483	40,587
Operating expenses	18,442	5,860	3,064	2,305	29,671
Gaming tax expense	25,625	—	10,599	—	36,224
Other segment items (1)	5,689	1,697	880	—	8,266
Acquisition costs	—	—	—	19	19
Adjusted EBITDAR	$19,146	$5,141	$757	$(3,794)	$21,250

(Loss) earnings before income taxes	$(3,278)	$1,931	$156	$(14,489)	$(15,680)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(2,782)	$1,132	$3	$(11,897)	$(13,544)
Interest expense (income), net (2)	11,746	2,907	(35)	10,511	25,129
Income tax (benefit) expense	(2,273)	728	151	(2,592)	(3,986)
Depreciation and amortization	10,288	1,149	538	56	12,031
Net earnings attributable to non-controlling interests	1,777	71	2	—	1,850
Non-cash stock-based compensation	—	—	—	503	503
Gain on foreign currency transactions, cost recovery income and other	—	(809)	(143)	(356)	(1,308)
Loss (gain) on disposition of fixed assets	390	(37)	241	—	594
Acquisition costs	—	—	—	(19)	(19)
Adjusted EBITDAR	$19,146	$5,141	$757	$(3,794)	$21,250

Segment assets (3)	$44,453	$31,216	$10,596	$50,278	$136,543
Long-lived assets (4)	952,611	133,809	27,055	3,214	1,116,689
Total assets	1,017,194	189,071	40,172	89,055	1,335,492
Capital expenditures	17,174	831	364	31	18,400

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Segment assets are cash and cash equivalents.

(4)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

13.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into an agreement with Marnell, which owns 50% of Smooth Bourbon along with the Company, for general contracting and consulting services. There were no assets or liabilities related to Marnell on the Company’s condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. The Company paid Marnell $1.9 million for each of the three months ended March 31, 2025 and 2024. The payments were recorded as distributions to noncontrolling interests and include rent related to the 50% interest in the lease between Smooth Bourbon and the Nugget owned by Marnell as well as 50% of the operating costs of Smooth Bourbon.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, ongoing projects and capital investments, cost savings initiatives, casino licensing matters and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments.

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
	Midwest	Century Casino & Hotel Central City
Century Casino & Hotel Cripple Creek
Century Casino & Hotel Cape Girardeau and The Riverview (1)
Century Casino & Hotel Caruthersville and The Farmstead (1)
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada	Century Casino & Hotel Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Poland	Casinos Poland
Corporate and Other	Corporate and Other	Corporate Other

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo and leased to us under the Master Lease.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 75% ownership interest in CDR, and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is the only horse racetrack in the Calgary area and is located less than one mile north of the city limits of Calgary and seven miles from the Calgary International Airport.

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of March 31, 2025, CPL had casino licenses for seven casinos and operated six casinos throughout Poland. The following table summarizes information about CPL’s casinos as of March 31, 2025.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Warsaw Presidential Hotel	September 2028	70	37
Warsaw	Hilton Hotel	June 2025	70	24
Bielsko-Biala (1)	Hotel President	February 2030	54	5
Katowice (1)	Metropol Hotel Katowice	February 2030	16	4
Wroclaw (2)	Polonia Hotel	December 2029	70	13
Lodz	Manufaktura Entertainment Complex	June 2030	70	9
Wroclaw (3)	Korona Hotel	March 2031	—	—

(1)We closed the casinos in Katowice and Bielsko-Biala in October 2023 due to the expiration of the gaming licenses. We were awarded both licenses in February 2024. The Bielsko-Biala casino reopened in February 2024, and the Katowice casino reopened in March 2024 with a reduced gaming floor. We are waiting on regulatory approval to reopen the full gaming floor at the Katowice casino.

(2)We closed the Wroclaw casino in November 2023 due to the expiration of the gaming license. We were awarded the license in December 2023. We relocated the casino to a new location and opened the casino in October 2024.

(3)We were awarded a license for a second location in Wroclaw in March 2025. We anticipate opening the casino in the fourth quarter of 2025 with 50 slot machines and four table games.

Through our wholly-owned subsidiary Century Nevada Acquisition, Inc., we have a 50% equity interest in Smooth Bourbon, LLC (“Smooth Bourbon”) which we consolidate as a subsidiary for which we have a controlling financial interest. The remaining 50% of Smooth Bourbon is owned by Marnell Gaming, LLC (“Marnell”) and is reported as a non-controlling financial interest.

Recent Developments Related to Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including volatile changes in stock markets, foreign currency exchange rates, political unrest and armed conflicts, inflation, US domestic and other international economic policies, such as tariffs, and other factors. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could have a material adverse effect on our business, financial condition and results of operations. The actual or perceived impact of macroeconomic conditions on consumer spending could lead to fewer customer visits and decreased discretionary spending by our customers. We are seeing weaker trends from retail and low-end customers, which we believe is due to macroeconomic conditions impacting consumer spending in our markets. Any worsening in economic conditions in the regions in which we operate or globally, or the perception that conditions may worsen, could reduce consumer discretionary spending or increase our costs and erode our net earnings and cash flows.

Other Projects and Developments

Caruthersville Land-Based Casino

On November 1, 2024, we opened our new land-based casino with a 38 room hotel in Caruthersville, Missouri. The new land-based casino is adjacent to and connected with the temporary casino pavilion building. The project cost approximately $51.9 million and was funded with financing provided by VICI PropCo in conjunction with the Master Lease. VICI PropCo owns the real estate improvements associated with the Caruthersville project. We previously amended our Master Lease in December 2022 to provide for an increase in initial annualized rent of approximately $4.2 million upon completion of the Caruthersville project. See Part I, Item 1. Note 5, “Long-Term Financing Obligation” for a discussion of the Master Lease as amended to date.

Cape Girardeau Hotel

On April 4, 2024, we opened our 69 room hotel at our Cape Girardeau location called The Riverview. The Riverview is a six story building with 68,000 square feet that is adjacent to and connected with the existing casino building. The project cost approximately $30.5 million. We financed the project with cash on hand.

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

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2025	2024	% Change
Canadian dollar (CAD)	1.4350	1.3476	(6.5%)
Euros (EUR)	0.9516	0.9209	(3.3%)
Polish zloty (PLN)	4.0005	3.9899	(0.3%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,			%
Amounts in thousands	2025	2024	Change	Change
Gaming Revenue	$100,666	$105,418	$(4,752)	(4.5%)
Pari-mutuel, Sports Betting and iGaming Revenue	2,885	3,389	(504)	(14.9%)
Hotel Revenue	9,707	9,302	405	4.4%
Food and Beverage Revenue	12,106	12,745	(639)	(5.0%)
Other Revenue	5,079	5,163	(84)	(1.6%)
Net Operating Revenue	130,443	136,017	(5,574)	(4.1%)
Gaming Expenses	(54,264)	(55,905)	(1,641)	(2.9%)
Pari-mutuel, Sports Betting and iGaming Expenses	(3,485)	(3,751)	(266)	(7.1%)
Hotel Expenses	(4,400)	(4,414)	(14)	(0.3%)
Food and Beverage Expenses	(11,364)	(12,231)	(867)	(7.1%)
Other Expenses	(1,308)	(1,474)	(166)	(11.3%)
General and Administrative Expenses	(36,088)	(37,924)	(1,836)	(4.8%)
Depreciation and Amortization	(12,394)	(12,031)	363	3.0%
Total Operating Costs and Expenses	(123,303)	(127,730)	(4,427)	(3.5%)
Earnings from Operations	7,140	8,287	(1,147)	(13.8%)

Income Tax (Expense) Benefit	(481)	3,986	(4,467)	(112.1%)
Net Earnings Attributable to Non-Controlling Interests	(1,734)	(1,850)	116	6.3%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(20,613)	(13,544)	(7,069)	(52.2%)
Adjusted EBITDAR (1)	$20,155	$21,250	$(1,095)	(5.2%)

Net Loss Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(0.67)	$(0.45)	$(0.22)	(48.9%)
Diluted	$(0.67)	$(0.45)	$(0.22)	(48.9%)

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” below.

Comparability Impacts

Items impacting comparability of the results include the following:

Sports Betting (Colorado) – During 2024, we mutually agreed to cancel two of our sports betting agreements in Colorado. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in our United States segment.

Weather – Increased inclement weather impacted revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 for all of our North American properties.

Summary of Changes by Reportable Segment

Net operating revenue decreased by ($5.6) million, or (4.1%), for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

•United States decreased by ($2.7) million, or (2.9%).

•Canada decreased by ($1.8) million, or (9.9%).

•Poland decreased by ($1.0) million, or (4.7%).

•Corporate and Other remained constant.

Operating costs and expenses decreased by ($4.4) million, or (3.5%), for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Following is a breakout of operating costs and expenses by segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

•United States decreased by ($1.6) million, or (1.8%).

•Canada decreased by ($1.1) million, or (8.0%).

•Poland decreased by ($0.9) million, or (4.3%).

•Corporate and Other decreased by ($0.7) million, or (17.7%).

Earnings from operations decreased by ($1.1) million, or (13.8%), for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

•United States decreased by ($1.1) million, or (13.3%).

•Canada decreased by ($0.7) million, or (16.5%).

•Poland decreased by ($0.1) million, or (395.5%).

•Corporate and Other increased by $0.7 million, or 17.4%.

Net loss attributable to Century Casinos, Inc. shareholders increased by $7.1 million, or 52.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Items deducted from or added to earnings from operations to arrive at net loss attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. Interest expense primarily from the Master Lease negatively impacts net loss attributable to Century Casinos, Inc. shareholders. Increased income tax expense negatively impacted net loss attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. For the three months ended March 31, 2024, we recognized an income tax benefit on losses incurred in the United States. There was income tax expense for the three months ended March 31, 2025 as a valuation allowance was recognized in the second quarter of 2024 for the United States deferred tax assets. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 2.

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

The reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended March 31, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net loss attributable to Century Casinos, Inc. shareholders	$(7,550)	$(61)	$(165)	$(12,837)	$(20,613)
Interest expense (income), net (1)	13,110	3,207	42	9,298	25,657
Income tax expense	—	217	89	175	481
Depreciation and amortization	11,007	998	370	19	12,394
Net earnings (loss) attributable to non-controlling interests	1,784	31	(81)	—	1,734
Non-cash stock-based compensation	—	—	—	290	290
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(31)	6	(94)	(119)
Loss (gain) on disposition of fixed assets	47	(1)	4	—	50
Pre-opening and termination expenses	—	—	281	—	281
Adjusted EBITDAR	$18,398	$4,360	$546	$(3,149)	$20,155

(1)See “Non-Operating Income (Expense) – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

	For the three months ended March 31, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(2,782)	$1,132	$3	$(11,897)	$(13,544)
Interest expense (income), net (1)	11,746	2,907	(35)	10,511	25,129
Income tax (benefit) expense	(2,273)	728	151	(2,592)	(3,986)
Depreciation and amortization	10,288	1,149	538	56	12,031
Net earnings attributable to non-controlling interests	1,777	71	2	—	1,850
Non-cash stock-based compensation	—	—	—	503	503
Gain on foreign currency transactions and cost recovery income	—	(809)	(143)	(356)	(1,308)
Loss (gain) on disposition of fixed assets	390	(37)	241	—	594
Acquisition costs	—	—	—	(19)	(19)
Adjusted EBITDAR	$19,146	$5,141	$757	$(3,794)	$21,250

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

Amounts in thousands	March 31, 2025	March 31, 2024
Total long-term debt, including current portion	$328,803	$328,548
Deferred financing costs	10,780	13,475
Total principal	$339,583	$342,023
Less: Cash and cash equivalents	$84,705	$136,543
Net Debt	$254,878	$205,480

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months
	ended March 31,			%
Amounts in thousands	2025	2024	Change	Change
Gaming Revenue	$69,898	$72,307	$(2,409)	(3.3%)
Pari-mutuel, Sports Betting and iGaming Revenue	987	1,297	(310)	(23.9%)
Hotel Revenue	9,580	9,177	403	4.4%
Food and Beverage Revenue	9,393	9,822	(429)	(4.4%)
Other Revenue	3,438	3,431	7	0.2%
Net Operating Revenue	93,296	96,034	(2,738)	(2.9%)
Gaming Expenses	(38,901)	(39,474)	(573)	(1.5%)
Pari-mutuel, Sports Betting and iGaming Expenses	(455)	(483)	(28)	(5.8%)
Hotel Expenses	(4,336)	(4,349)	(13)	(0.3%)
Food and Beverage Expenses	(8,001)	(8,825)	(824)	(9.3%)
Other Expenses	(1,279)	(1,447)	(168)	(11.6%)
General and Administrative Expenses	(21,973)	(22,700)	(727)	(3.2%)
Depreciation and Amortization	(11,007)	(10,288)	719	7.0%
Total Operating Costs and Expenses	(85,952)	(87,566)	(1,614)	(1.8%)
Earnings from Operations	7,344	8,468	(1,124)	(13.3%)

Income Tax Benefit	—	2,273	(2,273)	(100.0%)
Net Earnings Attributable to Non-Controlling Interests	(1,784)	(1,777)	(7)	(0.4%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(7,550)	(2,782)	(4,768)	(171.4%)
Adjusted EBITDAR	$18,398	$19,146	$(748)	(3.9%)

We opened the new land-based casino and hotel in Caruthersville on November 1, 2024. The casino has 579 slot machines and nine live table games, which is almost a 50% increase in gaming positions compared with the prior temporary location. The number of hotel rooms doubled to 74.

We opened The Riverview in Cape Girardeau in April 2024. The Riverview is a 69 room, six-story building with 68,000 square feet that is adjacent to and connected with Century Casino Cape Girardeau.

We partner with sports betting operators that conduct sports wagering at our Colorado, West Virginia and Nevada locations. Each agreement with the sports betting operators provides for a share of net gaming revenue, and the Colorado agreement also provides for a minimum revenue guarantee each year. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue. Sports betting in Missouri was approved by voters in November 2024, and we plan to partner with sports betting operators to conduct sports betting at our Missouri casinos when it begins in late 2025. As stated above, two of our sports betting agreements in Colorado were terminated in May 2024 and July 2024. Revenue from these agreements was $0.5 million for the three months ended March 31, 2024 in our United States segment.

The Cripple Creek and Central City casinos in Colorado stopped offering table games in January 2025. We believe this will have a positive impact on earnings from operations at both properties as the expense savings are projected to offset the decrease in revenue. Table games revenue in Colorado was $0.4 million for the three months ended March 31, 2024.

The table below provides results by operating segment within the United States reportable segment.

	For the three months
	ended March 31,			%
Amounts in millions	2025	2024	Change	Change
Net Operating Revenue
East	$37.1	$38.5	$(1.4)	(3.6%)
Midwest	39.9	39.2	0.7	1.8%
West	16.4	18.4	(2.0)	(10.9%)
Total United States	93.4	96.1	(2.7)	(2.9%)

Operating Costs and Expenses (1)
East	$32.9	$34.0	$(1.1)	(3.2%)
Midwest	26.3	24.8	1.5	6.0%
West	15.7	18.4	(2.7)	(14.7%)
Total United States	74.9	77.2	(2.3)	(3.0%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended March 31, 2025 and 2024

The following discussion highlights results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Winter weather negatively impacted all US properties during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

East – Decreased net operating revenue and operating costs and expenses were due to decreased gaming revenue and gaming-related expenses at both properties. At our Rocky Gap property, the golf course was closed for the majority of the quarter due to winter weather that impacted gaming, hotel and food and beverage revenue.

Midwest – In Missouri, net operating revenue increased by approximately $2.8 million primarily due to increased gaming revenue at our new casino in Caruthersville and increased hotel and food and beverage revenue at both properties due to the new hotels that were opened in 2024. The increases in Missouri were offset by decreased net operating revenue of approximately $2.2 million in Colorado. Decreased net operating revenue in Colorado was primarily due to the termination of two sports betting agreements in 2024, as detailed above, decreased gaming revenue due to the elimination of table games at both properties, and inclement weather in February 2025. Operating expenses in the Midwest operating segment increased due to increased payroll, marketing and operating costs, primarily at the Missouri locations due to opening our new hotels and the new Caruthersville casino in 2024.

West – Net operating revenue at the Nugget decreased primarily due to decreased hotel and food and beverage revenue. We are increasing our efforts to market group and convention sales for the hotel and are implementing a new loyalty program in an effort to drive revenue growth. Operating expenses decreased primarily due to decreased payroll and marketing costs due to the cost saving measures we began implementing mid-April 2024. These measures included marketing improvements, staffing changes and changes to hotel operations.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Canada
	For the three months
	ended March 31,			%
Amounts in thousands	2025	2024	Change	Change
Gaming Revenue	$10,780	$12,015	$(1,235)	(10.3%)
Pari-mutuel, Sports Betting and iGaming Revenue	1,898	2,092	(194)	(9.3%)
Hotel Revenue	127	125	2	1.6%
Food and Beverage Revenue	2,488	2,727	(239)	(8.8%)
Other Revenue	1,223	1,362	(139)	(10.2%)
Net Operating Revenue	16,516	18,321	(1,805)	(9.9%)
Gaming Expenses	(2,261)	(2,398)	(137)	(5.7%)
Pari-mutuel, Sports Betting and iGaming Expenses	(3,030)	(3,268)	(238)	(7.3%)
Hotel Expenses	(64)	(65)	(1)	(1.5%)
Food and Beverage Expenses	(2,370)	(2,535)	(165)	(6.5%)
Other Expenses	(29)	(27)	2	7.4%
General and Administrative Expenses	(4,401)	(4,850)	(449)	(9.3%)
Depreciation and Amortization	(998)	(1,149)	(151)	(13.1%)
Total Operating Costs and Expenses	(13,153)	(14,292)	(1,139)	(8.0%)
Earnings from Operations	3,363	4,029	(666)	(16.5%)

Income Tax Expense	(217)	(728)	(511)	(70.2%)
Net Earnings Attributable to Non-Controlling Interests	(31)	(71)	40	56.3%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(61)	1,132	(1,193)	(105.4%)
Adjusted EBITDAR	$4,360	$5,141	$(781)	(15.2%)

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

A competitor is requesting to relocate their casino from a city about 50 miles southeast of Edmonton to south Edmonton, approximately 11 miles from our Century Mile property. Additional approvals are needed before the project begins and we anticipate construction could take approximately one year if the project is approved. An increase in competitors to the Edmonton market and near our Century Mile property could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Canada.

Results in US dollars were impacted by a (6.5%) decrease in the average exchange rate between the US dollar and Canadian dollar for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The tables below provide results for the Canada reportable segment.

	For the three months
	ended March 31,			%
Amounts in CAD, in millions	2025	2024	Change	Change
Net Operating Revenue
Canada	23.7	24.7	(1.0)	(4.0%)

Operating Costs and Expenses (1)
Canada	17.4	17.7	(0.3)	(1.7%)

	For the three months
	ended March 31,			%
Amounts in USD, in millions	2025	2024	Change	Change
Net Operating Revenue
Canada	$16.5	$18.3	$(1.8)	(9.9%)

Operating Costs and Expenses (1)
Canada	$12.2	$13.1	$(0.9)	(6.9%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended March 31, 2025 and 2024

The following discussion highlights results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Explanations below are provided based on CAD results.

Decreased net operating revenue was primarily due to decreased gaming revenue at all of our Canadian properties which were impacted by winter weather in January and February 2025. Operating costs and expenses decreased due primarily to decreased utility costs.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Poland
	For the three months
	ended March 31,			%
Amounts in thousands	2025	2024	Change	Change
Gaming Revenue	$19,988	$21,096	$(1,108)	(5.3%)
Food and Beverage Revenue	225	196	29	14.8%
Other Revenue	418	357	61	(17.1%)
Net Operating Revenue	20,631	21,649	(1,018)	(4.7%)
Gaming Expenses	(13,102)	(14,033)	(931)	(6.6%)
Food and Beverage Expenses	(993)	(871)	122	14.0%
General and Administrative Expenses	(6,275)	(6,229)	46	0.7%
Depreciation and Amortization	(370)	(538)	(168)	(31.2%)
Total Operating Costs and Expenses	(20,740)	(21,671)	(931)	(4.3%)
Loss from Operations	(109)	(22)	(87)	(395.5%)

Income Tax Expense	(89)	(151)	62	41.1%
Net Loss (Earnings) Attributable to Non-Controlling Interests	81	(2)	83	4150.0%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(165)	3	(168)	(5600.0%)
Adjusted EBITDAR	$546	$757	$(211)	(27.9%)

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires in a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. The license for the Hilton Hotel in Warsaw expires in June 2025. CPL has applied for a license in Warsaw but there can be no assurance that such license will be received.

The table below provides information about the closures due to licensing delays during the periods discussed in this Item 2.

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

Results in US dollars were impacted by a (0.3%) decrease in the average exchange rate between the US dollar and Polish zloty for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The tables below provide results for the Poland reportable segment.

	For the three months
	ended March 31,			%
Amounts in PLN, in millions	2025	2024	Change	Change
Net Operating Revenue
Poland	82.5	86.4	(3.9)	(4.5%)

Operating Costs and Expenses (1)
Poland	81.5	84.3	(2.8)	(3.3%)

	For the three months
	ended March 31,			%
Amounts in USD, in millions	2025	2024	Change	Change
Net Operating Revenue
Poland	$20.6	$21.6	$(1.0)	(4.7%)

Operating Costs and Expenses (1)
Poland	$20.4	$21.1	$(0.7)	(3.3%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended March 31, 2025 and 2024

The following discussion highlights results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to licensing-related closures at our LIM Center casino in Warsaw and the Krakow casino and slower gaming activity in the Warsaw market, offset by increased revenue at the casino in Wroclaw that opened in October 2024. Operating costs and expenses decreased due to decreased payroll and gaming-related expenses primarily related to the casino closures.

A reconciliation of net (loss) earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Corporate and Other
	For the three months
	ended March 31,			%
Amounts in thousands	2025	2024	Change	Change
Other Revenue	$—	$13	$(13)	(100.0%)
Net Operating Revenue	—	13	(13)	(100.0%)
General and Administrative Expenses	(3,439)	(4,145)	(706)	(17.0%)
Depreciation and Amortization	(19)	(56)	(37)	(66.1%)
Total Operating Costs and Expenses	(3,458)	(4,201)	(743)	(17.7%)
Loss from Operations	(3,458)	(4,188)	730	17.4%

Income Tax (Expense) Benefit	(175)	2,592	(2,767)	(106.8%)
Net Loss Attributable to Century Casinos, Inc. Shareholders	(12,837)	(11,897)	(940)	(7.9%)
Adjusted EBITDAR	$(3,149)	$(3,794)	$645	17.0%

Three Months Ended March 31, 2025 and 2024

The following discussion highlights results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Total operating costs and expenses, including general and administrative expenses, decreased due primarily to lower stock compensation expense and insurance costs.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) was as follows:

	For the three months
	ended March 31,			%
Amounts in thousands	2025	2024	$ Change	Change
Interest Income	$380	$686	$(306)	(44.6%)
Interest Expense	(26,037)	(25,815)	(222)	(0.9%)
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	119	1,162	(1,043)	(89.8%)
Non-Operating (Expense) Income	$(25,538)	$(23,967)	$(1,571)	(6.6%)

Interest income

Interest income is primarily related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the borrowings under our Goldman Credit Agreement, the UniCredit Term Loan, CPL’s credit facility, our financing obligation under the Master Lease with VICI PropCo, deferred financing costs and our finance lease agreements.

A breakdown of interest expense is below.

	For the three months
	ended March 31,
Amounts in thousands	2025	2024
Interest Expense - Credit Agreements	$8,792	$9,899
Interest Expense - VICI PropCo Financing Obligation	16,402	15,199
Interest Expense - Deferred Financing Costs	674	674
Interest Expense - Miscellaneous	169	43
Total Interest Expense	$26,037	$25,815

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income is related to infrastructure built during the development of CDR. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. There was no cost recovery income received by CDR for the three months ended March 31, 2025 and 2024. The decrease in gain on foreign currency transaction, cost recovery income and other is due to changes in foreign currency gains.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2025, we recognized income tax expense of $0.5 million on pre-tax loss of ($18.4) million, representing an effective income tax rate of (2.6%) compared to an income tax benefit of $4.0 million on pre-tax loss of ($15.7) million, representing an effective income tax rate of 25.4% for the same period in 2024. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the three months
	ended March 31,
Amounts in thousands	2025	2024
Net cash used in operating activities	$(4,624)	$(11,479)
Net cash used in investing activities	(7,356)	(19,528)
Net cash used in financing activities	(2,239)	(924)

	As of March 31,
Amounts in thousands	2025	2024
Cash, cash equivalents and restricted cash (1)	$84,986	$136,805
Working capital (2)	$36,450	$90,785

(1)Cash, cash equivalents and restricted cash as of March 31, 2025 and 2024 included $1.9 million and $19.9 million, respectively, of cash previously funded by VICI PropCo that had not been spent on our Caruthersville project as of such date.

(2)Working capital is defined as current assets minus current liabilities.

Operating Activities

Trends in our operating cash flows tend to follow trends in earnings from operations excluding non-cash charges, offset by cash rent, income tax payments and interest payments on our long-term debt. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 consisted of $0.7 million for a casino license in Poland, $0.7 million in slot machines and gaming related purchases for our US properties, $0.6 million for exterior renovations at our Cripple Creek property in Colorado, $0.9 million in exterior renovations at Mountaineer in West Virginia, $0.8 million for our casino project in Caruthersville, $2.0 million in elevator upgrades at the Nugget in Nevada, $0.3 million in racing related updates at Century Downs and $0.3 million in exterior renovations at St. Albert in Canada, and $1.2 million in other fixed asset additions at our properties, offset by less than $0.1 million in proceeds from the disposal of assets.

Net cash used in investing activities for the three months ended March 31, 2024 consisted of $1.2 million for casino licenses in Poland, $1.9 million in slot machines and gaming related purchases for our US properties, $0.4 million for various hotel renovations and $0.1 million in restaurant renovations at Mountaineer in West Virginia, $6.1 million for our hotel project in Cape Girardeau, $6.7 million for our casino project in Caruthersville, $0.1 million in various renovations at the Nugget in Nevada, $0.2 million in hotel renovations at our Colorado properties, $0.4 million in racing related updates at Century Downs in Canada and $2.5 million in other fixed asset additions at our properties, offset by less than $0.1 million in proceeds from the disposal of assets.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 consisted of $1.9 million in distributions to non-controlling interests and $0.3 million principal payments net of proceeds from borrowings.

Net cash used in financing activities for the three months ended March 31, 2024 consisted of $2.0 million in distributions to non-controlling interests and $0.2 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards, offset by $1.3 million in proceeds from borrowings net of principal payments, of which $5.9 million consisted of proceeds from borrowings from VICI PropCo for the Caruthersville project.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of March 31, 2025, our total debt under bank borrowings and other agreements, net of $10.8 million related to deferred financing costs, was $328.8 million, of which $321.7 million was long-term debt and $7.1 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement, the UniCredit Term Loan and CPL’s credit facility. Our Goldman Credit Agreement provides for a $350.0 million Term Loan, drawn in April 2022, and a $30.0 million Revolving Facility. No amounts are currently outstanding under the Revolving Facility. For a description of our debt agreements, see Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $254.9 million as of March 31, 2025 compared to $205.5 million as of March 31, 2024. The increase in net debt is primarily due to decreased cash. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures Definitions and Calculations – Net Debt” above.

The following table lists the amount of 2025 maturities of our debt as of March 31, 2025:

Amounts in thousands
Goldman Term Loan (1)	CPL Credit Facility	UniCredit Term Loan	Total
$2,625	$2,491	$1,083	$6,199

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity.

The following table lists the amount of remaining 2025 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$5,225	$308

As of March 31, 2025, estimated cash payments due under the Master Lease for the remainder of 2025 are $44.1 million, which includes a CPI increase. We have elected to defer the cash payments of $4.2 million in annual increased rent related to the Caruthersville project for 12 months and the deferred rent will be paid over a six month period beginning in December 2025. Estimated cash payments to the non-controlling partners under the lease between Smooth Bourbon and Nugget (the “Nugget Lease”) for the remainder of 2025 are $5.8 million.

The following table details cash payments under the Master Lease and 50% of the cash payments under the Nugget Lease for the three months ended March 31, 2025 and three months ended March 31, 2024.

	For the three months ended
	March 31,
Amounts in thousands	2025	2024
Master Lease	$14,327	$9,444
Nugget Lease (1)	1,913	1,263

(1)Represents payments with respect to the 50% interest in the Nugget Lease owned by Marnell through Smooth Bourbon. Smooth Bourbon is a 50% owned subsidiary of the Company that owns the real estate assets underlying the Nugget Casino Resort.

Rent expense related to the Master Lease is included in interest expense on our condensed consolidated statements of loss. The Nugget Lease is considered an intercompany lease, and income and expense related to the lease are eliminated in consolidation. The 50% interest in the Nugget Lease owned by Marnell through Smooth Bourbon is recorded as non-controlling interest on our condensed consolidated statements of loss.

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase our outstanding common stock. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2025. We did not repurchase any common stock during the three months ended March 31, 2025 but currently plan to do so. The repurchase program has no set expiration or termination date.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of March 31, 2025, we had $84.7 million in cash and cash equivalents compared to $98.8 million in cash and cash equivalents at December 31, 2024. Cash and cash equivalents decreased primarily due to net cash used in investing activities of $7.4 million as discussed in “Investing Activities” above and net cash used in operating and financing activities as discussed above. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of March 31, 2025, we had $30.0 million available on our Revolving Facility. See Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

We estimate that we have spent approximately one-third of our planned capital expenditures for 2025 in the first quarter. Remaining capital expenditures for 2025 are estimated to be approximately $12.0 million inclusive of approximately $1.8 million in growth capital expenditures and the remaining in maintenance capital expenditures, including elevator upgrades at the Nugget and various upgrades at our properties. We opened the new land-based casino and hotel at Century Casino Caruthersville on November 1, 2024. The project cost approximately $51.9 million and was funded with financing provided by VICI PropCo in conjunction with the Master Lease. We estimate approximately $1.9 million in remaining cash payments related to the Caruthersville project.

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

We estimate that approximately $41.7 million of our total $84.7 million in cash and cash equivalents at March 31, 2025 is held by our foreign subsidiaries, of which $21.0 million is held by our Canadian subsidiaries and $15.4 million is held by our Austrian subsidiary. The cash and cash equivalents held by our foreign subsidiaries are not available to fund US operations unless repatriated. We expect to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

Critical Accounting Estimates

As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 6 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2025. There were no repurchases of common stock during the three months ended March 31, 2025.

Item 5. Other Information

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2025.

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

Date: May 9, 2025