Form 10-Q
period 2025-06-30
CENTURY CASINOS INC /CO/
filed 2025-08-07
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,020,396 shares of common stock, $0.01 par value per share, were outstanding as of August 4, 2025.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$85,541	$98,769
Receivables, net	13,347	11,097
Prepaid expenses	15,749	19,597
Inventories	3,639	3,691
Other current assets	1,016	2,395
Total Current Assets	119,292	135,549

Property and equipment, net	916,120	922,146
Leased right-of-use assets, net	34,854	30,015
Goodwill	37,288	36,256
Intangible assets, net	82,140	84,916
Deferred income taxes	17,298	16,159
Deposits and other	1,459	1,271
Total Assets	$1,208,451	$1,226,312

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,432	$6,226
Current portion of operating lease liabilities	5,185	4,034
Current portion of finance lease liabilities	383	260
Accounts payable	12,794	20,974
Accrued liabilities	34,477	31,639
Accrued payroll	15,659	14,504
Taxes payable	9,300	8,407
Total Current Liabilities	84,230	86,044

Long-term debt, net of current portion and deferred financing costs (Note 4)	321,528	321,930
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 5)	712,929	700,970
Operating lease liabilities, net of current portion	33,224	29,148
Finance lease liabilities, net of current portion	641	494
Taxes payable and other	408	677
Deferred income taxes	5,292	5,045
Total Liabilities	1,158,252	1,144,308
Commitments and Contingencies (Note 6)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,253,869 and 30,682,603 shares issued and outstanding	303	307
Additional paid-in capital	123,454	123,922
Retained loss	(152,025)	(119,103)
Accumulated other comprehensive loss	(13,225)	(14,426)
Total Century Casinos, Inc. Shareholders' Equity (Deficit)	(41,493)	(9,300)
Non-controlling interests	91,692	91,304
Total Equity	50,199	82,004
Total Liabilities and Equity	$1,208,451	$1,226,312

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2025	2024	2025	2024
Operating revenue:
Gaming	$111,070	$106,888	$211,736	$212,305
Pari-mutuel, sports betting and iGaming	5,071	5,298	7,956	8,687
Hotel	14,061	12,768	23,768	22,070
Food and beverage	13,505	13,810	25,611	26,555
Other	7,111	7,671	12,190	12,834
Net operating revenue	150,818	146,435	281,261	282,451
Operating costs and expenses:
Gaming	58,851	56,639	113,115	112,544
Pari-mutuel, sports betting and iGaming	6,203	5,938	9,688	9,688
Hotel	5,078	4,894	9,478	9,308
Food and beverage	12,168	12,451	23,531	24,682
Other	3,396	2,584	4,704	4,058
General and administrative	35,704	37,219	71,794	75,144
Depreciation and amortization	12,843	12,449	25,236	24,480
Total operating costs and expenses	134,243	132,174	257,546	259,904
Earnings from operations	16,575	14,261	23,715	22,547
Non-operating (expense) income:
Interest income	273	673	653	1,359
Interest expense	(26,211)	(25,756)	(52,247)	(51,570)
Gain on foreign currency transactions, cost recovery income and other (Note 1)	1,040	1,428	1,159	2,590
Non-operating (expense) income, net	(24,898)	(23,655)	(50,435)	(47,621)
Loss before income taxes	(8,323)	(9,394)	(26,720)	(25,074)
Income tax expense	(1,250)	(29,619)	(1,732)	(25,633)
Net loss	(9,573)	(39,013)	(28,452)	(50,707)
Net earnings attributable to non-controlling interests	(2,736)	(2,600)	(4,470)	(4,450)
Net loss attributable to Century Casinos, Inc. shareholders	$(12,309)	$(41,613)	$(32,922)	$(55,157)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.40)	$(1.36)	$(1.08)	$(1.81)
Diluted	$(0.40)	$(1.36)	$(1.08)	$(1.81)
Weighted average shares outstanding - basic	30,565	30,683	30,624	30,551
Weighted average shares outstanding - diluted	30,565	30,683	30,624	30,551

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2025	2024	2025	2024
Net loss	$(9,573)	$(39,013)	$(28,452)	$(50,707)

Other comprehensive income (loss)
Foreign currency translation adjustments	705	(244)	1,792	(2,349)
Other comprehensive income (loss)	705	(244)	1,792	(2,349)
Comprehensive loss	$(8,868)	$(39,257)	$(26,660)	$(53,056)

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(2,736)	(2,600)	(4,470)	(4,450)
Foreign currency translation adjustments	(210)	42	(591)	82
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(11,814)	$(41,815)	$(31,721)	$(57,424)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for share information	2025	2024	2025	2024
Common Stock
Balance, beginning of period	$307	$307	$307	$304
Common stock repurchase	(4)	—	(4)	—
Performance stock unit issuance	—	—	—	3
Balance, end of period	303	307	303	307

Additional Paid-in Capital
Balance, beginning of period	$124,212	$124,359	$123,922	$124,094
Amortization of stock-based compensation	196	343	486	846
Common stock repurchase (including incremental costs)	(954)	—	(954)	—
Performance stock unit issuance	—	—	—	(238)
Balance, end of period	123,454	124,702	123,454	124,702

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(13,720)	$(14,138)	$(14,426)	$(12,073)
Foreign currency translation adjustment	495	(202)	1,201	(2,267)
Balance, end of period	(13,225)	(14,340)	(13,225)	(14,340)

Retained (Loss) Earnings
Balance, beginning of period	$(139,716)	$(4,477)	$(119,103)	$9,067
Net loss	(12,309)	(41,613)	(32,922)	(55,157)
Balance, end of period	(152,025)	(46,090)	(152,025)	(46,090)

Total Century Casinos, Inc. Shareholders' Equity (Deficit)	$(41,493)	$64,579	$(41,493)	$64,579

Non-controlling Interests
Balance, beginning of period	$91,489	$92,898	$91,304	$93,049
Net earnings	2,736	2,600	4,470	4,450
Foreign currency translation adjustment	210	(42)	591	(82)
Distributions to non-controlling interests	(2,743)	(3,022)	(4,673)	(4,983)
Balance, end of period	91,692	92,434	91,692	92,434

Total Equity	$50,199	$157,013	$50,199	$157,013

Common shares issued	—	—	—	322,672
Common shares repurchased and retired	(428,734)	—	(428,734)	—

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2025	2024
Cash Flows provided by (used in) Operating Activities:
Net loss	$(28,452)	$(50,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,236	24,480
Operating lease expense	3,730	2,934
Paid in kind interest on financing obligation	4,179	1,774
Loss on disposition of fixed assets	84	843
Amortization of stock-based compensation expense	486	846
Amortization of deferred financing costs and discount on notes receivable	1,381	1,348
Gain on debt repurchase	—	(146)
Deferred taxes	(892)	22,937
Changes in Operating Assets and Liabilities:
Receivables, net	(2,063)	1,214
Prepaid expenses and other assets	3,645	(4,181)
Accounts payable	(9,066)	(5,027)
Other current and long-term liabilities	4,805	9,152
Inventories	90	654
Accrued payroll	377	(993)
Taxes payable	3,118	(13,604)
Net cash provided by (used in) operating activities	6,658	(8,476)

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(12,498)	(34,340)
Notes receivable proceeds	160	—
Purchase of intangible assets - casino license	(677)	(1,759)
Proceeds from disposition of assets	33	47
Net cash used in investing activities	(12,982)	(36,052)

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	1,000	9,900
Principal payments	(3,245)	(5,063)
Distributions to non-controlling interests	(4,673)	(4,983)
Common shares repurchased and retired	(949)	—
Repurchase of shares to satisfy tax withholding	—	(235)
Net cash used in financing activities	(7,867)	(381)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$985	$(3,237)

Decrease in Cash, Cash Equivalents and Restricted Cash	$(13,206)	$(48,146)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$99,013	$171,590
Cash, Cash Equivalents and Restricted Cash at End of Period	$85,807	$123,444

Supplemental Disclosure of Cash Flow Information:
Interest paid	$47,344	$41,580
Income taxes paid	$1,539	$14,724
Income tax refunds	$1,086	$—
Non-Cash Investing Activities:
Purchase of property and equipment on account	$3,059	$4,550

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of June 30, 2025 are detailed below.

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

The Company’s Colorado, West Virginia and Nevada subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps. The Company has also partnered with a sports betting operator to offer sports wagering in Missouri which is expected to begin in the fourth quarter of 2025. During 2024, two of the Company’s sports betting partners in Colorado requested early termination of their agreements, and the Company agreed to cancel the agreements. The agreement with Circa Sports was cancelled in May 2024 and the agreement with Tipico Group Ltd. was cancelled in July 2024. As part of the termination agreement with Circa Sports, the Company received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. The breakage fee was recorded as other revenue on the Company’s condensed consolidated statements of loss for the three and six months ended June 30, 2024. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in our United States segment.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of June 30, 2025, CPL operated five casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 3 for additional information regarding CPL’s gaming licenses and casinos.

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

Other Projects and Developments

Sports Betting – Missouri

In May 2025, the Company announced that it has partnered with BetMGM, LLC (“BetMGM”) to operate an online and mobile sports betting application under the Company’s license in Missouri. The agreement includes a percentage of net gaming revenue payable to the Company, with a guaranteed minimum, as well as retail sportsbook options to be exercised at its discretion. Sports betting is expected to begin in Missouri in the fourth quarter of 2025.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current presentation in the condensed consolidated financial statements and the accompanying notes thereto.

Cash and Cash Equivalents and Restricted Cash – A reconciliation of cash and cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	June 30,	June 30,
Amounts in thousands	2025	2024
Cash and cash equivalents	$85,541	$123,200
Restricted cash included in deposits and other	266	244
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$85,807	$123,444

As of June 30, 2025, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of June 30, 2024, the Company had $0.1 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of June 30,	As of December 31,
Ending Rates	2025	2024
Canadian dollar (CAD)	1.3660	1.4349
Euros (EUR)	0.8529	0.9611
Polish zloty (PLN)	3.6156	4.1106

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2025	2024	% Change	2025	2024	% Change
Canadian dollar (CAD)	1.3843	1.3683	(1.2%)	1.4096	1.3579	(3.8%)
Euros (EUR)	0.8816	0.9290	5.1%	0.9166	0.9250	0.9%
Polish zloty (PLN)	3.7569	3.9965	6.0%	3.8787	3.9932	2.9%
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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The objective of ASU 2024-03 is to disaggregate the disclosure of expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2025-01 clarified that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-3 is permitted. The standard can be adopted prospectively or retrospectively. The Company is currently analyzing the additional disclosure requirements of ASU 2024-03 and the impact of adoption on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements or notes thereto.

Significant Accounting Policies

Stock Repurchases – The Company records retirements of repurchased common stock at cost and allocates the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in capital. The portion allocated to additional paid-in capital is calculated on a pro rata basis of the shares to be retired and the total shares issued and outstanding as of the date of retirement. When shares of common stock are retired, they are deducted from the number of shares issued. Excise tax payments related to the repurchase of common stock are reported as an operating activity on the Company’s condensed consolidated statement of cash flows.

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of June 30, 2025 included the United States, Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material. Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2025	$89,975	$6,932	$6,226	$103,133
Currency translation	—	180	852	1,032
Gross carrying value June 30, 2025	89,975	7,112	7,078	104,165

Accumulated impairment losses January 1, 2025	(63,502)	(3,375)	—	(66,877)
Accumulated impairment losses June 30, 2025	(63,502)	(3,375)	—	(66,877)

Net carrying value at January 1, 2025	$26,473	$3,557	$6,226	$36,256
Net carrying value at June 30, 2025	$26,473	$3,737	$7,078	$37,288

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach. Intangible assets at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2025	2024
Finite-lived
Casino licenses	$3,770	$3,055
Less: accumulated amortization	(848)	(844)
	2,922	2,211
Trademarks	16,718	16,718
Less: accumulated amortization	(4,340)	(3,508)
	12,378	13,210
Player's club lists	59,253	59,253
Less: accumulated amortization	(24,447)	(21,048)
	34,806	38,205
Total finite-lived intangible assets, net	50,106	53,626
Indefinite-lived
Casino licenses	30,239	29,698
Trademarks	1,795	1,592
Total indefinite-lived intangible assets	32,034	31,290
Total intangible assets, net	$82,140	$84,916

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

Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2025	Amortization	Balance at June 30, 2025
United States	$13,210	$(832)	$12,378

As of June 30, 2025, estimated amortization expense of the United States trademarks over the next five years and thereafter was as follows:

Amounts in thousands
2025	$833
2026	1,665
2027	1,665
2028	1,665
2029	1,645
Thereafter	4,905
$12,378

Trademark amortization expense was $0.4 million for each of the three months ended June 30, 2025 and 2024 and $0.8 million for each of the six months ended June 30, 2025 and 2024. The weighted-average amortization period of the United States trademarks is 6.8 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2025	Currency translation	Balance at June 30, 2025
Poland	$1,484	$203	$1,687
Corporate and Other	108	—	108
	$1,592	$203	$1,795

Casino Licenses: Finite-Lived

As of June 30, 2025, Casinos Poland had six casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2025	New Casino License	Amortization	Currency translation	Balance at June 30, 2025
Poland	$2,211	$677	$(294)	$328	$2,922

As of June 30, 2025, estimated amortization expense for the CPL casino licenses over the next five years and thereafter was as follows:

Amounts in thousands
2025	$314
2026	628
2027	628
2028	586
2029	543
Thereafter	223
$2,922

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. Casino license amortization expense was $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million for each of the six months ended June 30, 2025 and 2024. The weighted average period before the next license expiration is 4.6 years. In Poland, gaming licenses are not renewable. Before a gaming license expires in a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. Although the Company applies for the new license prior to the expiration of the current license, there is no guarantee a new license will be awarded prior to the expiration of the current license or at all. The Company was awarded a second license in the city of Wroclaw in March 2025. The Company expects to open the casino in the fourth quarter of 2025. The Company was notified in June 2025 that it had not received a new license for its Hilton Hotel casino in Warsaw.

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

Amounts in thousands	Balance at January 1, 2025	Currency translation	Balance at June 30, 2025
United States	$18,962	$—	$18,962
Canada	10,736	541	11,277
	$29,698	$541	$30,239

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

Amounts in thousands	Balance at January 1, 2025	Amortization	Balance at June 30, 2025
United States	$38,205	$(3,399)	$34,806

As of June 30, 2025, estimated amortization expense for the player’s club lists over the next five years and thereafter was as follows:

Amounts in thousands
2025	$3,399
2026	6,556
2027	3,888
2028	3,888
2029	3,888
Thereafter	13,187
$34,806

Player’s club amortization expense was $1.7 million for each of the three months ended June 30, 2025 and 2024 and $3.4 million for each of the six months ended June 30, 2025 and 2024. The weighted-average amortization period for the player’s club lists is 4.0 years.

4. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2025 and December 31, 2024 consisted of the following:

Amounts in thousands	June 30, 2025		December 31, 2024
Goldman term loan	$335,134	10.49%	$336,884	11.45%
Credit facility - CPL	2,150	7.39%	1,339	7.30%
UniCredit term loan	782	3.13%	1,387	3.02%
Total principal	$338,066	10.46%	$339,610	11.39%
Deferred financing costs	(10,106)		(11,454)
Total long-term debt	$327,960		$328,156
Less current portion	(6,432)		(6,226)
Long-term portion	$321,528		$321,930

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement provides for the $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of June 30, 2025, the outstanding balance of the Goldman Term Loan was $335.1 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Term Loan to fund the acquisition of the Nugget, for the repayment of approximately $166.2 million outstanding under a prior credit facility and for related fees and expenses.

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

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”), or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR

Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the six months ended June 30, 2024 and 2025, the weighted average interest rates under the Goldman Term Loan were 11.55% and 10.49%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of $0.1 million were recorded as interest expense in the condensed consolidated statements of loss for each of the three and six months ended June 30, 2025 and 2024.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. If the Company has aggregate outstanding revolving loans, swingline loans, and letters of credit greater than $10.5 million as of the last day of any fiscal quarter, it is required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. The Company had no outstanding revolving loans, swingline loans, or letters of credit and therefore, the Consolidated First Lien Net Leverage Ratio did not apply as of June 30, 2025.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million for each of the three months ended June 30, 2025 and 2024 and $1.3 million for each of the six months ended June 30, 2025 and 2024. These costs are included in interest expense in the condensed consolidated statements of loss for the three and six months ended June 30, 2025 and 2024.

Casinos Poland

As of June 30, 2025, CPL had a short-term line of credit with mBank S.A. (“mBank”) used to finance current operations. The short-term line of credit was amended in June 2025 to extend the line of credit borrowing capacity of PLN 15.0 million through June 25, 2026. The line of credit bears an interest rate of overnight WIBOR plus 2.00%. As of June 30, 2025, the credit facility had an outstanding balance of PLN 7.8 million ($2.2 million based on the exchange rate in effect on June 30, 2025) and PLN 7.2 million ($2.0 million based on the exchange rate in effect on June 30, 2025) was available for additional borrowing. The credit agreement is secured by a building owned by CPL in Warsaw. The credit facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the mBank credit agreement as of June 30, 2025. The violation of the covenant allows the lender to increase the interest rate by 0.50% until the covenants are met again but does not result in an acceleration of the loan.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.3 million based on the exchange rate in effect on June 30, 2025). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.5 million based on the exchange rate in effect on June 30, 2025) with mBank and will terminate in January 2031 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect on June 30, 2025) in deposits for this purpose as of June 30, 2025. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of June 30, 2025, CRM had a credit agreement with UniCredit Bank Austria AG (“UniCredit”) originally entered into in August 2018 as a $7.4 million line of credit for acquisitions and capital expenditures at the Company’s existing operations or new operations. The line of credit was converted to a EUR 6.0 million term loan in June 2021 (the “UniCredit Term Loan”). The UniCredit Term Loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of June 30, 2025, the amount outstanding was EUR 0.7 million ($0.8 million based on the exchange rate in effect on June 30, 2025) and the Company had no further borrowings available. The UniCredit Term Loan is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

As of June 30, 2025, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	CPL Credit Facility	UniCredit Term Loan	Total
2025	$1,750	$2,150	$782	$4,682
2026	3,500	—	—	3,500
2027	3,500	—	—	3,500
2028	3,500	—	—	3,500
2029	322,884	—	—	322,884
Total	$335,134	$2,150	$782	$338,066

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

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.7 million based on the exchange rate on June 30, 2025) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

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

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the Base Rent Escalator of 1.0125%. The estimated future payments shown below are not adjusted for increases based on the CPI. Remaining cash rent payments adjusted for CPI for the year ending December 31, 2025 are estimated to be $30.0 million.

Amounts in thousands
2025 (1)	$28,540
2026 (1)	63,424
2027	60,673
2028	61,431
2029	62,199
Thereafter	2,162,709
Total payments	2,438,976
Residual value	20,964
Less imputed interest	(1,747,011)
Total	$712,929

(1)Included in 2025 and 2026 is the $4.2 million in additional annual rent related to the Caruthersville project that has been deferred for 12 months and will be paid over a six month period beginning in December 2025.

Total payments and interest expense related to the Master Lease for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2025	2024	2025	2024
Payments made per Master Lease	$13,671	$14,635	$27,266	$23,706
CPI increase	733	560	1,465	933
Total payments made including CPI increase	14,404	15,195	28,731	24,639

Cash paid for principal (1)	$—	$—	$—	$—
Cash paid for interest	14,404	15,195	28,731	24,639

Interest expense	$16,494	$15,175	$32,896	$30,374

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

Termination Costs (Poland) – The Company was notified in the fourth quarter of 2024 that it was not awarded a new license to operate a casino in Krakow, Poland. Agreements with the employees at the Krakow casino provide for payment of salaries for a negotiated termination period and severance pay. The final payments related to the Krakow casino were made in June 2025 and the estimate was adjusted based on these final payments.

The Company was notified in June 2025 that it was not awarded a new license to operate a casino at the Hilton Hotel in Warsaw, Poland. Agreements with the employees at the Hilton Hotel casino in Warsaw provide for severance pay and the estimated severance expense was included in the accrued severance liability as of June 30, 2025. Payments to the Hilton Hotel casino employees are expected to be made by the end of 2025.

A reconciliation of the liability as of June 30, 2025 is presented below.

Amounts in thousands
Balance as of January 1, 2025	$766
Termination costs (1)	357
Payments	(741)
Estimate adjustments	(152)
Currency translation	65
Balance as of June 30, 2025	$295

(1)Termination costs are included in general and administrative expenses in the Poland reportable segment for the three and six months ended June 30, 2025.

7.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the six months ended June 30, 2025, the Company recognized income tax expense of $1.7 million on pre-tax loss of ($26.7) million, representing an effective income tax rate of (6.5%) compared to income tax expense of $25.6 million on pre-tax loss of ($25.1) million, representing an effective income tax rate of (102.2%) for the same period in 2024.

For the six months ended June 30, 2025, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the six months ended June 30, 2025.

A number of items caused the effective income tax rate for the six months ended June 30, 2025 to differ from the US federal statutory income tax rate of 21%, including certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. Further, the Company expects to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd. Additionally, the Company maintains a full valuation allowance on certain net deferred tax assets in the United States, which was initially recorded in the second quarter of 2024.

8.EQUITY

Earnings (Loss) per Share

The calculation of basic loss per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2025	2024	2025	2024
Weighted average common shares, basic	30,565	30,683	30,624	30,551
Dilutive effect of stock options	—	—	—	—
Weighted average common shares, diluted	30,565	30,683	30,624	30,551

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2025	2024	2025	2024
Stock options	437	121	256	336

Common Stock Repurchase Program

Since March 2000, the Company has had a discretionary program to repurchase its outstanding common stock. On May 14, 2025, the Company announced a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to $3.0 million of shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the share repurchase program previously authorized by the Company’s Board of Directors. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

The Plan allowed the Company to repurchase shares up to the Repurchase Limit through July 31, 2025. Repurchases of common stock under the Plan are being administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan. During the three and six months ended June 30, 2025, the Company repurchased and retired 428,734 shares of the Company’s common stock for $0.9 million on the open market under the Plan. The total amount remaining under the Plan was $2.1 million as of June 30, 2025. The Plan expired by its terms on July 31, 2025. See Part II, Item 2 of this report for additional details.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and six months ended June 30, 2025 and 2024.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2025.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents.

10.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2025	2024	2025	2024
Revenue from contracts with customers	$150,818	$146,435	$281,261	$282,451
Cost recovery income	991	1,066	991	1,066
Total revenue	$151,809	$147,501	$282,252	$283,517

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, iGaming, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, iGaming, hotel, food and beverage, and other.

Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the three months ended June 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$74,511	$12,415	$24,144	$—	$111,070
Pari-mutuel, sports betting and iGaming	2,484	2,587	—	—	5,071
Hotel	13,885	176	—	—	14,061
Food and beverage	10,047	3,215	243	—	13,505
Other	5,177	1,612	322	—	7,111
Net operating revenue	$106,104	$20,005	$24,709	$—	$150,818

	For the three months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$74,768	$12,506	$19,614	$—	$106,888
Pari-mutuel, sports betting and iGaming	2,775	2,523	—	—	5,298
Hotel	12,618	150	—	—	12,768
Food and beverage	10,510	3,084	216	—	13,810
Other	5,844	1,564	263	—	7,671
Net operating revenue	$106,515	$19,827	$20,093	$—	$146,435

	For the six months ended June 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$144,411	$23,194	$44,131	$—	$211,736
Pari-mutuel, sports betting and iGaming	3,470	4,486	—	—	7,956
Hotel	23,465	303	—	—	23,768
Food and beverage	19,441	5,702	468	—	25,611
Other	8,614	2,836	740	—	12,190
Net operating revenue	$199,401	$36,521	$45,339	$—	$281,261

	For the six months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$147,072	$24,523	$40,710	$—	$212,305
Pari-mutuel, sports betting and iGaming	4,070	4,617	—	—	8,687
Hotel	21,795	275	—	—	22,070
Food and beverage	20,331	5,812	412	—	26,555
Other	9,275	2,926	620	13	12,834
Net operating revenue	$202,543	$38,153	$41,742	$13	$282,451

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $3.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively, and $2.4 million and $2.7 million for the three and six months ended June 30, 2024, respectively. This revenue consists primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States.

Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months ended		For the three months ended
	June 30, 2025		June 30, 2024
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$493	$4,808	$1,109	$6,064
Closing	502	5,199	853	7,121
Increase (Decrease)	$9	$391	$(256)	$1,057

	For the six months ended		For the six months ended
	June 30, 2025		June 30, 2024
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$553	$3,644	$1,640	$4,714
Closing	502	5,199	853	7,121
(Decrease) Increase	$(51)	$1,555	$(787)	$2,407

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

11.LEASES

The Company determines if an arrangement is a lease at inception. The right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate in each of the jurisdictions in which its subsidiaries operate to calculate the present value of lease payments. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise those options. Operating lease expense is recorded on a straight-line basis over the lease term. The Company accounts for lease agreements with lease and non-lease components as a single lease component for all asset classes. The Company does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less. The Company’s operating and finance leases include land, casino space, corporate offices, and gaming and other equipment. The leases have remaining lease terms of one month to 47 years.

The components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2025	2024	2025	2024
Operating lease expense	$1,871	$1,595	$3,730	$2,934

Finance lease expense:
Amortization of right-of-use assets	$70	$40	$122	$79
Interest on lease liabilities	18	14	34	28
Total finance lease expense	$88	$54	$156	$107

Short-term lease expense	$33	$32	$65	$63

Variable lease expense	$363	$263	$725	$537

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,
Amounts in thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$34	$28
Operating cash flows from operating leases	3,495	2,624
Financing cash flows from finance leases	170	124

Right-of-use assets obtained in exchange for operating lease liabilities	$3,732	$7,830
Right-of-use assets obtained in exchange for finance lease liabilities	$403	$—

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	June 30, 2025	December 31, 2024
Operating leases
Leased right-of-use assets, net	$34,854	$30,015

Current portion of operating lease liabilities	5,185	4,034
Operating lease liabilities, net of current portion	33,224	29,148
Total operating lease liabilities	38,409	33,182

Finance leases
Finance lease right-of-use assets, gross	1,661	1,198
Accumulated depreciation	(391)	(256)
Property and equipment, net	1,270	942

Current portion of finance lease liabilities	383	260
Finance lease liabilities, net of current portion	641	494
Total finance lease liabilities	1,024	754

Weighted-average remaining lease term
Operating leases	11.4 years	12.5 years
Finance leases	2.9 years	3.3 years

Weighted-average discount rate
Operating leases	8.4%	8.6%
Finance leases	7.1%	7.7%

Maturities of lease liabilities as of June 30, 2025 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2025	$3,693	$227
2026	7,011	378
2027	6,945	307
2028	6,807	181
2029	6,347	47
Thereafter	34,548	—
Total lease payments	65,351	1,140
Less imputed interest	(26,942)	(116)
Total	$38,409	$1,024

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended June 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$106,104	$20,005	$24,709	$—	$150,818

Less:
Payroll expense	25,670	6,097	6,810	1,243	39,820
Operating expenses	20,534	6,446	3,658	1,692	32,330
Gaming tax expense	27,135	—	12,054	—	39,189
Other segment items (1)	7,072	1,855	986	3	9,916
Pre-opening and termination expenses	—	—	(741)	—	(741)
Adjusted EBITDAR	$25,693	$5,607	$1,942	$(2,938)	$30,304

Earnings (loss) before income taxes	$1,576	$2,119	$610	$(12,628)	$(8,323)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(487)	$599	$245	$(12,666)	$(12,309)
Interest expense (income), net (2)	13,082	3,338	49	9,469	25,938
Income tax expense	223	748	241	38	1,250
Depreciation and amortization	11,010	1,074	741	18	12,843
Net earnings attributable to non-controlling interests	1,840	772	124	—	2,736
Non-cash stock-based compensation	—	—	—	195	195
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	—	(922)	(210)	8	(1,124)
Loss (gain) on disposition of fixed assets	25	(2)	11	—	34
Pre-opening and termination expenses	—	—	741	—	741
Adjusted EBITDAR	$25,693	$5,607	$1,942	$(2,938)	$30,304

Segment assets (4)	$28,941	$23,335	$5,398	$27,867	$85,541
Long-lived assets (5)	893,661	132,151	43,306	2,743	1,071,861
Total assets	940,744	178,700	51,241	37,766	1,208,451
Capital expenditures	4,653	973	173	10	5,809

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Includes $1.0 million related to cost recovery income for CDR in the Canada segment.

(4)Segment assets are cash and cash equivalents.

(5)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

	For the three months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$106,515	$19,827	$20,093	$—	$146,435

Less:
Payroll expense	26,408	5,993	6,318	1,277	39,996
Operating expenses	20,279	6,516	2,686	2,210	31,691
Gaming tax expense	27,196	—	9,911	—	37,107
Other segment items (1)	7,595	1,867	728	3	10,193
Adjusted EBITDAR	$25,037	$5,451	$450	$(3,490)	$27,448

Earnings (loss) before income taxes	$2,408	$2,308	$28	$(14,138)	$(9,394)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(27,593)	$1,009	$(40)	$(14,989)	$(41,613)
Interest expense (income), net (2)	11,694	3,152	(20)	10,257	25,083
Income tax expense	28,225	456	87	851	29,619
Depreciation and amortization	10,803	1,088	515	43	12,449
Net earnings (loss) attributable to non-controlling interests	1,776	843	(19)	—	2,600
Non-cash stock-based compensation	—	—	—	343	343
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	—	(1,098)	(189)	5	(1,282)
Loss on disposition of fixed assets	132	1	116	—	249
Adjusted EBITDAR	$25,037	$5,451	$450	$(3,490)	$27,448

Segment assets (4)	$37,666	$27,792	$8,479	$49,263	$123,200
Long-lived assets (5)	953,716	131,713	34,707	3,074	1,123,210
Total assets	1,012,181	182,660	45,723	61,130	1,301,694
Capital expenditures	14,413	594	912	21	15,940

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Includes $1.1 million related to cost recovery income for CDR in the Canada segment.

(4)Segment assets are cash and cash equivalents.

(5)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

	For the six months ended June 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$199,401	$36,521	$45,339	$—	$281,261

Less:
Payroll expense	51,548	11,557	12,887	2,618	78,610
Operating expenses	39,102	11,588	7,052	3,467	61,209
Gaming tax expense	52,372	—	22,068	—	74,440
Other segment items (1)	12,287	3,409	1,866	3	17,565
Pre-opening and termination expenses	—	—	(1,022)	—	(1,022)
Adjusted EBITDAR	$44,092	$9,967	$2,488	$(6,088)	$50,459

(Loss) earnings before income taxes	$(4,184)	$2,302	$454	$(25,292)	$(26,720)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(8,030)	$533	$81	$(25,506)	$(32,922)
Interest expense (income), net (2)	26,189	6,546	91	18,768	51,594
Income tax expense	223	964	331	214	1,732
Depreciation and amortization	22,016	2,073	1,111	36	25,236
Net earnings attributable to non-controlling interests	3,623	805	42	—	4,470
Non-cash stock-based compensation	—	—	—	486	486
Gain on foreign currency transactions, cost recovery income and other (3)	—	(952)	(205)	(86)	(1,243)
Loss (gain) on disposition of fixed assets	71	(2)	15	—	84
Pre-opening and termination expenses	—	—	1,022	—	1,022
Adjusted EBITDAR	$44,092	$9,967	$2,488	$(6,088)	$50,459

Segment assets (4)	$28,941	$23,335	$5,398	$27,867	$85,541
Long-lived assets (5)	893,661	132,151	43,306	2,743	1,071,861
Total assets	940,744	178,700	51,241	37,766	1,208,451
Capital expenditures	10,505	1,741	233	19	12,498

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Includes $1.0 million related to cost recovery income for CDR in the Canada segment.

(4)Segment assets are cash and cash equivalents.

(5)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

	For the six months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$202,543	$38,153	$41,742	$13	$282,451

Less:
Payroll expense	53,539	11,617	12,667	2,761	80,584
Operating expenses	38,724	12,373	5,748	4,514	61,359
Gaming tax expense	52,821	—	20,511	—	73,332
Other segment items (1)	13,284	3,564	1,608	4	18,460
Acquisition costs	—	—	—	19	19
Adjusted EBITDAR	$44,175	$10,599	$1,208	$(7,285)	$48,697

(Loss) earnings before income taxes	$(879)	$4,244	$186	$(28,625)	$(25,074)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(29,137)	$2,146	$(35)	$(28,131)	$(55,157)
Interest expense (income), net (2)	23,440	6,061	(55)	20,765	50,211
Income tax expense (benefit)	24,705	1,184	238	(494)	25,633
Depreciation and amortization	21,093	2,237	1,053	97	24,480
Net earnings (loss) attributable to non-controlling interests	3,553	914	(17)	—	4,450
Non-cash stock-based compensation	—	—	—	846	846
Gain on foreign currency transactions, cost recovery income and other (3)	—	(1,907)	(333)	(350)	(2,590)
Loss (gain) on disposition of fixed assets	521	(36)	357	1	843
Acquisition costs	—	—	—	(19)	(19)
Adjusted EBITDAR	$44,175	$10,599	$1,208	$(7,285)	$48,697

Segment assets (4)	$37,666	$27,792	$8,479	$49,263	$123,200
Long-lived assets (5)	953,716	131,713	34,707	3,074	1,123,210
Total assets	1,012,181	182,660	45,723	61,130	1,301,694
Capital expenditures	31,587	1,425	1,276	52	34,340

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Includes $1.1 million related to cost recovery income for CDR in the Canada segment.

(4)Segment assets are cash and cash equivalents.

(5)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

13.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into an agreement with Marnell, which owns 50% of Smooth Bourbon along with the Company, for general contracting and consulting services. There were no assets or liabilities related to Marnell on the Company’s condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. The Company paid Marnell $1.9 million for each of the three months ended June 30, 2025 and 2024 and $3.8 million for each of the six months ended June 30, 2025 and 2024. The payments were recorded as distributions to noncontrolling interests and include rent related to the 50% interest in the lease between Smooth Bourbon and the Nugget owned by Marnell as well as 50% of the operating costs of Smooth Bourbon.

14.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its condensed consolidated financial statements and related notes.

One Big Beautiful Bill Act (“OBBBA”)

The OBBBA was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position.

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

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of June 30, 2025, CPL had casino licenses for six casinos and operated five casinos throughout Poland. We closed the Hilton Hotel casino in Warsaw in June 2025 after we were notified that we had not received a new license for the casino. The following table summarizes information about CPL’s casinos as of June 30, 2025.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Warsaw Presidential Hotel	September 2028	70	34
Bielsko-Biala (1)	Hotel President	February 2030	54	5
Katowice (1)	Metropol Hotel Katowice	February 2030	54	13
Wroclaw (2)	Polonia Hotel	December 2029	70	13
Lodz	Manufaktura Entertainment Complex	June 2030	70	9
Wroclaw (3)	Korona Hotel	March 2031	—	—

(1)We closed the casinos in Katowice and Bielsko-Biala in October 2023 due to the expiration of the gaming licenses. We were awarded both licenses in February 2024. The Bielsko-Biala casino reopened in February 2024, and the Katowice casino reopened in March 2024 with a reduced gaming floor. We received regulatory approval to reopen the full gaming floor at the Katowice casino in May 2025.

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

Other Projects and Developments

Sports Betting – Missouri

In May 2025, we announced that we have partnered with BetMGM to operate an online and mobile sports betting application under our license in Missouri. The agreement includes a percentage of net gaming revenue payable to us, with a guaranteed minimum, as well as retail sportsbook options to be exercised at our discretion. Sports betting is expected to begin in Missouri in the fourth quarter of 2025.

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

Strategic Review Process

Our Board of Directors (the “Board”) has initiated a comprehensive strategic review of our operations, capital structure and strategic growth options. The review will explore a range of potential strategic alternatives for our assets and businesses aimed at enhancing shareholder value and supporting long-term growth. These alternatives may include opportunities to unlock value within our existing property portfolio, optimize our capital structure, evaluate potential mergers, strategic partnerships, or the sale of the Company, and to analyze potential divestments of assets or other asset-level transactions. The Board has not set a timetable for the conclusion of this review. At this stage, no commitments or decisions have been made and there can be no assurance that the review will result in any transaction or particular change to our business. We do not intend to make further public comments on the process unless and until we determine that further disclosure is appropriate or necessary.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2025	2024	% Change	2025	2024	% Change
Canadian dollar (CAD)	1.3843	1.3683	(1.2%)	1.4096	1.3579	(3.8%)
Euros (EUR)	0.8816	0.9290	5.1%	0.9166	0.9250	0.9%
Polish zloty (PLN)	3.7569	3.9965	6.0%	3.8787	3.9932	2.9%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Gaming revenue	$111,070	$106,888	$4,182	3.9%	$211,736	$212,305	$(569)	(0.3%)
Pari-mutuel, sports betting and iGaming revenue	5,071	5,298	(227)	(4.3%)	7,956	8,687	(731)	(8.4%)
Hotel revenue	14,061	12,768	1,293	10.1%	23,768	22,070	1,698	7.7%
Food and beverage revenue	13,505	13,810	(305)	(2.2%)	25,611	26,555	(944)	(3.6%)
Other revenue	7,111	7,671	(560)	(7.3%)	12,190	12,834	(644)	(5.0%)
Net operating revenue	150,818	146,435	4,383	3.0%	281,261	282,451	(1,190)	(0.4%)
Gaming expenses	(58,851)	(56,639)	2,212	3.9%	(113,115)	(112,544)	571	0.5%
Pari-mutuel, sports betting and iGaming expenses	(6,203)	(5,938)	265	4.5%	(9,688)	(9,688)	—	—
Hotel expenses	(5,078)	(4,894)	184	3.8%	(9,478)	(9,308)	170	1.8%
Food and beverage expenses	(12,168)	(12,451)	(283)	(2.3%)	(23,531)	(24,682)	(1,151)	(4.7%)
Other expenses	(3,396)	(2,584)	812	31.4%	(4,704)	(4,058)	646	15.9%
General and administrative expenses	(35,704)	(37,219)	(1,515)	(4.1%)	(71,794)	(75,144)	(3,350)	(4.5%)
Depreciation and amortization	(12,843)	(12,449)	394	3.2%	(25,236)	(24,480)	756	3.1%
Total operating costs and expenses	(134,243)	(132,174)	2,069	1.6%	(257,546)	(259,904)	(2,358)	(0.9%)
Earnings from operations	16,575	14,261	2,314	16.2%	23,715	22,547	1,168	5.2%

Income tax expense	(1,250)	(29,619)	(28,369)	(95.8%)	(1,732)	(25,633)	(23,901)	(93.2%)
Net earnings attributable to non-controlling interests	(2,736)	(2,600)	(136)	(5.2%)	(4,470)	(4,450)	(20)	(0.4%)
Net loss attributable to Century Casinos, Inc. shareholders	(12,309)	(41,613)	29,304	70.4%	(32,922)	(55,157)	22,235	40.3%
Adjusted EBITDAR (1)	$30,304	$27,448	$2,856	10.4%	$50,459	$48,697	$1,762	3.6%

Net loss per share attributable to Century Casinos, Inc. shareholders
Basic	$(0.40)	$(1.36)	$0.96	70.6%	$(1.08)	$(1.81)	$0.73	40.3%
Diluted	$(0.40)	$(1.36)	$0.96	70.6%	$(1.08)	$(1.81)	$0.73	40.3%

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

Sports Betting (Colorado) – In 2024, we mutually agreed to cancel two of our sports betting agreements in Colorado. The Circa Sports agreement was terminated in May 2024 and the Tipico agreement was terminated in July 2024. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in our United States segment. As part of the Circa Sports termination agreement, we received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. The breakage fee was recorded as other revenue on our condensed consolidated statements of loss for the three and six months ended June 30, 2024.

Weather – Increased inclement weather impacted revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 for all of our North American properties.

Summary of Changes by Reportable Segment

Net operating revenue increased by $4.4 million, or 3.0%, and decreased by ($1.2) million, or (0.4%), for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024:

•United States decreased by ($0.4) million, or (0.4%), and by ($3.1) million, or (1.6%).

•Canada increased by $0.2 million, or 0.9%, and decreased by ($1.6) million, or (4.3%).

•Poland increased by $4.6 million, or 23.0%, and by $3.6 million, or 8.6%.

•Corporate and Other remained constant.

Operating costs and expenses increased by $2.1 million, or 1.6%, and decreased by ($2.4) million, or (0.9%), for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Following is a breakout of operating costs and expenses by segment for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024:

•United States decreased by ($1.0) million, or (1.1%), and by ($2.7) million, or (1.5%).

•Canada remained constant and decreased by ($1.1) million, or (3.8%).

•Poland increased by $4.0 million, or 19.6%, and by $3.0 million, or 7.2%.

•Corporate and Other decreased by ($0.9) million, or (21.7%), and by ($1.6) million, or (19.6%).

Earnings from operations increased by $2.3 million, or 16.2%, and by $1.2 million, or 5.2%, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024:

•United States increased by $0.6 million, or 4.4%, and decreased by ($0.5) million, or (2.1%).

•Canada increased by $0.2 million, or 3.9%, and decreased by ($0.5) million, or (6.0%).

•Poland increased by $0.6 million, or 356.4%, and by $0.6 million, or 275.7%.

•Corporate and Other loss from operations decreased by $0.9 million, or 21.7%, and by $1.6 million, or 19.5%.

Net loss attributable to Century Casinos, Inc. shareholders decreased by ($29.3) million, or (70.4%), and by ($22.2) million, or (40.3%), for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Items deducted from or added to earnings from operations to arrive at net loss attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. Interest expense primarily from the Master Lease negatively impacts net loss attributable to Century Casinos, Inc. shareholders. Income tax expense decreased significantly for the three months and six months ended June 30, 2025 compared to the three months and six months ended June 30, 2024 due to the valuation allowance noted above. For a discussion of these items, see “Non-Operating (Expense) Income” and “Taxes” below in this Item 2 and Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

The reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended June 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(487)	$599	$245	$(12,666)	$(12,309)
Interest expense (income), net (1)	13,082	3,338	49	9,469	25,938
Income tax expense	223	748	241	38	1,250
Depreciation and amortization	11,010	1,074	741	18	12,843
Net earnings attributable to non-controlling interests	1,840	772	124	—	2,736
Non-cash stock-based compensation	—	—	—	195	195
(Gain) loss on foreign currency transactions, cost recovery income and other (2)	—	(922)	(210)	8	(1,124)
Loss (gain) on disposition of fixed assets	25	(2)	11	—	34
Pre-opening and termination expenses	—	—	741	—	741
Adjusted EBITDAR	$25,693	$5,607	$1,942	$(2,938)	$30,304

(1)See “Non-Operating (Expense) Income – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.0 million related to cost recovery income for CDR in the Canada segment.

	For the three months ended June 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(27,593)	$1,009	$(40)	$(14,989)	$(41,613)
Interest expense (income), net (1)	11,694	3,152	(20)	10,257	25,083
Income tax expense	28,225	456	87	851	29,619
Depreciation and amortization	10,803	1,088	515	43	12,449
Net earnings (loss) attributable to non-controlling interests	1,776	843	(19)	—	2,600
Non-cash stock-based compensation	—	—	—	343	343
(Gain) loss on foreign currency transactions and cost recovery income (2)	—	(1,098)	(189)	5	(1,282)
Loss on disposition of fixed assets	132	1	116	—	249
Adjusted EBITDAR	$25,037	$5,451	$450	$(3,490)	$27,448

(1)See “Non-Operating (Expense) Income – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.1 million related to cost recovery income for CDR in the Canada segment.

	For the six months ended June 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(8,030)	$533	$81	$(25,506)	$(32,922)
Interest expense (income), net (1)	26,189	6,546	91	18,768	51,594
Income tax expense	223	964	331	214	1,732
Depreciation and amortization	22,016	2,073	1,111	36	25,236
Net earnings attributable to non-controlling interests	3,623	805	42	—	4,470
Non-cash stock-based compensation	—	—	—	486	486
Gain on foreign currency transactions, cost recovery income and other (2)	—	(952)	(205)	(86)	(1,243)
Loss (gain) on disposition of fixed assets	71	(2)	15	—	84
Pre-opening and termination expenses	—	—	1,022	—	1,022
Adjusted EBITDAR	$44,092	$9,967	$2,488	$(6,088)	$50,459

(1)See “Non-Operating (Expense) Income – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.0 million related to cost recovery income for CDR in the Canada segment.

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

(1)See “Non-Operating (Expense) Income – Interest income” and “– Interest expense” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.1 million related to cost recovery income for CDR in the Canada segment.

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

Amounts in thousands	June 30, 2025	June 30, 2024
Total long-term debt, including current portion	$327,960	$328,847
Deferred financing costs	10,106	12,801
Total principal	$338,066	$341,648
Less: Cash and cash equivalents	$85,541	$123,200
Net Debt	$252,525	$218,448

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Gaming revenue	$74,511	$74,768	$(257)	(0.3%)	$144,411	$147,072	$(2,661)	(1.8%)
Pari-mutuel, sports betting and iGaming revenue	2,484	2,775	(291)	(10.5%)	3,470	4,070	(600)	(14.7%)
Hotel revenue	13,885	12,618	1,267	10.0%	23,465	21,795	1,670	7.7%
Food and beverage revenue	10,047	10,510	(463)	(4.4%)	19,441	20,331	(890)	(4.4%)
Other revenue	5,177	5,844	(667)	(11.4%)	8,614	9,275	(661)	(7.1%)
Net operating revenue	106,104	106,515	(411)	(0.4%)	199,401	202,543	(3,142)	(1.6%)
Gaming expenses	(40,791)	(41,301)	(510)	(1.2%)	(79,693)	(80,775)	(1,082)	(1.3%)
Pari-mutuel, sports betting and iGaming expenses	(1,947)	(1,797)	150	8.3%	(2,401)	(2,280)	121	5.3%
Hotel expenses	(5,007)	(4,821)	186	3.9%	(9,343)	(9,170)	173	1.9%
Food and beverage expenses	(8,324)	(8,810)	(486)	(5.5%)	(16,324)	(17,636)	(1,312)	(7.4%)
Other expenses	(3,363)	(2,548)	815	32.0%	(4,642)	(3,996)	646	16.2%
General and administrative expenses	(20,933)	(22,333)	(1,400)	(6.3%)	(42,906)	(45,032)	(2,126)	(4.7%)
Depreciation and amortization	(11,010)	(10,803)	207	1.9%	(22,016)	(21,093)	923	4.4%
Total operating costs and expenses	(91,375)	(92,413)	(1,038)	(1.1%)	(177,325)	(179,982)	(2,657)	(1.5%)
Earnings from operations	14,729	14,102	627	4.4%	22,076	22,561	(485)	(2.1%)

Income tax expense	(223)	(28,225)	(28,002)	(99.2%)	(223)	(24,705)	(24,482)	(99.1%)
Net earnings attributable to non-controlling interests	(1,840)	(1,776)	(64)	(3.6%)	(3,623)	(3,553)	(70)	(2.0%)
Net loss attributable to Century Casinos, Inc. shareholders	(487)	(27,593)	27,106	98.2%	(8,030)	(29,137)	21,107	72.4%
Adjusted EBITDAR	$25,693	$25,037	$656	2.6%	$44,092	$44,175	$(83)	(0.2%)

We opened the new land-based casino and hotel in Caruthersville on November 1, 2024. The casino has 569 slot machines and nine live table games, which is almost a 50% increase in gaming positions compared with the prior temporary location. The number of hotel rooms doubled to 74.

We opened The Riverview in Cape Girardeau in April 2024. The Riverview is a 69 room, six-story building with 68,000 square feet that is adjacent to and connected with Century Casino Cape Girardeau.

We partner with sports betting operators that conduct sports wagering at our Colorado, West Virginia and Nevada locations. Each agreement with the sports betting operators provides for a share of net gaming revenue, and the Colorado agreement also provides for a minimum revenue guarantee each year. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue. Sports betting in Missouri was approved by voters in November 2024, and we have partnered with BetMGM to conduct online sports betting at our Missouri casinos with an option for a retail sportsbook. Sports betting is expected to begin in Missouri in the fourth quarter of 2025.

As stated above, two of our sports betting agreements in Colorado were terminated in May 2024 and July 2024. Revenue from these agreements was $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, in our United States segment. As part of the Circa Sports termination agreement, we received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. The breakage fee was recorded as other revenue on our condensed consolidated statements of loss for the three and six months ended June 30, 2024. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in our United States segment.

The Cripple Creek and Central City casinos in Colorado stopped offering table games in January 2025. Through June 2025, the removal of table games has not impacted earnings from operations at our Colorado casinos as the expense savings have offset the decrease in revenue. Table games revenue in Colorado was $0.5 million and $0.9 million for the three months and six months ended June 30, 2024, respectively.

The table below provides results by operating segment within the United States reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net operating revenue
East	$44.6	$45.1	$(0.5)	(1.1%)	$81.7	$83.6	$(1.9)	(2.3%)
Midwest	41.3	40.6	0.7	1.7%	81.2	79.8	1.4	1.8%
West	20.2	20.8	(0.6)	(2.9%)	36.6	39.2	(2.6)	(6.6%)
Total United States	106.1	106.5	(0.4)	(0.4%)	199.5	202.6	(3.1)	(1.6%)

Operating costs and expenses (1)
East	$36.7	$37.6	$(0.9)	(2.4%)	$69.5	$71.6	$(2.1)	(2.9%)
Midwest	25.9	26.1	(0.2)	(0.8%)	52.3	51.0	1.3	2.5%
West	17.8	17.9	(0.1)	(0.6%)	33.5	36.3	(2.8)	(7.7%)
Total United States	80.4	81.6	(1.2)	(1.5%)	155.3	158.9	(3.6)	(2.3%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended June 30, 2025 and 2024

The following discussion highlights results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

East – Decreased net operating revenue was primarily due to decreased gaming revenue offset by increased hotel revenue, due to changes in room rates, at both properties. Decreased operating costs and expenses is due to decreased gaming-related, maintenance and insurance expenses.

Midwest – In Missouri, net operating revenue increased by approximately $3.0 million primarily due to increased gaming revenue at our new casino in Caruthersville and increased hotel and food and beverage revenue at both properties due to the opening of our two new hotels in 2024. The increases in Missouri were partially offset by decreased net operating revenue of approximately $2.2 million in Colorado. Decreased net operating revenue in Colorado was primarily due to the termination of two sports betting agreements in 2024 and decreased gaming revenue in Central City. Operating expenses in the Midwest operating segment remained relatively constant.

West – Net operating revenue at the Nugget decreased primarily due to decreased hotel and food and beverage revenue. We are increasing our efforts to market group and convention sales for the hotel and are implementing a new loyalty program in an effort to drive revenue growth. Operating expenses remained relatively constant.

Six Months Ended June 30, 2025 and 2024

The following discussion highlights results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Winter weather negatively impacted all US properties during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

East – Decreased net operating revenue was due to decreased gaming revenue offset by increased hotel revenue, due to changes in room rates, at both properties. At our Rocky Gap property, the golf course was closed for the majority of the first quarter of 2025 due to winter weather that impacted gaming, hotel and food and beverage revenue. Decreased operating costs and expenses is due to decreased gaming-related, maintenance and insurance expenses.

Midwest – In Missouri, net operating revenue increased by approximately $5.8 million primarily due to increased gaming revenue at our new casino in Caruthersville and increased hotel and food and beverage revenue at both properties due to the new hotels that were opened in 2024. The increases in Missouri were offset by decreased net operating revenue of approximately $4.5 million in Colorado. Decreased net operating revenue in Colorado was primarily due to the termination of two sports betting agreements in 2024, as detailed above, decreased gaming revenue due to the elimination of table games at both properties, and inclement weather in February 2025. Operating expenses in the Midwest operating segment increased due to increased payroll and gaming-related expenses at the Missouri locations due to opening our new hotels and the new Caruthersville casino in 2024, offset by decreased payroll and gaming-related expenses at the Colorado locations due to the closure of table games.

West – Net operating revenue at the Nugget decreased primarily due to decreased hotel and food and beverage revenue. We are increasing our efforts to market group and convention sales for the hotel and are implementing a new loyalty program in an effort to drive revenue growth. Operating expenses decreased primarily due to decreased payroll and cost of goods sold due to the cost saving measures and operating efficiencies we began implementing mid-April 2024. The cost saving measures included staffing changes and changes to hotel operations.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above

Canada
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Gaming revenue	$12,415	$12,506	$(91)	(0.7%)	$23,194	$24,523	$(1,329)	(5.4%)
Pari-mutuel, sports betting and iGaming revenue	2,587	2,523	64	2.5%	4,486	4,617	(131)	(2.8%)
Hotel revenue	176	150	26	17.3%	303	275	28	10.2%
Food and beverage revenue	3,215	3,084	131	4.2%	5,702	5,812	(110)	(1.9%)
Other revenue	1,612	1,564	48	3.1%	2,836	2,926	(90)	(3.1%)
Net operating revenue	20,005	19,827	178	0.9%	36,521	38,153	(1,632)	(4.3%)
Gaming expenses	(2,498)	(2,531)	(33)	(1.3%)	(4,759)	(4,929)	(170)	(3.4%)
Pari-mutuel, sports betting and iGaming expenses	(4,256)	(4,141)	115	2.8%	(7,287)	(7,408)	(121)	(1.6%)
Hotel expenses	(71)	(73)	(2)	(2.7%)	(135)	(138)	(3)	(2.2%)
Food and beverage expenses	(2,840)	(2,753)	87	3.2%	(5,210)	(5,288)	(78)	(1.5%)
Other expenses	(33)	(36)	(3)	(8.3%)	(62)	(62)	—	—
General and administrative expenses	(4,700)	(4,843)	(143)	(3.0%)	(9,101)	(9,693)	(592)	(6.1%)
Depreciation and amortization	(1,074)	(1,088)	(14)	(1.3%)	(2,073)	(2,237)	(164)	(7.3%)
Total operating costs and expenses	(15,472)	(15,465)	7	—	(28,627)	(29,755)	(1,128)	(3.8%)
Earnings from operations	4,533	4,362	171	3.9%	7,894	8,398	(504)	(6.0%)

Income tax expense	(748)	(456)	292	64.0%	(964)	(1,184)	(220)	(18.6%)
Net earnings attributable to non-controlling interests	(772)	(843)	71	8.4%	(805)	(914)	109	11.9%
Net earnings attributable to Century Casinos, Inc. shareholders	599	1,009	(410)	(40.6%)	533	2,146	(1,613)	(75.2%)
Adjusted EBITDAR	$5,607	$5,451	$156	2.9%	$9,967	$10,599	$(632)	(6.0%)

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

Results in US dollars were impacted by a (1.2%) and (3.8%) decrease in the average exchange rate between the US dollar and Canadian dollar for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

The tables below provide results for the Canada reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in CAD, in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net Operating Revenue
Canada	27.7	27.1	0.6	2.2%	51.4	51.8	(0.4)	(0.8%)

Operating Costs and Expenses (1)
Canada	19.9	19.7	0.2	1.0%	37.4	37.4	—	—

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in USD, in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net operating revenue
Canada	$20.0	$19.8	$0.2	0.9%	$36.5	$38.1	$(1.6)	(4.3%)

Operating costs and expenses (1)
Canada	$14.4	$14.4	$—	—	$26.6	$27.5	$(0.9)	(3.3%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended June 30, 2025 and 2024

The following discussion highlights results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Explanations below are provided based on CAD results.

Net operating revenue increased primarily due to increased gaming and food and beverage revenue at our St. Albert and Century Downs locations offset by decreased gaming revenue at our Edmonton and Century Mile locations. Operating costs and expenses remained relatively constant.

Six Months Ended June 30, 2025 and 2024

The following discussion highlights results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Explanations below are provided based on CAD results.

Decreased net operating revenue was primarily due to decreased gaming revenue at all of our Canadian properties which were impacted by winter weather in January and February 2025. Operating costs and expenses remained constant.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Poland
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Gaming revenue	$24,144	$19,614	$4,530	23.1%	$44,131	$40,710	$3,421	8.4%
Food and beverage revenue	243	216	27	12.5%	468	412	56	13.6%
Other revenue	322	263	59	22.4%	740	620	120	19.4%
Net operating revenue	24,709	20,093	4,616	23.0%	45,339	41,742	3,597	8.6%
Gaming expenses	(15,562)	(12,807)	2,755	21.5%	(28,663)	(26,840)	1,823	6.8%
Food and beverage expenses	(1,004)	(888)	116	13.1%	(1,997)	(1,758)	239	13.6%
General and administrative expenses	(6,938)	(6,064)	874	14.4%	(13,213)	(12,293)	920	7.5%
Depreciation and amortization	(741)	(515)	226	43.9%	(1,111)	(1,053)	58	5.5%
Total operating costs and expenses	(24,245)	(20,274)	3,971	19.6%	(44,984)	(41,944)	3,040	7.2%
Earnings (loss) from operations	464	(181)	645	356.4%	355	(202)	557	275.7%

Income tax expense	(241)	(87)	154	177.0%	(331)	(238)	93	39.1%
Net (earnings) loss attributable to non-controlling interests	(124)	19	(143)	(752.6%)	(42)	17	(59)	(347.1%)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	245	(40)	285	712.5%	81	(35)	116	331.4%
Adjusted EBITDAR	$1,942	$450	$1,492	331.6%	$2,488	$1,208	$1,280	106.0%

In Poland, casino gaming licenses are granted for a term of six years. These licenses are not renewable. Before a gaming license expires in a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. We closed our Hilton Hotel casino in Warsaw in June 2025 after we were notified that we had not received a new license. We believe that we can retain a significant portion of the revenue from the Hilton Hotel casino at our second casino in Warsaw at the Presidential Hotel.

The table below provides information about the closures due to licensing delays and expirations during the periods discussed in this Item 2.

Casino	Closure Date	Reopen Date
Katowice (1)	October 2023	March 2024
Bielsko-Biala	October 2023	February 2024
Wroclaw (2)	November 2023	October 2024
Krakow (3)	May 2024	N/A
LIM Center in Warsaw (3)	July 2024	N/A
Hilton Hotel in Warsaw (4)	June 2025	N/A

(1)The Katowice casino reopened with a reduced gaming floor in March 2024. The full gaming floor was reopened in May 2025 following regulatory approval.

(2)The Wroclaw casino reopened at a new location following the closure.

(3)We were notified in October 2024 that we were not awarded casino licenses for these locations.

(4)We were notified in June 2025 that we were not awarded a casino license for this location.

Results in US dollars were impacted by a 6.0% and 2.9% increase in the average exchange rate between the US dollar and Polish zloty for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

The tables below provide results for the Poland reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in PLN, in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net Operating Revenue
Poland	92.8	80.3	12.5	15.6%	175.3	166.6	8.7	5.2%

Operating Costs and Expenses (1)
Poland	88.3	78.9	9.4	11.9%	169.8	163.3	6.5	4.0%

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in USD, in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net operating revenue
Poland	$24.7	$20.1	$4.6	23.0%	$45.3	$41.7	$3.6	8.6%

Operating costs and expenses (1)
Poland	$23.5	$19.8	$3.7	18.7%	$43.9	$40.9	$3.0	7.3%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

Three Months Ended June 30, 2025 and 2024

The following discussion highlights results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Explanations below are provided based on PLN results.

Net operating revenue increased primarily due to increased revenue at the casino in Wroclaw that reopened in October 2024. Operating costs and expenses increased due to increased gaming-related expenses related to increased gaming revenue as well as additional costs related to termination of the lease at the Hilton Hotel.

Six Months Ended June 30, 2025 and 2024

The following discussion highlights results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Explanations below are provided based on PLN results.

Net operating revenue increased primarily due to the casinos that reopened in 2024 in Wroclaw, Bielsko-Biala and Katowice, offset by decreased revenue due to licensing-related closures at our LIM Center casino in Warsaw and the Krakow casino and slower gaming activity in the Warsaw market in the first quarter. Operating costs and expenses increased due to increased gaming-related expenses related to increased gaming revenue as well as increased casino rent expense and additional costs related to termination of the lease at the Hilton Hotel.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Corporate and Other
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Other revenue	$—	$—	$—	—	$—	$13	$(13)	(100.0%)
Net operating revenue	—	—	—	—	—	13	(13)	(100.0%)
General and administrative expenses	(3,133)	(3,979)	(846)	(21.3%)	(6,574)	(8,126)	(1,552)	(19.1%)
Depreciation and amortization	(18)	(43)	(25)	(58.1%)	(36)	(97)	(61)	(62.9%)
Total operating costs and expenses	(3,151)	(4,022)	(871)	(21.7%)	(6,610)	(8,223)	(1,613)	(19.6%)
Loss from operations	(3,151)	(4,022)	871	21.7%	(6,610)	(8,210)	1,600	19.5%

Income tax (expense) benefit	(38)	(851)	813	95.5%	(214)	494	(708)	(143.3%)
Net loss attributable to Century Casinos, Inc. shareholders	(12,666)	(14,989)	2,323	15.5%	(25,506)	(28,131)	2,625	9.3%
Adjusted EBITDAR	$(2,938)	$(3,490)	$552	15.8%	$(6,088)	$(7,285)	$1,197	16.4%

Three Months and Six Months Ended June 30, 2025 and 2024

The following discussion highlights results for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

Total operating costs and expenses, including general and administrative expenses, decreased due primarily to lower stock compensation expense, legal fees and insurance costs.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Non-Operating (Expense) Income

Non-operating (expense) income was as follows:

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2025	2024	$ Change	Change	2025	2024	$ Change	Change
Interest income	$273	$673	$(400)	(59.4%)	$653	$1,359	$(706)	(51.9%)
Interest expense	(26,211)	(25,756)	(455)	(1.8%)	(52,247)	(51,570)	(677)	(1.3%)
Gain on foreign currency transactions, cost recovery income and other	1,040	1,428	(388)	(27.2%)	1,159	2,590	(1,431)	(55.3%)
Non-operating (expense) income	$(24,898)	$(23,655)	$(1,243)	(5.3%)	$(50,435)	$(47,621)	$(2,814)	(5.9%)

Interest income

Interest income is primarily related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the borrowings under our Goldman Credit Agreement, the UniCredit Term Loan, CPL’s credit facility, our financing obligation under the Master Lease with VICI PropCo, deferred financing costs and our finance lease agreements.

A breakdown of interest expense is below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2025	2024	2025	2024
Interest expense - credit agreements	$8,864	$9,821	$17,656	$19,720
Interest expense - VICI PropCo financing obligation	16,494	15,175	32,896	30,374
Interest expense - deferred financing costs	674	674	1,348	1,348
Interest expense - miscellaneous	179	86	347	128
Total interest expense	$26,211	$25,756	$52,247	$51,570

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income is related to infrastructure built during the development of CDR. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. Cost recovery income of $1.0 million was received by CDR for the three and six months ended June 30, 2025 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders is part of an agreement between CRM and CDR. Cost recovery income of $1.1 million was received by CDR for the three and six months ended June 30, 2024.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2025, we recognized income tax expense of $1.7 million on pre-tax loss of ($26.7) million, representing an effective income tax rate of (6.5%) compared to an income tax expense of $25.6 million on pre-tax loss of ($25.1) million, representing an effective income tax rate of (102.2%) for the same period in 2024. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the six months
	ended June 30,
Amounts in thousands	2025	2024
Net cash provided by (used in) operating activities	$6,658	$(8,476)
Net cash used in investing activities	(12,982)	(36,052)
Net cash used in financing activities	(7,867)	(381)

	As of June 30,
Amounts in thousands	2025	2024
Cash, cash equivalents and restricted cash (1)	$85,807	$123,444
Working capital (2)	$35,062	$79,331

(1)Cash, cash equivalents and restricted cash as of June 30, 2025 and 2024 included $0.2 million and $14.0 million, respectively, of cash previously funded by VICI PropCo that had not been spent on our Caruthersville project as of such date.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 consisted of $0.7 million for a casino license in Poland, $1.3 million in slot machines and gaming related purchases for our US properties, $0.7 million for exterior renovations at our Cripple Creek property in Colorado, $0.7 million in exterior renovations at Mountaineer in West Virginia, $0.2 million for bar renovations at Rocky Gap in Maryland, $3.6 million for our casino project in Caruthersville, Missouri, $2.0 million in elevator upgrades at the Nugget in Nevada, $0.7 million in racing related updates at Century Downs and $0.5 million in exterior renovations at St. Albert in Canada, $0.6 million to renovate the new Wroclaw casino in Poland, and $2.3 million in other fixed asset additions at our properties, offset by $0.2 million collected on a note receivable and less than $0.1 million in proceeds from the disposal of assets.

Net cash used in investing activities for the six months ended June 30, 2024 consisted of $1.8 million for casino licenses in Poland, $3.3 million in slot machines and gaming related purchases for our US properties, $0.1 million for various hotel renovations to the Mountaineer property in West Virginia, $0.1 million for beach access, and $0.1 million in golf equipment for the Rocky Gap property in Maryland, $7.0 million for our hotel project in Cape Girardeau, Missouri, $15.5 million for our casino project in Caruthersville, Missouri, $0.3 million for a high limit room, $0.1 million for sportsbook improvements and $0.5 million in various renovations in Nevada, and $0.3 million in hotel renovations at our Colorado properties, $0.7 million related to racing related updates at our Century Downs and Century Mile properties and $0.2 million in restaurant renovations at our St. Albert property in

Canada, $0.3 million in renovations on the relocated Wroclaw casino in Poland and $5.9 million in other fixed asset additions at our properties, offset by $0.1 million in proceeds from the disposal of assets.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 consisted of $4.7 million in distributions to non-controlling interests, $1.0 million to repurchase and retire shares of our common stock and $2.2 million of principal payments net of proceeds from borrowings.

Net cash used in financing activities for the six months ended June 30, 2024 consisted of $5.0 million in distributions to non-controlling interests and $0.2 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards, offset by an aggregate of $4.8 million in proceeds from borrowings net of principal payments, including $9.9 million of proceeds from borrowings from VICI PropCo for the Caruthersville project.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of June 30, 2025, our total debt under bank borrowings and other agreements, net of $10.1 million related to deferred financing costs, was $328.0 million, of which $321.5 million was long-term debt and $6.4 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement, the UniCredit Term Loan and CPL’s credit facility. Our Goldman Credit Agreement provides for a $350.0 million Term Loan, drawn in April 2022, and a $30.0 million Revolving Facility. No amounts are currently outstanding under the Revolving Facility. For a description of our debt agreements, see Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $252.5 million as of June 30, 2025 compared to $218.4 million as of June 30, 2024. The increase in net debt is primarily due to decreased cash. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures Definitions and Calculations – Net Debt” above.

The following table lists the amount of 2025 maturities of our debt as of June 30, 2025:

Amounts in thousands
Goldman Term Loan (1)	CPL Credit Facility	UniCredit Term Loan	Total
$1,750	$2,150	$782	$4,682

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity.

The following table lists the amount of remaining 2025 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$3,693	$227

As of June 30, 2025, estimated cash payments due under the Master Lease for the remainder of 2025 are $30.0 million, which includes a CPI increase and a portion of the deferred Caruthersville rent increase. We have elected to defer the cash payments of $4.2 million in annual increased rent related to the Caruthersville project for 12 months and the deferred rent will be paid over a six month period beginning in December 2025. Estimated cash payments to the non-controlling partners under the lease between Smooth Bourbon and Nugget (the “Nugget Lease”) for the remainder of 2025 are $3.9 million.

The following table details cash payments under the Master Lease and 50% of the cash payments under the Nugget Lease for the three and six months ended June 30, 2025 and three and six months ended June 30, 2024.

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2025	2024	2025	2024
Master Lease	$14,404	$15,195	$28,731	$24,639
Nugget Lease (1)	1,936	1,913	3,849	3,175

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

Common Stock Repurchase Program

Since March 2000, we have had a discretionary program to repurchase up to $15.0 million of our outstanding common stock. The repurchase program has no set expiration or termination date and had approximately $13.8 million remaining as of June 30, 2025.

On May 14, 2025, in accordance with the share repurchase program previously authorized by the Board, we announced a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to $3.0 million of shares of our outstanding common stock (the “Repurchase Limit”). The Plan allowed us to repurchase shares up to the Repurchase Limit through July 31, 2025. During the three and six months ended June 30, 2025, we repurchased and retired 428,734 shares of our common stock for $0.9 million on the open market under the Plan. The Plan expired by its terms on July 31, 2025. We intend to engage in additional stock repurchases.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of June 30, 2025, we had $85.5 million in cash and cash equivalents compared to $98.8 million in cash and cash equivalents at December 31, 2024. Cash and cash equivalents decreased primarily due to net cash used in investing activities of $13.0 million as discussed in “Investing Activities” above. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. As of June 30, 2025, we had $30.0 million available on our Revolving Facility. See Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

We estimate that we have spent over half of our planned capital expenditures for 2025 in the first half of the year. Remaining capital expenditures for 2025 are estimated to be approximately $8.1 million of maintenance capital expenditures, including elevator upgrades at the Nugget and various upgrades at our properties. We opened the new land-based casino and hotel at Century Casino Caruthersville on November 1, 2024. The project cost approximately $51.9 million and was funded with financing provided by VICI PropCo in conjunction with the Master Lease. We estimate approximately $0.2 million in remaining cash payments related to the Caruthersville project.

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

We estimate that approximately $45.8 million of our total $85.5 million in cash and cash equivalents at June 30, 2025 is held by our foreign subsidiaries, of which $23.3 million is held by our Canadian subsidiaries and $15.7 million is held by our Austrian subsidiary. The cash and cash equivalents held by our foreign subsidiaries are not available to fund US operations unless repatriated. We expect to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 6 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $13.8 million remaining as of June 30, 2025.

On May 14, 2025, we announced the Plan for the purpose of repurchasing up to the Repurchase Limit in accordance with the share repurchase program previously authorized by our Board of Directors. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2025, there were no repurchases under our repurchase program outside of the Plan. The Plan expired on July 31, 2025.

The table below details the repurchases made under the Plan.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans	Approximate dollar amount that may yet be purchased under the plan (in millions) ($)
April 1, 2025 to April 30, 2025	—	—	—	—
May 1, 2025 to May 31, 2025	171,078	1.88	171,078	2.7
June 1, 2025 to June 30, 2025	257,656	2.27	257,656	2.1
Total	428,734	2.12	428,734

Item 5. Other Information

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2025.

Item 6. Exhibits

Exhibit No.	Document
3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1*†	Second Amended and Restated Operating Agreement of Smooth Bourbon, LLC, dated April 1, 2022, by and between Century Nevada Acquisition, Inc. and Marnell Gaming, LLC.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

P Filed on Paper.

†Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted as the identified confidential portions are both not material and are the type of information that the registrant treats as private or confidential. The registrant agrees to supplementally furnish an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Margaret Stapleton

Margaret Stapleton

Chief Financial Officer

Date: August 6, 2025