Form 10-K/A
period 2024-12-31
CENTURY CASINOS INC /CO/
filed 2025-11-14
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

EXPLANATORY NOTE

Century Casinos, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the US Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Original Form 10-K”). The purpose of this Amendment is to restate our previously issued audited consolidated financial statements and related financial information in the Original Form 10-K. This Amendment also restates our previous conclusion and disclosure with respect to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.

Restatement Background

As disclosed in Form 8-K filed on November 10, 2025, on November 6, 2025, the Audit Committee of our Board of Directors concluded that our previously issued audited consolidated financial statements as of and for the year ended December 31, 2024 contained in the Original Form 10-K (the “Previously Issued Financial Statements”) contained a material error and should be restated. This determination occurred after meeting with our Chief Financial Officer and other members of management and members of our Board of Directors. This Amendment is being filed to restate certain disclosures and our consolidated financial statements to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit that resulted in an impairment of goodwill of $26.5 million for this reporting unit. Accordingly, investors and all other persons should no longer rely upon the Previously Issued Financial Statements included in the Original Form 10-K. In addition, any previously issued or filed earnings releases, investor presentations or other communications describing the Previously Issued Financial Statements and other related financial information covering these periods should no longer be relied upon.

Other Amended Filings

In addition to this Form 10-K/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 (the “Forms 10-Q/A”) to restate our previously issued unaudited condensed consolidated financial statements and related financial information presented therein and to restate our previous conclusion and disclosure with respect to the effectiveness of our disclosure controls and procedures.

Disclosure Control Considerations

As a result of this restatement, management has reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Management has concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weakness described in “Internal Control Considerations” below. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

For a discussion of management’s considerations of our disclosure controls and procedures and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A.

Internal Control Considerations

As a result of this restatement, management has reevaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2024. We did not adequately design, implement and maintain effective controls to timely review certain key inputs and assumptions used in the performance of impairment testing and related disclosures.

For a discussion of management’s considerations of our internal control over financial reporting and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A.

Compensation Recovery Analysis

The Company performed a recovery analysis of incentive-based compensation received by its executive officers during the relevant recovery period pursuant to Rule 10D-1(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Application of the recovery policy resulted in no recovery because incentive-based compensation was received by the Company’s executive officers during the relevant time frame, but that incentive-based compensation was not based on a financial reporting measure impacted by the restatement.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A amends and restates the Original Form 10-K in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-K. The following items in the Original Form 10-K have been amended as a result of, and to reflect, the restatement:

•Part I, Item 1A, Risk Factors

•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Part II, Item 8, Financial Statements and Supplementary Data

•Part II, Item 9A, Controls and Procedures

•Part IV, Item 15, Exhibits and Financial Statement Schedules

In addition, as required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officers and principal financial officer are filed herewith as exhibits to this Form 10-K/A pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Investors should rely only on the financial information and other disclosures regarding the restated period in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to this period.

See Note 2 to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K/A, for additional information on the restatement and its related consolidated financial statement effects.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Amendment should be read in conjunction with our other filings with the SEC.

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

We have identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

We are subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require management to assess the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 because we are an accelerated filer.

Internal controls related to the operation of financial reporting and accounting systems are critical to maintaining adequate internal control over financial reporting. As discussed in Part II, Item 9A of this Form 10-K/A, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2024 due to a material weakness in internal controls. Specifically, we did not adequately design, implement and maintain effective controls to timely review certain key inputs and assumptions used in the performance of impairment testing and related disclosures. We have undertaken, and will continue to implement, remediation measures to address the material weakness. While we expect that our remediation plan will successfully remediate the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot provide assurances that the material weakness will be effectively remediated.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Internal controls related to the operation of financial reporting and accounting systems are critical to maintaining adequate internal control over financial reporting. We cannot provide any assurance that additional material weaknesses will not occur in the future.

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

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, valuation allowances of $55.7 million in the US and $11.0 million in foreign jurisdictions have been provided in recognition of these risks. If our assumptions change and it is determined that we will be able to realize tax benefits related to these deferred tax assets, we will realize a reduction in income tax expense in the year such valuation allowances are reversed.

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

Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of a significant portion of our assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. See Notes 2 and 5 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our goodwill and other intangible assets and the impairments discussed below.

On July 30, 2024, we announced we were replacing the management team at the Nugget. During the annual forecast process that began in mid-fourth quarter 2024, the new management team revised the future operating results assumptions due to revised future performance expectations based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. As a result, we impaired goodwill at the Nugget based on these updated assumptions. In the fourth quarter of 2024, we impaired $43.7 million related to goodwill at the Nugget.

As discussed in the Explanatory Note, we concluded that our previously issued consolidated financial statements for the year ended December 31, 2024 should be restated to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit. During the annual forecast process that began mid-fourth quarter 2024, the management team at Rocky Gap revised the future operating results assumptions due to delays in the execution of the planned player engagement strategy. As a result of the updated forecast and the corrected calculation of the carrying value of invested capital calculation, goodwill related to Rocky Gap was concluded to be impaired during the fourth quarter of the year ended December 31, 2024. As a result, we recorded an impairment of $26.5 million related to goodwill at Rocky Gap.

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

Restatement of Previously Issued Consolidated Financial Statements

As discussed in the Explanatory Note, we concluded that our previously issued consolidated financial statements for the year ended December 31, 2024 should be restated to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit, which resulted in impairment of goodwill for this reporting unit of $26.5 million. The discussion of financial results presented herein reflects this restatement and related adjustments.

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

DISCUSSION OF RESULTS

Years ended December 31, 2024, 2023 and 2022

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2024/2023		2023/2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Amounts in thousands	As Restated
Gaming Revenue	$419,948	$412,388	$365,986	$7,560	1.8%	$46,402	12.7%
Pari-mutuel, Sports Betting and iGaming Revenue	19,016	20,165	19,607	(1,149)	(5.7%)	558	2.8%
Hotel Revenue	48,253	42,269	9,628	5,984	14.2%	32,641	339.0%
Food and Beverage Revenue	58,947	50,262	24,097	8,685	17.3%	26,165	108.6%
Other Revenue	29,755	25,122	11,211	4,633	18.4%	13,911	124.1%
Net Operating Revenue	575,919	550,206	430,529	25,713	4.7%	119,677	27.8%
Gaming Expenses	(225,466)	(216,475)	(183,841)	8,991	4.2%	32,634	17.8%
Pari-mutuel, Sports Betting and iGaming Expenses	(22,234)	(21,752)	(22,149)	482	2.2%	(397)	(1.8%)
Hotel Expenses	(18,883)	(14,379)	(2,815)	4,504	31.3%	11,564	410.8%
Food and Beverage Expenses	(52,416)	(45,065)	(22,631)	7,351	16.3%	22,434	99.1%
Other Expenses	(11,381)	(9,722)	(1,205)	1,659	17.1%	8,517	706.8%
General and Administrative Expenses	(147,912)	(140,505)	(104,262)	7,407	5.3%	36,243	34.8%
Depreciation and Amortization	(49,595)	(41,043)	(27,109)	8,552	20.8%	13,934	51.4%
Impairment - Goodwill	(70,189)	—	—	70,189	100.0%	—	—
Gain on Sale of Casino Operations	—	1,660	—	1,660	100.0%	(1,660)	(100.0%)
(Loss) on Sale of Assets	—	—	(2,154)	—	—	(2,154)	(100.0%)
Total Operating Costs and Expenses	(598,076)	(487,281)	(366,166)	110,795	22.7%	121,115	33.1%
Earnings from Equity Investment	—	1,121	3,249	(1,121)	(100.0%)	(2,128)	(65.5%)
(Loss) Earnings from Operations	(22,157)	64,046	67,612	(86,203)	(134.6%)	(3,566)	(5.3%)

Income Tax (Expense) Benefit	(26,631)	5,343	7,660	(31,974)	(598.4%)	(2,317)	(30.2%)
Net Earnings Attributable to Non-controlling Interests	(7,085)	(9,709)	(5,694)	(2,624)	(27.0%)	4,015	70.5%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(153,601)	(28,198)	7,976	(125,403)	(444.7%)	(36,174)	(453.5%)
Adjusted EBITDAR (1)	$102,678	$114,047	$103,340	$(11,369)	(10.0%)	$10,707	10.4%

(Loss) Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$(5.02)	$(0.93)	$0.27	$(4.09)	(439.8%)	$(1.20)	(444.4%)
Diluted	$(5.02)	$(0.93)	$0.25	$(4.09)	(439.8%)	$(1.18)	(472.0%)

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” below in this Item 7.

Comparability Impacts

Items impacting year-over-year comparability of the results include the following:

Impairment of Goodwill (US) – We determined that goodwill related to the Nugget and Rocky Gap was impaired as discussed below. As a result of the impairments, we recorded $70.2 million to impairment – goodwill for the year ended December 31, 2024.

On July 30, 2024, we announced we were replacing the management team at the Nugget. During the annual forecast process that began in mid-fourth quarter 2024, the new management team revised the future operating results assumptions due to revised future performance expectations based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. As a result, we impaired goodwill at the Nugget based on these updated assumptions.

As discussed in the Explanatory Note, we concluded our previously issued consolidated financial statements for the year ended December 31, 2024 should be restated to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit. During the annual forecast process that began mid-fourth quarter 2024, the management team at Rocky Gap revised the future operating results assumptions due to delays in the execution of the planned player engagement strategy. As a result of the updated forecast and the corrected calculation of the carrying value of invested capital calculation, goodwill related to Rocky Gap was concluded to be impaired during the fourth quarter of the year ended December 31, 2024.

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

United States (Rocky Gap) – We acquired the operations of Rocky Gap on July 25, 2023. Rocky Gap is reported in the United States reportable segment. Rocky Gap’s operating results for the years ended December 31, 2024 and 2023 were as follows:

•$67.1 million in net operating revenue and ($39.9) million in net loss attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2024. Net loss attributable to Century Casinos, Inc. shareholders includes the $26.5 million goodwill impairment.

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

Operating costs and expenses increased by $110.8 million, or 22.7%, and by $121.1 million, or 33.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively. Following is a breakout of operating costs and expenses by reportable segment for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•United States increased by $123.3 million, or 38.9%, and by $108.9 million, or 52.4%, respectively.

•Canada increased by $0.1 million, or 0.2%, and by $0.3 million, or 0.4%, respectively.

•Poland decreased by ($4.9) million, or (5.6%), and increased by $7.6 million, or 9.4%, respectively.

•Corporate and Other decreased by ($7.7) million, or (35.3%), and increased by $4.4 million, or 25.1%, respectively.

Earnings from operations decreased by ($86.2) million, or (134.6%), and by ($3.6) million, or (5.3%), for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively. Following is a breakout of earnings from operations by reportable segment for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•United States decreased by ($84.2) million, or (131.6%), and increased by $3.1 million, or 5.1%, respectively.

•Canada increased by $0.8 million, or 5.0%, and by $3.6 million, or 31.5%, respectively.

•Poland decreased by ($9.3) million, or (167.1%), and by ($3.7) million, or (39.7%), respectively.

•Corporate and Other increased by $6.5 million, or 31.7%, and decreased by ($6.6) million, or (47.6%), respectively.

Net earnings decreased by ($125.4) million, or (444.7%), and by ($36.2) million, or (453.5%), for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively. Items deducted from or added to earnings from operations to arrive at net (loss) earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. In 2024, net loss (earnings) attributable to Century Casinos, Inc. shareholders was impacted by increased interest expense primarily due to additional properties added to the Master Lease, by the valuation allowance on our net deferred tax assets related to the United States during the second quarter of 2024, and by the impairment of goodwill at the Nugget and Rocky Gap during the fourth quarter of 2024 as detailed above. Other items that impacted the comparability of the results are discussed above. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

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

The reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2024
	United States	Canada	Poland	Corporate and Other	Total
Amounts in thousands	As Restated
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(101,853)	$3,390	$(1,909)	$(53,229)	$(153,601)
Interest expense (income), net (1)	47,566	12,544	(41)	40,654	100,723
Income tax expense (benefit)	26,974	1,010	(237)	(1,116)	26,631
Depreciation and amortization	43,254	4,368	1,811	162	49,595
Net earnings (loss) attributable to non-controlling interests	7,097	943	(955)	—	7,085
Non-cash stock-based compensation	—	—	—	66	66
Loss (gain) on foreign currency transactions, cost recovery income and other (2)	24	(2,057)	(584)	(356)	(2,973)
Impairment - goodwill (3)	70,189	—	—	—	70,189
Loss (gain) on disposition of fixed assets	540	(36)	953	—	1,457
Acquisition costs	—	—	—	(19)	(19)
Pre-opening and termination expenses	—	—	3,525	—	3,525
Adjusted EBITDAR	$93,791	$20,162	$2,563	$(13,838)	$102,678

(1)See “Non-Operating Income (Expense) – Interest” below for a breakdown of interest expense (income), net and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(2)Includes $1.1 million in the Canada segment related to cost recovery income for CDR.

(3)Related to the impairment of goodwill at the Nugget and Rocky Gap.

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

REPORTABLE SEGMENTS

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the year
	ended December 31,			2024/2023		2023/2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Amounts in thousands	As Restated
Gaming Revenue	$293,702	$272,499	$232,871	$21,203	7.8%	$39,628	17.0%
Pari-mutuel, Sports Betting and iGaming Revenue	9,597	10,145	8,728	(548)	(5.4%)	1,417	16.2%
Hotel Revenue	47,675	41,750	9,159	5,925	14.2%	32,591	355.8%
Food and Beverage Revenue	45,548	36,803	12,394	8,745	23.8%	24,409	196.9%
Other Revenue	23,146	19,394	5,430	3,752	19.3%	13,964	257.2%
Net Operating Revenue	419,668	380,591	268,582	39,077	10.3%	112,009	41.7%
Gaming Expenses	(163,012)	(145,799)	(117,731)	17,213	11.8%	28,068	23.8%
Pari-mutuel, Sports Betting and iGaming Expenses	(6,798)	(6,416)	(6,402)	382	6.0%	14	0.2%
Hotel Expenses	(18,609)	(14,108)	(2,568)	4,501	31.9%	11,540	449.4%
Food and Beverage Expenses	(37,874)	(30,670)	(10,451)	7,204	23.5%	20,219	193.5%
Other Expenses	(11,240)	(9,601)	(1,004)	1,639	17.1%	8,597	856.3%
General and Administrative Expenses	(88,908)	(76,260)	(50,178)	12,648	16.6%	26,082	52.0%
Depreciation and Amortization	(43,254)	(33,739)	(19,364)	9,515	28.2%	14,375	74.2%
Impairment - Goodwill	(70,189)	—	—	70,189	100.0%	—	—
Total Operating Costs and Expenses	(439,884)	(316,593)	(207,698)	123,291	38.9%	108,895	52.4%
(Loss) Earnings from Operations	(20,216)	63,998	60,884	(84,214)	(131.6%)	3,114	5.1%

Income Tax Expense	(26,974)	(2,654)	(7,595)	24,320	916.4%	(4,941)	(65.1%)
Net Earnings Attributable to Non-controlling Interests	(7,097)	(5,284)	—	1,813	34.3%	5,284	100.0%
Net (Loss) Earnings Attributable to Century Casinos, Inc. Shareholders	(101,853)	18,036	24,759	(119,889)	(664.7%)	(6,723)	(27.2%)
Adjusted EBITDAR	$93,791	$98,190	$80,297	$(4,399)	(4.5%)	$17,893	22.3%

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

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the year ended December 31, 2024, we recognized income tax expense of $26.6 million on pre-tax loss of ($119.9) million, representing an effective income tax rate of (22.2%), compared to an income tax benefit of ($5.3) million on pre-tax loss of ($23.8) million, representing an effective income tax rate of 22.4%, and an income tax benefit of ($7.7) million on pre-tax income of $6.0 million, representing an effective income tax rate of (127.5%) for the years ended December 31, 2023 and 2022, respectively. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Our reporting units with goodwill balances as of December 31, 2024 are included within Canada and Poland reportable segments. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values. For information about the impairments discussed below, see Notes 2 and 5 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

On July 30, 2024, we announced we were replacing the management team at the Nugget. During the annual forecast process that began in mid-fourth quarter 2024, the new management team revised the future operating results assumptions due to revised future performance expectations based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. As a result, we impaired goodwill at the Nugget based on these updated assumptions. Based on this review, we determined that goodwill at the Nugget was impaired by $43.7 million during the fourth quarter of the year ended December 31, 2024.

As discussed in the Explanatory Note, we concluded our previously issued consolidated financial statements for the year ended December 31, 2024 should be restated to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit. During the annual forecast process that began mid-fourth quarter 2024, the management team at Rocky Gap revised the future operating results assumptions due to delays in the execution of the planned player engagement strategy. As a result of the updated forecast and the corrected calculation of the carrying value of invested capital calculation, goodwill related to Rocky Gap was concluded to be impaired by $26.5 million during the fourth quarter of the year ended December 31, 2024.

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

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, a valuation allowance of $11.0 million in foreign jurisdictions has been provided in recognition of these risks. Further, based on management’s assessment of available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred tax assets in the United States, as of December 31, 2024, a valuation allowance of $55.7 million has been recorded to recognize the portion of US deferred tax assets more likely than not to be realized.

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

We accounted for the Rocky Gap Acquisition as a business combination, and accordingly, the acquired assets of $244.9 million (including $6.7 million in cash) and liabilities of $212.1 million were included in our consolidated balance sheet at July 25, 2023. The Rocky Gap Acquisition generated $26.5 million of tax deductible goodwill for the United States segment. The goodwill at Rocky Gap was impaired during 2024. As a result of the impairment, we recorded $26.5 million to impairment – goodwill for the year ended December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (Restated) – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on such evaluation, our principal executive officers and principal financial officer concluded at the time we filed the Original Form 10-K that our disclosure controls and procedures were effective as of December 31, 2024.

Subsequent to the filing of the Original Form 10-K, management identified a material weakness in internal control over financial reporting in connection with the restatement of the previously filed consolidated financial statements for the year ended December 31, 2024. As a result, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, as further described in this Amendment, and concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weakness described in "Management's Annual Report on Internal Control over Financial Reporting (Restated)" below.

Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management’s Annual Report on Internal Control over Financial Reporting (Restated) – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements. Based on such evaluation, our principal executive officers and principal financial officer concluded at the time we filed the Original Form 10-K that our internal control over financial reporting were effective as of December 31, 2024.

Subsequent to the filing of the Original Form 10-K, management identified a material weakness in internal control over financial reporting in connection with the restatement of the previously filed consolidated financial statements for the year ended December 31, 2024. In connection with this amendment, we have reevaluated the effectiveness of our internal control over financial reporting and identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in our internal control over financial reporting as of December 31, 2024:

We did not adequately design, implement and maintain effective controls to timely review certain key inputs and assumptions used in the performance of impairment testing and related disclosures.

Remediation plan for material weakness

With the oversight of the Audit Committee of the Board of Directors, management is in the process of developing a detailed remediation plan to address the material weakness. Elements of the plan include the design and implementation of review attributes of the carrying value of invested capital at an increased level of precision of the calculation and additional reviews around assumptions used in the performance impairment testing. While we will devote significant time and attention to these remediation efforts, the material weakness will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Attestation report of the registered public accounting firm

Our independent registered public accounting firm, Grant Thornton LLP, has expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

Limitations on effectiveness of controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting (Restated) – Other than the material weakness described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Century Casinos, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Our report dated March 12, 2025 expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on the on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO. Management has subsequently identified a deficiency in the Company's internal control over financial reporting related to the lack of timely review of certain key inputs and assumptions used in the performance of impairment testing and related disclosures. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Restated), to conclude that the Company's internal control over financial reporting was not effective as of December 31, 2024. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2024, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

A material weakness was identified in the Company's internal control over financial reporting related to the lack of timely review of certain key inputs and assumptions used in the performance of impairment testing and related disclosures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 12, 2025, except for the effects of the restatement discussed in Notes 2, 5, 13, 14, and 15 as to which the date is November 13, 2025 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

San Francisco, California

March 12, 2025 except for the material weakness, as to which the date is November 13, 2025

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

(19) Insider Trading Policy
19†	Insider Trading Policy.
(21) Subsidiaries of the Registrant
21†	Subsidiaries of the Registrant.
(23) Consents of Experts and Counsel
23††	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1††	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2††	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3††	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(32) Section 1350 Certifications
32.1†††	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2†††	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3†††	Certification of Margaret Stapleton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
(97) Policy relating to recovery of erroneously awarded compensation
97.1	Century Casinos, Inc. Compensation Recovery Policy, adopted September 20, 2023, is hereby incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2024.
(99) Additional Exhibits
99.1†	Governmental Regulation and Licensing.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

† Filed with original Annual Report on Form 10-K filed on March 13, 2025.

††Filed herewith.

††† Furnished herewith.

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

Date: November 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 13, 2025.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2025, except for the material weakness, as to which the date is November 13, 2025 expressed an adverse opinion.

Restatement of previously issued consolidated financial statements

As discussed in Note 2, the 2024 consolidated financial statements have been restated for the correction of an error.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Nugget Casino Resort (the “Nugget”) reporting unit

As described further in Note 5 to the consolidated financial statements, the Company recorded a goodwill impairment charge of $43.7 million related to the Nugget reporting unit during the year ended December 31, 2024.

-F2-

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Nugget reporting unit is a critical audit matter are (i) the significant judgment exercised by management when developing the assumptions used in the fair value measurement of the reporting unit, (ii) the high degree of auditor judgement and subjectivity in performing procedures and evaluating management’s significant assumptions relating to forecasted revenue, EBITDA and discount rate, and (iii) the audit effort involved the use of specialist.

Our audit procedures related to the goodwill impairment assessment of the reporting unit included the following, among others

•We assessed the reasonableness of the significant assumptions, including evaluating the accuracy, completeness and relevance of management’s data used in developing the assumptions

•With the assistance of our valuation specialist, we tested the inputs and evaluated the assumptions used in developing the discount rate

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

San Francisco, California
March 12, 2025, except for the effects of the restatement discussed in Notes 2, 5, 13, 14, and 15 as to which the date is November 13, 2025

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Amounts in thousands, except for share and per share information	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$98,769	$171,327
Receivables, net	11,097	18,253
Prepaid expenses	19,597	11,859
Inventories	3,691	4,652
Other current assets	2,395	926
Total Current Assets	135,549	207,017

Property and equipment, net	922,146	913,561
Leased right-of-use assets, net	30,015	25,973
Goodwill	9,783	80,583
Intangible assets, net	84,916	93,207
Deferred income taxes	16,159	37,646
Note receivable, net of current portion and unamortized discount	—	316
Deposits and other	1,271	1,359
Total Assets	$1,199,839	$1,359,662

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,226	$8,468
Current portion of operating lease liabilities	4,034	3,395
Current portion of finance lease liabilities	260	199
Accounts payable	20,974	15,279
Accrued liabilities	31,639	29,056
Accrued payroll	14,504	16,221
Taxes payable	8,407	21,001
Total Current Liabilities	86,044	93,619

Long-term debt, net of current portion and deferred financing costs (Note 6)	321,930	324,212
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 7)	700,970	658,007
Operating lease liabilities, net of current portion	29,148	25,834
Finance lease liabilities, net of current portion	494	427
Taxes payable and other	677	41,758
Deferred income taxes	4,003	1,364
Total Liabilities	1,143,266	1,145,221
Commitments and Contingencies (Note 16)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,682,603 and 30,359,931 shares issued and outstanding	307	304
Additional paid-in capital	123,922	124,094
Retained (loss) earnings	(144,534)	9,067
Accumulated other comprehensive loss	(14,426)	(12,073)
Total Century Casinos, Inc. Shareholders' Equity	(34,731)	121,392
Non-controlling interests	91,304	93,049
Total Equity	56,573	214,441
Total Liabilities and Equity	$1,199,839	$1,359,662

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

	For the year
	ended December 31,
	2024	2023	2022
Amounts in thousands, except for per share information	As restated
Operating revenue:
Gaming	$419,948	$412,388	$365,986
Pari-mutuel, sports betting and iGaming	19,016	20,165	19,607
Hotel	48,253	42,269	9,628
Food and beverage	58,947	50,262	24,097
Other	29,755	25,122	11,211
Net operating revenue	575,919	550,206	430,529
Operating costs and expenses:
Gaming	225,466	216,475	183,841
Pari-mutuel, sports betting and iGaming	22,234	21,752	22,149
Hotel	18,883	14,379	2,815
Food and beverage	52,416	45,065	22,631
Other	11,381	9,722	1,205
General and administrative	147,912	140,505	104,262
Depreciation and amortization	49,595	41,043	27,109
Impairment - goodwill	70,189	—	—
(Gain) on sale of casino operations (Note 1)	—	(1,660)	—
Loss on sale of assets (Note 1)	—	—	2,154
Total operating costs and expenses	598,076	487,281	366,166
Earnings from equity investment	—	1,121	3,249
(Loss) earnings from operations	(22,157)	64,046	67,612
Non-operating (expense) income:
Interest income	2,644	2,114	851
Interest expense	(103,367)	(93,925)	(65,831)
Gain on foreign currency transactions, cost recovery income and other (Note 2)	2,995	3,933	3,378
Non-operating (expense) income, net	(97,728)	(87,878)	(61,602)
(Loss) earnings before income taxes	(119,885)	(23,832)	6,010
Income tax (expense) benefit	(26,631)	5,343	7,660
Net (loss) earnings	(146,516)	(18,489)	13,670
Net earnings attributable to non-controlling interests	(7,085)	(9,709)	(5,694)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(153,601)	$(28,198)	$7,976

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$(5.02)	$(0.93)	$0.27
Diluted	$(5.02)	$(0.93)	$0.25
Weighted average shares outstanding - basic	30,617	30,274	29,809
Weighted average shares outstanding - diluted	30,617	30,274	31,480

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year
	ended December 31,
	2024	2023	2022
Amounts in thousands	As restated
Net (loss) earnings	$(146,516)	$(18,489)	$13,670

Other comprehensive (loss) income
Foreign currency translation adjustments	(2,379)	3,764	(9,739)
Other comprehensive (loss) income	(2,379)	3,764	(9,739)
Comprehensive (loss) income	$(148,895)	$(14,725)	$3,931

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(7,085)	(9,709)	(5,694)
Foreign currency translation adjustments	26	(648)	980
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(155,954)	$(25,082)	$(783)

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	For the year
	ended December 31,
	2024	2023	2022
Amounts in thousands, except for share information	As restated
Common Stock
Balance, beginning of period	$304	$299	$296
Exercise of options	—	—	1
Performance stock unit issuance	3	5	2
Balance, end of period	307	304	299

Additional Paid-in Capital
Balance, beginning of period	$124,094	$121,653	$118,469
Amortization of stock-based compensation	66	3,610	3,335
Exercise of options	—	125	285
Performance stock unit issuance	(238)	(1,294)	(436)
Balance, end of period	123,922	124,094	121,653

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(12,073)	$(15,189)	$(6,430)
Foreign currency translation adjustment	(2,353)	3,116	(8,759)
Balance, end of period	(14,426)	(12,073)	(15,189)

Retained (Loss) Earnings
Balance, beginning of period	$9,067	$37,265	$29,289
Net (loss) income	(153,601)	(28,198)	7,976
Balance, end of period	(144,534)	9,067	37,265

Total Century Casinos, Inc. Shareholders' Equity	$(34,731)	$121,392	$144,028

Non-controlling Interests
Balance, beginning of period	$93,049	$10,171	$8,733
Net earnings	7,085	9,709	5,694
Foreign currency translation adjustment	(26)	648	(980)
Distributions to non-controlling interests	(8,804)	(19,604)	(3,276)
Consolidation of Smooth Bourbon, LLC	—	92,125	—
Balance, end of period	91,304	93,049	10,171

Total Equity	$56,573	$214,441	$154,199

Common shares issued	322,672	489,384	245,733

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
	2024	2023	2022
Amounts in thousands	As restated
Cash Flows (used in) provided by Operating Activities:
Net (loss) earnings	$(146,516)	$(18,489)	$13,670
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	49,595	41,043	27,109
Lease amortization	6,288	4,224	4,003
Loss on disposition of fixed assets	1,457	691	18
Income from equity investment	—	(1,121)	(3,249)
Amortization of stock-based compensation expense	66	3,610	3,335
Amortization and write-off of deferred financing costs and discount on note receivable	2,892	2,695	9,716
Loss on debt extinguishment	—	7,299	—
Gain on debt repurchase (Note 6)	(146)	—	—
Loss on sale of assets (Note 1)	—	—	2,154
Gain on sale of operations (Note 1)	—	(1,660)	—
Deferred taxes	24,124	(23,516)	(15,126)
Impairment - goodwill	70,189	—	—
Changes in Operating Assets and Liabilities:
Receivables, net	6,858	(5,968)	139
Prepaid expenses and other assets	(6,591)	8,047	(1,335)
Accounts payable	(3,358)	(6,112)	(1,941)
Other current and long-term liabilities	8,217	4,326	4,043
Inventories	909	323	(142)
Accrued payroll	(1,368)	391	985
Taxes payable	(15,915)	8,272	(5,982)
Net cash (used in) provided by operating activities	(3,299)	24,055	37,397

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(59,235)	(59,621)	(19,193)
Smooth Bourbon dividends (Note 3)	—	2,256	4,989
Smooth Bourbon consolidation (Note 3)	—	528	(95,000)
Nugget acquisition, net of cash acquired (Note 3)	—	(98,792)	—
Rocky Gap acquisition, net of cash acquired (Note 3)	—	(52,581)	—
Notes receivable proceeds	25	—	—
Purchase of intangible assets - casino license	(1,760)	(536)	(390)
Proceeds from disposition of assets	82	89	124
Century Casino Calgary sale earn out	—	1,660	—
Calgary asset sale (Note 1)	—	—	6,330
Net cash used in investing activities	(60,888)	(206,997)	(103,140)

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
	2024	2023	2022
Amounts in thousands	As restated
Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	13,367	65,100	355,000
Principal payments	(8,704)	(57,123)	(171,550)
Payment of deferred financing costs	—	—	(18,864)
Proceeds from sale leaseback (Note 1)	—	162,648	—
Distributions to non-controlling interests	(8,804)	(19,604)	(3,276)
Repurchase of shares to satisfy tax withholding	(235)	(1,290)	(434)
Proceeds from exercise of stock options	—	126	286
Net cash (used in) provided by financing activities	(4,376)	149,857	161,162

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(4,014)	$2,544	$(1,329)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(72,577)	$(30,541)	$94,090

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$171,590	$202,131	$108,041
Cash, Cash Equivalents and Restricted Cash at End of Period	$99,013	$171,590	$202,131

Supplemental Disclosure of Cash Flow Information:
Interest paid	$88,154	$81,937	$53,276
Income taxes paid	$16,802	$5,754	$8,968
Income tax refunds	$358	$—	$890
Non-Cash Investing Activities:
Purchase of property and equipment on account	$7,929	$7,809	$6,717

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

2.  SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

-F12-

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

-F13-

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

Goodwill – Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Notes 2 and 5 for additional information about the Company’s goodwill, including the impairments recorded in the year ended December 31, 2024.

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

-F14-

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
-F15-

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

-F16-

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

Restatement of Previously Issued Consolidated Financial Statements for the Fiscal Year Ended December 31, 2024

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2024, included in the Annual Report on Form 10-K filed with the SEC on March 13, 2025, an error was identified resulting from the miscalculation of the carrying value of invested capital for Rocky Gap during impairment testing. As such, adjustments were necessary to accurately reflect our financial position and results of operations as of and for that fiscal year. The carrying value was corrected, which exceeded Rocky Gap’s fair value, therefore resulting in an impairment of goodwill for the Company’s Rocky Gap reporting unit and a related income tax adjustment.

The error has been corrected in the accompanying consolidated balance sheets as of December 31, 2024 and the consolidated statements of (loss) earnings, statements of comprehensive loss, statements of equity, statements of cash flows and notes to consolidated financial statements for the year then ended.

The following table summarizes the effect of the error on the Company's consolidated balance sheet as of December 31, 2024:

	December 31,		December 31,
	2024		2024
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Goodwill	$36,256	$(26,473)	$9,783
Total Assets	$1,226,312	$(26,473)	$1,199,839

Deferred income taxes	$5,045	$(1,042)	$4,003
Total Liabilities	1,144,308	(1,042)	1,143,266

Retained (loss) earnings	(119,103)	(25,431)	(144,534)
Total Century Casinos, Inc. Shareholders' Equity	(9,300)	(25,431)	(34,731)
Total Equity	82,004	(25,431)	56,573
Total Liabilities and Equity	$1,226,312	$(26,473)	$1,199,839

-F17-

The following table summarizes the effect of the error on the Company's consolidated statements of (loss) earnings for the year ended December 31, 2024:

	December 31,		December 31,
	2024		2024
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Impairment - goodwill	$43,716	$26,473	$70,189
Total operating costs and expenses	571,603	26,473	598,076
Earnings (loss) from operations	4,316	(26,473)	(22,157)
(Loss) earnings before income taxes	(93,412)	(26,473)	(119,885)
Income tax (expense) benefit	(27,673)	1,042	(26,631)
Net (loss) earnings	(121,085)	(25,431)	(146,516)
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(128,170)	$(25,431)	$(153,601)

(Loss) earnings per share attributable to Century Casinos, Inc. shareholders
Basic	$(4.19)	$(0.83)	$(5.02)
Diluted	$(4.19)	$(0.83)	$(5.02)

The following table summarizes the effect of the error on the Company's consolidated statements of comprehensive loss for the year ended December 31, 2024:

	December 31,		December 31,
	2024		2024
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Net (loss) earnings	$(121,085)	$(25,431)	$(146,516)
Comprehensive (loss) income	(123,464)	(25,431)	(148,895)
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(130,523)	$(25,431)	$(155,954)

The following table summarizes the effect of the error on the Company's consolidated statements of equity for the year ended December 31, 2024:

	December 31,		December 31,
	2024		2024
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Retained (Loss) Earnings
Net (loss) income	$(128,170)	$(25,431)	$(153,601)
Balance, end of period	(119,103)	(25,431)	(144,534)

Total Century Casinos, Inc. Shareholder's Equity	$(9,300)	$(25,431)	$(34,731)

Total Equity	$82,004	$(25,431)	$56,573

-F18-

The following table summarizes the effect of the error on the Company's consolidated statements of cash flows for the year ended December 31, 2024:

	December 31,		December 31,
	2024		2024
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Cash Flows (used in) provided by Operating Activities
Net (loss) earnings	$(121,085)	$(25,431)	$(146,516)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Deferred taxes	25,166	(1,042)	24,124
Impairment - goodwill	43,716	26,473	70,189
Net cash (used in) provided by operating activities	$(3,299)	$—	$(3,299)

The following table summarizes the effect of the error on the Company's notes to consolidated financial statements Note 5. Goodwill and Intangible Assets for the year ended December 31, 2024:

	United States	Total		United States	Total
	As Previously	As Previously
Amounts in thousands	Reported	Reported	Adjustments	As Restated	As Restated
Impairments	(43,716)	(43,716)	(26,473)	(70,189)	(70,189)
Accumulated impairment losses December 31, 2024	(63,502)	(66,877)	(26,473)	(89,975)	(93,350)

Net carrying value at December 31, 2024	$26,473	$36,256	$(26,473)	$—	$9,783

The following tables summarize the effect of the error on the Company's notes to consolidated financial statements Note 13. Income Taxes for the year ended December 31, 2024:

	2024		2024
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
(Loss) income before taxes:
US	$(96,548)	$(26,473)	$(123,021)
Total (loss) income before taxes	$(93,412)	$(26,473)	$(119,885)

	2024		2024
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
US - Deferred	$26,227	$(1,042)	$25,185
Provision (benefit) for US income taxes	$26,560	$(1,042)	$25,518
Total provision (benefit) for income taxes	$27,673	$(1,042)	$26,631

-F19-

	2024		2024
	As Previously
	Reported	Adjustments	As Restated
Foreign tax rate differential	(0.2%)	0.1%	(0.1%)
State income tax (net of federal benefit)	2.5%	1.0%	3.5%
Income tax to owners of non-controlling interest (Smooth Bourbon)	1.6%	(0.4%)	1.2%
Statutory to US GAAP adjustments, including foreign currency	(0.8%)	0.2%	(0.6%)
Valuation allowance	(52.2%)	6.2%	(46.0%)
Unrecognized tax benefit	0.6%	(0.1%)	0.5%
Stock options	(0.2%)	0.1%	(0.1%)
Effect of cross-border tax laws (GILTI, Subpart F)	(0.7%)	0.1%	(0.6%)
Foreign dividend withholding - current	(1.3%)	0.3%	(1.0%)
Permanent and other items	0.1%	(0.1%)	—
Total provision for income taxes	(29.6%)	7.4%	(22.2%)

	2024		2024
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Deferred tax assets
Amortization of goodwill for tax	$15,984	$7,445	$23,429
	183,825	7,445	191,270
Valuation allowance	(49,279)	(6,403)	(55,682)
	$134,546	$1,042	$135,588

Long-term deferred tax (liability) asset	$(4,743)	$1,042	$(3,701)

The following table summarizes the effect of the error on the Company's notes to consolidated financial statements Note 15. Segment and Geographic Information for the year ended December 31, 2024:

	United States	Total		United States	Total
	As Previously	As Previously
Amounts in thousands	Reported	Reported	Adjustments	As Restated	As Restated
(Loss) earnings before income taxes	$(41,309)	$(93,412)	$(26,473)	$(67,782)	$(119,885)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(76,422)	$(128,170)	$(25,431)	$(101,853)	$(153,601)
Income tax expense (benefit)	28,016	27,673	(1,042)	26,974	26,631
Impairment - goodwill	43,716	43,716	26,473	70,189	70,189
Adjusted EBITDAR	$93,791	$102,678	$—	$93,791	$102,678

Long-lived assets	909,768	1,074,604	(26,473)	883,295	1,048,131
Total assets	957,028	1,226,312	(26,473)	930,555	1,199,839

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

-F20-

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

-F21-

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

-F22-

on the estimated working capital of Rocky Gap at closing. The Company paid an additional $0.1 million in working capital adjustments on December 18, 2023.

As of July 25, 2023, the Company began consolidating Rocky Gap as a wholly-owned subsidiary. Rocky Gap contributed $67.1 million and $31.7 million in net operating revenue and ($39.9) million and ($2.5) million in net loss attributable to Century Casinos, Inc. shareholders for the years ended December 31, 2024 and 2023, respectively.

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

-F23-

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

-F24-

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

-F25-

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

5.  GOODWILL AND INTANGIBLE ASSETS (AS RESTATED)

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

The Company determined that goodwill related to the Nugget was impaired. On July 30, 2024, the Company announced that it was replacing the management team at the Nugget. During the annual forecast process that began mid-fourth quarter 2024, the new management team revised the future operating results assumptions due to revised future performance expectations for the Nugget based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. The Company recorded $43.7 million to impairment – goodwill in its consolidated statement of (loss) earnings for the year ended December 31, 2024 related to the impairment of the Nugget’s goodwill.

As discussed in the Explanatory Note, the Company concluded that its previously issued consolidated financial statements for the year ended December 31, 2024 should be restated to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of its Rocky Gap reporting unit. During the annual forecast process that began mid-fourth quarter 2024, the management team at Rocky Gap revised the future operating results assumptions due to delays in the execution of the planned player engagement strategy. As a result of the updated forecast and the corrected calculation of the carrying value of invested capital calculation, goodwill related to Rocky Gap was concluded to be impaired during the fourth quarter of the year ended December 31,

-F26-

2024. The Company recorded $26.5 million to impairment – goodwill in its consolidated statement of (loss) earnings for the year ended December 31, 2024 related to the impairment of Rocky Gap’s goodwill.

Changes in the carrying value of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States As Restated	Canada	Poland	Total As Restated
Gross carrying value January 1, 2023	$19,786	$7,142	$5,816	$32,744
Acquisitions	70,189	—	—	70,189
Currency translation	—	91	720	811
Gross carrying value December 31, 2023	89,975	7,233	6,536	103,744
Currency translation	—	(301)	(310)	(611)
Gross carrying value December 31, 2024	89,975	6,932	6,226	103,133

Accumulated impairment losses January 1, 2023	(19,786)	(3,375)	—	(23,161)
Accumulated impairment losses December 31, 2023	(19,786)	(3,375)	—	(23,161)
Impairments	(70,189)	—	—	(70,189)
Accumulated impairment losses December 31, 2024	(89,975)	(3,375)	—	(93,350)

Net carrying value at December 31, 2023	$70,189	$3,858	$6,536	$80,583
Net carrying value at December 31, 2024	$—	$3,557	$6,226	$9,783

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

-F27-

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

-F28-

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

-F29-

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

-F30-

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

-F31-

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

-F32-

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

-F34-

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

-F36-

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

-F37-

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

-F38-

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

-F39-

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

-F40-

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

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statements of (loss) earnings as follows:

	For the year ended December 31,
Amounts in thousands	2024	2023	2022
Compensation expense:
2016 Plan	$66	$3,610	$3,335

13.  INCOME TAXES (AS RESTATED)

The Company’s US and foreign pre-tax (loss) income is summarized in the table below:

Amounts in thousands	2024 As Restated	2023	2022
(Loss) income before taxes:
US	$(123,021)	$(30,793)	$(10,142)
Foreign	3,136	6,961	16,152
Total (loss) income before taxes	$(119,885)	$(23,832)	$6,010

The Company’s provision (benefit) for income taxes is summarized as follows:

	For the year ended December 31,
Amounts in thousands	2024 As Restated	2023	2022
US - Current	$333	$1,088	$3,176
US - Deferred	25,185	(6,504)	(14,981)
Provision (benefit) for US income taxes	$25,518	$(5,416)	$(11,805)

Foreign - Current	$2,174	$17,085	$4,291
Foreign - Deferred	(1,061)	(17,012)	(146)
Provision for foreign income taxes	$1,113	$73	$4,145
Total provision (benefit) for income taxes	$26,631	$(5,343)	$(7,660)

-F41-

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2024 As Restated	2023	2022
US federal income tax statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differential	(0.1%)	23.3%	18.6%
State income tax (net of federal benefit)	3.5%	2.1%	0.9%
Income taxed to owners of non-controlling interest (Smooth Bourbon)	1.2%	4.7%	—
Meals, entertainment, gifts and giveaways	(0.2%)	(1.0%)	3.7%
Statutory to US GAAP adjustments, including foreign currency	(0.6%)	0.8%	(3.7%)
Valuation allowance	(46.0%)	(5.5%)	(173.5%)
Unrecognized tax benefit	0.5%	(0.3%)	(4.7%)
Stock options	(0.1%)	(1.0%)	7.0%
Effect of cross-border tax laws (GILTI, Subpart F)	(0.6%)	—	2.5%
Foreign dividend withholding - current	(1.0%)	(5.1%)	—
Foreign dividend withholding - unremitted earnings	0.2%	(15.0%)	—
Permanent and other items	—	(1.6%)	0.7%
Total provision for income taxes	(22.2%)	22.4%	(127.5%)

The Company’s effective income tax rate for the year ended December 31, 2024 was (22.2%). The federal corporate income tax rate in the United States for 2024 was 21%. The Company is also subject to Colorado, Missouri, West Virginia and Maryland state jurisdictions that had corporate tax rates ranging from 4.0% to 8.25% in 2024. The Company’s foreign tax rate differential reflects the fact that the US federal corporate income tax rate differs from statutory rates in Poland, Austria, Mauritius and Canada, which are 19.0%, 23.0%, 17.0% and 23.0%, respectively. Further, the income tax burden on the earnings taxed to the non-controlling interest holders of Smooth Bourbon is not reported by the Company.

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

The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International, Ltd. Further, based on management’s assessment of available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred tax assets in the United States, as of December 31, 2024, a valuation allowance of $55.7 million has been recorded to recognize the portion of US deferred tax assets more likely than not to be realized, which materially impacted the Company’s effective tax rate in 2024. The Company's valuation allowances increased by $55.3 million for the year ended December 31, 2024.

-F42-

The Company’s deferred income taxes at December 31, 2024 and 2023 are summarized as follows:

Amounts in thousands	2024 As Restated	2023
Deferred tax assets (liabilities) – US Federal and state:
Deferred tax assets
Amortization of goodwill for tax	$23,429	$8,115
Financing obligation to VICI Properties, Inc. subsidiaries	141,614	127,074
NOL carryforward	4,344	2,705
Operating and finance leases	331	394
Disallowed interest expense	20,456	11,036
Accrued liabilities and other	1,096	1,780
	191,270	151,104
Valuation allowance	(55,682)	—
	$135,588	$151,104
Deferred tax liabilities
Property and equipment	$(135,522)	$(126,426)
Operating and finance leases	(312)	(375)
Prepaid expenses	(411)	(475)
Unremitted foreign subsidiary earnings	(3,044)	(2,343)
	$(139,289)	$(129,619)
Long-term deferred tax (liability) asset	$(3,701)	$21,485

Deferred tax assets (liabilities) – foreign
Deferred tax assets
Property and equipment	$613	$314
Financing obligation to VICI Properties, Inc. subsidiaries	35,818	38,354
NOL carryforward	9,967	10,245
Accrued liabilities and other	867	978
Operating and finance leases	5,580	5,138
Subsidiary liquidation	1,831	2,378
Exchange rate gain	695	589
	55,371	57,996
Valuation allowance	(11,016)	(11,389)
	$44,355	$46,607
Deferred tax liabilities
Property and equipment	$(21,765)	$(24,425)
Exchange rate loss	(1)	(4)
Intangibles	(980)	(1,062)
Operating and finance leases	(4,975)	(4,485)
Unremitted foreign subsidiary earnings	(302)	(1,225)
Others	(475)	(609)
	$(28,498)	$(31,810)
Long-term deferred tax asset	$15,857	$14,797

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

-F43-

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
-F44-

14.  FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS REPORTING (AS RESTATED)

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

On July 30, 2024, the Company announced it was replacing the management team at the Nugget. During the annual forecast process that began in mid-fourth quarter 2024, the new management team revised the future operating results assumptions due to revised future performance expectations based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. As a result, the Company impaired goodwill at the Nugget based on these updated assumptions during the fourth quarter of the year ended December 31, 2024.

As discussed in the Explanatory Note, the Company concluded that its previously issued consolidated financial statements for the year ended December 31, 2024 should be restated to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of its Rocky Gap reporting unit. During the annual forecast process that began mid-fourth quarter 2024, the management team at Rocky Gap revised the future operating results assumptions due to delays in the execution of the planned player engagement strategy. As a result of the updated forecast and the corrected calculation of the carrying value of invested capital calculation, goodwill related to Rocky Gap was concluded to be impaired during the fourth quarter of the year ended December 31, 2024.

As a result of the impairments, the Company recorded $70.2 million to impairment – goodwill for the year ended December 31, 2024. Management’s assessments were designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate the Nugget’s and Rocky Gap’s goodwill.

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

-F45-

15.  SEGMENT AND GEOGRAPHIC INFORMATION (AS RESTATED)

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

-F46-

the consolidated results as reported under US GAAP. Adjusted EBITDAR is not considered a measure of performance recognized under US GAAP.

The following tables provide summary information regarding the Company’s reportable segments:

	For the year ended December 31, 2024
Amounts in thousands	United States As Restated	Canada	Poland	Corporate and Other	Total As Restated
Net operating revenue	$419,668	$76,317	$79,900	$34	$575,919

Less:
Payroll expense	107,354	23,491	26,137	4,985	161,967
Operating expenses	81,820	25,145	12,112	8,864	127,941
Gaming tax expense	106,469	—	39,304	—	145,773
Other segment items (1)	30,234	7,519	3,309	4	41,066
Acquisition costs	—	—	—	19	19
Pre-opening and termination expenses	—	—	(3,525)	—	(3,525)
Adjusted EBITDAR	$93,791	$20,162	$2,563	$(13,838)	$102,678

(Loss) earnings before income taxes	$(67,782)	$5,343	$(3,101)	$(54,345)	$(119,885)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(101,853)	$3,390	$(1,909)	$(53,229)	$(153,601)
Interest expense (income), net (2)	47,566	12,544	(41)	40,654	100,723
Income tax expense (benefit)	26,974	1,010	(237)	(1,116)	26,631
Depreciation and amortization	43,254	4,368	1,811	162	49,595
Net earnings (loss) attributable to non-controlling interests	7,097	943	(955)	—	7,085
Non-cash stock-based compensation	—	—	—	66	66
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	24	(2,057)	(584)	(356)	(2,973)
Impairment - goodwill (4)	70,189	—	—	—	70,189
Loss (gain) on disposition of fixed assets	540	(36)	953	—	1,457
Acquisition costs	—	—	—	(19)	(19)
Pre-opening and termination expenses	—	—	3,525	—	3,525
Adjusted EBITDAR	$93,791	$20,162	$2,563	$(13,838)	$102,678

Segment assets (5)	$29,583	$21,605	$4,183	$43,398	$98,769
Long-lived assets (6)	883,295	126,335	35,575	2,926	1,048,131
Total assets	930,555	169,368	41,988	57,928	1,199,839
Capital expenditures	50,276	3,796	5,101	62	59,235

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Included in the Canada segment is $1.1 million cost recovery income for CDR.

(4)Related to the impairment of goodwill at the Nugget and Rocky Gap.

(5)Segment assets are cash and cash equivalents.

(6)Long-lived assets are calculated as total assets less total current assets, deferred income taxes and note receivable, net of current portion and unamortized discount.

-F47-

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

-F48-

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

-F49-

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

-F50-

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