Form 10-Q/A
period 2025-03-31
CENTURY CASINOS INC /CO/
filed 2025-11-14
CIK 911147

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

EXPLANATORY NOTE

Century Casinos, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, which was originally filed with the US Securities and Exchange Commission (“SEC”) on May 12, 2025 (the “Original Form 10-Q”). The purpose of this Amendment is to restate our previously issued unaudited condensed consolidated financial statements and related financial information in the Original Form 10-Q. This Amendment also restates our previous conclusion and disclosure with respect to the effectiveness of our disclosure controls and procedures.

Restatement Background

As disclosed in Form 8-K filed on November 10, 2025, on November 6, 2025, the Audit Committee of the Board of Directors of the Company concluded that our previously issued audited consolidated financial statements as of and for the year ended December 31, 2024 (the “Form 10-K Financial Statements”) included in the Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K”) contained a material error and should be restated. This determination occurred after meeting with our Chief Financial Officer and other members of management and members of our Board of Directors. The error also impacted the unaudited condensed consolidated financial statements (the “Form 10-Q Financial Statements”, and with the Form 10-K Financial Statements the “Previously Issued Financial Statements”) contained in the Original Form 10-Q and the Form 10-Q for the quarter ended June 30, 2025 (the “Original Forms 10-Q”). This Amendment is being filed to restate certain disclosures and our condensed consolidated financial statements to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit that resulted in an impairment of goodwill of $26.5 million for this reporting unit. Accordingly, investors and all other persons should no longer rely upon the Previously Issued Financial Statements included in the Original Form 10-Q. In addition, any previously issued or filed earnings releases, investor presentations or other communications describing the Previously Issued Financial Statements and other related financial information covering these periods should no longer be relied upon.

Other Amended Filings

In addition to this Form 10-Q/A, we are concurrently filing an amendment to the Original Form 10-K and Form 10-Q for the quarter ended June 30, 2025 to restate our previously issued audited and unaudited consolidated financial statements and related financial information presented therein and to restate our previous conclusion and disclosure with respect to the effectiveness of our disclosure controls and procedures for those periods and our internal control over financial reporting for the year ended December 31, 2024.

Disclosure Control Considerations

As a result of this restatement, management has reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Management has concluded that our disclosure controls and procedures were not effective as of March 31, 2025. We did not adequately design, implement and maintain effective controls to timely review certain key inputs and assumptions used in the performance of impairment testing and related disclosures. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

For a discussion of management’s considerations of our disclosure controls and procedures, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A amends and restates the Original Form 10-Q in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. The following items in the Original Form 10-Q have been amended as a result of, and to reflect, the restatement:

•Part I, Item 1, Financial Statements

•Part I, Item 4, Controls and Procedures

•Part II, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Part II, Item 6, Exhibits

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officers and principal financial officer are filed herewith as exhibits to this Form 10-Q/A pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Investors should rely only on the financial information and other disclosures regarding the restated period in this Form 10-Q/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to this period.

See Note 1 to the condensed consolidated financial statements, included in Part I of this Form 10-Q/A, for additional information on the restatement and the related condensed consolidated financial statement effects.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Amendment should be read in conjunction with our other filings with the SEC.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2025	2024
Amounts in thousands, except for share and per share information	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$84,705	$98,769
Receivables, net	11,118	11,097
Prepaid expenses	20,196	19,597
Inventories	3,687	3,691
Other current assets	2,576	2,395
Total Current Assets	122,282	135,549

Property and equipment, net	918,017	922,146
Leased right-of-use assets, net	34,328	30,015
Goodwill	10,199	9,783
Intangible assets, net	83,610	84,916
Deferred income taxes	16,213	16,159
Deposits and other	1,448	1,271
Total Assets	$1,186,097	$1,199,839

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$7,074	$6,226
Current portion of operating lease liabilities	4,854	4,034
Current portion of finance lease liabilities	352	260
Accounts payable	16,254	20,974
Accrued liabilities	34,971	31,639
Accrued payroll	14,568	14,504
Taxes payable	7,759	8,407
Total Current Liabilities	85,832	86,044

Long-term debt, net of current portion and deferred financing costs (Note 4)	321,729	321,930
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 5)	703,451	700,970
Operating lease liabilities, net of current portion	32,768	29,148
Finance lease liabilities, net of current portion	615	494
Taxes payable and other	377	677
Deferred income taxes	4,184	4,003
Total Liabilities	1,148,956	1,143,266
Commitments and Contingencies (Note 6)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,682,603 and 30,682,603 shares issued and outstanding	307	307
Additional paid-in capital	124,212	123,922
Retained loss	(165,147)	(144,534)
Accumulated other comprehensive loss	(13,720)	(14,426)
Total Century Casinos, Inc. Shareholders' Equity (Deficit)	(54,348)	(34,731)
Non-controlling interests	91,489	91,304
Total Equity	37,141	56,573
Total Liabilities and Equity	$1,186,097	$1,199,839

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

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months
	ended March 31,
	2025	2024
Amounts in thousands, except for share information	As restated
Common Stock
Balance, beginning of period	$307	$304
Performance stock unit issuance	—	3
Balance, end of period	307	307

Additional Paid-in Capital
Balance, beginning of period	$123,922	$124,094
Amortization of stock-based compensation	290	503
Performance stock unit issuance	—	(238)
Balance, end of period	124,212	124,359

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(14,426)	$(12,073)
Foreign currency translation adjustment	706	(2,065)
Balance, end of period	(13,720)	(14,138)

Retained (Loss) Earnings
Balance, beginning of period	$(144,534)	$9,067
Net loss	(20,613)	(13,544)
Balance, end of period	(165,147)	(4,477)

Total Century Casinos, Inc. Shareholders' Equity (Deficit)	$(54,348)	$106,051

Non-controlling Interests
Balance, beginning of period	$91,304	$93,049
Net earnings	1,734	1,850
Foreign currency translation adjustment	381	(40)
Distributions to non-controlling interests	(1,930)	(1,961)
Balance, end of period	91,489	92,898

Total Equity	$37,141	$198,949

Common shares issued	—	322,672

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

Restatement of Previously Issued Interim Condensed Consolidated Financial Statements (Unaudited and Restated)

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2025, included in the Quarterly Report on Form 10-Q filed with the SEC on May 12, 2025, an error was identified resulting from the miscalculation of the carrying value of invested capital for Rocky Gap during impairment testing. As such, adjustments were necessary to accurately reflect our financial position and results of operations as of and for the three months ended March 31, 2025. The carrying value was corrected, which exceeded Rocky Gap’s fair value, therefore resulting in an impairment of goodwill for the Company’s Rocky Gap reporting unit and a related income tax adjustment. The impairment was recorded in the fourth quarter of the year ended December 31, 2024 and had no impact on the previously reported results of operations during the three months ended March 31, 2025 and 2024.

The error has been corrected in the accompanying condensed consolidated balance sheets as of March 31, 2025, the condensed consolidated statements of equity and the notes to condensed consolidated financial statements for the quarter then ended.

The following table summarizes the effect of the error on the Company's condensed consolidated balance sheets as of March 31, 2025:

	March 31,		March 31,
	2025		2025
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Goodwill	$36,672	$(26,473)	$10,199
Total Assets	$1,212,570	$(26,473)	$1,186,097

Deferred income taxes	$5,226	$(1,042)	$4,184
Total Liabilities	1,149,998	(1,042)	1,148,956

Retained loss	(139,716)	(25,431)	(165,147)
Total Century Casinos, Inc. Shareholders' Equity (Deficit)	(28,917)	(25,431)	(54,348)
Total Equity	62,572	(25,431)	37,141
Total Liabilities and Equity	$1,212,570	$(26,473)	$1,186,097

The following table summarizes the effect of the error on the Company's condensed consolidated statements of equity for the three months ended March 31, 2025:

	March 31,		March 31,
	2025		2025
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Retained (Loss) Earnings
Balance, beginning of period	$(119,103)	$(25,431)	$(144,534)
Balance, end of period	(139,716)	(25,431)	(165,147)

Total Century Casinos, Inc. Shareholder's Equity (Deficit)	$(28,917)	$(25,431)	$(54,348)

Total Equity	$62,572	$(25,431)	$37,141

The following table summarizes the effect of the error on the Company's notes to condensed consolidated financial statements Note 3. Goodwill and Intangible Assets for the period ended March 31, 2025:

	United States	Total		United States	Total
	As Previously	As Previously
Amounts in thousands	Reported	Reported	Adjustments	As Restated	As Restated
Accumulated impairment losses January 1, 2025	(63,502)	(66,877)	(26,473)	(89,975)	(93,350)
Accumulated impairment losses March 31, 2025	(63,502)	(66,877)	(26,473)	(89,975)	(93,350)

Net carrying value at January 1, 2025	$26,473	$36,256	$(26,473)	$—	$9,783
Net carrying value at March 31, 2025	$26,473	$36,672	$(26,473)	$—	$10,199

The following table summarizes the effect of the error on the Company's notes to condensed consolidated financial statements Note 12. Segment Information for the three months ended March 31, 2025:

	United States	Total		United States	Total
	As Previously	As Previously
Amounts in thousands	Reported	Reported	Adjustments	As Restated	As Restated
Long-lived assets	903,100	1,074,075	(26,473)	876,627	1,047,602
Total assets	952,952	1,212,570	(26,473)	926,479	1,186,097

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

3.GOODWILL AND INTANGIBLE ASSETS (AS RESTATED)

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of March 31, 2025 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material. Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States As Restated	Canada	Poland	Total As Restated
Gross carrying value January 1, 2025	$89,975	$6,932	$6,226	$103,133
Currency translation	—	9	407	416
Gross carrying value March 31, 2025	89,975	6,941	6,633	103,549

Accumulated impairment losses January 1, 2025	(89,975)	(3,375)	—	(93,350)
Accumulated impairment losses March 31, 2025	(89,975)	(3,375)	—	(93,350)

Net carrying value at January 1, 2025	$—	$3,557	$6,226	$9,783
Net carrying value at March 31, 2025	$—	$3,566	$6,633	$10,199

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

12.SEGMENT INFORMATION (AS RESTATED)

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended March 31, 2025
Amounts in thousands	United States As Restated	Canada	Poland	Corporate and Other	Total As Restated
Net operating revenue	$93,296	$16,516	$20,631	$—	$130,443

Less:
Payroll expense	25,878	5,459	6,076	1,376	38,789
Operating expenses	18,568	5,143	3,394	1,773	28,878
Gaming tax expense	25,237	—	10,015	—	35,252
Other segment items (1)	5,215	1,554	881	—	7,650
Pre-opening and termination expenses	—	—	(281)	—	(281)
Adjusted EBITDAR	$18,398	$4,360	$546	$(3,149)	$20,155

(Loss) earnings before income taxes	$(5,766)	$187	$(157)	$(12,662)	$(18,398)

Net loss attributable to Century Casinos, Inc. shareholders	$(7,550)	$(61)	$(165)	$(12,837)	$(20,613)
Interest expense (income), net (2)	13,110	3,207	42	9,298	25,657
Income tax expense	—	217	89	175	481
Depreciation and amortization	11,007	998	370	19	12,394
Net earnings (loss) attributable to non-controlling interests	1,784	31	(81)	—	1,734
Non-cash stock-based compensation	—	—	—	290	290
(Gain) loss on foreign currency transactions, cost recovery income and other	—	(31)	6	(94)	(119)
Loss (gain) on disposition of fixed assets	47	(1)	4	—	50
Pre-opening and termination expenses	—	—	281	—	281
Adjusted EBITDAR	$18,398	$4,360	$546	$(3,149)	$20,155

Segment assets (3)	$32,564	$20,980	$4,078	$27,083	$84,705
Long-lived assets (4)	876,627	126,333	41,799	2,843	1,047,602
Total assets	926,479	170,488	48,675	40,455	1,186,097
Capital expenditures	5,852	768	60	9	6,689

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

As discussed in the Explanatory Note, we concluded that our previously issued condensed consolidated financial statements for the three months ended March 31, 2025 should be restated to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit, which resulted in impairment of goodwill for this reporting unit of $26.5 million in the fourth quarter of the year ended December 31, 2024. The discussion of financial results presented herein reflects this restatement and related adjustments. The impairment was recorded in the fourth quarter of 2024 and had no impact on the previously reported results of operations during the three months ended March 31, 2025 and 2024. Management has restated their evaluation of disclosure controls and procedures.

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

Item 4. Controls and Procedures (As Restated)

Evaluation of Disclosure Controls and Procedures (Restated) – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Based on such evaluation, our principal executive officers and principal financial officer concluded at the time we filed the Original Form 10-Q that our disclosure controls and procedures were effective as of March 31, 2025.

Subsequent to the filing of the Original Form 10-Q, management identified a material weakness in internal control over financial reporting in connection with the restatement of the previously filed consolidated financial statements for the year ended December 31, 2024. As a result, management reevaluated the effectiveness of the Company’s disclosure controls and procedures, as further described in this Amendment, and concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weakness described in "Material Weakness" below.

Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Material Weakness

We concluded that our internal control over financial reporting was not effective as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Date: November 13, 2025