Form 10-Q/A
period 2025-06-30
CENTURY CASINOS INC /CO/
filed 2025-11-14
CIK 911147

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

EXPLANATORY NOTE

Century Casinos, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, which was originally filed with the US Securities and Exchange Commission (“SEC”) on August 7, 2025 (the “Original Form 10-Q”). The purpose of this Amendment is to restate our previously issued unaudited condensed consolidated financial statements and related financial information in the Original Form 10-Q. This Amendment also restates our previous conclusion and disclosure with respect to the effectiveness of our disclosure controls and procedures.

Restatement Background

As disclosed in Form 8-K filed on November 10, 2025, on November 6, 2025, the Audit Committee of the Board of Directors of the Company concluded that our previously issued audited consolidated financial statements as of and for the year ended December 31, 2024 (the “Form 10-K Financial Statements”) included in the Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K”) contained a material error and should be restated. This determination occurred after meeting with our Chief Financial Officer and other members of management and members of our Board of Directors. The error also impacted the unaudited condensed consolidated financial statements (the “Form 10-Q Financial Statements”, and with the Form 10-K Financial Statements the “Previously Issued Financial Statements”) contained in the Original Form 10-Q and the Form 10-Q for the quarter ended March 31, 2025 (the “Original Forms 10-Q”). This Amendment is being filed to restate certain disclosures and our condensed consolidated financial statements to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit that resulted in an impairment of goodwill of $26.5 million for this reporting unit. Accordingly, investors and all other persons should no longer rely upon the Previously Issued Financial Statements included in the Original Form 10-Q. In addition, any previously issued or filed earnings releases, investor presentations or other communications describing the Previously Issued Financial Statements and other related financial information covering these periods should no longer be relied upon.

Other Amended Filings

In addition to this Form 10-Q/A, we are concurrently filing an amendment to the Original Form 10-K and Form 10-Q for the fiscal quarter ended March 31, 2025 to restate our previously issued audited and unaudited consolidated financial statements and related financial information presented therein and to restate our previous conclusion and disclosure with respect to the effectiveness of our disclosure controls and procedures for those periods and our internal control over financial reporting for the year ended December 31, 2024.

Disclosure Control Considerations

As a result of this restatement, management has reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Management has concluded that our disclosure controls and procedures were not effective as of June 30, 2025. We did not adequately design, implement and maintain effective controls to timely review certain key inputs and assumptions used in the performance of impairment testing and related disclosures. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2025	2024
Amounts in thousands, except for share and per share information	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$85,541	$98,769
Receivables, net	13,347	11,097
Prepaid expenses	15,749	19,597
Inventories	3,639	3,691
Other current assets	1,016	2,395
Total Current Assets	119,292	135,549

Property and equipment, net	916,120	922,146
Leased right-of-use assets, net	34,854	30,015
Goodwill	10,815	9,783
Intangible assets, net	82,140	84,916
Deferred income taxes	17,298	16,159
Deposits and other	1,459	1,271
Total Assets	$1,181,978	$1,199,839

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,432	$6,226
Current portion of operating lease liabilities	5,185	4,034
Current portion of finance lease liabilities	383	260
Accounts payable	12,794	20,974
Accrued liabilities	34,477	31,639
Accrued payroll	15,659	14,504
Taxes payable	9,300	8,407
Total Current Liabilities	84,230	86,044

Long-term debt, net of current portion and deferred financing costs (Note 4)	321,528	321,930
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 5)	712,929	700,970
Operating lease liabilities, net of current portion	33,224	29,148
Finance lease liabilities, net of current portion	641	494
Taxes payable and other	408	677
Deferred income taxes	4,250	4,003
Total Liabilities	1,157,210	1,143,266
Commitments and Contingencies (Note 6)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 30,253,869 and 30,682,603 shares issued and outstanding	303	307
Additional paid-in capital	123,454	123,922
Retained loss	(177,456)	(144,534)
Accumulated other comprehensive loss	(13,225)	(14,426)
Total Century Casinos, Inc. Shareholders' Equity (Deficit)	(66,924)	(34,731)
Non-controlling interests	91,692	91,304
Total Equity	24,768	56,573
Total Liabilities and Equity	$1,181,978	$1,199,839

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2025	2024	2025	2024
Operating revenue:
Gaming	$111,070	$106,888	$211,736	$212,305
Pari-mutuel, sports betting and iGaming	5,071	5,298	7,956	8,687
Hotel	14,061	12,768	23,768	22,070
Food and beverage	13,505	13,810	25,611	26,555
Other	7,111	7,671	12,190	12,834
Net operating revenue	150,818	146,435	281,261	282,451
Operating costs and expenses:
Gaming	58,851	56,639	113,115	112,544
Pari-mutuel, sports betting and iGaming	6,203	5,938	9,688	9,688
Hotel	5,078	4,894	9,478	9,308
Food and beverage	12,168	12,451	23,531	24,682
Other	3,396	2,584	4,704	4,058
General and administrative	35,704	37,219	71,794	75,144
Depreciation and amortization	12,843	12,449	25,236	24,480
Total operating costs and expenses	134,243	132,174	257,546	259,904
Earnings from operations	16,575	14,261	23,715	22,547
Non-operating (expense) income:
Interest income	273	673	653	1,359
Interest expense	(26,211)	(25,756)	(52,247)	(51,570)
Gain on foreign currency transactions, cost recovery income and other (Note 1)	1,040	1,428	1,159	2,590
Non-operating (expense) income, net	(24,898)	(23,655)	(50,435)	(47,621)
Loss before income taxes	(8,323)	(9,394)	(26,720)	(25,074)
Income tax expense	(1,250)	(29,619)	(1,732)	(25,633)
Net loss	(9,573)	(39,013)	(28,452)	(50,707)
Net earnings attributable to non-controlling interests	(2,736)	(2,600)	(4,470)	(4,450)
Net loss attributable to Century Casinos, Inc. shareholders	$(12,309)	$(41,613)	$(32,922)	$(55,157)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.40)	$(1.36)	$(1.08)	$(1.81)
Diluted	$(0.40)	$(1.36)	$(1.08)	$(1.81)
Weighted average shares outstanding - basic	30,565	30,683	30,624	30,551
Weighted average shares outstanding - diluted	30,565	30,683	30,624	30,551

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2025	2024	2025	2024
Net loss	$(9,573)	$(39,013)	$(28,452)	$(50,707)

Other comprehensive income (loss)
Foreign currency translation adjustments	705	(244)	1,792	(2,349)
Other comprehensive income (loss)	705	(244)	1,792	(2,349)
Comprehensive loss	$(8,868)	$(39,257)	$(26,660)	$(53,056)

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(2,736)	(2,600)	(4,470)	(4,450)
Foreign currency translation adjustments	(210)	42	(591)	82
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(11,814)	$(41,815)	$(31,721)	$(57,424)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024
Amounts in thousands, except for share information	As restated		As restated
Common Stock
Balance, beginning of period	$307	$307	$307	$304
Common stock repurchase	(4)	—	(4)	—
Performance stock unit issuance	—	—	—	3
Balance, end of period	303	307	303	307

Additional Paid-in Capital
Balance, beginning of period	$124,212	$124,359	$123,922	$124,094
Amortization of stock-based compensation	196	343	486	846
Common stock repurchase (including incremental costs)	(954)	—	(954)	—
Performance stock unit issuance	—	—	—	(238)
Balance, end of period	123,454	124,702	123,454	124,702

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(13,720)	$(14,138)	$(14,426)	$(12,073)
Foreign currency translation adjustment	495	(202)	1,201	(2,267)
Balance, end of period	(13,225)	(14,340)	(13,225)	(14,340)

Retained (Loss) Earnings
Balance, beginning of period	$(165,147)	$(4,477)	$(144,534)	$9,067
Net loss	(12,309)	(41,613)	(32,922)	(55,157)
Balance, end of period	(177,456)	(46,090)	(177,456)	(46,090)

Total Century Casinos, Inc. Shareholders' Equity (Deficit)	$(66,924)	$64,579	$(66,924)	$64,579

Non-controlling Interests
Balance, beginning of period	$91,489	$92,898	$91,304	$93,049
Net earnings	2,736	2,600	4,470	4,450
Foreign currency translation adjustment	210	(42)	591	(82)
Distributions to non-controlling interests	(2,743)	(3,022)	(4,673)	(4,983)
Balance, end of period	91,692	92,434	91,692	92,434

Total Equity	$24,768	$157,013	$24,768	$157,013

Common shares issued	—	—	—	322,672
Common shares repurchased and retired	(428,734)	—	(428,734)	—

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

Restatement of Previously Issued Interim Condensed Consolidated Financial Statements (Unaudited and Restated)

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, included in the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025, an error was identified resulting from the miscalculation of the carrying value of invested capital for Rocky Gap during impairment testing. As such, adjustments were necessary to accurately reflect our financial position and results of operations as of and for the three and six months ended June 30, 2025. The carrying value was corrected, which exceeded Rocky Gap’s fair value, therefore resulting in an impairment of goodwill for the Company’s Rocky Gap reporting unit and a related income tax adjustment. The impairment was recorded in the fourth quarter of the year ended December 31, 2024 and had no impact on the previously reported results of operations during the three and six months ended June 30, 2025 and 2024.

The error has been corrected in the accompanying condensed consolidated balance sheets as of June 30, 2025, the condensed consolidated statements of equity and the notes to condensed consolidated financial statements for the quarter then ended.

The following table summarizes the effect of the error on the Company's condensed consolidated balance sheets as of June 30, 2025:

	June 30,		June 30,
	2025		2025
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Goodwill	$37,288	$(26,473)	$10,815
Total Assets	$1,208,451	$(26,473)	$1,181,978

Deferred income taxes	$5,292	$(1,042)	$4,250
Total Liabilities	1,158,252	(1,042)	1,157,210

Retained loss	(152,025)	(25,431)	(177,456)
Total Century Casinos, Inc. Shareholders' Equity (Deficit)	(41,493)	(25,431)	(66,924)
Total Equity	50,199	(25,431)	24,768
Total Liabilities and Equity	$1,208,451	$(26,473)	$1,181,978

The following table summarizes the effect of the error on the Company's condensed consolidated statements of equity for the three and six months ended June 30, 2025:

	For the three months ended		For the three months ended
	June 30, 2025		June 30, 2025
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Retained (Loss) Earnings
Balance, beginning of period	$(139,716)	$(25,431)	$(165,147)
Balance, end of period	(152,025)	(25,431)	(177,456)

Total Century Casinos, Inc. Shareholder's Equity (Deficit)	$(41,493)	$(25,431)	$(66,924)

Total Equity	$50,199	$(25,431)	$24,768

	For the six months ended		For the six months ended
	June 30, 2025		June 30, 2025
	As Previously
Amounts in thousands	Reported	Adjustments	As Restated
Retained (Loss) Earnings
Balance, beginning of period	$(119,103)	$(25,431)	$(144,534)
Balance, end of period	(152,025)	(25,431)	(177,456)

Total Century Casinos, Inc. Shareholder's Equity (Deficit)	$(41,493)	$(25,431)	$(66,924)

Total Equity	$50,199	$(25,431)	$24,768

The following table summarizes the effect of the error on the Company's notes to condensed consolidated financial statements Note 3. Goodwill and Intangible Assets for the period ended June 30, 2025:

	United States	Total		United States	Total
	As Previously	As Previously
Amounts in thousands	Reported	Reported	Adjustments	As Restated	As Restated
Accumulated impairment losses January 1, 2025	(63,502)	(66,877)	(26,473)	(89,975)	(93,350)
Accumulated impairment losses June 30, 2025	(63,502)	(66,877)	(26,473)	(89,975)	(93,350)

Net carrying value at January 1, 2025	$26,473	$36,256	$(26,473)	$—	$9,783
Net carrying value at June 30, 2025	$26,473	$37,288	$(26,473)	$—	$10,815

The following table summarizes the effect of the error on the Company's notes to condensed consolidated financial statements Note 12. Segment Information for the three and six months ended June 30, 2025:

	United States	Total		United States	Total
	As Previously	As Previously
Amounts in thousands	Reported	Reported	Adjustments	As Restated	As Restated
Long-lived assets	893,661	1,071,861	(26,473)	867,188	1,045,388
Total assets	940,744	1,208,451	(26,473)	914,271	1,181,978

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of June 30, 2025 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDAR and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material. Changes in the carrying amount of goodwill related to the United States, Canada and Poland segments are as follows:

Amounts in thousands	United States As Restated	Canada	Poland	Total As Restated
Gross carrying value January 1, 2025	$89,975	$6,932	$6,226	$103,133
Currency translation	—	180	852	1,032
Gross carrying value June 30, 2025	89,975	7,112	7,078	104,165

Accumulated impairment losses January 1, 2025	(89,975)	(3,375)	—	(93,350)
Accumulated impairment losses June 30, 2025	(89,975)	(3,375)	—	(93,350)

Net carrying value at January 1, 2025	$—	$3,557	$6,226	$9,783
Net carrying value at June 30, 2025	$—	$3,737	$7,078	$10,815

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended June 30, 2025
Amounts in thousands	United States As Restated	Canada	Poland	Corporate and Other	Total As Restated
Net operating revenue	$106,104	$20,005	$24,709	$—	$150,818

Less:
Payroll expense	25,670	6,097	6,810	1,243	39,820
Operating expenses	20,534	6,446	3,658	1,692	32,330
Gaming tax expense	27,135	—	12,054	—	39,189
Other segment items (1)	7,072	1,855	986	3	9,916
Pre-opening and termination expenses	—	—	(741)	—	(741)
Adjusted EBITDAR	$25,693	$5,607	$1,942	$(2,938)	$30,304

Earnings (loss) before income taxes	$1,576	$2,119	$610	$(12,628)	$(8,323)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(487)	$599	$245	$(12,666)	$(12,309)
Interest expense (income), net (2)	13,082	3,338	49	9,469	25,938
Income tax expense	223	748	241	38	1,250
Depreciation and amortization	11,010	1,074	741	18	12,843
Net earnings attributable to non-controlling interests	1,840	772	124	—	2,736
Non-cash stock-based compensation	—	—	—	195	195
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	—	(922)	(210)	8	(1,124)
Loss (gain) on disposition of fixed assets	25	(2)	11	—	34
Pre-opening and termination expenses	—	—	741	—	741
Adjusted EBITDAR	$25,693	$5,607	$1,942	$(2,938)	$30,304

Segment assets (4)	$28,941	$23,335	$5,398	$27,867	$85,541
Long-lived assets (5)	867,188	132,151	43,306	2,743	1,045,388
Total assets	914,271	178,700	51,241	37,766	1,181,978
Capital expenditures	4,653	973	173	10	5,809

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

(4)Segment assets are cash and cash equivalents.

(5)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

	For the six months ended June 30, 2025
Amounts in thousands	United States As Restated	Canada	Poland	Corporate and Other	Total As Restated
Net operating revenue	$199,401	$36,521	$45,339	$—	$281,261

Less:
Payroll expense	51,548	11,557	12,887	2,618	78,610
Operating expenses	39,102	11,588	7,052	3,467	61,209
Gaming tax expense	52,372	—	22,068	—	74,440
Other segment items (1)	12,287	3,409	1,866	3	17,565
Pre-opening and termination expenses	—	—	(1,022)	—	(1,022)
Adjusted EBITDAR	$44,092	$9,967	$2,488	$(6,088)	$50,459

(Loss) earnings before income taxes	$(4,184)	$2,302	$454	$(25,292)	$(26,720)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(8,030)	$533	$81	$(25,506)	$(32,922)
Interest expense (income), net (2)	26,189	6,546	91	18,768	51,594
Income tax expense	223	964	331	214	1,732
Depreciation and amortization	22,016	2,073	1,111	36	25,236
Net earnings attributable to non-controlling interests	3,623	805	42	—	4,470
Non-cash stock-based compensation	—	—	—	486	486
Gain on foreign currency transactions, cost recovery income and other (3)	—	(952)	(205)	(86)	(1,243)
Loss (gain) on disposition of fixed assets	71	(2)	15	—	84
Pre-opening and termination expenses	—	—	1,022	—	1,022
Adjusted EBITDAR	$44,092	$9,967	$2,488	$(6,088)	$50,459

Segment assets (4)	$28,941	$23,335	$5,398	$27,867	$85,541
Long-lived assets (5)	867,188	132,151	43,306	2,743	1,045,388
Total assets	914,271	178,700	51,241	37,766	1,181,978
Capital expenditures	10,505	1,741	233	19	12,498

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

As discussed in the Explanatory Note, we concluded that our previously issued condensed consolidated financial statements for the three and six months ended June 30, 2025 should be restated to reflect the correction of the calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit, which resulted in impairment of goodwill for this reporting unit of $26.5 million in the fourth quarter of the year ended December 31, 2024. The discussion of financial results presented herein reflects this restatement and related adjustments. The impairment was recorded in the fourth quarter of 2024 and had no impact on the previously reported results of operations during the three and six months ended June 30, 2025 and 2024. Management has restated their evaluation of disclosure controls and procedures.

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

Item 4. Controls and Procedures (As Restated)

Evaluation of Disclosure Controls and Procedures (Restated) – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on such evaluation, our principal executive officers and principal financial officer concluded at the time we filed the Original Form 10-Q that our disclosure controls and procedures were effective as of June 30, 2025.

Subsequent to the filing of the Original Form 10-Q, management identified a material weakness in internal control over financial reporting in connection with the restatement of the previously filed consolidated financial statements for the year ended December 31, 2024. As a result, management reevaluated the effectiveness of the Company’s disclosure controls and procedures as further described in this Amendment, and concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weakness described in "Material Weakness" below.

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

* Filed herewith.

** Furnished herewith.

P Filed on Paper.

†Incorporated by reference from the original 10-Q filing. Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted as the identified confidential portions are both not material and are the type of information that the registrant treats as private or confidential. The registrant agrees to supplementally furnish an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Margaret Stapleton

Margaret Stapleton

Chief Financial Officer

Date: November 13, 2025