Form 10-Q
period 2025-09-30
CENTURY CASINOS INC /CO/
filed 2025-11-14
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,445,056 shares of common stock, $0.01 par value per share, were outstanding as of November 6, 2025.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$77,692	$98,769
Receivables, net	12,095	11,097
Prepaid expenses	15,507	19,597
Inventories	3,652	3,691
Other current assets	511	2,395
Total Current Assets	109,457	135,549

Property and equipment, net	906,755	922,146
Leased right-of-use assets, net	33,633	30,015
Goodwill	10,703	9,783
Intangible assets, net	79,632	84,916
Deferred income taxes	17,157	16,159
Deposits and other	1,567	1,271
Total Assets	$1,158,904	$1,199,839

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$7,989	$6,226
Current portion of operating lease liabilities	5,032	4,034
Current portion of finance lease liabilities	352	260
Accounts payable	7,258	20,974
Accrued liabilities	31,883	31,639
Accrued payroll	15,654	14,504
Taxes payable	7,827	8,407
Total Current Liabilities	75,995	86,044

Long-term debt, net of current portion and deferred financing costs (Note 4)	321,327	321,930
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 5)	712,064	700,970
Operating lease liabilities, net of current portion	31,935	29,148
Finance lease liabilities, net of current portion	563	494
Taxes payable and other	413	677
Deferred income taxes	4,251	4,003
Total Liabilities	1,146,548	1,143,266
Commitments and Contingencies (Note 6)

Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 29,652,946 and 30,682,603 shares issued and outstanding	297	307
Additional paid-in capital	122,243	123,922
Retained loss	(188,004)	(144,534)
Accumulated other comprehensive loss	(13,147)	(14,426)
Total Century Casinos, Inc. Shareholders' Equity (Deficit)	(78,611)	(34,731)
Non-controlling interests	90,967	91,304
Total Equity	12,356	56,573
Total Liabilities and Equity	$1,158,904	$1,199,839

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2025	2024	2025	2024
Operating revenue:
Gaming	$106,793	$105,450	$318,529	$317,753
Pari-mutuel, sports betting and iGaming	6,685	5,753	14,641	14,439
Hotel	14,845	15,350	38,613	37,419
Food and beverage	18,343	18,630	43,954	45,185
Other	7,058	10,518	19,247	23,351
Net operating revenue	153,724	155,701	434,984	438,147
Operating costs and expenses:
Gaming	56,371	57,229	169,486	169,773
Pari-mutuel, sports betting and iGaming	7,551	6,978	17,239	16,666
Hotel	5,237	5,009	14,716	14,317
Food and beverage	14,761	15,127	38,292	39,809
Other	2,811	4,844	7,515	8,901
General and administrative	37,050	36,134	108,843	111,273
Depreciation and amortization	12,817	12,462	38,053	36,942
Total operating costs and expenses	136,598	137,783	394,144	397,681
Earnings from operations	17,126	17,918	40,840	40,466
Non-operating (expense) income:
Interest income	405	751	1,058	2,110
Interest expense	(26,418)	(25,855)	(78,665)	(77,426)
(Loss) gain on foreign currency transactions, cost recovery income and other (Note 1)	(85)	127	1,075	2,717
Non-operating (expense) income, net	(26,098)	(24,977)	(76,532)	(72,599)
Loss before income taxes	(8,972)	(7,059)	(35,692)	(32,133)
Income tax (expense) benefit	(423)	334	(2,155)	(25,299)
Net loss	(9,395)	(6,725)	(37,847)	(57,432)
Net earnings attributable to non-controlling interests	(1,153)	(1,394)	(5,623)	(5,844)
Net loss attributable to Century Casinos, Inc. shareholders	$(10,548)	$(8,119)	$(43,470)	$(63,276)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.35)	$(0.26)	$(1.43)	$(2.07)
Diluted	$(0.35)	$(0.26)	$(1.43)	$(2.07)
Weighted average shares outstanding - basic	29,956	30,683	30,399	30,595
Weighted average shares outstanding - diluted	29,956	30,683	30,399	30,595

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2025	2024	2025	2024
Net loss	$(9,395)	$(6,725)	$(37,847)	$(57,432)

Other comprehensive income (loss)
Foreign currency translation adjustments	134	935	1,926	(1,414)
Other comprehensive income (loss)	134	935	1,926	(1,414)
Comprehensive loss	$(9,261)	$(5,790)	$(35,921)	$(58,846)

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(1,153)	(1,394)	(5,623)	(5,844)
Foreign currency translation adjustments	(56)	(310)	(647)	(228)
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(10,470)	$(7,494)	$(42,191)	$(64,918)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for share information	2025	2024	2025	2024
Common Stock
Balance, beginning of period	$303	$307	$307	$304
Common stock repurchase	(6)	—	(10)	—
Performance stock unit issuance	—	—	—	3
Balance, end of period	297	307	297	307

Additional Paid-in Capital
Balance, beginning of period	$123,454	$124,702	$123,922	$124,094
Amortization of stock-based compensation	316	(280)	802	566
Common stock repurchase (including incremental costs)	(1,527)	—	(2,481)	—
Performance stock unit issuance	—	—	—	(238)
Balance, end of period	122,243	124,422	122,243	124,422

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(13,225)	$(14,340)	$(14,426)	$(12,073)
Foreign currency translation adjustment	78	625	1,279	(1,642)
Balance, end of period	(13,147)	(13,715)	(13,147)	(13,715)

Retained (Loss) Earnings
Balance, beginning of period	$(177,456)	$(46,090)	$(144,534)	$9,067
Net loss	(10,548)	(8,119)	(43,470)	(63,276)
Balance, end of period	(188,004)	(54,209)	(188,004)	(54,209)

Total Century Casinos, Inc. Shareholders' (Deficit) Equity	$(78,611)	$56,805	$(78,611)	$56,805

Non-controlling Interests
Balance, beginning of period	$91,692	$92,434	$91,304	$93,049
Net earnings	1,153	1,394	5,623	5,844
Foreign currency translation adjustment	56	310	647	228
Distributions to non-controlling interests	(1,934)	(1,910)	(6,607)	(6,893)
Balance, end of period	90,967	92,228	90,967	92,228

Total Equity	$12,356	$149,033	$12,356	$149,033

Common shares issued	—	—	—	322,672
Common shares repurchased and retired	(600,923)	—	(1,029,657)	—

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,
Amounts in thousands	2025	2024
Cash Flows provided by (used in) Operating Activities:
Net loss	$(37,847)	$(57,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,053	36,942
Operating lease expense	5,510	4,628
Paid in kind interest on financing obligation	6,324	2,784
Loss on disposition of fixed assets	123	866
Amortization of stock-based compensation expense	802	566
Amortization of deferred financing costs and discount on notes receivable	2,055	2,022
Gain on debt repurchase	—	(146)
Deferred taxes	(749)	20,676
Changes in Operating Assets and Liabilities:
Receivables, net	(827)	2,469
Prepaid expenses and other assets	4,345	(2,627)
Accounts payable	(15,116)	(6,646)
Other current and long-term liabilities	2,135	7,577
Inventories	62	643
Accrued payroll	382	(549)
Taxes payable	1,550	(12,817)
Net cash provided by (used in) operating activities	6,802	(1,044)

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(17,374)	(44,546)
Notes receivable proceeds	160	—
Purchase of intangible assets - casino license	(677)	(1,760)
Proceeds from disposition of assets	83	48
Net cash used in investing activities	(17,808)	(46,258)

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	2,977	11,800
Principal payments	(4,604)	(7,283)
Distributions to non-controlling interests	(6,607)	(6,893)
Common shares repurchased and retired	(2,468)	—
Repurchase of shares to satisfy tax withholding	—	(235)
Net cash used in financing activities	(10,702)	(2,611)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$794	$(2,576)

Decrease in Cash, Cash Equivalents and Restricted Cash	$(20,914)	$(52,489)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$99,013	$171,590
Cash, Cash Equivalents and Restricted Cash at End of Period	$78,099	$119,101

Supplemental Disclosure of Cash Flow Information:
Interest paid	$71,148	$64,436
Income taxes paid	$1,884	$15,793
Income tax refunds	$1,086	$358
Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,770	$9,128

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of September 30, 2025 are detailed below.

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

The Company’s Colorado, West Virginia and Nevada subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps. The Company has also partnered with a sports betting operator to offer sports wagering in Missouri, which is expected to begin on December 1, 2025. During 2024, two of the Company’s sports betting partners in Colorado requested early termination of their agreements, and the Company agreed to cancel the agreements. The agreement with Circa Sports was cancelled in May 2024. As part of the Circa Sports termination agreement, the Company received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. Tipico Group Ltd. (“Tipico”) exited the US market, and the Tipico agreement was cancelled in July 2024. As part of the Tipico termination agreement, the Company received a payment of $1.6 million that included sports betting revenue owed from November 2023 to June 2024 and a breakage fee of $1.0 million. The breakage fees were recorded as other revenue on the Company’s condensed consolidated statements of loss, resulting in $1.0 million and $1.7 million in other revenue for the three and nine months ended September 30, 2024, respectively. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in our United States segment.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of September 30, 2025, CPL operated five casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 3 for additional information regarding CPL’s gaming licenses and casinos.

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

Other Projects and Developments

Sports Betting – Missouri

In May 2025, the Company announced that it has partnered with BetMGM, LLC (“BetMGM”) to operate an online and mobile sports betting application under the Company’s license in Missouri. The agreement includes a percentage of net gaming revenue payable to the Company, with a guaranteed minimum, as well as retail sportsbook options to be exercised at its discretion. Sports betting is expected to begin in Missouri on December 1, 2025.

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

Preparation of Financial Statements

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting, the rules and regulations of the Securities and Exchange Commission, which apply to interim financial statements, and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain prior period amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the current presentation in the condensed consolidated financial statements and the accompanying notes thereto.

Cash and Cash Equivalents and Restricted Cash – A reconciliation of cash and cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	September 30,	September 30,
Amounts in thousands	2025	2024
Cash and cash equivalents	$77,692	$118,770
Restricted cash included in deposits and other	407	331
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$78,099	$119,101

As of September 30, 2025, the Company had $0.3 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of September 30, 2024, the Company had $0.3 million related to payments of prizes and giveaways for Casinos Poland and less than $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of September 30,	As of December 31,
Ending Rates	2025	2024
Canadian dollar (CAD)	1.3917	1.4349
Euros (EUR)	0.8522	0.9611
Polish zloty (PLN)	3.6379	4.1106

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2025	2024	% Change	2025	2024	% Change
Canadian dollar (CAD)	1.3773	1.3641	(1.0%)	1.3988	1.3600	(2.9%)
Euros (EUR)	0.8561	0.9103	6.0%	0.8964	0.9201	2.6%
Polish zloty (PLN)	3.6461	3.9007	6.5%	3.8012	3.9624	4.1%
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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. The reportable segments with goodwill balances as of September 30, 2025 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material. Changes in the carrying amount of goodwill are as follows:

Amounts in thousands	United States	Canada	Poland	Total
Gross carrying value January 1, 2025	$89,975	$6,932	$6,226	$103,133
Currency translation	—	110	810	920
Gross carrying value September 30, 2025	89,975	7,042	7,036	104,053

Accumulated impairment losses January 1, 2025	(89,975)	(3,375)	—	(93,350)
Accumulated impairment losses September 30, 2025	(89,975)	(3,375)	—	(93,350)

Net carrying value at January 1, 2025	$—	$3,557	$6,226	$9,783
Net carrying value at September 30, 2025	$—	$3,667	$7,036	$10,703

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach. Intangible assets at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2025	2024
Finite-lived
Casino licenses	$3,746	$3,055
Less: accumulated amortization	(998)	(844)
	2,748	2,211
Trademarks	16,718	16,718
Less: accumulated amortization	(4,757)	(3,508)
	11,961	13,210
Player's club lists	59,253	59,253
Less: accumulated amortization	(26,146)	(21,048)
	33,107	38,205
Total finite-lived intangible assets, net	47,816	53,626
Indefinite-lived
Casino licenses	30,030	29,698
Trademarks	1,786	1,592
Total indefinite-lived intangible assets	31,816	31,290
Total intangible assets, net	$79,632	$84,916

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

Changes in the carrying amount of the United States trademarks are as follows:

Amounts in thousands	Balance at January 1, 2025	Amortization	Balance at September 30, 2025
United States	$13,210	$(1,249)	$11,961

As of September 30, 2025, estimated amortization expense of the United States trademarks over the next five years and thereafter was as follows:

Amounts in thousands
2025	$416
2026	1,665
2027	1,665
2028	1,665
2029	1,645
Thereafter	4,905
$11,961

Trademark amortization expense was $0.4 million for each of the three months ended September 30, 2025 and 2024 and $1.2 million for each of the nine months ended September 30, 2025 and 2024. The weighted-average amortization period of the United States trademarks is 6.5 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2025	Currency translation	Balance at September 30, 2025
Poland	$1,484	$194	$1,678
Corporate and Other	108	—	108
	$1,592	$194	$1,786

Casino Licenses: Finite-Lived

As of September 30, 2025, Casinos Poland had six casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2025	New Casino License	Amortization	Currency translation	Balance at September 30, 2025
Poland	$2,211	$677	$(450)	$310	$2,748

As of September 30, 2025, estimated amortization expense for the CPL casino licenses over the next five years and thereafter was as follows:

Amounts in thousands
2025	$156
2026	625
2027	625
2028	582
2029	540
Thereafter	220
$2,748

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. Casino license amortization expense was $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million for each of the nine months ended September 30, 2025 and 2024. The weighted average period before the next license expiration is 4.4 years. In Poland, gaming licenses are not renewable. Before a gaming license expires in a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city. Although the Company applies for the new license prior to the expiration of the current license, there is no guarantee a new license will be awarded prior to the expiration of the current license or at all. The Company was awarded a second license in the city of Wroclaw in March 2025. The Company expects to open the casino in January 2026. The Company was notified in June 2025 that it had not received a new license for its Hilton Hotel casino in Warsaw.

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

Amounts in thousands	Balance at January 1, 2025	Currency translation	Balance at September 30, 2025
United States	$18,962	$—	$18,962
Canada	10,736	332	11,068
	$29,698	$332	$30,030

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

Amounts in thousands	Balance at January 1, 2025	Amortization	Balance at September 30, 2025
United States	$38,205	$(5,098)	$33,107

As of September 30, 2025, estimated amortization expense for the player’s club lists over the next five years and thereafter was as follows:

Amounts in thousands
2025	$1,700
2026	6,556
2027	3,888
2028	3,888
2029	3,888
Thereafter	13,187
$33,107

Player’s club amortization expense was $1.7 million for each of the three months ended September 30, 2025 and 2024 and $5.1 million for each of the nine months ended September 30, 2025 and 2024. The weighted-average amortization period for the player’s club lists is 3.8 years.

4. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of September 30, 2025 and December 31, 2024 consisted of the following:

Amounts in thousands	September 30, 2025		December 31, 2024
Goldman term loan	$334,259	10.54%	$336,884	11.45%
Credit facility - CPL	4,098	7.17%	1,339	7.30%
UniCredit term loan	391	3.18%	1,387	3.02%
Total principal	$338,748	10.51%	$339,610	11.39%
Deferred financing costs	(9,432)		(11,454)
Total long-term debt	$329,316		$328,156
Less current portion	(7,989)		(6,226)
Long-term portion	$321,327		$321,930

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement provides for the $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of September 30, 2025, the outstanding balance of the Goldman Term Loan was $334.3 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Term Loan to fund the acquisition of the Nugget, for the repayment of approximately $166.2 million outstanding under a prior credit facility and for related fees and expenses.

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

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”), or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the nine months ended September 30, 2024 and 2025, the weighted average interest rates under the Goldman Term Loan were 11.58% and 10.54%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of $0.1 million were recorded as interest expense in the condensed consolidated statements of loss for each of the three and nine months ended September 30, 2025 and 2024.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. If the Company has aggregate outstanding revolving loans, swingline loans, and letters of credit greater than $10.5 million as of the last day of any fiscal quarter, it is required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. The Company had no outstanding revolving loans, swingline loans, or letters of credit as of September 30, 2025, and therefore the Consolidated First Lien Net Leverage Ratio requirement did not apply.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million for each of the three months ended September 30, 2025 and 2024 and $2.0 million for each of the nine months ended September 30, 2025 and 2024. These costs are included in interest expense in the condensed consolidated statements of loss for the three and nine months ended September 30, 2025 and 2024.

Casinos Poland

As of September 30, 2025, CPL had a short-term line of credit (“CPL Credit Facility”) with mBank S.A. (“mBank”) used to finance current operations. The CPL Credit Facility was amended in June 2025 to extend the line of credit borrowing capacity of PLN 15.0 million through June 25, 2026. The CPL Credit Facility bears an interest rate of overnight WIBOR plus 2.00%. As of September 30, 2025, the CPL Credit Facility had an outstanding balance of PLN 14.9 million ($4.1 million based on the exchange rate in effect on September 30, 2025) and PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2025) was available for additional borrowing. The CPL Credit Facility is secured by a building owned by CPL in Warsaw. The CPL Credit Facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the CPL Credit Facility as of September 30, 2025. The violation of the covenant allows the lender to increase the interest rate by 0.50% until the covenants are met again but does not result in an acceleration of the loan.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.3 million based on the exchange rate in effect on September 30, 2025). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.5 million based on the exchange rate in effect on September 30, 2025) with mBank and will terminate in January 2031 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 1.2 million ($0.3 million based on the exchange rate in effect on September 30, 2025) in deposits for this purpose as of September 30, 2025. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

As of September 30, 2025, CRM had a credit agreement with UniCredit Bank Austria AG (“UniCredit”) originally entered into in August 2018 as a $7.4 million line of credit for acquisitions and capital expenditures at the Company’s existing operations or new operations. The line of credit was converted to a EUR 6.0 million term loan in June 2021 (the “UniCredit Term Loan”). The UniCredit Term Loan matures on December 31, 2025 and bears interest at a rate of 2.875%. As of September 30, 2025, the amount outstanding was EUR 0.3 million ($0.4 million based on the exchange rate in effect on September 30, 2025) and the Company had no further borrowings available. The UniCredit Term Loan is secured by a EUR 6.0 million guarantee by the Company and has no financial covenants.

As of September 30, 2025, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	CPL Credit Facility (1)	UniCredit Term Loan	Total
2025	$875	$4,098	$391	$5,364
2026	3,500	—	—	3,500
2027	3,500	—	—	3,500
2028	3,500	—	—	3,500
2029	322,884	—	—	322,884
Total	$334,259	$4,098	$391	$338,748

(1)The CPL Credit Facility line of credit is available through June 2026. There is no set repayment schedule for the line of credit. The Company has included the balance in 2025 based on the planned repayment schedule.

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

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.4 million based on the exchange rate on September

30, 2025) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

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

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the Base Rent Escalator of 1.0125%. The estimated future payments shown below are not adjusted for increases based on the CPI. Remaining cash rent payments adjusted for CPI for the year ending December 31, 2025 are estimated to be $15.5 million.

Amounts in thousands
2025 (1)	$14,736
2026 (1)	63,184
2027	60,430
2028	61,186
2029	61,951
Thereafter	2,154,060
Total payments	2,415,547
Residual value	20,577
Less imputed interest	(1,724,060)
Total	$712,064

(1)Included in 2025 and 2026 is the $4.2 million in additional annual rent related to the Caruthersville project that has been deferred for 12 months and will be paid over a six month period beginning in December 2025.

Total payments and interest expense related to the Master Lease for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2025	2024	2025	2024
Payments made per Master Lease	$13,709	$12,630	$40,976	$36,335
CPI increase	733	560	2,198	1,494
Total payments made including CPI increase	14,442	13,190	43,174	37,829

Cash paid for principal (1)	$—	$—	$—	$—
Cash paid for interest	14,442	13,190	43,174	37,829

Interest expense	$16,637	$15,212	$49,533	$45,586

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

The Company was notified in June 2025 that it was not awarded a new license to operate a casino at the Hilton Hotel in Warsaw, Poland. Agreements with the employees at the Hilton Hotel casino in Warsaw provide for severance pay. The final payments related to the Hilton Hotel casino were made in September 2025.

A reconciliation of the liability as of September 30, 2025 is presented below.

Amounts in thousands
Balance as of January 1, 2025	$766
Termination costs (1)	666
Payments	(1,259)
Estimate adjustments	(223)
Currency translation	50
Balance as of September 30, 2025	$—

(1)Termination costs are included in general and administrative expenses in the Poland reportable segment for the three and nine months ended September 30, 2025.

7.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the nine months ended September 30, 2025, the Company recognized income tax expense of $2.2 million on pre-tax loss of ($35.7) million, representing an effective income tax rate of (6.0%) compared to income tax expense of $25.3 million on pre-tax loss of ($32.1) million, representing an effective income tax rate of (78.7%) for the same period in 2024.

For the nine months ended September 30, 2025, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the nine months ended September 30, 2025.

A number of items caused the effective income tax rate for the nine months ended September 30, 2025 to differ from the US federal statutory income tax rate of 21%, including certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. Further, the Company expects to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd. Additionally, the Company maintains a full valuation allowance on certain net deferred tax assets in the United States, which was initially recorded in the second quarter of 2024.

On July 4, 2025, One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA extends and makes permanent several key provisions of the Tax Cuts and Jobs Act of 2017 previously set to expire at the end of 2025. This new legislation also introduces modifications to international taxation. The Company does not anticipate material US cash taxes in 2025, and this legislation confirms the Company’s ability to maintain minimal US cash taxes for 2025. The Company does not anticipate OBBBA will have a material impact on its income tax expense for 2025.

8.EQUITY

Earnings (Loss) per Share

The calculation of basic loss per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2025	2024	2025	2024
Weighted average common shares, basic	29,956	30,683	30,399	30,595
Dilutive effect of stock options	—	—	—	—
Weighted average common shares, diluted	29,956	30,683	30,399	30,595

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2025	2024	2025	2024
Stock options	427	396	310	287

Common Stock Repurchase Program

Since March 2000, the Company has had a discretionary program to repurchase its outstanding common stock. Beginning in May 2025, the Company has entered into 10b5-1 trading plans (the “Plans”) for the purpose of repurchasing shares of the Company’s outstanding common stock in accordance with the share repurchase program previously authorized by the Company’s Board of Directors. The Plans are intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Repurchases of common stock under the Plans are being administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plans.

The previous 10b5-1 plan announced on May 14, 2025 expired by its terms on July 31, 2025. The Company’s current 10b5-1 trading plan was announced on August 11, 2025. The current plan authorized the repurchase of up to $2.5 million of shares of the Company’s outstanding common stock and expires by its terms on December 31, 2025. During the three and nine months ended September 30, 2025, the Company repurchased and retired 600,923 and 1,029,657 shares of the Company’s common stock for $1.5 million and $2.5 million, respectively, on the open market under the Plans. The total amount remaining under the current plan was $1.5 million as of September 30, 2025. See Part II, Item 2 of this report for additional details.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and nine months ended September 30, 2025 and 2024.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2025.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents.

10.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2025	2024	2025	2024
Revenue from contracts with customers	$153,724	$155,701	$434,984	$438,147
Cost recovery income	—	—	991	1,066
Total revenue	$153,724	$155,701	$435,975	$439,213

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, iGaming, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, iGaming, hotel, food and beverage, and other.

Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the three months ended September 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$76,634	$12,299	$17,860	$—	$106,793
Pari-mutuel, sports betting and iGaming	3,778	2,907	—	—	6,685
Hotel	14,693	152	—	—	14,845
Food and beverage	14,355	3,763	225	—	18,343
Other	5,537	1,468	53	—	7,058
Net operating revenue	$114,997	$20,589	$18,138	$—	$153,724

	For the three months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$75,023	$12,343	$18,084	$—	$105,450
Pari-mutuel, sports betting and iGaming	3,023	2,730	—	—	5,753
Hotel	15,193	157	—	—	15,350
Food and beverage	14,809	3,623	198	—	18,630
Other	9,091	1,422	5	—	10,518
Net operating revenue	$117,139	$20,275	$18,287	$—	$155,701

	For the nine months ended September 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$221,043	$35,493	$61,993	$—	$318,529
Pari-mutuel, sports betting and iGaming	7,248	7,393	—	—	14,641
Hotel	38,158	455	—	—	38,613
Food and beverage	33,797	9,464	693	—	43,954
Other	14,150	4,304	793	—	19,247
Net operating revenue	$314,396	$57,109	$63,479	$—	$434,984

	For the nine months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Gaming	$222,094	$36,865	$58,794	$—	$317,753
Pari-mutuel, sports betting and iGaming	7,094	7,345	—	—	14,439
Hotel	36,987	432	—	—	37,419
Food and beverage	35,140	9,435	610	—	45,185
Other	18,365	4,348	625	13	23,351
Net operating revenue	$319,680	$58,425	$60,029	$13	$438,147

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

The amount of revenue recognized that was included in the opening contract liability balance was $3.7 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, and $5.9 million and $3.5 million for the three and nine months ended September 30, 2024, respectively. This revenue consists primarily of the Company’s deferred revenue for events at the Nugget and deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States.

Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months ended		For the three months ended
	September 30, 2025		September 30, 2024
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$502	5,199	$853	$7,121
Closing	560	3,776	2,015	4,182
Increase (Decrease)	$58	$(1,423)	$1,162	$(2,939)

	For the nine months ended		For the nine months ended
	September 30, 2025		September 30, 2024
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$553	$3,644	$1,640	$4,714
Closing	560	3,776	2,015	4,182
Increase (Decrease)	$7	$132	$375	$(532)

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

The components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2025	2024	2025	2024
Operating lease expense	$1,810	$1,673	$5,510	$4,628

Finance lease expense:
Amortization of right-of-use assets	$70	$41	$191	$124
Interest on lease liabilities	17	15	51	45
Total finance lease expense	$87	$56	$242	$169

Short-term lease expense	$33	$32	$98	$95

Variable lease expense	$335	$201	$1,056	$766

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,
Amounts in thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$50	$44
Operating cash flows from operating leases	5,443	4,709
Financing cash flows from finance leases	262	199

Right-of-use assets obtained in exchange for operating lease liabilities	$4,850	$8,254
Right-of-use assets obtained in exchange for finance lease liabilities	$400	$347

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	September 30, 2025	December 31, 2024
Operating leases
Leased right-of-use assets, net	$33,633	$30,015

Current portion of operating lease liabilities	5,032	4,034
Operating lease liabilities, net of current portion	31,935	29,148
Total operating lease liabilities	36,967	33,182

Finance leases
Finance lease right-of-use assets, gross	1,635	1,198
Accumulated depreciation	(455)	(256)
Property and equipment, net	1,180	942

Current portion of finance lease liabilities	352	260
Finance lease liabilities, net of current portion	563	494
Total finance lease liabilities	915	754

Weighted-average remaining lease term
Operating leases	11.2 years	12.5 years
Finance leases	2.7 years	3.3 years

Weighted-average discount rate
Operating leases	8.4%	8.6%
Finance leases	7.1%	7.7%

Maturities of lease liabilities as of September 30, 2025 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2025	$1,721	$112
2026	7,011	372
2027	6,945	303
2028	6,806	178
2029	6,346	46
Thereafter	34,304	—
Total lease payments	63,133	1,011
Less imputed interest	(26,166)	(96)
Total	$36,967	$915

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

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments:

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
	Midwest	Century Casino & Hotel Central City
Century Casino & Hotel Cripple Creek
Century Casino & Hotel Cape Girardeau and The Riverview (1)
Century Casino & Hotel Caruthersville and The Farmstead (1)
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada	Century Casino & Hotel Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Poland	Casinos Poland
Corporate and Other (2)	Corporate and Other	Corporate Other

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo and leased under the Master Lease.

(2)Corporate and Other is not a reportable segment and is presented for reconciliation purposes only.

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended September 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$114,997	$20,589	$18,138	$—	$153,724

Less:
Payroll expense	27,113	6,200	6,188	1,167	40,668
Operating expenses	23,250	6,888	3,343	1,888	35,369
Gaming tax expense	28,014	—	9,065	—	37,079
Other segment items (1)	7,478	2,078	736	21	10,313
Pre-opening and termination expenses	—	—	(769)	—	(769)
Adjusted EBITDAR	$29,142	$5,423	$(425)	$(3,076)	$31,064

Earnings (loss) before income taxes	$4,926	$891	$(1,874)	$(12,915)	$(8,972)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,155	$297	$(1,176)	$(12,824)	$(10,548)
Interest expense (income), net (2)	13,093	3,361	60	9,499	26,013
Income tax expense (benefit)	—	625	(111)	(91)	423
Depreciation and amortization	11,065	1,151	581	20	12,817
Net earnings (loss) attributable to non-controlling interests	1,771	(31)	(587)	—	1,153
Non-cash stock-based compensation	—	—	—	316	316
Loss on foreign currency transactions, cost recovery income and other	36	17	24	4	81
Loss on disposition of fixed assets	22	3	15	—	40
Pre-opening and termination expenses	—	—	769	—	769
Adjusted EBITDAR	$29,142	$5,423	$(425)	$(3,076)	$31,064

Segment assets (3)	$25,389	$23,078	$3,531	$25,694	$77,692
Long-lived assets (4)	858,631	128,882	42,150	2,627	1,032,290
Total assets	903,255	174,721	47,886	33,042	1,158,904
Capital expenditures	3,868	526	479	3	4,876

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Segment assets are cash and cash equivalents.

(4)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

	For the three months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$117,139	$20,275	$18,287	$—	$155,701

Less:
Payroll expense	27,607	6,257	6,314	1,374	41,552
Operating expenses	22,660	7,049	3,042	1,743	34,494
Gaming tax expense	27,706	—	9,044	—	36,750
Other segment items (1)	9,994	2,080	682	—	12,756
Pre-opening expenses	—	—	(2,753)	—	(2,753)
Adjusted EBITDAR	$29,172	$4,889	$1,958	$(3,117)	$32,902

Earnings (loss) before income taxes	$6,475	$614	$(1,117)	$(13,031)	$(7,059)

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$4,701	$1,134	$(681)	$(13,273)	$(8,119)
Interest expense (income), net (2)	11,720	3,241	(14)	10,157	25,104
Income tax (benefit) expense	—	(481)	(95)	242	(334)
Depreciation and amortization	10,939	1,078	409	36	12,462
Net earnings (loss) attributable to non-controlling interests	1,774	(39)	(341)	—	1,394
Non-cash stock-based compensation	—	—	—	(280)	(280)
Loss (gain) on foreign currency transactions, cost recovery income and other	25	(44)	(83)	1	(101)
Loss on disposition of fixed assets	13	—	10	—	23
Pre-opening expenses	—	—	2,753	—	2,753
Adjusted EBITDAR	$29,172	$4,889	$1,958	$(3,117)	$32,902

Segment assets (3)	$31,808	$24,870	$4,751	$57,341	$118,770
Long-lived assets (4)	954,260	133,480	37,901	3,026	1,128,667
Total assets	1,007,107	184,380	44,696	66,472	1,302,655
Capital expenditures	7,905	235	2,066	—	10,206

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Segment assets are cash and cash equivalents.

(4)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

	For the nine months ended September 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$314,396	$57,109	$63,479	$—	$434,984

Less:
Payroll expense	78,661	17,757	19,074	3,785	119,277
Operating expenses	62,355	18,476	10,393	5,354	96,578
Gaming tax expense	80,386	—	31,133	—	111,519
Other segment items (1)	19,765	5,487	2,603	24	27,879
Pre-opening and termination expenses	—	—	(1,790)	—	(1,790)
Adjusted EBITDAR	$73,229	$15,389	$2,066	$(9,163)	$81,521

Earnings (loss) before income taxes	$733	$3,195	$(1,416)	$(38,204)	$(35,692)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(4,884)	$832	$(1,090)	$(38,328)	$(43,470)
Interest expense (income), net (2)	39,283	9,905	150	28,269	77,607
Income tax expense	223	1,589	219	124	2,155
Depreciation and amortization	33,084	3,223	1,692	54	38,053
Net earnings (loss) attributable to non-controlling interests	5,394	774	(545)	—	5,623
Non-cash stock-based compensation	—	—	—	802	802
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	36	(935)	(180)	(83)	(1,162)
Loss (gain) on disposition of fixed assets	93	1	30	(1)	123
Pre-opening and termination expenses	—	—	1,790	—	1,790
Adjusted EBITDAR	$73,229	$15,389	$2,066	$(9,163)	$81,521

Segment assets (4)	$25,389	$23,078	$3,531	$25,694	$77,692
Long-lived assets (5)	858,631	128,882	42,150	2,627	1,032,290
Total assets	903,255	174,721	47,886	33,042	1,158,904
Capital expenditures	14,373	2,267	712	22	17,374

(1)Other segment items include cost of goods sold and marketing expenses.

(2)Interest expense in the United States and Canada segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

(3)Includes $1.0 million related to cost recovery income for CDR in the Canada segment.

(4)Segment assets are cash and cash equivalents.

(5)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

	For the nine months ended September 30, 2024
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net operating revenue	$319,680	$58,425	$60,029	$13	$438,147

Less:
Payroll expense	81,146	17,874	18,982	4,135	122,137
Operating expenses	61,380	19,425	8,791	6,254	95,850
Gaming tax expense	80,527	—	29,554	—	110,081
Other segment items (1)	23,278	5,644	2,289	4	31,215
Acquisition costs	—	—	—	19	19
Pre-opening expenses	—	—	(2,753)	—	(2,753)
Adjusted EBITDAR	$73,349	$15,482	$3,166	$(10,399)	$81,598

Earnings (loss) before income taxes	$5,601	$4,853	$(931)	$(41,656)	$(32,133)

Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(25,066)	$3,276	$(716)	$(40,770)	$(63,276)
Interest expense (income), net (2)	35,159	9,300	(70)	30,927	75,316
Income tax expense (benefit)	25,340	702	143	(886)	25,299
Depreciation and amortization	32,030	3,315	1,462	135	36,942
Net earnings (loss) attributable to non-controlling interests	5,327	875	(358)	—	5,844
Non-cash stock-based compensation	—	—	—	566	566
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	24	(1,950)	(415)	(352)	(2,693)
Loss (gain) on disposition of fixed assets	535	(36)	367	—	866
Acquisition costs	—	—	—	(19)	(19)
Pre-opening expenses	—	—	2,753	—	2,753
Adjusted EBITDAR	$73,349	$15,482	$3,166	$(10,399)	$81,598

Segment assets (4)	$31,808	$24,870	$4,751	$57,341	$118,770
Long-lived assets (5)	954,260	133,480	37,901	3,026	1,128,667
Total assets	1,007,107	184,380	44,696	66,472	1,302,655
Capital expenditures	39,492	1,660	3,342	52	44,546

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

13.TRANSACTIONS WITH RELATED PARTIES

Marnell owns 50% of Smooth Bourbon along with the Company. The Company paid Marnell $1.9 million for each of the three months ended September 30, 2025 and 2024 and $5.8 million for each of the nine months ended September 30, 2025 and 2024. The payments were recorded as distributions to noncontrolling interests and consist of rent related to the 50% interest in the lease between Smooth Bourbon and the Nugget owned by Marnell and 50% of the operating costs of Smooth Bourbon.

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

The table below provides information about the aggregation of our operating segments and reporting units into reportable segments.

Reportable Segment	Operating Segment	Reporting Unit
United States	East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
	Midwest	Century Casino & Hotel Central City
Century Casino & Hotel Cripple Creek
Century Casino & Hotel Cape Girardeau and The Riverview (1)
Century Casino & Hotel Caruthersville and The Farmstead (1)
	West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Canada	Century Casino & Hotel Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Poland	Casinos Poland
Corporate and Other (2)	Corporate and Other	Corporate Other

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo and leased to us under the Master Lease.

(2)Corporate and Other is not a reportable segment and is presented for reconciliation purposes only.

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

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of September 30, 2025, CPL had casino licenses for six casinos and operated five casinos throughout Poland. We closed the Hilton Hotel casino in Warsaw in June 2025 after we were notified that we had not received a new license for the casino. The following table summarizes information about CPL’s casinos as of September 30, 2025.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Warsaw Presidential Hotel	September 2028	70	35
Bielsko-Biala (1)	Hotel Grepielnia	February 2030	56	5
Katowice (1)	Metropol Hotel Katowice	February 2030	70	13
Wroclaw (2)	Polonia Hotel	December 2029	70	13
Lodz	Manufaktura Entertainment Complex	June 2030	70	9
Wroclaw (3)	Korona Hotel	March 2031	—	—

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

(3)We were awarded a license for a second location in Wroclaw in March 2025. We anticipate opening the casino in January 2026 with 50 slot machines and four table games.

Through our wholly-owned subsidiary Century Nevada Acquisition, Inc., we have a 50% equity interest in Smooth Bourbon, LLC (“Smooth Bourbon”) which we consolidate as a subsidiary for which we have a controlling financial interest. The remaining 50% of Smooth Bourbon is owned by Marnell Gaming, LLC (“Marnell”) and is reported as a non-controlling financial interest.

Restatement of Previously Issued Consolidated Financial Statements

We concluded that our previously issued consolidated financial statements for the year ended December 31, 2024 should be restated to reflect the correction of a calculation of the carrying value of invested capital used in the valuation of our Rocky Gap reporting unit that resulted in an impairment of goodwill for this reporting unit of $26.5 million in the fourth quarter of the year ended December 31, 2024. Certain previously issued financial statements as and for the year ended December 31, 2024 and the quarters ended March 31, 2025 and June 30, 2025 were restated. The restated periods do not affect the financial statements presented in this Form 10-Q. See also Part I, Item 4, “Controls and Procedures,” of this report.

Recent Developments Related to Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including volatile changes in stock markets, foreign currency exchange rates, political unrest and armed conflicts, inflation, US domestic and other international economic policies, such as tariffs, and the US government shutdown, and other factors. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could have a material adverse effect on our business, financial condition and results of operations. The actual or perceived impact of macroeconomic conditions on consumer spending could lead to fewer customer visits and decreased discretionary spending by our customers. Any worsening in economic conditions in the regions in which we operate or globally, or the perception that conditions may worsen, could reduce consumer discretionary spending or increase our costs and erode our net earnings and cash flows.

Other Projects and Developments

Sports Betting – Missouri

In May 2025, we announced that we have partnered with BetMGM to operate an online and mobile sports betting application under our license in Missouri. The agreement includes a percentage of net gaming revenue payable to us, with a guaranteed minimum, as well as retail sportsbook options to be exercised at our discretion. Sports betting is expected to begin in Missouri on December 1, 2025.

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

Strategic Review Process

In August 2025, we announced that our Board of Directors (the “Board”) initiated a comprehensive strategic review of our operations, capital structure and strategic growth options. The review will explore a range of potential strategic alternatives for our assets and businesses aimed at enhancing shareholder value and supporting long-term growth. These alternatives may include opportunities to unlock value within our existing property portfolio, optimize our capital structure, evaluate potential mergers, strategic partnerships, or the sale of the Company, and to analyze potential divestments of assets or other asset-level transactions. The Board has not set a timetable for the conclusion of this review. At this stage, no commitments or decisions have been made and there can be no assurance that the review will result in any transaction or particular change to our business. We do not intend to make further public comments on the process unless and until we determine that further disclosure is appropriate or necessary.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2025	2024	% Change	2025	2024	% Change
Canadian dollar (CAD)	1.3773	1.3641	(1.0%)	1.3988	1.3600	(2.9%)
Euros (EUR)	0.8561	0.9103	6.0%	0.8964	0.9201	2.6%
Polish zloty (PLN)	3.6461	3.9007	6.5%	3.8012	3.9624	4.1%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Gaming revenue	$106,793	$105,450	$1,343	1.3%	$318,529	$317,753	$776	0.2%
Pari-mutuel, sports betting and iGaming revenue	6,685	5,753	932	16.2%	14,641	14,439	202	1.4%
Hotel revenue	14,845	15,350	(505)	(3.3%)	38,613	37,419	1,194	3.2%
Food and beverage revenue	18,343	18,630	(287)	(1.5%)	43,954	45,185	(1,231)	(2.7%)
Other revenue	7,058	10,518	(3,460)	(32.9%)	19,247	23,351	(4,104)	(17.6%)
Net operating revenue	153,724	155,701	(1,977)	(1.3%)	434,984	438,147	(3,163)	(0.7%)
Gaming expenses	(56,371)	(57,229)	(858)	(1.5%)	(169,486)	(169,773)	(287)	(0.2%)
Pari-mutuel, sports betting and iGaming expenses	(7,551)	(6,978)	573	8.2%	(17,239)	(16,666)	573	3.4%
Hotel expenses	(5,237)	(5,009)	228	4.6%	(14,716)	(14,317)	399	2.8%
Food and beverage expenses	(14,761)	(15,127)	(366)	(2.4%)	(38,292)	(39,809)	(1,517)	(3.8%)
Other expenses	(2,811)	(4,844)	(2,033)	(42.0%)	(7,515)	(8,901)	(1,386)	(15.6%)
General and administrative expenses	(37,050)	(36,134)	916	2.5%	(108,843)	(111,273)	(2,430)	(2.2%)
Depreciation and amortization	(12,817)	(12,462)	355	2.8%	(38,053)	(36,942)	1,111	3.0%
Total operating costs and expenses	(136,598)	(137,783)	(1,185)	(0.9%)	(394,144)	(397,681)	(3,537)	(0.9%)
Earnings from operations	17,126	17,918	(792)	(4.4%)	40,840	40,466	374	0.9%

Income tax (expense) benefit	(423)	334	(757)	(226.6%)	(2,155)	(25,299)	23,144	91.5%
Net earnings attributable to non-controlling interests	(1,153)	(1,394)	241	17.3%	(5,623)	(5,844)	221	3.8%
Net loss attributable to Century Casinos, Inc. shareholders	(10,548)	(8,119)	(2,429)	(29.9%)	(43,470)	(63,276)	19,806	31.3%
Adjusted EBITDAR (1)	$31,064	$32,902	$(1,838)	(5.6%)	$81,521	$81,598	$(77)	(0.1%)

Net loss per share attributable to Century Casinos, Inc. shareholders
Basic	$(0.35)	$(0.26)	$(0.09)	(34.6%)	$(1.43)	$(2.07)	$0.64	30.9%
Diluted	$(0.35)	$(0.26)	$(0.09)	(34.6%)	$(1.43)	$(2.07)	$0.64	30.9%

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

Sports Betting (Colorado) – In 2024, we mutually agreed to cancel two of our sports betting agreements in Colorado. The Circa Sports agreement was terminated in May 2024 and the Tipico agreement was terminated in July 2024 after its exit from the U.S. market. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in our United States segment. As part of the Circa Sports termination agreement, we received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. As part of the Tipico termination agreement, we received a payment of $1.6 million that includes sports betting revenue owed from November 2023 to June 2024 and a breakage fee of $1.0 million. The breakage fees were recorded as other revenue on our condensed consolidated statements of loss, resulting in $1.0 million and $1.7 million in other revenue for the three and nine months ended September 30, 2024, respectively.

Weather – Increased inclement weather impacted revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 for all of our North American properties.

Summary of Changes by Reportable Segment

Net operating revenue decreased by ($2.0) million, or (1.3%), and by ($3.2) million, or (0.7%), for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

•United States decreased by ($2.1) million, or (1.8%), and by ($5.3) million, or (1.7%).

•Canada increased by $0.3 million, or 1.5%, and decreased by ($1.3) million, or (2.3%).

•Poland decreased by ($0.1) million, or (0.8%), and increased by $3.5 million, or 5.7%.

•Corporate and Other remained constant.

Operating costs and expenses decreased by ($1.2) million, or (0.9%), and by ($3.5) million, or (0.9%), for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. Following is a breakout of operating costs and expenses by segment for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

•United States decreased by ($2.0) million, or (2.0%), and by ($4.6) million, or (1.7%).

•Canada decreased by ($0.1) million, or (0.9%), and by ($1.3) million, or (2.8%).

•Poland increased by $0.4 million, or 2.1%, and by $3.5 million, or 5.6%.

•Corporate and Other increased by $0.5 million, or 18.7%, and decreased by ($1.1) million, or (9.7%).

Earnings from operations decreased by ($0.8) million, or (4.4%), and increased by $0.4 million, or 0.9%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

•United States decreased by ($0.2) million, or (0.8%), and by ($0.7) million, or (1.6%).

•Canada increased by $0.5 million, or 12.1%, and remained constant.

•Poland loss from operations increased by $0.6 million, or 46.2%, and remained constant.

•Corporate and Other loss from operations increased by $0.5 million, or 18.7%, and decreased by ($1.1) million, or (9.6%).

Net loss attributable to Century Casinos, Inc. shareholders increased by $2.4 million, or 29.9%, and decreased by ($19.8) million, or (31.3%), for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. Items deducted from or added to earnings from operations to arrive at net loss attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. Interest expense, primarily from the Master Lease, negatively impacts net loss attributable to Century Casinos, Inc. shareholders. Income tax expense decreased significantly for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the valuation allowance noted above. For a discussion of these items, see “Non-Operating (Expense) Income” and “Taxes” below in this Item 2 and Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

The reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended September 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,155	$297	$(1,176)	$(12,824)	$(10,548)
Interest expense (income), net (1)	13,093	3,361	60	9,499	26,013
Income tax expense (benefit)	—	625	(111)	(91)	423
Depreciation and amortization	11,065	1,151	581	20	12,817
Net earnings (loss) attributable to non-controlling interests	1,771	(31)	(587)	—	1,153
Non-cash stock-based compensation	—	—	—	316	316
Loss on foreign currency transactions, cost recovery income and other	36	17	24	4	81
Loss on disposition of fixed assets	22	3	15	—	40
Pre-opening and termination expenses	—	—	769	—	769
Adjusted EBITDAR	$29,142	$5,423	$(425)	$(3,076)	$31,064

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

	For the nine months ended September 30, 2025
Amounts in thousands	United States	Canada	Poland	Corporate and Other	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(4,884)	$832	$(1,090)	$(38,328)	$(43,470)
Interest expense (income), net (1)	39,283	9,905	150	28,269	77,607
Income tax expense	223	1,589	219	124	2,155
Depreciation and amortization	33,084	3,223	1,692	54	38,053
Net earnings (loss) attributable to non-controlling interests	5,394	774	(545)	—	5,623
Non-cash stock-based compensation	—	—	—	802	802
Loss (gain) on foreign currency transactions, cost recovery income and other (2)	36	(935)	(180)	(83)	(1,162)
Loss (gain) on disposition of fixed assets	93	1	30	(1)	123
Pre-opening and termination expenses	—	—	1,790	—	1,790
Adjusted EBITDAR	$73,229	$15,389	$2,066	$(9,163)	$81,521

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

Amounts in thousands	September 30, 2025	September 30, 2024
Total long-term debt, including current portion	$329,316	$327,493
Deferred financing costs	9,432	12,127
Total principal	$338,748	$339,620
Less: Cash and cash equivalents	$77,692	$118,770
Net Debt	$261,056	$220,850

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

United States
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Gaming revenue	$76,634	$75,023	$1,611	2.1%	$221,043	$222,094	$(1,051)	(0.5%)
Pari-mutuel, sports betting and iGaming revenue	3,778	3,023	755	25.0%	7,248	7,094	154	2.2%
Hotel revenue	14,693	15,193	(500)	(3.3%)	38,158	36,987	1,171	3.2%
Food and beverage revenue	14,355	14,809	(454)	(3.1%)	33,797	35,140	(1,343)	(3.8%)
Other revenue	5,537	9,091	(3,554)	(39.1%)	14,150	18,365	(4,215)	(23.0%)
Net operating revenue	114,997	117,139	(2,142)	(1.8%)	314,396	319,680	(5,284)	(1.7%)
Gaming expenses	(41,770)	(42,301)	(531)	(1.3%)	(121,464)	(123,076)	(1,612)	(1.3%)
Pari-mutuel, sports betting and iGaming expenses	(2,803)	(2,404)	399	16.6%	(5,205)	(4,684)	521	11.1%
Hotel expenses	(5,164)	(4,943)	221	4.5%	(14,507)	(14,113)	394	2.8%
Food and beverage expenses	(10,813)	(11,279)	(466)	(4.1%)	(27,138)	(28,914)	(1,776)	(6.1%)
Other expenses	(2,775)	(4,785)	(2,010)	(42.0%)	(7,417)	(8,779)	(1,362)	(15.5%)
General and administrative expenses	(22,566)	(22,293)	273	1.2%	(65,472)	(67,324)	(1,852)	(2.8%)
Depreciation and amortization	(11,065)	(10,939)	126	1.2%	(33,084)	(32,030)	1,054	3.3%
Total operating costs and expenses	(96,956)	(98,944)	(1,988)	(2.0%)	(274,287)	(278,920)	(4,633)	(1.7%)
Earnings from operations	18,041	18,195	(154)	(0.8%)	40,109	40,760	(651)	(1.6%)

Income tax expense	—	—	—	—	(223)	(25,340)	25,117	99.1%
Net earnings attributable to non-controlling interests	(1,771)	(1,774)	3	0.2%	(5,394)	(5,327)	(67)	(1.3%)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	3,155	4,701	(1,546)	(32.9%)	(4,884)	(25,066)	20,182	80.5%
Adjusted EBITDAR	$29,142	$29,172	$(30)	(0.1%)	$73,229	$73,349	$(120)	(0.2%)

We opened the new land-based casino and hotel in Caruthersville on November 1, 2024. The casino has 574 slot machines and nine live table games, which is almost a 50% increase in gaming positions compared with the prior temporary location. The number of hotel rooms doubled to 74.

We opened The Riverview in Cape Girardeau in April 2024. The Riverview is a 69 room, six-story building with 68,000 square feet that is adjacent to and connected with Century Casino Cape Girardeau.

The Happy Valley Casino in Pennsylvania is expected to open in early 2026. This casino, which is 112 miles from Rocky Gap, is expected to increase competition for Rocky Gap and could have a negative impact on our results of operations in Maryland. We believe our marketing efforts to surrounding areas such as Baltimore and Washington D.C., and the other non-casino amenities that our property offers such as our golf course will minimize the potential impact of this competitor on Rocky Gap's performance.

We partner with sports betting operators that conduct sports wagering at our Colorado, West Virginia and Nevada locations. Each agreement with the sports betting operators provides for a share of net gaming revenue, and the Colorado agreement also provides for a minimum revenue guarantee each year. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue. Sports betting in Missouri was approved by voters in November 2024, and we have partnered with BetMGM to conduct online sports betting at our Missouri casinos with an option for a retail sportsbook. Sports betting is expected to begin in Missouri on December 1, 2025.

As stated above, two of our sports betting agreements in Colorado were terminated in May 2024 and July 2024. Revenue from these agreements was $0.8 million for the nine months ended September 30, 2024 in our United States segment. As part of the Circa Sports termination agreement, we received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. Tipico exited the U.S. market, and the Tipico agreement was terminated in July 2024. As part of the Tipico termination agreement, we received a payment of $1.6 million that includes sports betting revenue owed from November 2023 to June 2024 and a breakage fee of $1.0 million. The breakage fees were recorded as other revenue on our condensed consolidated statements of loss resulting in $1.0 million and $1.7 million in other revenue for the three and nine months ended September 30, 2024, respectively. Prior to the termination of the agreements, revenue from these agreements was $1.8 million per year in our United States segment.

The Cripple Creek and Central City casinos in Colorado stopped offering table games in January 2025. Through September 2025, the removal of table games has not impacted earnings from operations at our Colorado casinos as the expense savings have offset the decrease in revenue. Table games revenue in Colorado was $0.4 million and $1.3 million for the three and nine months ended September 30, 2024, respectively.

The table below provides results by operating segment within the United States reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net operating revenue
East	$47.8	$47.1	$0.7	1.5%	$129.5	$130.7	$(1.2)	(0.9%)
Midwest	42.0	40.8	1.2	2.9%	123.1	120.6	2.5	2.1%
West	25.2	29.2	(4.0)	(13.7%)	61.8	68.4	(6.6)	(9.6%)
Total United States	115.0	117.1	(2.1)	(1.8%)	314.4	319.7	(5.3)	(1.7%)

Operating costs and expenses (1)
East	$38.6	$38.1	$0.5	1.3%	$108.2	$109.8	$(1.6)	(1.5%)
Midwest	26.7	26.4	0.3	1.1%	78.9	77.3	1.6	2.1%
West	20.6	23.5	(2.9)	(12.3%)	54.1	59.8	(5.7)	(9.5%)
Total United States	85.9	88.0	(2.1)	(2.4%)	241.2	246.9	(5.7)	(2.3%)

(1)Operating costs and expenses are calculated for this table as total operating costs and expenses less depreciation and amortization.

Three Months Ended September 30, 2025 and 2024

The following discussion highlights results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

East – Increased net operating revenue was primarily due to increased pari-mutuel revenue at our Mountaineer property and increased gaming and hotel revenue at our Rocky Gap property, offset by decreased gaming revenue at Mountaineer and increased promotional allowances at Rocky Gap. The increased hotel revenue at Rocky Gap was partially due to increases in room rates. Increased operating costs and expenses were due to increased payroll expense.

Midwest – In Missouri, net operating revenue increased by approximately $2.8 million primarily due to increased revenue at our new casino in Caruthersville. The increases in Missouri were partially offset by decreased net operating revenue of approximately $1.6 million in Colorado. Decreased net operating revenue in Colorado was primarily due to the termination of two sports betting agreements in 2024, as detailed above, and decreased gaming revenue in Cripple Creek. Operating expenses in the Midwest operating segment remained relatively constant.

West – Net operating revenue at the Nugget decreased primarily due to fewer events held at our outdoor event center as well as decreased hotel and food and beverage revenue. We continue to focus our efforts on marketing group and convention sales for the hotel and on our new loyalty program in an effort to drive revenue growth. Operating costs and expenses decreased primarily due to decreased production costs as a result of fewer events at our outdoor event center.

Nine Months Ended September 30, 2025 and 2024

The following discussion highlights results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Winter weather negatively impacted all US properties during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

East – Decreased net operating revenue was due to increased promotional allowances at both properties, offset by increased gaming revenue, increased hotel revenue due to increases in room rates at both properties and increased pari-mutuel revenue at our Mountaineer property. At our Rocky Gap property, the golf course was closed for the majority of the first quarter of 2025 due to winter weather, which impacted gaming, hotel and food and beverage revenue. Decreased operating costs and expenses is due to decreased gaming-related, maintenance and insurance expenses offset by increased payroll expense.

Midwest – In Missouri, net operating revenue increased by approximately $8.6 million primarily due to increased revenue at our new casino in Caruthersville and increased hotel and food and beverage revenue at our Cape Girardeau property due to the new hotel opened in 2024. The increases in Missouri were offset by decreased net operating revenue of approximately $6.1 million in Colorado. Decreased net operating revenue in Colorado was primarily due to the termination of two sports betting agreements in

2024, as detailed above, decreased gaming revenue due to the elimination of table games at both properties, and the inclement weather in February 2025. Operating costs and expenses in the Midwest operating segment increased due to increased payroll and gaming-related expenses at the Missouri locations due to opening our new hotels and the new Caruthersville casino in 2024, offset by decreased payroll and gaming-related expenses at the Colorado locations due to the closure of table games.

West – Net operating revenue at the Nugget decreased primarily due to fewer events held our outdoor event center as well as decreased hotel and food and beverage revenue. We continue to focus our efforts on marketing group and convention sales for the hotel and our new loyalty program in an effort to drive revenue growth. Operating costs and expenses decreased primarily due to decreased payroll and cost of goods sold due to the cost saving measures and operating efficiencies we began implementing mid-April 2024 and decreased production costs as a result of fewer events at our outdoor event center. The cost saving measures included staffing changes and changes to hotel operations.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this reportable segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above

Canada
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Gaming revenue	$12,299	$12,343	$(44)	(0.4%)	$35,493	$36,865	$(1,372)	(3.7%)
Pari-mutuel, sports betting and iGaming revenue	2,907	2,730	177	6.5%	7,393	7,345	48	0.7%
Hotel revenue	152	157	(5)	(3.2%)	455	432	23	5.3%
Food and beverage revenue	3,763	3,623	140	3.9%	9,464	9,435	29	0.3%
Other revenue	1,468	1,422	46	3.2%	4,304	4,348	(44)	(1.0%)
Net operating revenue	20,589	20,275	314	1.5%	57,109	58,425	(1,316)	(2.3%)
Gaming expenses	(2,472)	(2,603)	(131)	(5.0%)	(7,230)	(7,532)	(302)	(4.0%)
Pari-mutuel, sports betting and iGaming expenses	(4,748)	(4,574)	174	3.8%	(12,034)	(11,982)	52	0.4%
Hotel expenses	(73)	(66)	7	10.6%	(209)	(204)	5	2.5%
Food and beverage expenses	(3,100)	(3,002)	98	3.3%	(8,310)	(8,291)	19	0.2%
Other expenses	(36)	(59)	(23)	(39.0%)	(98)	(122)	(24)	(19.7%)
General and administrative expenses	(4,737)	(5,082)	(345)	(6.8%)	(13,839)	(14,776)	(937)	(6.3%)
Depreciation and amortization	(1,151)	(1,078)	73	6.8%	(3,223)	(3,315)	(92)	(2.8%)
Total operating costs and expenses	(16,317)	(16,464)	(147)	(0.9%)	(44,943)	(46,222)	(1,279)	(2.8%)
Earnings from operations	4,272	3,811	461	12.1%	12,166	12,203	(37)	(0.3%)

Income tax (expense) benefit	(625)	481	1,106	229.9%	(1,589)	(702)	887	126.4%
Net loss (earnings) attributable to non-controlling interests	31	39	(8)	(20.5%)	(774)	(875)	101	11.5%
Net earnings attributable to Century Casinos, Inc. shareholders	297	1,134	(837)	(73.8%)	832	3,276	(2,444)	(74.6%)
Adjusted EBITDAR	$5,423	$4,889	$534	10.9%	$15,389	$15,482	$(93)	(0.6%)

In February 2023, the AGLC, Alberta’s gaming regulatory agency, approved a temporary increase from 15% of slot machine net sales retained by casinos to 17% effective from April 1, 2023 through March 31, 2025. In December 2024, the temporary increase was extended through March 31, 2026.

A competitor is requesting to relocate their casino from a city about 50 miles southeast of Edmonton to south Edmonton, approximately 11 miles from our Century Mile property. Additional approvals are needed before the project begins and we anticipate construction could take approximately two years if the project is approved. An increase in competitors to the Edmonton market and near our Century Mile property could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Canada.

Results in US dollars were impacted by a (1.0%) and (2.9%) decrease in the average exchange rate between the US dollar and Canadian dollar for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.

The tables below provide results for the Canada reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in CAD, in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net Operating Revenue
Canada	28.4	27.7	0.7	2.5%	79.7	79.5	0.2	0.3%

Operating Costs and Expenses (1)
Canada	20.9	21.0	(0.1)	(0.5%)	58.3	58.4	(0.1)	(0.2%)

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in USD, in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net operating revenue
Canada	$20.6	$20.3	$0.3	1.5%	$57.1	$58.4	$(1.3)	(2.3%)

Operating costs and expenses (1)
Canada	$15.2	$15.4	$(0.2)	(1.3%)	$41.7	$42.9	$(1.2)	(2.8%)

(1)Operating costs and expenses are calculated for this table as total operating costs and expenses less depreciation and amortization.

Three Months Ended September 30, 2025 and 2024

The following discussion highlights results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Explanations below are provided based on CAD results.

Net operating revenue increased primarily due to increased pari-mutuel revenue at both of our racetracks. Operating costs and expenses remained relatively constant.

Nine Months Ended September 30, 2025 and 2024

The following discussion highlights results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Explanations below are provided based on CAD results.

Net operating revenue and operating costs and expenses remained relatively constant.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this reportable segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Gaming revenue	$17,860	$18,084	$(224)	(1.2%)	$61,993	$58,794	$3,199	5.4%
Food and beverage revenue	225	198	27	13.6%	693	610	83	13.6%
Other revenue	53	5	48	960.0%	793	625	168	26.9%
Net operating revenue	18,138	18,287	(149)	(0.8%)	63,479	60,029	3,450	5.7%
Gaming expenses	(12,129)	(12,325)	(196)	(1.6%)	(40,792)	(39,165)	1,627	4.2%
Food and beverage expenses	(848)	(846)	2	0.2%	(2,844)	(2,604)	240	9.2%
General and administrative expenses	(6,355)	(5,921)	434	7.3%	(19,567)	(18,214)	1,353	7.4%
Depreciation and amortization	(581)	(409)	172	42.1%	(1,692)	(1,462)	230	15.7%
Total operating costs and expenses	(19,913)	(19,501)	412	2.1%	(64,895)	(61,445)	3,450	5.6%
Loss from operations	(1,775)	(1,214)	(561)	(46.2%)	(1,416)	(1,416)	—	—

Income tax benefit (expense)	111	95	(16)	(16.8%)	(219)	(143)	76	53.1%
Net loss attributable to non-controlling interests	587	341	246	72.1%	545	358	187	52.2%
Net loss attributable to Century Casinos, Inc. shareholders	(1,176)	(681)	(495)	(72.7%)	(1,090)	(716)	(374)	(52.2%)
Adjusted EBITDAR	$(425)	$1,958	$(2,383)	(121.7%)	$2,066	$3,166	$(1,100)	(34.7%)

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

(2)The Wroclaw casino reopened at a new location following the closure. We were awarded a second license in Wroclaw in March 2025 and expect to open the second casino in Wroclaw in January 2026.

(3)We were notified in October 2024 that we were not awarded casino licenses for these locations.

(4)We were notified in June 2025 that we were not awarded a casino license for this location.

Results in US dollars were impacted by a 6.5% and 4.1% increase in the average exchange rate between the US dollar and Polish zloty for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.

The tables below provide results for the Poland reportable segment.

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in PLN, in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net Operating Revenue
Poland	66.2	71.4	(5.2)	(7.3%)	241.5	238.0	3.5	1.5%

Operating Costs and Expenses (1)
Poland	70.5	74.5	(4.0)	(5.4%)	240.3	237.7	2.6	1.1%

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in USD, in millions	2025	2024	Change	Change	2025	2024	Change	Change
Net operating revenue
Poland	$18.1	$18.3	$(0.2)	(0.8%)	$63.5	$60.0	$3.5	5.7%

Operating costs and expenses (1)
Poland	$19.3	$19.1	$0.2	1.0%	$63.2	$60.0	$3.2	5.3%

(1)Operating costs and expenses are calculated for this table as total operating costs and expenses less depreciation and amortization.

Three Months Ended September 30, 2025 and 2024

The following discussion highlights results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to the closure of the casino at the Hilton Hotel in Warsaw, which was partially offset by increased revenue at the Warsaw Presidential Hotel and increased revenue at the casino in Wroclaw that reopened in October 2024. Operating costs and expenses decreased due to decreased gaming-related expenses and decreased payroll expense, primarily due to the closure of the casino at the Hilton Hotel in Warsaw.

Nine Months Ended September 30, 2025 and 2024

The following discussion highlights results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Explanations below are provided based on PLN results.

Net operating revenue increased primarily due to the casinos that reopened in 2024 in Wroclaw, Bielsko-Biala and Katowice, offset by decreased revenue due to licensing-related closures of our LIM Center and Krakow casinos and Hilton Hotel casino in Warsaw. The decreased revenue due to the closure of the casino at the Hilton Hotel in Warsaw was partially offset by increased revenue at the Warsaw Presidential Hotel. Operating costs and expenses increased due to increased gaming-related expenses and additional costs related to the closure of the casino at the Hilton Hotel in Warsaw.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this reportable segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Corporate and Other
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2025	2024	Change	Change	2025	2024	Change	Change
Other revenue	$—	$—	$—	—	$—	$13	$(13)	(100.0%)
Net operating revenue	—	—	—	—	—	13	(13)	(100.0%)
General and administrative expenses	(3,392)	(2,838)	554	19.5%	(9,965)	(10,959)	(994)	(9.1%)
Depreciation and amortization	(20)	(36)	(16)	(44.4%)	(54)	(135)	(81)	(60.0%)
Total operating costs and expenses	(3,412)	(2,874)	538	18.7%	(10,019)	(11,094)	(1,075)	(9.7%)
Loss from operations	(3,412)	(2,874)	(538)	(18.7%)	(10,019)	(11,081)	1,062	9.6%

Income tax benefit (expense)	91	(242)	333	137.6%	(124)	886	(1,010)	(114.0%)
Net loss attributable to Century Casinos, Inc. shareholders	(12,824)	(13,273)	449	3.4%	(38,328)	(40,770)	2,442	6.0%
Adjusted EBITDAR	$(3,076)	$(3,117)	$41	1.3%	$(9,163)	$(10,399)	$1,236	11.9%

Three Months and Nine Months Ended September 30, 2025 and 2024

The following discussion highlights results for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

Total operating costs and expenses, including general and administrative expenses, for the three months ended September 30, 2025 increased due to increased stock compensation expense. Total operating costs and expenses for the nine months ended September 30, 2025 decreased primarily due to lower accounting and insurance costs offset by increased stock compensation expense. Net loss attributable to Century Casinos, Inc. shareholders is driven primarily by interest expense under the Goldman Credit Agreement.

Corporate and Other is presented for reconciliation purposes only in the reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Non-Operating (Expense) Income

Non-operating (expense) income was as follows:

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2025	2024	$ Change	Change	2025	2024	$ Change	Change
Interest income	$405	$751	$(346)	(46.1%)	$1,058	$2,110	$(1,052)	(49.9%)
Interest expense	(26,418)	(25,855)	(563)	(2.2%)	(78,665)	(77,426)	(1,239)	(1.6%)
(Loss) gain on foreign currency transactions, cost recovery income and other	(85)	127	(212)	(166.9%)	1,075	2,717	(1,642)	(60.4%)
Non-operating (expense) income	$(26,098)	$(24,977)	$(1,121)	(4.5%)	$(76,532)	$(72,599)	$(3,933)	(5.4%)

Interest income

Interest income is primarily related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the borrowings under our Goldman Credit Agreement, the UniCredit Term Loan, CPL’s credit facility, our financing obligation under the Master Lease with VICI PropCo, deferred financing costs and our finance lease agreements. Interest expense in the United States and Canada reportable segments primarily relates to the Master Lease. Interest expense in the Corporate and Other segment primarily relates to the Goldman Credit Agreement.

A breakdown of interest expense is below.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2025	2024	2025	2024
Interest expense - credit agreements	$8,918	$9,881	$26,573	$29,601
Interest expense - VICI PropCo financing obligation	16,637	15,212	49,533	45,586
Interest expense - deferred financing costs	674	674	2,022	2,022
Interest expense - miscellaneous	189	88	537	217
Total interest expense	$26,418	$25,855	$78,665	$77,426

(Loss) gain on foreign currency transactions, cost recovery income and other

Cost recovery income is related to infrastructure built during the development of CDR. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. Cost recovery income of $1.0 million was received by CDR for the nine months ended September 30, 2025 related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders is part of an agreement between CRM and CDR. Cost recovery income of $1.1 million was received by CDR for the nine months ended September 30, 2024.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2025, we recognized income tax expense of $2.2 million on pre-tax loss of ($35.7) million, representing an effective income tax rate of (6.0%) compared to an income tax expense of $25.3 million on pre-tax loss of ($32.1) million, representing an effective income tax rate of (78.7%) for the same period in 2024. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows, cash, cash equivalents and restricted cash, and working capital consisted of the following:

	For the nine months
	ended September 30,
Amounts in thousands	2025	2024
Net cash provided by (used in) operating activities	$6,802	$(1,044)
Net cash used in investing activities	(17,808)	(46,258)
Net cash used in financing activities	(10,702)	(2,611)

	As of September 30,
Amounts in thousands	2025	2024
Cash, cash equivalents and restricted cash (1)	$78,099	$119,101
Working capital (2)	$33,462	$68,192

(1)Cash, cash equivalents and restricted cash as of September 30, 2025 and 2024 included $0.2 million and $11.0 million, respectively, of cash previously funded by VICI PropCo that had not been spent on our Caruthersville project as of such date.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 consisted of $0.7 million for a casino license in Poland, $2.5 million in slot machines and gaming related purchases for our US properties, $0.7 million for exterior renovations at our Cripple Creek property in Colorado, $0.7 million in exterior renovations at Mountaineer in West Virginia, $0.2 million for bar renovations at Rocky Gap in Maryland, $3.8 million for our casino project in Caruthersville, Missouri, $3.4 million in elevator upgrades at the Nugget in Nevada, $0.7 million in racing related updates at Century Downs and $0.7 million in exterior renovations at St. Albert in Canada, $1.0 million to renovate the new Wroclaw casino and $0.3 million to renovate the Bielsko-Biala casino in Poland, and $3.4 million in other fixed asset additions at our properties, offset by $0.2 million collected on a note receivable and $0.1 million in proceeds from the disposal of assets.

Net cash used in investing activities for the nine months ended September 30, 2024 consisted of $1.8 million for casino licenses in Poland, $4.2 million in slot machines and gaming related purchases for our US properties, $0.1 million in exterior renovations and $0.1 million for various hotel renovations to the Mountaineer property in West Virginia, $0.1 million for beach access, and $0.2 million in golf equipment for the Rocky Gap property in Maryland, $10.9 million for our hotel project and $0.2 million to add Starbucks in Cape Girardeau, $20.2 million for our casino project in Caruthersville, $0.5 million for a high limit room, $0.2 million for sportsbook improvements and $0.5 million in various renovations in Nevada, and $0.3 million in hotel renovations at our Colorado properties, $0.6 million related to racing related updates at Century Downs, $0.2 million in restaurant renovations at St. Albert and $0.1 million related to racing related updates at Century Mile in Canada, $1.9 million in renovations on the new Wroclaw casino location and $0.2 million for improvements at the Krakow casino location in Poland and $4.1 million in other fixed asset additions at our properties, offset by $0.1 million in proceeds from the disposal of assets.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 consisted of $6.6 million in distributions to non-controlling interests, $2.5 million to repurchase and retire shares of our common stock and $1.6 million of principal payments net of proceeds from borrowings.

Net cash used in financing activities for the nine months ended September 30, 2024 consisted of $6.9 million in distributions to non-controlling interests and $0.2 million to repurchase shares to satisfy tax withholding related to our performance stock unit awards, offset by $4.5 million in proceeds from borrowings net of principal payments, including $11.8 million of proceeds from borrowings from VICI PropCo for the Caruthersville project.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of September 30, 2025, our total debt under bank borrowings and other agreements, net of $9.4 million related to deferred financing costs, was $329.3 million, of which $321.3 million was long-term debt and $8.0 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement, CPL Credit Facility, and the UniCredit Term Loan. Our Goldman Credit Agreement provides for a $350.0 million Term Loan, drawn in April 2022, and a $30.0 million Revolving Facility. No amounts are currently outstanding under the Revolving Facility. The CPL Credit Facility is a PLN 15.0 million ($4.1 million based on the exchange rate in effect on September 30, 2025) line of credit available through June 2026. For a description of our debt agreements, see Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $261.1 million as of September 30, 2025 compared to $220.9 million as of September 30, 2024. The increase in net debt is primarily due to decreased cash. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures Definitions and Calculations – Net Debt” above.

The following table lists the amount of 2025 maturities of our debt as of September 30, 2025:

Amounts in thousands
Goldman Term Loan (1)	CPL Credit Facility (2)	UniCredit Term Loan	Total
$875	$4,098	$391	$5,364

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity.

(2)The CPL Credit Facility is a line of credit available through June 2026. There is no set repayment schedule for the line of credit. We have included the balance in 2025 based on our planned repayment schedule.

The following table lists the amount of remaining 2025 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$1,721	$112

As of September 30, 2025, estimated cash payments due under the Master Lease for the remainder of 2025 are $15.5 million, which includes a CPI increase and a portion of the deferred Caruthersville rent increase. We have elected to defer the cash payments of $4.2 million in annual increased rent related to the Caruthersville project for 12 months and the deferred rent will be paid over a six month period beginning in December 2025. Estimated cash payments to the non-controlling partners under the lease between Smooth Bourbon and Nugget (the “Nugget Lease”) for the remainder of 2025 are $2.0 million.

The following table details cash payments under the Master Lease and 50% of the cash payments under the Nugget Lease for the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Amounts in thousands	2025	2024	2025	2024
Master Lease	$14,442	$13,190	$43,174	$37,829
Nugget Lease (1)	1,937	1,913	5,786	5,088

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

Common Stock Repurchase Program

Since March 2000, our Board has had a discretionary program to repurchase our outstanding common stock. Beginning in May 2025, we have entered into 10b5-1 trading plans (the “Plans”) for the purpose of repurchasing shares of our outstanding common stock in accordance with the share repurchase program previously authorized by the Board. The Plans are intended to comply with Rule 10b5-1(c) under the Exchange Act. Repurchases of common stock under the Plans are being administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plans.

The previous 10b5-1 plan announced May 14, 2025, expired by its terms on July 31, 2025. Our current 10b5-1 trading plan was announced on August 11, 2025. The current plan authorized the repurchase of up to $2.5 million of shares of our outstanding common stock and expires by its terms on December 31, 2025. During the nine months ended September 30, 2025, we repurchased and retired 1,029,657 shares of our common stock for $2.5 million on the open market under the Plans. The total amount remaining under the current plan was $1.5 million as of September 30, 2025. We intend to engage in additional stock repurchases. See Part II, Item 2 of this report for additional details.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of September 30, 2025, we had $77.7 million in cash and cash equivalents compared to $98.8 million in cash and cash equivalents at December 31, 2024. Cash and cash equivalents decreased primarily due to net cash used in investing activities of $17.8 million as discussed in “Investing Activities” above, including capital expenditures. We estimate that we have spent approximately 84% of our planned capital expenditures for 2025 through September 30, 2025. Remaining capital expenditures for 2025 are estimated to be approximately $3.2 million. Poland is negotiating a loan with mBank for PLN 4.0 million ($1.1 million based on the exchange rate in effect on September 30, 2025) for construction financing for the new casino in Wroclaw. We opened the new land-based casino and hotel at Century Casino Caruthersville on November 1, 2024. The project cost approximately $51.9 million and was funded with financing provided by VICI PropCo in conjunction with the Master Lease. We estimate approximately $0.2 million in remaining cash payments related to the Caruthersville project will be paid in 2025.

A substantial portion of our operating cash flow also is used to fund our debt repayments and lease payments as described in “Borrowings and Repayments of Long-Term Debt and Lease Agreements” above. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. If we have aggregate outstanding revolving loans, swingline loans, and letters of credit under the Goldman Credit Agreement greater than $10.5 million as of the last day of any fiscal quarter, we are required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. We had no outstanding revolving loans, swingline loans, or letters of credit as of September 30, 2025, and therefore the Consolidated First Lien Net Leverage Ratio requirement did not apply. As of September 30, 2025, we had $30.0 million available on our Revolving Facility. See Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

We may be required to raise additional capital to address our liquidity and capital needs. We have a shelf registration statement with the SEC that became effective in June 2023 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities. We intend to renew the shelf registration statement in 2026.

If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements. Our access to and cost of financing will depend on, among other things, our financial performance and prospects, global economic conditions, conditions in the financing markets, the availability of sufficient amounts of financing, and our credit ratings. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders. The failure to raise the funds necessary to fund our debt service and rent obligations and finance our operations and other capital requirements could have a material and adverse effect on our business, financial condition and liquidity.

We estimate that approximately $43.0 million of our total $77.7 million in cash and cash equivalents at September 30, 2025 is held by our foreign subsidiaries, of which $23.1 million, including $7.6 million in casino cash, is held by our Canadian subsidiaries and $3.5 million, including $2.6 million in casino cash, is held by our Poland subsidiary, the remaining $16.4 million is held by our foreign corporate subsidiaries. The cash and cash equivalents held by our foreign subsidiaries are not available to fund US operations unless repatriated. We expect to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the period covered by this report. Based on such evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weakness described in "Material Weakness" below.

Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Remediation plan for material weakness

During impairment testing conducted in connection with its preparation of our financial statements for the three months ended September 30, 2025, we concluded that our previously filed consolidated financial statements for the year ended December 31, 2024 contained a material error related to the calculation of the carrying value of invested capital used in the valuation of the Rocky Gap reporting unit, which resulted in an impairment of goodwill for this reporting unit, and was restated. With the oversight of the Audit Committee of the Board of Directors, management is in the process of developing a detailed remediation plan to address the material weakness. Elements of the plan include the design and implementation of review attributes of the carrying value of invested capital at an increased level of precision of the calculation and additional reviews around assumptions used in the performance impairment testing. While we will devote significant time and attention to these remediation efforts, the material weakness will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 6 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our Board approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our Board approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $12.2 million remaining as of September 30, 2025.

Beginning in May 2025, we announced the Plans for the purpose of repurchasing shares of our outstanding common stock in accordance with the share repurchase program previously authorized by the Board. The Plans are intended to comply with Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2025, there were no repurchases under our repurchase program outside of the Plans. The current 10b5-1 trading plan expires on December 31, 2025.

The table below details the repurchases made under the Plans during the fiscal quarter ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans	Approximate dollar amount that may yet be purchased under the plan (in millions) ($)
Plan Adopted May 14, 2025
July 2025	233,473	2.38	233,473
Plan Adopted August 11, 2025
August 2025	130,484	2.52	130,484	2.2
September 2025	236,966	2.67	236,966	1.5
Total	367,450	2.50	367,450

Item 5. Other Information

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2025.

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