Form 10-K
period 2025-12-31
CENTURY CASINOS INC /CO/
filed 2026-03-18
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, based upon the closing price of $2.12 for the Common Stock on the Nasdaq Capital Market on that date, was $54,656,835. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 9, 2026, the registrant had 28,628,541 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding projects in development and other opportunities, our strategic review process, our credit agreement with Goldman (as defined herein) and obligations under our Master Lease (as defined herein) and our ability to repay our debt and other obligations, outcomes of legal proceedings, changes in our tax provisions or exposure to additional income tax liabilities, impairments and plans for our casinos and our Company including estimates, forecasts and expectations regarding 2026 and later results, and any other statements that are not purely historical. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

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

Operations

We view each region in which we operate as a separate operating segment and each casino or other operation within those markets as a reporting unit. During the fourth quarter of 2025, due to changes in expected long-term future economic characteristics, we determined that the aggregation of operating segments within the United States reportable segment was no longer appropriate. As a result, we reorganized our reportable segments to provide greater specificity within the United States. We aggregate all operating segments into five reportable segments based on the geographical locations in which our casinos operate: United States – East (“US East”), United States – Midwest (“US Midwest”), United States – West (“US West”), Canada and Poland. We have additional business activities including certain other corporate and management operations that are not included in our reportable segments that we present for reconciling purposes.

The general characteristics of our properties, including machine and table counts and the number of hotel rooms at our casinos, are provided in Part I, Item 2. “Properties”.

US East

Mountaineer Casino, Resort & Races – New Cumberland, West Virginia (“MTR” or “Mountaineer”). MTR is located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle approximately 30 miles from Pittsburgh International Airport and a one hour drive from downtown Pittsburgh. In addition to the casino and hotel, MTR has a golf course and a racetrack that holds live thoroughbred races from April to December. The facility also has on-site pari-mutuel wagering, a sports book, five dining venues, a bar and more than 5,200 surface parking spaces neighboring the casino. Sports betting and online gaming (“iGaming”) are also available through mobile apps.

Rocky Gap Casino, Resort & Golf – Flintstone, Maryland (“ROK” or “Rocky Gap”). ROK is located in Rocky Gap State Park. In addition to the casino and hotel, the facility has five food and beverage venues, an 18-hole golf course, a 5,000 square foot events center, several meeting spaces, a spa, several outdoor activities and approximately 750 surface parking spaces neighboring the casino.

US Midwest

Century Casino & Hotel – Caruthersville – Caruthersville, Missouri (“CCV” or “Caruthersville”). CCV and our neighboring hotel, The Farmstead, are located in southeast Missouri along the Mississippi River approximately 95 miles north of Memphis, Tennessee. In addition to the casino and hotel, CCV also has a food and beverage venue, 27-space RV park and 1,343 surface parking spaces neighboring the casino.

Century Casino & Hotel – Cape Girardeau – Cape Girardeau, Missouri (“CCG” or “Cape Girardeau”). CCG is located along the Mississippi River three and a half miles from Interstate 55 in southeast Missouri, approximately 120 miles south of St. Louis, Missouri. In addition to the casino and hotel, the facility has two dining venues, a conference and entertainment center and 1,058 surface parking spaces neighboring the casino. Sports betting is available in the casino’s sports book and through a mobile sports betting app.

Century Casino & Hotel – Central City, Colorado (“CTL” or “Central City”). Central City is located approximately 35 miles west of Denver. CTL is located at the end of the Central City Parkway, an eight mile four-lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. In addition to the casino and hotel, the facility has a bar, one restaurant and a 500-space on-site covered parking garage.

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

US West

Nugget Casino Resort – Reno-Sparks, Nevada (“NUG” or “Nugget”). The Nugget is located in Reno-Sparks, Nevada on Interstate 80 approximately three miles from the Reno-Tahoe International Airport. In addition to the casino and hotel, the full-service resort includes 120,000 square feet of convention space, an 8,555 seat outdoor amphitheater, seven food and beverage venues, a 5-story 1,200 space parking garage and 1,272 additional parking spaces. Sports betting is available in the casino’s sports book with a sports bar and television viewing area.

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

Century Mile Racetrack and Casino – Edmonton, Alberta, Canada (“CMR” or “Century Mile”). CMR is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. CMR is a multi-level racing and entertainment center (“REC”) with a one mile horse racetrack. In addition to the casino, the REC has two restaurants, two bars and an off-track betting parlor. CMR operates the majority of the Alberta pari-mutuel network under which CMR provides pari-mutuel content and live video to 23 off-track betting parlors throughout Alberta and has agreements with over 90 racetracks world-wide to broadcast races through the off-track betting network.

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

2025 Business Developments

Sports Betting – Missouri

In May 2025, we announced that we have partnered with BetMGM, LLC (“BetMGM”) to operate a sports book at Cape Girardeau and an online and mobile sports betting application under our license in Missouri. On December 1, 2025, the sports book at Cape Girardeau opened and online betting started. The agreement includes a percentage of net gaming revenue payable to us, with a guaranteed minimum.

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

Strategic Review Process

In August 2025, we announced that our Board of Directors (the “Board”) initiated a comprehensive strategic review of our operations, capital structure and strategic growth options. The review is exploring a range of potential strategic alternatives for our assets and businesses aimed at enhancing shareholder value and supporting long-term growth. These alternatives may include opportunities to unlock value within our existing property portfolio, optimize our capital structure, evaluate potential mergers, strategic partnerships, or the sale of the Company, and to analyze potential divestments of assets or other asset-level transactions. The Board has not set a timetable for the conclusion of this review. At this stage, no commitments or decisions have been made and there can be no assurance that the review will result in any transaction or particular change to our business. We do not intend to make further public comments on the process unless and until we determine that further disclosure is appropriate or necessary.

Marketing and Competition

We face intense competition from other casinos within the jurisdictions in which we operate. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs, enhancement of social networking initiatives and other targeted marketing efforts. In addition to our players’ clubs, we also have various cash, free play, gift and prize promotions. Our marketing focuses on competition and other facts and circumstances of each market area in which we operate. All visitors to our properties are offered the opportunity and encouraged to join our players’ club. We maintain a proprietary database that consists primarily of slot machine customers that allows us to create effective targeted marketing and promotional programs, point incentives, cash and merchandise giveaways, coupons, downloadable promotional credits, preferred parking, food, lodging, game tournaments and other special events. In the United States, our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. We have designed reward programs based on total amounts wagered and frequency of visits to reward customer loyalty and attract new customers to our properties. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as increased free play, promotional table game chips, food and beverage and hotel offerings and invitations to exclusive VIP events.

US East

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

Rocky Gap has five competitors within 80 miles, four in Pennsylvania and one in West Virginia. Rocky Gap has had a AAA 4-Diamond Award® designation for 23 years and is the only awarded casino resort in western Maryland. The property also operates the only Jack Nicklaus Design Golf Course in Maryland. Rocky Gap attracts customers from southwest Pennsylvania including Pittsburgh, Maryland including Baltimore, eastern West Virginia, and northern Virginia, including Washington D.C.

US Midwest

Cape Girardeau and Caruthersville have competitors in Missouri, Arkansas and Illinois. The distance between our Cape Girardeau and Caruthersville properties is 85 miles. While our two properties share a small portion of our customer database, we do not believe that our properties compete against one another for customers in any material way. The closest competitor to Cape Girardeau is located approximately 56 miles away in southern Illinois. The majority of Caruthersville’s customers reside in Tennessee. The closest competitor to Caruthersville is located in Arkansas and is 90 miles away. We believe that our expansion projects at both Missouri locations completed in 2024 will allow us to continue to compete for customers that desire a multi-day visit to Cape Girardeau or Caruthersville. We partnered with BetMGM to conduct sports betting at our Cape Girardeau property and through an online app. Sports betting began in Missouri on December 1, 2025. Marshall Yards, located in Kentucky, opened in February 2026. While we do not believe that this location will impact our casinos in Missouri due to its distance from our casinos, an increase in competitors in our markets could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Missouri.

Cripple Creek and Central City are located in historic mining towns each about an hour from a major metropolitan city and are highly competitive casino markets. CRC has 11 competitors located within a half mile of the casino. CTL has 20 competitors within a mile of the casino, including competitors in the city of Black Hawk that have larger hotels, upscale dining, performance centers and spa facilities. There are competitors in each city that offer covered parking and more hotel rooms than our casinos. In addition, some of our competitors may offer larger betting limits or certain games not offered by us. We have partnered with a sports betting operator that conducts sports wagering under one of the three Colorado master licenses for sports wagering held by our Colorado subsidiaries.

US West

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

Canada

Our casinos in the Edmonton market have five competitors. Our casinos within the Edmonton market are within 30 miles of each other; however, we do not believe that our properties compete against one another for customers. CRA is one of two casinos in the city of Edmonton with a hotel and showrooms and is the only casino in the market to offer a complimentary heated parking garage. CMR is the only casino in the market with a horse racetrack. CRA and CSA each have a competitor approximately five miles away, and CMR’s closest competitor is located approximately 17 miles away. A competitor has received conditional approval to relocate its casino from Camrose, Alberta, to south Edmonton, approximately 11 miles from our Century Mile property. We anticipate the casino will open in 2027 once construction is complete and final approvals are received. CDR is located in the Calgary market and has seven competitors (two of which have a combination of hotel and casino). It is the only property in the market with a horse racetrack, and it is one of two casinos in the market with an off-track betting parlor. CDR’s closest competitor is located approximately eight miles away. Additional gaming facilities are allowed in the markets in which we operate. Consideration for additional gaming facilities will be subject to market analysis done by the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”). An increase in competitors in our markets could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Canada.

Our main marketing activities for these properties focus on casino branding, promoting the racetracks, the players’ club program and promotions made through various marketing channels. Our casinos in Alberta participate in the Winner’s Edge, an Alberta-wide casino loyalty program implemented by the AGLC. Players who sign up for the program can earn points that can be redeemed for free play, take part in monthly contests and receive discounts on food in any participating casino restaurant. Our casinos offer Winner’s Edge in addition to our own loyalty program. Alberta casinos share in an AGLC Winner’s Edge Marketing Fund based on Winner’s Edge player card usage. The AGLC operates an online gaming website, “Play Alberta,” offering online slot and table games as well as online sports wagering, including single event sports wagering. The website competes primarily with unregulated online gaming websites that are currently available to Alberta residents. We have not experienced a negative impact to our results of operations in Canada from online gaming; however, increased competition from online gaming could occur and adversely affect our results of operations in Alberta in the future. In June 2025, Alberta’s Bill 48 regulating iGaming in Alberta passed. The bill will create an open market for online sports betting and iGaming with retail sports betting available at casinos and specific sports venues. The regulatory framework is still being finalized, but it is expected that casinos will have the option to select a licensed third-party provider or partner with AGLC to provide sports betting and iGaming products. We plan to offer retail sports betting at our locations in Alberta through either a licensed third-party provider or the AGLC.

CMR operates the majority of the Alberta pari-mutuel network and is the exclusive operator for its home market area covering Edmonton, Calgary and their respective surrounding areas. In addition to permitting customers to place wagers at off-track betting locations, the network offers advance deposit wagering for online wagering.

Poland

There are 52 casino licenses available throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. CPL relies on the locations of its casinos, which are primarily in hotels in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, five other casinos in the Warsaw district compete with our casino operating in Warsaw. The Polish Minister of Finance does not disclose individual casino data. Poland also has slot arcades and online gaming that operate through a state-run company. We have not experienced a negative impact to our results of operations in Poland from slot arcades or online gaming; however, increased competition from slot arcades that are located in the cities in which our casinos are located as well as online gaming could occur and adversely affect our results of operations in the future. In addition, we have been unsuccessful in obtaining casino licenses for some locations following their expiration.

Seasonality

At all of our North American properties, winter weather conditions may have an adverse impact on daily business levels.

US East – In West Virginia, we attract more customers from March to August during the racing season. In Maryland, we also attract more customers in the summer months due to the golf course and the location of the casino adjacent to Lake Habeeb and the outdoor activities surrounding it, including a private beach.

US Midwest – Our casinos in Colorado attract more customers during the warmer months from May through September. Our casinos in Missouri attract customers throughout the year with the highest business volumes in February and March.

US West – In Nevada, we attract more customers in the summer months because of outdoor concerts and events that take place in immediate proximity to the casino.

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

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state, local, foreign, provincial or federal regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming operations. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would materially adversely affect our gaming operations in that jurisdiction. In addition, changes in laws that restrict, prohibit or permit gaming operations in any jurisdiction, including the removal of the AGLC’s moratorium on approving additional gaming facilities, could have a material adverse effect on our financial position, results of operations and cash flows. In February 2023, the AGLC approved a temporary increase from 15% of slot machines net sales retained by casinos to 17%, which currently runs through March 31, 2029. We estimate that the 2% increase in the slot machine net sales percentage resulted in net operating revenue of approximately $2.9 million at our Canadian properties for the year ended December 31, 2025.

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

Employees and Human Capital

Employees – As of December 31, 2025, we had 2,911 full-time employees and 845 part-time employees. During busier months, our casinos may supplement permanent staff with seasonal employees. We consider our current staffing levels as adequate. Approximately 201 employees at our CPL casinos in Poland, 44 employees at Mountaineer and 211 employees at Rocky Gap belong to trade unions. The trade unions in Poland do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees and certain other actions taken by CPL require approval of the unions. The trade unions at Mountaineer and Rocky Gap have collective bargaining agreements with each casino.

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

Item 1A. Risk Factors.

Our short and long-term success is subject to many factors beyond our control. If any of the following risks, or any risks described elsewhere in or incorporated by reference in this report, actually occur, our business, financial condition or results of operations could suffer. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business, financial condition or results of operations. The following disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Adverse macroeconomic conditions, including inflation, economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for casino resorts and other amenities we offer. Changes in discretionary consumer spending or consumer preferences could be driven by factors such as an unstable job market, perceived or actual disposable consumer income and wealth, increased cost of travel, outbreaks of contagious diseases or fears of war and acts of terrorism or other acts of violence. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future economic landscape, have at times had a negative effect on consumers’ discretionary income and consumer confidence, and similar impacts can be expected if such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown, recession or other deterioration in the economy, could adversely affect the frequency with which customers choose to visit our properties and the amount that our customers spend when they visit. Tariffs imposed by the US on foreign goods or, imposed reciprocally on the US by foreign countries during 2025 have increased costs for consumers. The actual or perceived weakness in the economy could also lead to decreased spending by our customers. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations. The actual or perceived impact of tariffs on consumer spending and inflation or an economic downturn or recession could lead to fewer customer visits and decreased discretionary spending by our customers.

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

The markets in which we operate generally rely on a local customer base as well as tourists during peak seasons. The number of casinos in some of our markets may exceed demand, which could make it difficult for us to sustain profitability. We are particularly vulnerable to competition in our markets due to the large number of competitors in those markets. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. For example, a competitor has received conditional approval to relocate its casino from Camrose, Alberta, to south Edmonton, approximately 11 miles from our Century Mile property. We anticipate the casino will open in 2027 once construction is complete and final approvals are received. The Happy Valley Casino in Pennsylvania is expected to open in spring 2026. This casino, which is 112 miles from Rocky Gap, is expected to increase competition for Rocky Gap and could have a negative impact on our results of operations in Maryland. The Reno-Sparks market is very competitive, and we compete with other hotel casinos in the market for conventions and hotel group bookings. If we are unable to successfully attract local customers or group bookings at the Nugget, our results of operations in Nevada could be adversely impacted. We partner with third-party iGaming and sports betting operators at the majority of our properties in the US. Increased competitors offering iGaming or sports betting within the markets we operate, including the availability of other technology platforms such as prediction markets, could adversely impact the results of our operations where our agreements provide for a share of net gaming revenue.

Changes to gaming laws in countries or states in which we have operations and in states near our operations could increase competition and could adversely affect our operations. Any expansion of legalized gaming, such as online sports betting, could adversely impact our properties. In November 2024, Missouri voters passed Amendment 2 legalizing sports betting in Missouri, which became legal on December 1, 2025. We have partnered with BetMGM to operate an online and mobile sports betting application as well as a retail sportsbook under our license in Missouri. However, we cannot predict how these changes will affect us with certainty. In June 2025, Alberta’s Bill 48 regulating iGaming in Alberta passed. The bill will create an open market for online sports betting and iGaming with retail sports betting available at casinos and specific sports venues. The regulatory framework is still being finalized, but it is expected that casinos will have the option to select a licensed third-party provider or partner with AGLC to provide sports betting and iGaming products. We plan to offer retail sports betting at our locations in Alberta through either a licensed third-party provider or the AGLC. If we are unable to secure a partnership and are unable to offer retail sports betting and iGaming at our casinos in Canada, our business could be negatively affected.

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

We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders, and any strategic transactions that we may consummate in the future could have negative consequences.

In August 2025, we initiated a broad strategic review to enhance stockholder value, which includes an exploration of multiple strategic alternatives, including potential mergers, strategic partnerships, or the sale of the Company. We have not yet established a timeline to complete the strategic review, and our Board has not approved a definitive course of action. We can provide no assurance as to the review’s outcome, that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. Any potential transaction will depend on several factors that may be beyond our control including, for example, market conditions, industry trends, third party consents, such as stockholder approval, which could be difficult or costly to obtain, and the available terms of the transaction. The review process, the negotiation and consummation of a transaction or other strategic alternatives may be costly, time consuming, distracting, and disruptive to our business operations. Moreover, the possibility that exploration of strategic alternatives may ultimately result in a sale, merger, or other strategic transaction, or any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly-skilled employees through attrition, and result in the loss of customers, suppliers, and other key business partners, each of which could have a material adverse effect to our business. We may ultimately determine that no transaction is in the best interest of our stockholders. Speculation regarding developments associated with our review of strategic alternatives, and any perceived uncertainties related to the Company or its business, could significantly increase the volatility of our share price. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

We may not realize the anticipated benefits of acquisitions, joint ventures, and divestitures, or these benefits may take longer to realize than expected.

From time to time, we make strategic acquisitions and divestitures and participate in joint ventures. Acquisitions and joint ventures we have entered into, or may enter into in the future, may involve significant challenges and risks, including that the acquisitions or joint ventures do not advance our business strategy, or fail to produce satisfactory returns on investment. Other risks include:

•difficulties integrating acquisitions with our operations, applying internal control processes to these acquisitions, managing strategic investments, assimilating new capabilities to meet the future needs of our businesses, and/or combining business cultures;

•regulatory or compliance exposure until appropriate processes and controls are implemented;

•integration costs and significant attention from management and personnel;

•failing to realize the anticipated benefits of acquisitions or joint ventures, or realized benefits being significantly delayed, including because the business or assets acquired may not be complementary or compatible with our business strategy or product portfolio, or may not improve our market position, product portfolio or footprint; and

•due diligence evaluations of potential transactions not identifying all of the business, legal, compliance, and financial risks to accurately estimate the impact of a particular acquisition or joint venture, including potential exposure to regulatory sanctions or other licensing issues resulting from an acquisition target’s previous activities or costs associated with any quality issues with an acquisition target’s products or services.

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

We have a significant amount of indebtedness. As of December 31, 2025, our outstanding debt was approximately $337.7 million. The majority of our long-term debt outstanding as of December 31, 2025 is variable rate debt. Each one percentage point change associated with the variable rate debt would result in an estimated $3.4 million change to our annual cash interest expenses. In addition, we lease the real estate assets of the majority of our North American casinos under a Master Lease with VICI PropCo. The long-term financing obligation to VICI PropCo subsidiaries was $715.7 million as of December 31, 2025. Our scheduled 2026 rent payments under the Master Lease, including a Consumer Price Index (“CPI”) increase, are approximately $67.3 million. Our rent payments are subject to annual escalation. See Notes 5 and 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our long-term debt and Master Lease.

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

We may be unable to obtain the capital necessary to fund our operations or expand our business.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development. While we believe we have an adequate amount of cash on hand for our current plans, we may not be able to obtain funding when we need it on favorable terms or at all. If we are unable to finance our current operations or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional debt financing or refinancing, equity financing or joint venture partners, or modifying our bank credit facilities. The amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. The availability of financing may be impacted by local, regional and global economic, credit and stock market conditions, all of which have been volatile. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing or refinancing arrangement, the amount raised may not be sufficient to meet all of our future needs and, if it involves equity, may be highly dilutive to our stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to reduce, dispose of or eliminate certain operations.

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

A majority of the casino floor at the Nugget is located beneath Interstate 80 (“I-80”) in Sparks, Nevada. NDOT has discussed the possibility of expanding I-80, which would require us to rebuild the Nugget on existing land owned by Smooth Bourbon and leased to the Nugget. We anticipate that NDOT would compensate us to move the casino to a new location; however, the value that is determined by NDOT for purposes of compensating us may not cover the full construction costs. If we are unable to get fully compensated for building a new casino, or if the timing of compensation payments does not match our timing for construction, we may be required to use cash on hand or seek financing, which may not be available on favorable terms or at all.

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

•difficulty in establishing and managing non-United States operations due to culture, management and language differences;

•different labor regulations;

•changes in environmental, health and safety laws;

•potentially negative consequences from changes in or interpretations of tax laws;

•political instability and actual or anticipated military or political conflicts;

•economic instability and inflation, recession or interest rate fluctuations;

•uncertainties regarding judicial systems and procedures; and

•different time zones.

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

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our gaming devices are controlled by computers and reliant on electrical power to operate. A loss of electrical power or a failure of the technology services needed to run the computers would make us unable to run all or parts of our gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenue due to a shutdown of our gaming operations. Although we have designed our systems around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events. Additionally, substantial increases in the cost of electricity and natural gas could negatively affect our results of operations.

We face the risk of fraud, theft, and cheating.

We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft or cheating could involve the use of counterfeit chips, AI-powered glasses and other advanced cheating devices or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers, or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to discover such acts or schemes in a timely manner could result in losses in our operations. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations, and cash flows.

Legal, Regulatory and Compliance Risks

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could adversely impact our business, and potential changes in the regulatory environment also may adversely impact us.

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and in North

America we must have the suitability of certain of our directors, officers and employees approved. We are scheduled for renewal for our casino licenses at Mountaineer and Cape Girardeau in 2026. In Poland, casino gaming licenses are granted for a term of six years and are not renewable. Before a gaming license expires for a particular city, there is a public notification of the available license and any gaming company can apply for a new license for that city, and we have not always been successful in securing new licenses for our existing casinos. A detailed description of the regulations to which we are subject, including the timing of license renewals for our properties, is contained in Exhibit 99.1 to this report, which is incorporated herein by reference. Failure to obtain license renewals would have an adverse effect on us.

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

A number of factors may adversely impact our future effective tax rate or cash tax payment requirements, which may impact our future results and cash flows from operations. See Note 12 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. These factors include, but are not limited to: changes to income tax rates, tax laws or the interpretation of such tax laws (including additional proposals for fundamental international tax reform globally); the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; treatment or characterization of intercompany transactions; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in US generally accepted accounting principles; and expiration or the inability to renew tax rulings or tax holiday incentives.

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, valuation allowances of $70.4 million in the US and $11.5 million in foreign jurisdictions have been provided in recognition of these risks. If our assumptions change and it is determined that we will be able to realize tax benefits related to these deferred tax assets, we will realize a reduction in income tax expense in the year such valuation allowances are reversed.

We depend on agreements with our horsepersons and pari-mutuel clerks. Failure to renew or modify agreements on satisfactory terms could materially adversely affect us.

In the US, the Federal Interstate Horseracing Act of 1978, as amended (“FIHA”), and state law in West Virginia require that, in order to simulcast races, we have certain agreements with the horse owners and trainers at our racetrack. In addition, West Virginia requires applicants seeking to renew their gaming license to demonstrate they have an agreement regarding the proceeds of the gaming machines with a representative of a majority of (i) the horse owners and trainers, (ii) the pari-mutuel clerks, and (iii) the horse breeders. If we fail to present evidence of an agreement with horsemen at a track, we may not be permitted to conduct live racing and to export and import simulcasting at that track and through off-track wagering, and our video lottery license may not be renewed. In addition, our annual simulcast export agreements are subject to horsemen’s approval under FIHA. Simulcast import and export agreements require horsemen approval per West Virginia law.

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

Our ability to attract and retain employees has caused and may in the future cause us to reduce casino operating hours or close certain amenities at our properties which could negatively impact guest loyalty and operating results. We have adjusted, and if required we plan to continue to adjust, operating hours for food and beverage outlets, and hotel and convention spaces where we are impacted by staffing challenges. We have employees in Poland who belong to trade unions that have the right to approve changes in pay for union employees at CPL. In the United States, there are employees at our West Virginia and Maryland casinos who belong to unions and have collective bargaining agreements with the casinos. A lengthy strike or other work stoppage at our casino properties with unions could have an adverse effect on our business and results of operations. Our other employees in the US and Canada are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operations and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations. In addition, changes to labor laws or prevailing market conditions could lead to increased labor costs that could have an adverse impact on our profitability.

Common Stock and Stockholder Risks

Certain anti-takeover measures we have adopted may limit our ability to consummate transactions that some of our security holders might otherwise support.

We have a fair price business combination provision in our certificate of incorporation, which requires approval of certain business combinations and other transactions by holders of 80% of our outstanding shares of voting stock. In addition, our certificate of incorporation allows our Board to issue shares of preferred stock without stockholder approval. These provisions generally have the effect of requiring that any party seeking to acquire us negotiate with our Board in order to structure a business combination with us. This may have the effect of depressing the price of our common stock due to the possibility that certain transactions that our stockholders might favor could be precluded by these provisions.

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

Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of a significant portion of our assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. In the fourth quarter of 2024, we impaired $70.2 million related to goodwill at the Nugget and Rocky Gap. See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for more information on our goodwill and other intangible assets.

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

Our Chief Information Officer (“CIO”) is responsible for assessing, identifying, and managing the risks from cybersecurity threats. Our CIO has over 16 years of experience in information technology and security positions. The CIO leads a team which includes our Corporate Director of IT Infrastructure with 12 years of information technology and cybersecurity related experience, who holds a Certified Information Systems Security Professional (“CISSP”) certification.

Our Board, primarily through the Audit Committee, oversees management's approach to managing cybersecurity risks. The Audit Committee, comprised solely of independent directors, is charged with overseeing the Company’s risk management, including information technology and cybersecurity. The Audit Committee routinely engages with relevant management on a range of cybersecurity-related topics, including the threat of environment and vulnerability assessments, policies and practices, technology trends, and regulatory developments from the CIO.

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

Material cybersecurity incidents are required to be reported to the Board. As of the date of this report, we are not aware of any incidents from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities at each of our casinos as of December 31, 2025:

Summary of Property Information

Segment/Property	Year Opened / Acquired	Approximate Casino Square Footage	Acreage	Slot / Electronic Gaming Machines (#) (1)	Tables (#) (1)	Hotel Rooms (#)	Racetrack (#)
US East
Mountaineer Casino, Resort & Races (2)	2019	66,152	1,528.1	1,045	26	357	1
Rocky Gap Casino, Resort & Golf (2)	2023	25,447	270.0	630	12	198	—
Subtotal		91,599	1,798.1	1,675	38	555	1
US Midwest
Century Casino & Hotel - Cape Girardeau (2)	2019	45,536	19.1	813	23	69	—
Century Casino & Hotel - Caruthersville (2)(3)	2019	27,000	38.2	579	7	74	—
Century Casino & Hotel - Central City	2006	22,640	1.3	409	—	26	—
Century Casino & Hotel - Cripple Creek	1996	19,610	3.5	377	—	21	—
Subtotal		114,786	62.1	2,178	30	190	—
US West
Nugget Casino Resort (4)	2023	72,100	25.1	907	22	1,382	—
Canada
Century Casino & Hotel - Edmonton (2)	2006	24,685	6.0	792	23	26	—
Century Casino St. Albert (2)	2016	12,951	7.1	432	10	—	—
Century Mile Racetrack and Casino (2)	2019	19,407	100.1	581	—	—	1
Century Downs Racetrack and Casino (2)	2015	17,549	57.3	660	—	—	1
Subtotal		74,592	170.5	2,465	33	26	2
Poland
Casinos Poland (5)	2007	54,909	—	337	76	—	—
Total		407,986	2,055.8	7,562	199	2,153	3

(1)Machine and table counts are reported as the total number of machines as of December 31, 2025. In Canada, slot/electronic gaming machines include video lottery terminals.

(2)Subsidiaries of VICI PropCo own the real estate assets underlying these properties, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville. Subsidiaries of the Company lease these properties under the Master Lease with subsidiaries of VICI PropCo.

(3)Includes The Farmstead.

(4)The land and building are owned by Smooth Bourbon. We own 50% of Smooth Bourbon.

(5)As of December 31, 2025, Casinos Poland operated five separate casinos in leased building spaces, including hotels, throughout Poland. A sixth casino opened in February 2026. For the locations of these casinos, see “Additional Property Information” below.

Additional Property Information

As of December 31, 2025, our US subsidiaries and the parent of our Canadian subsidiaries were pledged as collateral for our obligations under our credit agreement (“Goldman Credit Agreement”) with Goldman Sachs Bank USA (“Goldman”). As of December 31, 2025, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland is secured by a bank guarantee with mBank S.A. (“mBank”). See Note 5 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Corporate Offices – We lease approximately 13,200 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Poland – The following table summarizes information about CPL’s casinos as of December 31, 2025(1).

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Warsaw Presidential Hotel	September 2028	70	35
Bielsko-Biala (2)	Hotel Grepielnia	February 2030	57	5
Katowice (2)	Metropol Hotel Katowice	February 2030	70	13
Wroclaw (3)	Polonia Hotel	December 2029	70	14
Lodz	Manufaktura Entertainment Complex	June 2030	70	9
Wroclaw (4)	Korona Hotel	March 2031	—	—

(1)A detailed description of the regulations applicable to CPL licenses and our ability to obtain new licenses for our locations on their expiration is contained in Exhibit 99.1 to this report, which is incorporated herein by reference.

(2)We closed the casinos in Katowice and Bielsko-Biala in October 2023 due to the expiration of the gaming licenses. We were awarded both licenses in February 2024. The Bielsko-Biala casino reopened in February 2024, and the Katowice casino reopened in March 2024 with a reduced gaming floor. We reopened the full gaming floor at the Katowice casino in May 2025 following regulatory approval.

(3)We closed the Wroclaw casino in November 2023 due to the expiration of the gaming license. We were awarded the license in December 2023. We relocated the casino to a new location and opened the casino in October 2024.

(4)We were awarded a license for a second location in Wroclaw in March 2025. We opened the casino in February 2026 with 41 slot machines and five table games.

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

The Master Lease has been amended since 2019 as follows:

•On December 1, 2022, an amendment provided for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease to provide for an increase in initial annualized rent by approximately $4.2 million, the cash payments for which can be deferred for a period of 12 months after the completion of the project and (iii) other related modifications. We elected to defer the cash payments related to the increase in initial annualized rent for 12 months, and the deferred rent is being paid over a six month period that began in December 2025.

•On July 25, 2023, an amendment (i) added Rocky Gap to the Master Lease, (ii) increased initial annualized rent by approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five-year renewal options).

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.6 million based on the exchange rate on December 31, 2025) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options). In addition, the portion of the Master Lease attributable to the Century Canadian Portfolio has a maximum 2.5% annual escalator increase.

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The scheduled 2026 rent payments under the Master Lease, including a CPI increase, are approximately $67.3 million. The rent payments are subject to annual escalations during the lease term. The Master Lease has an initial term of 15 years with no purchase option. In the December 2022 amendment of the Master Lease, we exercised our first five year renewal term. At our option, the Master Lease may be extended for up to three additional five year renewal terms beyond the 20 year term. The renewal terms are effective as to all, but not less than all, of the properties then subject to the Master Lease. We do not have the ability to terminate our obligations under the Master Lease prior to its expiration without the lessor’s consent.

The Master Lease has a triple-net structure, which requires us to pay substantially all costs associated with the properties, including real estate taxes, insurance, utilities, maintenance and operational costs. The Master Lease contains certain covenants, including minimum capital improvement expenditures. Century Casinos, Inc. has provided a guarantee of our subsidiaries’ obligations under the Master Lease. We account for the sale-leaseback transactions involving the Master Lease as failed sale-leasebacks, and therefore the Master Lease is accounted for as a financing obligation. For additional information regarding the Master Lease, see Note 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Nugget Casino Lease

The land, buildings, structures and other improvements of the Nugget Casino are leased from Smooth Bourbon (the “Nugget Lease”). We own 50% of Smooth Bourbon and consolidate it as a subsidiary for which we have a controlling interest. As such the finance lease asset, finance lease liability, revenue and expense are eliminated upon consolidation and the 50% of Smooth Bourbon’s income attributable to Marnell is recorded as non-controlling interest. We distribute dividends to Marnell for its 50% ownership interest in Smooth Bourbon. The dividends consist of rent from the Nugget Lease offset by operating costs of Smooth Bourbon and are recorded as dividends to non-controlling partners in our consolidated statement of cash flows. The scheduled 2026 rent payments under the Nugget Lease attributable to Marnell’s 50% ownership of Smooth Bourbon are $7.9 million. The rent payments are subject to annual escalations during the lease term. The Nugget Lease has an initial term of 35 years and a purchase option if Century purchases the remaining 50% of Smooth Bourbon. At our option, the Nugget Lease may be extended for up to four additional five year renewal terms. The Nugget Lease has a triple-net structure, which requires us to pay substantially all costs associated with the property, including real estate taxes, insurance, utilities, maintenance and operational costs. The Nugget Lease contains certain covenants, including minimum capital improvement expenditure requirements. Century Casinos, Inc. has provided a guarantee of the Nugget’s obligations under the Master Lease.

Item 3. Legal Proceedings.

We are not a party to any pending litigation that, in management’s opinion, could have a material effect on our financial position or results of operations except as disclosed in Note 15 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

Name	Age	Position Held
Erwin Haitzmann	72	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	63	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	64	Chief Financial Officer and Corporate Secretary
Timothy Wright	55	Chief Accounting Officer and Corporate Controller
Andreas Terler	56	Managing Director of Century Resorts Management GmbH and Executive Vice President
Nikolaus Strohriegel	56	Managing Director of Century Resorts Management GmbH and Executive Vice President

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the Nasdaq Capital Market under the symbol “CNTY”. The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2020 through December 31, 2025, and compares it to the cumulative total return on the Nasdaq and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2020, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/20	12/21	12/22	12/23	12/24	12/25
CNTY	100.00	190.61	110.02	76.37	50.70	20.81
Nasdaq	100.00	121.39	81.21	116.47	149.83	180.33
Dow Jones US Gambling Index	100.00	87.15	64.91	84.33	83.74	80.72

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the Board.

At March 9, 2026, we had 115 holders of record of our common stock.

Issuer Repurchases

In March 2000, our Board approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our Board approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $10.8 million remaining as of December 31, 2025.

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

The Plans entered into during 2025 were as follows:

•On May 14, 2025, we announced we entered into a Plan for the purpose of repurchasing up to $3.0 million of shares of our outstanding common stock. This Plan expired on July 31, 2025.

•On August 11, 2025, we announced we entered into a Plan for the purpose of repurchasing up to $2.5 million of shares of our outstanding common stock. This Plan expired on December 31, 2025.

The table below details the repurchases made under the Plans during the three months ended December 31, 2025. During the three months ended December 31, 2025, there were no repurchases under our repurchase program outside of the Plans.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans	Approximate dollar amount that may yet be purchased under the plan (in millions) ($)
Plan Adopted August 11, 2025
October 2025	174,696	2.39	174,696	1.1
November 2025	241,023	1.63	241,023	0.7
December 2025	506,579	1.39	506,579	—
Total	922,298	1.64	922,298

On January 2, 2026, we announced we entered into a new Plan for the purpose of repurchasing up to $1.5 million of shares of our outstanding common stock. This Plan expires on May 10, 2026.

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

During the fourth quarter of 2025, due to changes in expected long-term future economic characteristics, we determined that the aggregation of operating segments within the United States reportable segment was no longer appropriate. As a result, we reorganized our reportable segments to provide greater specificity within the United States. We aggregate all operating segments into five reportable segments based on the geographical locations in which our casinos operate: US East, US Midwest, US West, Canada and Poland. We view each casino or other operation within those markets as a reporting unit. The reporting units, except for Century Downs Racetrack and Casino and Casinos Poland, are owned, operated and managed through wholly-owned subsidiaries. Our ownership and operation of Century Downs Racetrack and Casino and Casinos Poland are discussed below. The table below provides information about the aggregation of our operating segments and reporting units into reportable segments as of December 31, 2025.

Reportable Segment and Operating Segment	Reporting Unit
US East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
US Midwest	Century Casino & Hotel Central City
Century Casino & Hotel Cripple Creek
Century Casino & Hotel Cape Girardeau and The Riverview (1)
Century Casino & Hotel Caruthersville and The Farmstead (1)
US West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Century Casino & Hotel Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Casinos Poland

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo and leased to us under the Master Lease.

We have controlling financial interests through our subsidiary CRM in the following reporting units:

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% in CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and owns and operates casinos throughout Poland. See Item 2, “Properties”, above for a list of casinos operating as of December 31, 2025.

•We have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada.

We have additional business activities including certain other corporate and management operations that are not included in our reportable segments that are presented for reconciliation purposes as Corporate and Other.

Strategic Review Process

In August 2025, we announced that our Board initiated a comprehensive strategic review of our operations, capital structure and strategic growth options. The review is exploring a range of potential strategic alternatives for our assets and businesses aimed at enhancing shareholder value and supporting long-term growth. These alternatives may include opportunities to unlock value within our existing property portfolio, optimize our capital structure, evaluate potential mergers, strategic partnerships, or the sale of the Company, and to analyze potential divestments of assets or other asset-level transactions. The Board has not set a timetable for the conclusion of this review. At this stage, no commitments or decisions have been made and there can be no assurance that the review will result in any transaction or particular change to our business. We do not intend to make further public comments on the process unless and until we determine that further disclosure is appropriate or necessary.

Recent Developments Related to Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including volatile changes in stock markets, foreign currency exchange rates, political unrest and armed conflicts, inflation, US domestic and other international economic policies, such as tariffs and other factors. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could have a material adverse effect on our business, financial condition and results of operations. The actual or perceived impact of macroeconomic conditions on consumer spending could lead to fewer customer visits and decreased discretionary spending by our customers. Any worsening in economic conditions in the regions in which we operate or globally, or the perception that conditions may worsen, could reduce consumer discretionary spending or increase our costs and erode our net earnings and cash flows.

Other Projects and Developments

As detailed further in Item 1, “2025 Business Developments”, on December 1, 2025 through a partnership with BetMGM we began operating a sports book at Cape Girardeau and an online and mobile sports betting application under our license in Missouri.

Additional Gaming Projects

We periodically explore additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,		% Change
Average Rates	2025	2024	2025/2024
Canadian dollar (CAD)	1.3979	1.3696	(2.1%)
Euros (EUR)	0.8871	0.9244	4.0%
Polish zloty (PLN)	3.7608	3.9807	5.5%
Source: Xe Currency Converter

We recognize in our statement of loss, foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than US dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by our casinos in Canada and Poland are generally denominated in Canadian dollars and Polish zloty, respectively. A decrease in the value of these currencies in relation to the value of the US dollar would decrease the earnings from our foreign operations when translated into US dollars. An increase in the value of these currencies in relation to the value of the US dollar would increase the earnings from our foreign operations when translated into US dollars. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

DISCUSSION OF RESULTS

Years ended December 31, 2025 and 2024

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,		2025/2024
Amounts in thousands	2025	2024	$ Change	% Change
Gaming revenue	$422,430	$419,948	$2,482	0.6%
Pari-mutuel, sports betting and iGaming revenue	19,835	19,016	819	4.3%
Hotel Revenue	49,087	48,253	834	1.7%
Food and beverage revenue	57,131	58,947	(1,816)	(3.1%)
Other revenue	24,492	29,755	(5,263)	(17.7%)
Net operating revenue	572,975	575,919	(2,944)	(0.5%)
Gaming expenses	(224,802)	(225,466)	(664)	(0.3%)
Pari-mutuel, sports betting and iGaming expenses	(22,806)	(22,234)	572	2.6%
Hotel expenses	(19,333)	(18,883)	450	2.4%
Food and beverage expenses	(50,213)	(52,416)	(2,203)	(4.2%)
Other expenses	(9,372)	(11,381)	(2,009)	(17.7%)
General and administrative expenses	(144,249)	(147,912)	(3,663)	(2.5%)
Depreciation and amortization	(50,921)	(49,595)	1,326	2.7%
Impairment - goodwill	—	(70,189)	(70,189)	(100.0%)
Total operating costs and expenses	(521,696)	(598,076)	(76,380)	(12.8%)
Earnings (loss) from operations	51,279	(22,157)	73,436	331.4%

Income tax expense	(2,748)	(26,631)	23,883	89.7%
Net earnings attributable to non-controlling interests	(7,520)	(7,085)	(435)	(6.1%)
Net loss attributable to Century Casinos, Inc. shareholders	(61,416)	(153,601)	92,185	60.0%
Adjusted EBITDAR (1)	$105,377	$102,678	$2,699	2.6%

Net loss per share attributable to Century Casinos, Inc. shareholders
Basic	$(2.04)	$(5.02)	$2.98	59.4%
Diluted	$(2.04)	$(5.02)	$2.98	59.4%

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” below in this Item 7.

Comparability Impacts

Items impacting year-over-year comparability of the results include the following:

Impairment of Goodwill (US East and US West - 2024) – We determined that goodwill related to the Nugget and Rocky Gap was impaired during the year ended December 31, 2024. As a result of the impairments, we recorded $70.2 million to impairment – goodwill for the year ended December 31, 2024.

On July 30, 2024, we announced we were replacing the management team at the Nugget. During the annual forecast process that began in mid-fourth quarter 2024, the new management team revised the future operating results assumptions due to revised future performance expectations based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. As a result, we fully impaired goodwill at the Nugget based on these updated assumptions.

During the annual forecast process that began mid-fourth quarter 2024, the management team at Rocky Gap revised the future operating results assumptions due to delays in the execution of the planned player engagement strategy. As a result, we fully impaired goodwill at Rocky Gap based on these updated assumptions.

Valuation Allowance (2024) – Income tax expense was primarily impacted by the recording of a valuation allowance on our net deferred tax assets related to our operations within the United States for the year ended December 31, 2024.

Sports Betting (Colorado - 2024) – In 2024, we mutually agreed to cancel two of our sports betting agreements in Colorado. The Circa Sports (“Circa”) agreement was terminated in May 2024 and the Tipico Group Ltd. (“Tipico”) agreement was terminated in July 2024. As part of the Circa termination agreement, we received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. As part of the Tipico termination agreement, we received a payment of $1.6 million that included sports betting revenue owed from November 2023 to June 2024 and a breakage fee of $1.0 million. The breakage fees were recorded as other revenue on our consolidated statement of loss, resulting in $1.7 million in other revenue for the year ended December 31, 2024.

Sports Betting (Missouri - 2025) – On December 1, 2025, we opened a retail sportsbook at Cape Girardeau and began offering online sports betting through an agreement with BetMGM. The agreement includes a percentage of net gaming revenue payable to us, with a guaranteed minimum.

Weather – Inclement weather impacted revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 for all of our North American properties.

Summary of Changes by Reportable Segment

Net operating revenue decreased by ($2.9) million, or (0.5%), for the year ended December 31, 2025 compared to the year ended December 31, 2024. Following is a breakout of net operating revenue by reportable segment for the year ended December 31, 2025 compared to the year ended December 31, 2024.

•US East decreased by ($2.1) million, or (1.2%).

•US Midwest increased by $3.3 million, or 2.0%.

•US West decreased by ($7.9) million, or (9.1%).

•Canada decreased by ($0.4) million, or (0.5%).

•Poland increased by $4.3 million, or 5.3%.

Operating costs and expenses decreased by ($76.4) million, or (12.8%), for the year ended December 31, 2025 compared to the year ended December 31, 2024. Following is a breakout of operating costs and expenses by reportable segment for the year ended December 31, 2025 compared to the year ended December 31, 2024. Corporate and Other is included for reconciliation purposes.

•US East decreased by ($29.8) million, or (15.9%).

•US Midwest increased by $3.0 million, or 2.5%.

•US West decreased by ($50.6) million, or (37.6%).

•Canada decreased by ($0.5) million, or (0.8%).

•Poland increased by $1.9 million, or 2.3%.

•Corporate and Other decreased by ($0.3) million, or (2.2%).

Earnings from operations increased by $73.4 million, or 331.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Following is a breakout of earnings from operations by reportable segment for the year ended December 31, 2025 compared to the year ended December 31, 2024. Corporate and Other is included for reconciliation purposes.

•US East increased by $27.7 million, or 175.4%.

•US Midwest increased by $0.3 million, or 0.7%.

•US West increased by $42.7 million, or 90.5%.

•Canada increased by $0.1 million, or 0.6%.

•Poland increased by $2.4 million, or 63.6%.

•Corporate and Other increased by $0.3 million, or 2.0%.

Net loss attributable to Century Casinos, Inc. shareholders decreased by ($92.2) million, or (60.0%), for the year ended December 31, 2025 compared to the year ended December 31, 2024. Items deducted from or added to earnings from operations to arrive at net loss attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. In 2024, net loss attributable to Century Casinos, Inc. shareholders was impacted by the valuation allowance on our net deferred tax assets related to our United States operations during the second quarter of 2024, and by the impairment of goodwill at the Nugget and Rocky Gap during the fourth quarter of 2024 as detailed above. Interest expense, primarily from the Goldman Credit Agreement and the Master Lease, negatively impacts net loss attributable to Century Casinos, Inc. shareholders. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

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

The reconciliation of Adjusted EBITDAR to net (loss) earnings attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(14,161)	$16,069	$(11,716)	$1,639	$(1,110)	$(52,137)	$(61,416)
Interest income	—	(121)	—	(356)	(20)	(820)	(1,317)
Interest expense (2)	26,019	26,629	—	13,598	224	38,313	104,783
Income tax expense	—	404	—	1,153	308	883	2,748
Depreciation and amortization	15,372	15,340	13,481	4,371	2,285	72	50,921
Net earnings (loss) attributable to non-controlling interests	—	—	7,206	869	(555)	—	7,520
Non-cash stock-based compensation	—	—	—	—	—	1,128	1,128
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	1	—	36	(851)	(277)	(2)	(1,093)
Loss (gain) on disposition of fixed assets	46	47	47	(124)	74	—	90
Pre-opening and termination expenses	—	—	—	—	2,013	—	2,013
Adjusted EBITDAR	$27,277	$58,368	$9,054	$20,299	$2,942	$(12,563)	$105,377

(1)Represents additional business activities including certain other corporate and management operations that are not included in our reportable segments. Information is presented for reconciliation purposes.

(2)See “Non-Operating (Expense) Income – Interest expense” below for a breakdown of interest expense and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(3)Includes $1.0 million related to cost recovery income for CDR in the Canada segment.

	For the year ended December 31, 2024
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(47,106)	$6,542	$(61,289)	$3,390	$(1,909)	$(53,229)	$(153,601)
Interest income	—	(167)	(1)	(1,163)	(80)	(1,233)	(2,644)
Interest expense (2)	25,575	22,159	—	13,707	39	41,887	103,367
Income tax expense (benefit)	5,748	14,197	7,029	1,010	(237)	(1,116)	26,631
Depreciation and amortization	15,929	14,172	13,153	4,368	1,811	162	49,595
Net earnings (loss) attributable to non-controlling interests	—	—	7,097	943	(955)	—	7,085
Non-cash stock-based compensation	—	—	—	—	—	66	66
Loss (gain) on foreign currency transactions, cost recovery income and other (3)	—	24	—	(2,057)	(584)	(356)	(2,973)
Impairment - goodwill (4)	26,473	—	43,716	—	—	—	70,189
Loss (gain) on disposition of fixed assets	409	135	(4)	(36)	953	—	1,457
Acquisition costs	—	—	—	—	—	(19)	(19)
Pre-opening and termination expenses	—	—	—	—	3,525	—	3,525
Adjusted EBITDAR	$27,028	$57,062	$9,701	$20,162	$2,563	$(13,838)	$102,678

(1)Represents additional business activities including certain other corporate and management operations that are not included in our reportable segments. Information is presented for reconciliation purposes.

(2)See “Non-Operating (Expense) Income – Interest expense” below for a breakdown of interest expense and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

(3)Includes $1.1 million related to cost recovery income for CDR in the Canada segment.

(4)Related to the impairment of goodwill at the Nugget and Rocky Gap.

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

Amounts in thousands	December 31, 2025	December 31, 2024
Total long-term debt, including current portion	$328,931	$328,156
Deferred financing costs	8,759	11,454
Total principal	$337,690	$339,610
Less: Cash and cash equivalents	$68,921	$98,769
Net Debt	$268,769	$240,841

RESULTS OF OPERATIONS - REPORTABLE SEGMENTS

The following discussion provides further detail of consolidated results by reportable segment.

US East
	For the year
	ended December 31,		2025/2024
Amounts in thousands	2025	2024	$ Change	% Change
Gaming revenue	$123,626	$128,908	$(5,282)	(4.1%)
Pari-mutuel, sports betting and iGaming revenue	9,100	7,708	1,392	18.1%
Hotel revenue	17,054	15,088	1,966	13.0%
Food and beverage revenue	14,069	14,668	(599)	(4.1%)
Other revenue	5,647	5,268	379	7.2%
Net operating revenue	169,496	171,640	(2,144)	(1.2%)
Gaming expenses	(88,512)	(91,128)	(2,616)	(2.9%)
Pari-mutuel, sports betting and iGaming expenses	(7,052)	(6,798)	254	3.7%
Hotel expenses	(5,544)	(5,465)	79	1.4%
Food and beverage expenses	(9,595)	(9,692)	(97)	(1.0%)
Other expenses	(2,490)	(2,412)	78	3.2%
General and administrative expenses	(29,026)	(29,526)	(500)	(1.7%)
Depreciation and amortization	(15,372)	(15,929)	(557)	(3.5%)
Impairment - goodwill	—	(26,473)	(26,473)	(100.0%)
Total operating costs and expenses	(157,591)	(187,423)	(29,832)	(15.9%)
Earnings (loss) from operations	11,905	(15,783)	27,688	175.4%

Income tax expense	—	(5,748)	5,748	100.0%
Net loss attributable to Century Casinos, Inc. shareholders	(14,161)	(47,106)	32,945	69.9%
Adjusted EBITDAR	$27,277	$27,028	$249	0.9%

The Happy Valley Casino in Pennsylvania is expected to open in spring 2026. This casino, which is 112 miles from Rocky Gap, is expected to increase competition for Rocky Gap and could have a negative impact on our results of operations in Maryland. We believe our marketing efforts to surrounding areas such as Baltimore and Washington D.C. and the other non-casino amenities that our property offers, such as our golf course, will minimize the potential impact of this competitor on Rocky Gap's performance.

We partner with sports betting operators that conduct sports wagering at our West Virginia location. The agreement provides for a share of net gaming revenue. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue.

2025 compared to 2024

The following discussion highlights results for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Winter weather negatively impacted the properties during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Decreased net operating revenue was due to increased promotional allowances at both properties and decreased gaming revenue at our Mountaineer property, offset by increased gaming revenue and increased hotel revenue due to increases in room rates at our Rocky Gap property and increased pari-mutuel revenue at our Mountaineer property. At our Rocky Gap property, the golf course was closed for the majority of the first quarter of 2025 due to winter weather, which impacted gaming, hotel and food and beverage revenue. Decreased operating costs and expenses were due to decreased gaming-related, maintenance and insurance expenses, partially offset by increased payroll expense.

Additional information about pari-mutuel, sports betting and iGaming revenue in the US East reportable segment is provided below.

	For the year
	ended December 31,
Amounts in millions	2025	2024
Pari-mutuel revenue	$6.2	$5.7
Sports betting revenue	0.3	0.2
iGaming revenue	2.6	1.8
	$9.1	$7.7

A reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders for this reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

US Midwest
	For the year
	ended December 31,		2025/2024
Amounts in thousands	2025	2024	$ Change	% Change
Gaming revenue	$146,681	$142,305	$4,376	3.1%
Pari-mutuel, sports betting and iGaming revenue	1,084	1,817	(733)	(40.3%)
Hotel revenue	5,641	4,589	1,052	22.9%
Food and beverage revenue	7,407	7,340	67	0.9%
Other revenue	2,997	4,485	(1,488)	(33.2%)
Net operating revenue	163,810	160,536	3,274	2.0%
Gaming expenses	(58,996)	(57,909)	1,087	1.9%
Pari-mutuel, sports betting and iGaming expenses	(74)	—	74	100.0%
Hotel expenses	(2,858)	(2,480)	378	15.2%
Food and beverage expenses	(7,374)	(7,946)	(572)	(7.2%)
Other expenses	(342)	(388)	(46)	(11.9%)
General and administrative expenses	(35,798)	(34,910)	888	2.5%
Depreciation and amortization	(15,340)	(14,172)	1,168	8.2%
Total operating costs and expenses	(120,782)	(117,805)	2,977	2.5%
Earnings from operations	43,028	42,731	297	0.7%

Income tax expense	(404)	(14,197)	13,793	97.2%
Net earnings attributable to Century Casinos, Inc. shareholders	16,069	6,542	9,527	145.6%
Adjusted EBITDAR	$58,368	$57,062	$1,306	2.3%

We opened the new land-based casino and hotel in Caruthersville on November 1, 2024. The casino has 579 slot machines and seven live table games, which is approximately a 50% increase in gaming positions compared with the prior temporary location. The number of hotel rooms doubled to 74.

We opened The Riverview in Cape Girardeau in April 2024. The Riverview is a 69 room, six-story hotel with 68,000 square feet that is adjacent to and connected with Century Casino Cape Girardeau.

We partner with sports betting operators that conduct sports wagering at our Colorado and Missouri locations. Each agreement with the sports betting operators provides for a share of net gaming revenue with a minimum revenue guarantee each year. We have partnered with BetMGM to operate a sports book at Cape Girardeau and an online and mobile sports betting application under our license in Missouri. Sports betting began in Missouri on December 1, 2025. As stated above in “Comparability Impacts”, our sports betting agreements in Colorado with Circa and Tipico ended in May 2024 and July 2024, respectively.

The Cripple Creek and Central City casinos in Colorado stopped offering table gaming in January 2025. Through December 2025, the removal of table games has not had a material impact on earnings from operations at our Colorado casinos as the expense savings have offset the decrease in revenue. Table games revenue in Colorado was $1.6 million for the year ended December 31, 2024.

2025 Compared to 2024

The following discussion highlights results for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Winter weather negatively impacted the properties during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

In Missouri, net operating revenue increased by approximately $9.7 million primarily due to increased revenue at our new casino in Caruthersville and increased hotel and food and beverage revenue at our Cape Girardeau property due to the new hotel opened in 2024, offset by decreased gaming revenue at our Cape Girardeau property. The increases in Missouri were offset by decreased net operating revenue of approximately $6.4 million in Colorado. Decreased net operating revenue in Colorado was primarily due to the termination of two sports betting agreements in 2024, as detailed above, decreased gaming revenue due to the elimination of table games at both properties, and the inclement weather in February 2025. Operating costs and expenses in the Midwest operating segment increased due to increased payroll and gaming-related expenses at the Missouri locations due to opening our new hotels and the new Caruthersville casino in 2024, partially offset by decreased payroll at the Colorado locations due to the closure of table games.

A reconciliation of Adjusted EBITDAR to net earnings attributable to Century Casinos, Inc. shareholders for this reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

US West
	For the year
	ended December 31,		2025/2024
Amounts in thousands	2025	2024	$ Change	% Change
Gaming revenue	$22,179	$22,489	$(310)	(1.4%)
Pari-mutuel, sports betting and iGaming revenue	75	72	3	4.2%
Hotel revenue	25,787	27,998	(2,211)	(7.9%)
Food and beverage revenue	22,031	23,540	(1,509)	(6.4%)
Other revenue	9,489	13,393	(3,904)	(29.1%)
Net operating revenue	79,561	87,492	(7,931)	(9.1%)
Gaming expenses	(12,996)	(13,975)	(979)	(7.0%)
Hotel expenses	(10,652)	(10,664)	(12)	(0.1%)
Food and beverage expenses	(18,333)	(20,236)	(1,903)	(9.4%)
Other expenses	(6,417)	(8,440)	(2,023)	(24.0%)
General and administrative expenses	(22,145)	(24,472)	(2,327)	(9.5%)
Depreciation and amortization	(13,481)	(13,153)	328	2.5%
Impairment - goodwill	—	(43,716)	(43,716)	(100.0%)
Total operating costs and expenses	(84,024)	(134,656)	(50,632)	(37.6%)
Loss from operations	(4,463)	(47,164)	42,701	90.5%

Income tax expense	—	(7,029)	7,029	100.0%
Net earnings attributable to non-controlling interests	(7,206)	(7,097)	(109)	(1.5%)
Net loss attributable to Century Casinos, Inc. shareholders	(11,716)	(61,289)	49,573	80.9%
Adjusted EBITDAR	$9,054	$9,701	$(647)	(6.7%)

We partner with sports betting operators that conduct sports wagering at our Nevada location. The agreement provides for a share of net gaming revenue.

2025 Compared to 2024

The following discussion highlights results for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Winter weather negatively impacted the property during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Net operating revenue at the Nugget decreased primarily due to fewer events held at our outdoor event center and decreased gaming, hotel and food and beverage revenue, offset by decreased promotional allowances. We continue to focus our efforts on marketing group and convention sales for the hotel and our new loyalty program in an effort to drive revenue growth. Operating costs and expenses decreased primarily due to decreased payroll and cost of goods sold from the cost saving measures and operating efficiencies that we began implementing mid-April 2024 and decreased production costs as a result of fewer events at the outdoor event center. The cost saving measures included staffing changes and changes to hotel operations.

A reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders for this reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Canada
	For the year
	ended December 31,		2025/2024
Amounts in thousands	2025	2024	$ Change	% Change
Gaming revenue	$47,317	$48,062	$(745)	(1.6%)
Pari-mutuel, sports betting and iGaming revenue	9,576	9,419	157	1.7%
Hotel revenue	605	578	27	4.7%
Food and beverage revenue	12,666	12,566	100	0.8%
Other revenue	5,765	5,692	73	1.3%
Net operating revenue	75,929	76,317	(388)	(0.5%)
Gaming expenses	(9,755)	(10,055)	(300)	(3.0%)
Pari-mutuel, sports betting and iGaming expenses	(15,680)	(15,436)	244	1.6%
Hotel expenses	(279)	(274)	5	1.8%
Food and beverage expenses	(11,165)	(11,020)	145	1.3%
Other expenses	(123)	(141)	(18)	(12.8%)
General and administrative expenses	(18,628)	(19,191)	(563)	(2.9%)
Depreciation and amortization	(4,371)	(4,368)	3	0.1%
Total operating costs and expenses	(60,001)	(60,485)	(484)	(0.8%)
Earnings from operations	15,928	15,832	96	0.6%

Income tax expense	(1,153)	(1,010)	(143)	(14.2%)
Net earnings attributable to non-controlling interests	(869)	(943)	74	7.8%
Net earnings attributable to Century Casinos, Inc. shareholders	1,639	3,390	(1,751)	(51.7%)
Adjusted EBITDAR	$20,299	$20,162	$137	0.7%

In February 2023, the AGLC approved a temporary increase from 15% of slot machine net sales retained by casinos to 17% beginning April 1, 2023. In January 2026, the temporary increase was extended through March 31, 2029. We estimate that the additional 2% of slot machine net sales retained by the casinos resulted in net operating revenue of approximately $2.9 million during each of the years ended December 31, 2025 and 2024.

A competitor has received conditional approval to relocate its casino from Camrose, Alberta, to south Edmonton, approximately 11 miles from our Century Mile property. We anticipate the casino will open in 2027 once construction is complete and final approvals are received. An increase in competitors to the Edmonton market and near our Century Mile property could lead to a decrease in visitors at our casinos and have a negative impact on our results of operations in Canada.

In June 2025, Alberta’s Bill 48 regulating iGaming in Alberta passed. The bill will create an open market for online sports betting and iGaming with retail sports betting available at casinos and specific sports venues. The regulatory framework is still being finalized but it is expected that casinos will have the option to select a licensed third-party provider or partner with AGLC to provide sports betting and iGaming products. We plan to offer retail sports betting at our locations in Alberta through either a licensed third-party provider or the AGLC.

Results in US dollars were impacted by a (2.1%) decrease in the average exchange rate between the US dollar and Canadian dollar for the year ended December 31, 2025 compared to the year ended December 31, 2024. The tables below provide results for the Canada reportable segment.

	For the year		2025/2024
	ended December 31,			%
Amounts in CAD, in millions	2025	2024	Change	Change
Net operating revenue
Canada	106.0	104.5	1.5	1.4%

Operating costs and expenses (1)
Canada	77.7	76.8	0.9	1.2%

	For the year
	ended December 31,		2025/2024
Amounts in millions	2025	2024	$ Change	% Change
Net operating revenue
Canada	$75.9	$76.3	$(0.4)	(0.5%)

Operating costs and expenses (1)
Canada	$55.6	$56.1	$(0.5)	(0.9%)

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

2025 Compared to 2024

The following discussion highlights results for the year ended December 31, 2025 compared to the year ended December 31, 2024. Unless otherwise indicated, explanations below are provided based on CAD results.

Net operating revenue increased due to increased gaming revenue at our St. Albert and Century Downs properties, increased pari-mutuel revenue at both of our racetracks and increased food and beverage revenue at our St. Albert property, offset by decreased gaming revenue at our Edmonton and Century Mile properties. Operating costs and expenses increased due to increased payroll costs.

A reconciliation of Adjusted EBITDAR to net earnings attributable to Century Casinos, Inc. shareholders for this reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

Poland
	For the year
	ended December 31,		2025/2024
Amounts in thousands	2025	2024	$ Change	% Change
Gaming	$82,627	$78,184	$4,443	5.7%
Food and beverage	958	833	125	15.0%
Other revenue	583	883	(300)	(34.0%)
Net operating revenue	84,168	79,900	4,268	5.3%
Gaming expenses	(54,543)	(52,399)	2,144	4.1%
Food and beverage expenses	(3,746)	(3,522)	224	6.4%
General and administrative expenses	(24,950)	(25,894)	(944)	(3.6%)
Depreciation and amortization	(2,285)	(1,811)	474	26.2%
Total operating costs and expenses	(85,524)	(83,626)	1,898	2.3%
Loss from operations	(1,356)	(3,726)	2,370	63.6%

Income tax (expense) benefit	(308)	237	(545)	(230.0%)
Net loss attributable to non-controlling interests	555	955	(400)	(41.9%)
Net loss attributable to Century Casinos, Inc. shareholders	(1,110)	(1,909)	799	41.9%
Adjusted EBITDAR	$2,942	$2,563	$379	14.8%

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

The table below provides information about the closures due to licensing delays and failure to receive license awards during the periods discussed below.

Casino	Closure Date	Reopen Date
Katowice (1)	October 2023	March 2024
Bielsko-Biala	October 2023	February 2024
Wroclaw (2)	November 2023	October 2024
Krakow (3)	May 2024	N/A
LIM Center in Warsaw (3)	July 2024	N/A
Hilton Hotel in Warsaw (4)	June 2025	N/A

(1)The Katowice casino reopened in March 2024 with a reduced gaming floor. We reopened the full gaming floor in May 2025 following regulatory approval.

(2)The Wroclaw casino reopened at a new location following the closure.

(3)We were notified in October 2024 that we were not awarded casino licenses for these locations.

(4)We were notified in June 2025 that we were not awarded a casino license for this location.

We were awarded a second license in Wroclaw in March 2025, and the casino opened in February 2026.

We have not seen a material negative impact on our operations as a result of the war in Ukraine. Although Poland borders Ukraine, our casinos are not located near the border. However, continued conflict in that region could have a negative impact on our results of operations.

Results in US dollars were impacted by a 5.5% increase in the average exchange rate between the US dollar and the Polish zloty for the year ended December 31, 2025 compared to the year ended December 31, 2024. The tables below provide results for the Poland reportable segment.

	For the year		2025/2024
	ended December 31,			%
Amounts in PLN, in millions	2025	2024	Change	Change
Net operating revenue
Poland	316.8	318.3	(1.5)	(0.5%)

Operating costs and expenses (1)
Poland	313.2	325.8	(12.6)	(3.9%)

	For the year
	ended December 31,		2025/2024
Amounts in millions	2025	2024	$ Change	% Change
Net operating revenue
Poland	$84.2	$79.9	$4.3	5.3%

Operating costs and expenses (1)
Poland	$83.2	$81.8	$1.4	1.7%

(1)Operating costs and expenses are calculated as total operating costs and expenses less depreciation and amortization.

2025 Compared to 2024

The following discussion highlights results for the year ended December 31, 2025 compared to the year ended December 31, 2024. Unless otherwise indicated, explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to licensing-related closures of our LIM Center and Krakow casinos and Hilton Hotel casino in Warsaw, offset by increased revenue due to the casinos that reopened in 2024 in Wroclaw, Bielsko-Biala and Katowice. The decreased revenue due to the closure of the casino at the Hilton Hotel in Warsaw was partially offset by increased revenue at the Warsaw Presidential Hotel. Operating costs and expenses decreased due to the decrease in payroll expenses from casino closures.

A reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders for this reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above in this Item 7.

RESULTS OF OPERATIONS – CORPORATE AND OTHER

The following discussion provides further detail of consolidated results of our additional business activities including certain other corporate and management operations that are not included in our reportable segments.

Corporate and Other
	For the year
	ended December 31,		2025/2024
Amounts in thousands	2025	2024	$ Change	% Change
Other revenue	$11	$34	$(23)	(67.6%)
Net operating revenue	11	34	(23)	(67.6%)
General and administrative expenses	(13,702)	(13,919)	(217)	(1.6%)
Depreciation and amortization	(72)	(162)	(90)	(55.6%)
Total operating costs and expenses	(13,774)	(14,081)	(307)	(2.2%)
Loss from operations	(13,763)	(14,047)	284	2.0%

Income tax (expense) benefit	(883)	1,116	(1,999)	(179.1%)
Net loss attributable to Century Casinos, Inc. shareholders	(52,137)	(53,229)	1,092	2.1%
Adjusted EBITDAR	$(12,563)	$(13,838)	$1,275	9.2%

2025 Compared to 2024

The following discussion highlights results for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Total operating costs and expenses, including general and administrative expenses, remained relatively constant. Net loss attributable to Century Casinos, Inc. shareholders in the table above is driven primarily by interest expense under the Goldman Credit Agreement.

Corporate and Other is presented for reconciliation purposes only. The reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR can be found under “Other” in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Non-Operating (Expense) Income

Non-operating (expense) income for the years ended December 31, 2025 and 2024 was as follows:

	For the year ended December 31,		2025/2024
Amounts in thousands	2025	2024	$ Change	% Change
Interest income	$1,317	$2,644	$(1,327)	(50.2%)
Interest expense	(104,783)	(103,367)	(1,416)	(1.4%)
Gain on foreign currency transactions, cost recovery income and other	1,039	2,995	(1,956)	(65.3%)
Non-operating (expense) income	$(102,427)	$(97,728)	$(4,699)	(4.8%)

Interest income

Interest income is related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the borrowings under our Goldman Credit Agreement, CRM’s term loan with UniCredit Bank Austria AG (“UniCredit”), the CPL credit agreement and credit facility with mBank S.A. (“mBank”, the “CPL Credit Agreement” and the “CPL Credit Facility”), our financing obligation under the Master Lease with VICI PropCo, deferred financing costs and our finance lease agreements. Interest expense in the US East, US Midwest and Canada reportable segments primarily relates to the Master Lease. Interest expense not attributable to our reportable segments and presented in “Corporate and Other” primarily relates to the Goldman Credit Agreement.

A breakdown of interest expense is below.

	For the year ended December 31,
Amounts in thousands	2025	2024
Interest expense - credit agreements	$35,187	$38,931
Interest expense - VICI PropCo financing obligation	66,174	61,356
Interest expense - deferred financing costs	2,695	2,695
Interest expense - miscellaneous	727	385
Total interest expense	$104,783	$103,367

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income is related to infrastructure built during the development of CDR. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. Cost recovery income of $1.0 million and $1.1 million was received by CDR for the years ended December 31, 2025 and 2024, respectively. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of an agreement between CRM and CDR.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the year ended December 31, 2025, we recognized income tax expense of $2.7 million on pre-tax loss of ($51.1) million, representing an effective income tax rate of (5.4%), compared to an income tax expense of $26.6 million on pre-tax loss of ($119.9) million, representing an effective income tax rate of (22.2%), for the year ended December 31, 2024. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 12 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Cash Flows – Summary

Our cash flows; cash, cash equivalents and restricted cash; and working capital consisted of the following:

	For the year
	ended December 31,
Amounts in thousands	2025	2024
Net cash provided by (used in) operating activities	$6,688	$(3,299)
Net cash used in investing activities	(22,256)	(60,888)
Net cash used in financing activities	(15,371)	(4,376)

	As of December 31,
Amounts in thousands	2025	2024
Cash, cash equivalents and restricted cash (1)	$69,218	$99,013
Working capital (2)	$24,292	$49,505

(1)Cash, cash equivalents and restricted cash as of December 31, 2024 included $2.7 million previously funded by VICI PropCo that had not been spent on our Caruthersville project as of such date.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 consisted of $0.7 million for a casino license in Poland, $2.7 million in slot machines and gaming related purchases for our US properties, $0.7 million for exterior renovations at our Cripple Creek property in Colorado, $0.7 million in exterior renovations at Mountaineer in West Virginia, $0.2 million for bar renovations and $0.7 million for façade and parking lot improvements at Rocky Gap in Maryland, $0.4 million for the sportsbook in Cape Girardeau, $4.0 million for our casino project in Caruthersville, Missouri, $3.4 million in elevator upgrades and $0.2 million to renovate event space at the Nugget in Nevada, $0.7 million in racing related updates at Century Downs and $0.7 million in exterior renovations at St. Albert in Canada, $1.6 million to renovate the new Wroclaw casino and $0.5 million to renovate the Bielsko-Biala casino in Poland, and $5.5 million in other fixed asset additions at our properties, offset by $0.2 million collected on a note receivable and $0.2 million in proceeds from the disposal of assets.

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

Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 consisted of $8.6 million in distributions to non-controlling interests in CDR, CPL and Smooth Bourbon, $4.0 million to repurchase and retire shares of our common stock and $2.8 million of principal payments net of proceeds from borrowings.

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

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of December 31, 2025, our total debt under bank borrowings and other agreements net of $8.8 million related to deferred financing costs was $328.9 million, of which $321.4 million was long-term debt and $7.6 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement, the CPL Credit Agreement and the CPL Credit Facility. The Goldman Credit Agreement provides for a $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. We intend to repay the current portion of our debt obligations with available cash. If opportunities to repurchase debt at a discount are offered, as occurred in February 2024 when we repurchased approximately $3.5 million under our Goldman Term Loan for 97% of its value, we may undertake such repurchases. We also may seek to refinance our debt if market conditions allow. For a description of our debt agreements, see Note 5 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Net Debt was $268.8 million as of December 31, 2025 compared to $240.8 million as of December 31, 2024. The increase in net debt is primarily due to decreased cash. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-GAAP Measures Definitions and Calculations – Net Debt” above in this Item 7.

The following table lists the 2026 maturities of our debt:

Amounts in thousands
Goldman Term Loan (1)	CPL Credit Agreement (2)	CPL Credit Facility (3)	Total
$3,500	$278	$3,780	$7,558

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

(2)The CPL Credit Agreement could be borrowed against through January 29, 2026. The repayments above are based on the payment schedule set forth in the agreement of PLN 83,000 per month (approximately $23,000 per month based on the exchange rate in effect as of December 31, 2025).

(3)The CPL Credit Facility is a line of credit available through June 2026. There is no set repayment schedule for the line of credit. We have included the balance in 2026 based on our planned repayment schedule.

Estimated interest payments based on principal amounts and expected maturities of long-term debt outstanding and management’s forecasted rates for our long-term debt agreements for the year ending December 31, 2026 are $33.2 million. Estimated interest payments do not reflect the impact of future foreign exchange rate changes.

Cash payments due under the Master Lease for 2026 are estimated to be $67.3 million, which includes a CPI increase and deferred rent on the Caruthersville project that will be repaid through May 2026. Estimated cash payments to the non-controlling partners under the lease between Smooth Bourbon and the Nugget for 2026 are estimated to be $7.9 million.

The following table details cash payments under the Master Lease, and 50% of the cash payments under the Nugget Lease for the years ended December 31, 2025 and 2024.

	For the year ended
	December 31,
Amounts in thousands	2025	2024
Master Lease	$58,644	$51,834
Nugget Lease (1)	7,768	7,001

(1)Represents payments with respect to the 50% interest in the Nugget Lease owned by Marnell through Smooth Bourbon. Smooth Bourbon is a 50% owned subsidiary of the Company that owns the real estate assets underlying the Nugget Casino Resort.

Rent expense related to the Master Lease is included in interest expense on our consolidated statements of loss. The Nugget Lease is considered an intercompany lease and income and expense related to the lease are eliminated in consolidation. The 50% interest in the Nugget Lease owned by Marnell through Smooth Bourdon is recorded as non-controlling interest on our consolidated statements of loss.

The following table lists the amount of 2026 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$7,066	$377

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

The Plan announced May 14, 2025 expired by its terms on July 31, 2025, and the Plan announced August 11, 2025 expired by its terms on December 31, 2025. Our current Plan was announced on January 2, 2026. The current Plan authorizes the repurchase of up to $1.5 million of shares of our outstanding common stock and expires by its terms on May 10, 2026. During the year ended December 31, 2025, we repurchased and retired 1,951,955 shares of our common stock for $4.0 million on the open market under the Plans. We intend to engage in additional stock repurchases through our current Plan that expires in May 2026 and also may undertake additional stock repurchases in the future. See Part II, Item 5 of this report for additional details.

Potential Sources and Uses of Liquidity, and Short-Term and Long-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of December 31, 2025, we had $68.9 million in cash and cash equivalents compared to $98.8 million in cash and cash equivalents at December 31, 2024. Cash and cash equivalents decreased primarily due to net cash used in investing activities of $22.3 million as discussed in “Investing Activities” above, including capital expenditures. Capital expenditures in 2025 were approximately $22.0 million. We plan to decrease our 2026 capital expenditures and estimate capital expenditures in 2026 to be approximately $14.7 million, including elevator upgrades at the Nugget and other maintenance expenditures at our properties. We may also utilize available cash to pay down debt or repurchase our common stock.

A substantial portion of our operating cash flow also is used to fund our debt repayments and lease payments as described in “Borrowings and Repayments of Long-Term Debt and Lease Agreements” above. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. If we have aggregate outstanding revolving loans, swingline loans, and letters of credit under the Goldman Credit Agreement greater than $10.5 million as of the last day of any fiscal quarter, we are required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. We had no outstanding revolving loans, swingline loans, or letters of credit as of December 31, 2025, and therefore the Consolidated First Lien Net Leverage Ratio requirement did not apply. As of December 31, 2025, we had $30.0 million available on our Revolving Facility. See Note 5, “Long-Term Debt” to the Consolidated Financial Statements included in Part II, Item 8 of this report.

We may be required to raise additional capital to address our liquidity and capital needs. We have a shelf registration statement with the SEC that became effective in June 2023 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities. We intend to renew the shelf registration statement in 2026.

If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks, sale and leaseback transactions of property we own or acquire, or other debt financings or refinancings or equity financings to supplement our working capital and investing requirements. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders. The failure to raise the funds necessary to fund our debt service and rent obligations and finance our operations and other capital requirements could have a material and adverse effect on our business, financial condition and liquidity.

We estimate that approximately $36.7 million of our total $68.9 million in cash and cash equivalents at December 31, 2025 is held by our foreign subsidiaries, of which $21.4 million, including $8.8 million in casino cash, is held by our Canadian subsidiaries and $3.7 million, including $3.4 million in casino cash, is held by our Poland subsidiary, and the remaining $11.5 million is held by our foreign corporate subsidiaries. The cash and cash equivalents held by our foreign subsidiaries are not available to fund US operations unless repatriated. Due to management’s anticipation of repatriating certain current earnings from its foreign subsidiaries, we recorded a deferred tax liability of $4.2 million for the foreign withholding tax required on a potential cash dividend to the US related to earnings from the sale and leaseback of our Canadian properties in 2023, as well as current earnings from foreign subsidiaries.

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

Property and Equipment – We have significant capital invested in our property and equipment, which represented approximately 81% of our total assets as of December 31, 2025. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. As of December 31, 2025, we have made no changes to our estimates related to useful lives.

We use judgment in estimating future cash flows when we review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. The accuracy of these estimates affects the carrying value of our property and equipment on our consolidated balance sheets. As of December 31, 2025, we believe that our investments in property and equipment are recoverable.

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

Our reporting units with goodwill balances as of December 31, 2025 are included within the Canada and Poland reportable segments. We performed a qualitative goodwill impairment test of each reporting unit with goodwill balances using a combination of (i) actual results compared to previously forecast estimates and (ii) analysis of the markets in which the casinos operate. A downturn in the economies in which these casinos operate could negatively affect key assumptions management used in its analysis. We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values.

During 2024 we determined that goodwill at the Nugget and Rocky Gap was impaired. The impairments resulted in a $70.2 million impairment of goodwill for the year ended December 31, 2024. For information about the impairments, see Note 4 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Our indefinite-lived intangible assets are not amortized. We performed a qualitative impairment test of each reporting unit with indefinite-lived intangible assets using a combination of (i) actual results compared to previously forecast estimates and (ii) analysis of the markets in which the casinos operate. A downturn in the economies in which these casinos operate could negatively affect key assumptions management used in its analysis.

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

Additionally, evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of deferred tax assets will not be realized. Because management believes it is more likely than not that the benefit from certain deferred tax assets will not be realized, a valuation allowance of $11.5 million and $11.0 million as of December 31, 2025 and 2024, respectively, in foreign jurisdictions has been recorded in recognition of these risks. Further, a valuation allowance of $70.4 million and $55.7 million as of December 31, 2025 and 2024, respectively, has been recorded to recognize the portion of US deferred tax assets more likely than not to be realized.

We have recorded a deferred tax liability of $4.2 million on the estimated foreign withholding tax required as part of a cash dividend to the US related to earnings from the sale and leaseback of our Canadian properties in 2023, as well as current earnings from foreign subsidiaries. Management continues to consider historical foreign earnings in Canada, as well as accumulated earnings in other jurisdictions, indefinitely reinvested outside of the US.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2025. The majority of our $337.7 million face value of debt outstanding as of December 31, 2025 is variable-rate debt. Each one percentage point change associated with the variable rate debt would result in a $3.4 million change to our annual cash interest expenses.

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

The majority of our foreign currency exposure is related to the US dollar versus the Canadian dollar and the Polish zloty. The assets and liabilities of our foreign subsidiaries that are measured in foreign currencies are translated at the applicable period-end exchange rate on our consolidated balance sheets. The resulting translation adjustment is included in accumulated other comprehensive loss as a component of shareholders’ equity. During the years ended December 31, 2025 and 2024, the change in the relative value of the US dollar against all foreign currencies in which our foreign subsidiaries operate resulted in a ($1.3) million decrease and $2.4 million increase, respectively, in accumulated other comprehensive loss within shareholders equity.

We translate revenue and expenses at each period’s average exchange rate on our consolidated statements of loss and the gains and losses from translation are included in the results of operations as incurred. A depreciation in the value of the US dollar in relation to all foreign currencies in which our foreign subsidiaries operate would increase the earnings from our foreign operations when translated into US dollars. An appreciation in the value of the US dollar in relation to all foreign currencies in which we operate would decrease the earnings from our foreign operations when translated into US dollars. The timing of the changes in the relative value of the US dollar combined with the operations that are impacted by that change can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our earnings from operations. In 2025, earnings from operations were $51.3 million. For the year ended December 31, 2025, a 10% depreciation in the value of the US dollar relative to the Canadian dollar and the Polish zloty would have resulted in an increase in earnings from operations of $1.6 million.

As of December 31, 2025, our debt is primarily held in US dollars.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weakness described below.

Management’s Annual Report on Internal Control over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board regarding the reliability of financial reporting and the preparation of financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria. See the explanation for the controls related to the material weakness described in “Material Weakness” below.

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

Remediation plan for material weakness

With the oversight of the Audit Committee of the Board, management is in the process of developing a detailed remediation plan to address the material weakness. Elements of the plan include the design and implementation of review attributes of the carrying value of invested capital at an increased level of precision of the calculation and additional reviews around assumptions used in the performance impairment testing. While we will devote significant time and attention to these remediation efforts, the material weakness will not be considered remediated until management completes the design and implementation of the actions described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

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

We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy was filed as Exhibit 19 to our Form 10-K filed with the SEC on March 13, 2025.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference. Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2025 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	2,516,010 (2)	$5.76 (3)	690,230
Equity compensation plan not approved by security holders	—	—	—
Total	2,516,010	$5.76	690,230

(1)This plan consists of the Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”), which was approved by our stockholders on June 24, 2024.

(2)As of December 31, 2025, there were 1,095,000 shares of our common stock issuable upon exercise of outstanding options, and 7,317 shares of restricted stock units and 1,413,693 performance stock units (the “PSUs”) issued under the 2016 Plan that, if and when vested, will be settled in shares of our common stock. The amount reported in the table assumes target level performance for the PSUs. Assuming maximum level performance for the PSUs, the number of shares of common stock would increase by 1,413,693.

(3)The weighted-average exercise price relates only to outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

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

2.3

Portfolio Agreement of Purchase and Sale, dated as of May 16, 2023, by and among Century Resorts Alberta Inc., Century Casino St. Albert Inc., Century Mile Inc. and United Horsemen of Alberta Inc., collectively as Vendor, and Century Casinos, Inc., as Vendor Parent, and VICI Properties L.P., as Purchaser, is hereby incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023.

(3) Articles of Incorporation and Bylaws
3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2002.
(4) Instruments defining the rights of security holders, including indentures
4.1	Description of Securities is hereby incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 13, 2020.
4.2	Form of Indenture – Senior Debt Securities is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed with the SEC on July 7, 2020.
4.3	Form of Indenture – Subordinated Debt Securities is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on July 7, 2020.
(10) Material Contracts
10.1

Credit Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., dated October 25, 2012, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.2

Management Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., dated November 23, 2012, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.3

Credit Agreement, dated as of November 29, 2013, by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., is hereby incorporated by reference to Exhibit 10.2B to the Company’s Current Report on Form 8-K filed on December 3, 2013.

10.4A*

Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K filed on March 13, 2003.

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

10.5*

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

10.11*	Century Casinos, Inc. Amended and Restated 2016 Equity Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2024.
10.12*	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
10.13*	Form of Century Casinos, Inc. Option Agreement is hereby incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 13, 2020.
10.14*	Form of Stock Unit Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023.
10.15A

Share and Real Property Purchase Agreement, dated as of June 29, 2016, by and among Century Casinos Europe GmbH, 851896 Alberta Ltd., Game Plan Developments Ltd., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016.

10.15B

Assignment of Share and Real Property Purchase Agreement, dated July 22, 2016, by and between Century Casinos Europe GmbH and Century Casino St. Albert Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.15C

First Amendment to Share and Real Property Purchase Agreement, dated as of August 24, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.15D

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

10.16

Loan Agreement, dated August 13, 2018, by and among Century Resorts Management GmbH, Century Casinos, Inc. and UniCredit Bank Austria AG is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018.

10.17A

Lease, dated as of December 6, 2019, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019.

10.17B

First Amendment to Lease, dated as of May 5, 2020, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord, is hereby incorporated by reference to Exhibit 10.15B to the Company’s Annual Report on Form 10-K filed on March 10, 2023.

10.17C

Second Amendment to Lease, dated as of December 14, 2021, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord, is hereby incorporated by reference to Exhibit 10.15C to the Company’s Annual Report on Form 10-K filed on March 10, 2023.

10.17D

Third Amendment to Lease, dated as of December 1, 2022, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2022.

10.17E

Fourth Amendment to Lease, dated as of July 25, 2023, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023.

10.17F

Fifth Amendment to Lease, dated as of September 6, 2023, among certain of the Company’s subsidiaries named therein, as tenant, and certain of VICI Properties Inc.’s subsidiaries named therein, as landlord, is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2023.

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

10.19

Second Amended and Restated Operating Agreement of Smooth Bourbon, LLC, dated April 1, 2022, by and between Century Nevada Acquisition, Inc. and Marnell Gaming, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025.

(19) Insider Trading Policy
19

Statement of Policy and Procedures Concerning Insider Trading in Securities of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed on March 13, 2025.

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

Date: March 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2026.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of loss, comprehensive loss, (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

Phoenix, Arizona
March 17, 2026

-F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$68,921	$98,769
Receivables, net	11,959	11,097
Prepaid expenses	18,667	19,597
Inventories	3,482	3,691
Other current assets	1,043	2,395
Total Current Assets	104,072	135,549

Property and equipment, net	902,756	922,146
Leased right-of-use assets, net	32,753	30,015
Goodwill	10,836	9,783
Intangible assets, net	77,583	84,916
Deferred income tax assets	17,681	16,159
Deposits and other	1,590	1,271
Total Assets	$1,147,271	$1,199,839

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$7,558	$6,226
Current portion of operating lease liabilities	5,155	4,034
Current portion of finance lease liabilities	330	260
Accounts payable	15,965	20,974
Accrued liabilities	27,738	31,639
Accrued payroll	14,648	14,504
Taxes payable	8,386	8,407
Total Current Liabilities	79,780	86,044

Long-term debt, net of current portion and deferred financing costs (Note 5)	321,373	321,930
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 6)	715,749	700,970
Operating lease liabilities, net of current portion	31,093	29,148
Finance lease liabilities, net of current portion	499	494
Taxes payable and other	795	677
Deferred income tax liabilities	4,764	4,003
Total Liabilities	1,154,053	1,143,266
Commitments and Contingencies (Note 15)

(Deficit) Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 28,730,648 and 30,682,603 shares issued and outstanding	287	307
Additional paid-in capital	121,055	123,922
Retained loss	(205,950)	(144,534)
Accumulated other comprehensive loss	(13,089)	(14,426)
Total Century Casinos, Inc. Shareholders' (Deficit) Equity	(97,697)	(34,731)
Non-controlling interests	90,915	91,304
Total (Deficit) Equity	(6,782)	56,573
Total Liabilities and (Deficit) Equity	$1,147,271	$1,199,839

See notes to consolidated financial statements.

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	For the year
	ended December 31,
Amounts in thousands, except for share and per share information	2025	2024
Operating revenue:
Gaming	$422,430	$419,948
Pari-mutuel, sports betting and iGaming	19,835	19,016
Hotel	49,087	48,253
Food and beverage	57,131	58,947
Other	24,492	29,755
Net operating revenue	572,975	575,919
Operating costs and expenses:
Gaming	224,802	225,466
Pari-mutuel, sports betting and iGaming	22,806	22,234
Hotel	19,333	18,883
Food and beverage	50,213	52,416
Other	9,372	11,381
General and administrative	144,249	147,912
Depreciation and amortization	50,921	49,595
Impairment - goodwill	—	70,189
Total operating costs and expenses	521,696	598,076
Earnings (loss) from operations	51,279	(22,157)
Non-operating (expense) income:
Interest income	1,317	2,644
Interest expense	(104,783)	(103,367)
Gain on foreign currency transactions, cost recovery income and other (Note 2)	1,039	2,995
Non-operating (expense) income, net	(102,427)	(97,728)
Loss before income taxes	(51,148)	(119,885)
Income tax expense	(2,748)	(26,631)
Net loss	(53,896)	(146,516)
Net earnings attributable to non-controlling interests	(7,520)	(7,085)
Net loss attributable to Century Casinos, Inc. shareholders	$(61,416)	$(153,601)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(2.04)	$(5.02)
Diluted	$(2.04)	$(5.02)
Weighted average shares outstanding - basic	30,119	30,617
Weighted average shares outstanding - diluted	30,119	30,617

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year
	ended December 31,
Amounts in thousands	2025	2024
Net loss	$(53,896)	$(146,516)

Other comprehensive income (loss)
Foreign currency translation adjustments	1,993	(2,379)
Other comprehensive income (loss)	1,993	(2,379)
Comprehensive loss	$(51,903)	$(148,895)

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(7,520)	(7,085)
Foreign currency translation adjustments	(656)	26
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(60,079)	$(155,954)

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

	For the year
	ended December 31,
Amounts in thousands, except for share information	2025	2024
Common Stock
Balance, beginning of period	$307	$304
Common stock repurchases	(20)	—
Performance stock unit issuance	—	3
Balance, end of period	287	307

Additional Paid-in Capital
Balance, beginning of period	$123,922	$124,094
Amortization of stock-based compensation	1,128	66
Common stock repurchases (including incremental costs)	(3,995)	—
Performance stock unit issuance	—	(238)
Balance, end of period	121,055	123,922

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(14,426)	$(12,073)
Foreign currency translation adjustment	1,337	(2,353)
Balance, end of period	(13,089)	(14,426)

Retained (Loss) Earnings
Balance, beginning of period	$(144,534)	$9,067
Net loss attributable to Century Casinos, Inc. shareholders	(61,416)	(153,601)
Balance, end of period	(205,950)	(144,534)

Total Century Casinos, Inc. Shareholders' (Deficit) Equity	$(97,697)	$(34,731)

Non-controlling Interests
Balance, beginning of period	$91,304	$93,049
Net earnings attributable to non-controlling interests	7,520	7,085
Foreign currency translation adjustment	656	(26)
Distributions to non-controlling interests	(8,565)	(8,804)
Balance, end of period	90,915	91,304

Total (Deficit) Equity	$(6,782)	$56,573

Common shares issued	—	322,672
Common shares repurchased and retired	(1,951,955)	—

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2025	2024
Cash Flows provided by (used in) Operating Activities:
Net loss	$(53,896)	$(146,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,921	49,595
Operating lease expense	7,415	6,288
Paid in kind interest on financing obligation	7,481	4,032
Loss on disposition of fixed assets	90	1,457
Amortization of stock-based compensation expense	1,128	66
Amortization of deferred financing costs and discount on notes receivable	2,729	2,892
Gain on debt repurchase	—	(146)
Deferred taxes	(761)	24,124
Impairment - goodwill	—	70,189
Changes in Operating Assets and Liabilities:
Receivables, net	(641)	6,858
Prepaid expenses and other assets	835	(6,591)
Accounts payable	(7,849)	(3,358)
Other current and long-term liabilities	(2,302)	4,185
Inventories	244	909
Accrued payroll	(692)	(1,368)
Taxes payable	1,986	(15,915)
Net cash provided by (used in) operating activities	6,688	(3,299)

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(21,951)	(59,235)
Notes receivable proceeds	160	25
Purchase of intangible assets - casino license	(677)	(1,760)
Proceeds from disposition of assets	212	82
Net cash used in investing activities	(22,256)	(60,888)

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings of long-term debt	3,503	13,367
Principal payments of long-term debt and finance leases	(6,333)	(8,704)
Distributions to non-controlling interests	(8,565)	(8,804)
Common shares repurchased and retired	(3,976)	—
Repurchase of shares to satisfy tax withholding	—	(235)
Net cash used in financing activities	(15,371)	(4,376)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$1,144	$(4,014)

Decrease in Cash, Cash Equivalents and Restricted Cash	$(29,795)	$(72,577)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$99,013	$171,590
Cash, Cash Equivalents and Restricted Cash at End of Period	$69,218	$99,013

Supplemental Disclosure of Cash Flow Information:
Interest paid	$95,766	$88,154
Income taxes paid (net of refunds received)	$1,613	$17,815
Non-Cash Investing Activities:
Purchase of property and equipment on account	$2,119	$7,929

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of December 31, 2025 are detailed below.

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

The Company’s Colorado, Missouri, West Virginia and Nevada subsidiaries have partnered with third-party sports betting and iGaming operators to offer sports wagering and online betting through mobile apps. See below for more information about Missouri sports betting. During 2024, two of the Company’s third-party sports betting partners requested early termination of their agreements, and the Company agreed to cancel the agreements. Circa Sports (“Circa”) obtained a new partnership in Colorado, and the Circa agreement was terminated in May 2024. As part of the Circa termination agreement, the Company received a payment of $1.1 million that included sports betting revenue owed from January 2024 to May 2024 and a breakage fee of $0.7 million. Tipico Group Ltd. (“Tipico”) exited the US market, and the Tipico agreement was terminated in July 2024. As part of the Tipico termination agreement, the Company received a payment of $1.6 million that included sports betting revenue owed from November 2023 to June 2024 and a breakage fee of $1.0 million. The breakage fees were recorded as other revenue in the Company’s consolidated statements of loss, resulting in $1.7 million in other revenue for the year ended December 31, 2024.

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

•The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of December 31, 2025, CPL operated five casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 4 for additional information on CPL’s gaming licenses and casinos.

Through its wholly owned subsidiary Century Nevada Acquisition, Inc., the Company has a 50% equity interest in Smooth Bourbon. The Company consolidates Smooth Bourbon as a subsidiary for which it has a controlling financial interest. The Company determined it has a controlling financial interest in Smooth Bourbon based on the Nugget being the primary beneficiary of Smooth

-F8-

Bourbon. The remaining 50% of Smooth Bourbon is owned by Marnell Gaming LLC (“Marnell”) and is reported as a non-controlling financial interest.

Other Projects and Developments

Sports Betting – Missouri

In May 2025, the Company announced that it has partnered with BetMGM, LLC (“BetMGM”) to operate an online and mobile sports betting application and retail sportsbook at its Cape Girardeau location under the Company’s license in Missouri. The agreement includes a percentage of net gaming revenue payable to the Company, with a guaranteed minimum. Sports betting began in Missouri on December 1, 2025.

Caruthersville Land-Based Casino and Hotel

On November 1, 2024, the Company opened its new land-based casino with a 38 room hotel in Caruthersville, Missouri. The project cost approximately $51.9 million and was funded through financing provided by VICI PropCo in conjunction with the Master Lease. The Company previously amended its Master Lease on December 1, 2022 to provide for an increase in initial annualized rent of approximately $4.2 million related to the Caruthersville project. See Note 6, “Long-Term Financing Obligation” for additional information regarding the amendment to the Master Lease.

Cape Girardeau Hotel

On April 4, 2024, the Company opened a 69 room hotel at its Cape Girardeau location called The Riverview. The Riverview is a six story building with 68,000 square feet that is adjacent to and connected with the existing casino building. The project cost approximately $30.5 million. The Company financed the project with cash on hand.

Terminated Projects

Golden Hospitality Limited

The Company previously sold an ownership interest in Golden Hospitality Limited (“GHL”) to unaffiliated shareholders of GHL in May 2019 for a $0.7 million non-interest bearing promissory note. In May 2025 and December 2024, the Company agreed to forgive a portion of the non-interest bearing promissory note and recorded a loss of less than $0.1 million and $0.2 million to general and administrative expenses on the Company’s consolidated statements of loss for the years ended December 31, 2025 and 2024, respectively. The non-interest bearing promissory note has been fully repaid as of December 31, 2025.

Circa Sports and Tipico

During 2024, two of the Company’s sports betting partners in Colorado, Circa Sports and Tipico, requested early termination of their agreements, and we agreed to cancel the agreements. See above in this Note 1 for discussion of these terminated agreements.

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

Reclassifications – Certain prior period amounts have been reclassified to conform to the current presentation in the consolidated financial statements and the accompanying notes thereto.

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

-F9-

Recently Adopted Accounting Pronouncements – The Company has recently adopted the following accounting pronouncement:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740); Improvements to Income Tax Disclosures (“ASU 2023-09”). The objective of ASU 2023-09 is to improve income tax disclosure requirements. Under ASU 2023-09, entities must annually (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Early adoption of ASU 2023-09 is permitted. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this standard as of December 31, 2025 and retrospectively applied the standard to 2024. The adoption of this guidance resulted in additional disclosure only and did not have an impact on the Company’s financial position. See “Note 12 – Income Taxes” for additional disclosures.

Accounting Pronouncements Pending Adoption –

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). The objective of ASU 2023-06 is to update and simplify disclosure requirements and is intended to align US GAAP and SEC requirements. Early adoption of ASU 2023-06 is not permitted. The guidance relates to various topics and is effective on the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective and is to be applied prospectively. If by June 30, 2027, the SEC has not removed the applicable requirements the pending content will be removed. The Company is reviewing the updates provided by this standard. The Company is still evaluating the impact of adoption but does not expect the standard to have a material impact on the Company’s financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The objective of ASU 2025-11 is to improve the navigability of the interim reporting guidance in Accounting Standard Codification 270 “Interim Reporting” (“ASC 270”) and to clarify when ASC 270 applies. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2025-11 is permitted. The Company is currently analyzing ASU 2025-11 and the impact of adoption on the Company's interim financial statements.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents. As of December 31, 2025 and 2024, the Company had $10.0 million and $25.0 million, respectively, in cash equivalents. A reconciliation of cash, cash equivalents and restricted cash as stated in the Company’s statement of cash flows is presented in the following table:

	December 31,	December 31,
Amounts in thousands	2025	2024
Cash and cash equivalents	$68,921	$98,769
Restricted cash included in deposits and other	297	244
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$69,218	$99,013

As of December 31, 2025, the Company had $0.2 million in deposits related to payments of prizes and giveaways for Casinos Poland and $0.1 million in deposits related to insurance policies in restricted cash included in deposits and other on its consolidated balance sheet. As of December 31, 2024, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its consolidated balance sheet.

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

-F10-

Accounts Receivable – Accounts receivable are expected to be collected within six months of the maturity date. An estimated allowance for credit losses is maintained to reduce the Company's receivables to their carrying amount, which reflects the net amount the Company expects to collect. The allowance estimate reflects specific review of customer accounts taking into consideration the amount owed, the age of the account, the customer's financial condition, management's experience with historical and current collection trends, current economic and business conditions, and management's expectations of future economic and business conditions and forecasts. Accounts receivable are written off when management deems them to be uncollectible.

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. See Note 3 for additional information about the Company’s property and equipment.

Goodwill – Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations. See Note 4 for additional information about the Company’s goodwill, including the impairment recorded in the year ended December 31, 2024.

Intangible Assets – Identifiable intangible assets include trademarks, player’s club lists and casino licenses. The Company’s intangible assets identified as indefinite-lived intangible assets are not amortized. The Company’s finite-lived intangible assets are amortized over their respective useful lives. See Note 4 for additional information about the Company’s intangible assets.

Financing Obligation with VICI PropCo – In accordance with Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”), for transactions in which the Company enters into a contract to sell an asset and leases it back from the seller under a sale and leaseback transaction, the Company must determine whether control of the asset has transferred from the Company. In cases whereby control has not transferred from the Company, the Company continues to reflect the real estate assets on its consolidated balance sheets and continues to recognize depreciation expense over the shorter of the remaining useful life or the lease term. Additionally, a financial liability is recognized and referred to as a financing obligation, in accordance with ASC 470, “Debt” (“ASC 470”). The accounting for financing obligations under ASC 470 is materially consistent with the accounting for finance leases under ASC 842. The Company concluded that its Master Lease is required to be accounted for as a financing obligation. See Note 6 for additional information about the Company’s financing obligation. The Company does not recognize rent expense related to these leased assets; instead, a portion of the minimum lease payments under the Master Lease is recognized as interest expense with the remainder of the payment reducing the failed sale-leaseback financing obligation using the effective interest method. Contingent payments and payments on account of Consumer Price Index (“CPI”) increases are recorded as interest expense as incurred. In the initial periods, cash payments are less than the interest expense recognized in the consolidated statements of loss, which causes the financing obligation to increase.

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

-F11-

The exchange rates to the US dollar used to translate balances for the reported periods are as follows:

	As of December 31,	As of December 31,
Ending Rates	2025	2024
Canadian dollar (CAD)	1.3700	1.4349
Euros (EUR)	0.8519	0.9611
Polish zloty (PLN)	3.5993	4.1106

	For the year
	ended December 31,		% Change
Average Rates	2025	2024	2025/2024
Canadian dollar (CAD)	1.3979	1.3696	(2.1%)
Euros (EUR)	0.8871	0.9244	4.0%
Polish zloty (PLN)	3.7608	3.9807	5.5%
Source: Xe Currency Converter

Comprehensive Loss – Comprehensive loss includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Revenue Recognition – The Company’s performance obligations related to contracts with customers consist of the following:

Gaming

The majority of the Company’s revenue is derived from gaming transactions involving wagers wherein, upon settlement, the Company either retains the customer’s wager, or returns the wager to the customer. Gaming revenue is reported as the net difference between wins and losses. The Company applies a practical expedient by accounting for its casino wagering transactions on a portfolio basis versus an individual basis as all wagers have similar characteristics. Gaming revenue is reduced by the incremental amount of unpaid progressive jackpots in the period during which the jackpot increases and the dollar value of points earned through tracked play. Performance obligations are satisfied upon completion of the wager with liabilities recognized for points earned through play. The Company offers lines of credit to customers at select locations; the lines of credit are short-term in nature.

In Canada, gaming activity is regulated at the provincial level. The Alberta Gaming, Liquor and Cannabis Commission (“AGLC”), under its authority, has granted licenses to the Company. The Company has entered into an agreement with the AGLC to provide gaming facility operation services as its agent, and pursuant to this agreement, the AGLC is considered the Company’s customer. For locations operating approved RECs, the Company also receives a contractually agreed upon commission from Horse Racing Alberta (“HRA”) based on net slot proceeds generated at those locations. The Company’s arrangements with the AGLC and HRA are accounted for as a combined contract, representing a single integrated obligation to provide gaming facility operation services that are satisfied over time.

Hotel accommodations and food and beverage furnished without charge, coupons and downloadable credits provided to customers to entice play are considered marketing incentives to induce play and are presented as a reduction to gaming revenue at their retail value on the date of redemption. Members of the Company’s casinos’ player’s clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The value of the points is offset against the revenue in the period in which the points were earned. Marketing incentives and player’s club points provided to gaming customers allocated to gaming revenue were $84.9 million and $82.4 million for the years ended December 31, 2025 and 2024, respectively. The Company records a liability based on the redemption value of the player’s club points earned with an estimate for breakage, and records a corresponding reduction in gaming revenue. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets.

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

Pari-Mutuel

Pari-mutuel revenue involves wagers on horse racing. The Company facilitates wagers on horse racing through live racing at the Company’s racetrack, off-track betting parlors at the Company’s casinos, and the operation of the Alberta off-track betting network. The Company has determined that it is the principal in the performance obligations through which amounts are wagered on horse

-F12-

races run at the Company’s racetrack. For these performance obligations, the Company records revenue as the commission retained on wagers with revenue recognized on the date of the wager. The Company has determined that it is acting as the agent for all wagers placed through the Company’s off-track betting parlors and the off-track betting network. For these performance obligations, the Company records pari-mutuel revenue as the commission retained on wagers less the expense for host fees to the host racetrack. Expenses related to licenses and HRA levies are expensed in the same month as revenue is recognized.

Sports Betting and iGaming

Sports betting revenue involves wagers on sporting events, and iGaming revenue involves wagers on casino games through an online platform. The Company partners with sports betting and iGaming operators at its Missouri, Colorado, West Virginia and Nevada casinos to provide these services. The agreements generally provide the Company with a share of net gaming revenue and a minimum revenue guarantee each year from the sports betting and iGaming operators. The Company has determined that it is acting as the agent in its sports betting and iGaming transactions as the partner controls the betting service. For these performance obligations, the Company records sports betting and iGaming revenue as the minimum revenue guarantee or its contractual share of the net gaming revenue with the revenue recognized upon settlement of the wager. A contract liability is maintained for wagers at the Company’s Cape Girardeau sports book for unsettled wagers.

Promotional Allowances – The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. For the years ended December 31, 2025 and 2024, the estimated direct costs of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2025	2024
Hotel	$996	$529
Food and beverage	3,864	4,489
	$4,860	$5,018

Loyalty Programs – Members of the Company’s casinos’ player’s clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is reduced by points not expected to be redeemed (breakage) and included in accrued liabilities on the Company’s consolidated balance sheets. The outstanding balance of this liability on the Company’s consolidated balance sheets was $2.0 million and $2.1 million as of December 31, 2025 and 2024, respectively.

Stock-Based Compensation – Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option pricing model for all non-performance option grants and the Monte Carlo option pricing model for all performance stock unit grants related to total shareholder return to determine the fair value of all such grants. See Note 11 for additional information about the Company’s stock-based compensation.

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $5.9 million and $6.6 million in the years ended December 31, 2025 and 2024, respectively, and are primarily included in gaming expenses on the Company’s consolidated statements of loss.

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

-F13-

Weighted average shares outstanding for the years ended December 31, 2025 and 2024 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2025	2024
Weighted average common shares, basic	30,119	30,617
Dilutive effect of stock options	—	—
Weighted average common shares, diluted	30,119	30,617

The following stock options are anti-dilutive and have not been included in the weighted-average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2025	2024
Stock options	319	290

Cost Recovery Income – Cost recovery income is related to infrastructure built during the development of CDR. The infrastructure was built by the non-controlling shareholders prior to the Company’s acquisition of its controlling ownership interest in CDR. Income received by CDR related to cost recoveries is included in gain on foreign currency transactions, cost recovery income and other on the Company’s consolidated statements of loss. The distribution of cost recovery income to CDR’s non-controlling shareholders is recorded as distributions to non-controlling interests.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2025 and 2024 consisted of the following:

	December 31,
Amounts in thousands	2025	2024
Land	$44,056	$42,962
Buildings and improvements	931,154	914,036
Gaming equipment	63,050	59,784
Furniture and non-gaming equipment	87,639	83,441
Property and equipment held under finance leases (Note 8)	1,657	1,198
Capital projects in process	7,324	10,351
	$1,134,880	$1,111,772
Less: accumulated depreciation	(232,124)	(189,626)
Property and equipment, net	$902,756	$922,146

Depreciation expense was $41.8 million and $40.6 million for the years ended December 31, 2025 and 2024, respectively. No long-lived asset impairment charges were recorded for the years ended December 31, 2025 and 2024. Approximately $745.5 million of the Company’s land and building and improvements are under the Master Lease and the Nugget Lease.

4.  GOODWILL AND INTANGIBLE ASSETS

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reportable segments with goodwill balances as of December 31, 2025 were Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements

-F14-

using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material. During the 2025 annual impairment testing, the Company performed a qualitative goodwill impairment test of each reporting unit with goodwill balances using a combination of (i) actual results compared to previously forecast estimates and (ii) analysis of the markets in which the casinos operate.

During its 2024 annual impairment testing, the Company determined that goodwill related to the Nugget was impaired. On July 30, 2024, the Company announced that it was replacing the management team at the Nugget. During the annual forecast process that began mid-fourth quarter 2024, the new management team revised the future operating results assumptions due to revised future performance expectations for the Nugget based on estimated future market conditions and analysis of the property’s sustained decrease in performance since its acquisition. The Company recorded $43.7 million to impairment – goodwill in its consolidated statement of loss for the year ended December 31, 2024 related to the impairment of the Nugget’s goodwill.

During 2024, the Company determined that goodwill related to Rocky Gap was impaired. During the annual forecast process that began mid-fourth quarter 2024, the management team at Rocky Gap revised the future operating results assumptions due to delays in the execution of a planned player engagement strategy. As a result of the updated forecast, goodwill related to Rocky Gap was concluded to be impaired during the fourth quarter of the year ended December 31, 2024. The Company recorded $26.5 million to impairment – goodwill in its consolidated statement of loss for the year ended December 31, 2024 related to the impairment of Rocky Gap’s goodwill.

Changes in the carrying value of goodwill related to US East, US Midwest, US West, Canada and Poland segments are as follows:

Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Total
Gross Carrying Value
As of January 1, 2024	$27,290	$18,969	$43,716	$7,233	$6,536	$103,744
Currency translation	—	—	—	(301)	(310)	(611)
As of December 31, 2024	27,290	18,969	43,716	6,932	6,226	103,133
Currency translation	—	—	—	168	885	1,053
As of December 31, 2025	27,290	18,969	43,716	7,100	7,111	104,186

Accumulated impairment losses
As of January 1, 2024	(817)	(18,969)	—	(3,375)	—	(23,161)
Impairments	(26,473)	—	(43,716)	—	—	(70,189)
As of December 31, 2024	(27,290)	(18,969)	(43,716)	(3,375)	—	(93,350)
As of December 31, 2025	(27,290)	(18,969)	(43,716)	(3,375)	—	(93,350)

Net carrying value
At December 31, 2024	$—	$—	$—	$3,557	$6,226	$9,783
At December 31, 2025	$—	$—	$—	$3,725	$7,111	$10,836

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology (“MPEEM”) and the relief from royalty method under the income approach. During the 2025 annual impairment testing, the Company performed a qualitative impairment test of each reporting unit with indefinite-lived intangible assets using a combination of (i) actual results compared to previously forecast estimates and (ii) analysis of the markets in which the casinos operate.

-F15-

Intangible assets at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2025	2024
Finite-lived
Casino licenses	$3,788	$3,055
Less: accumulated amortization	(1,167)	(844)
	2,621	2,211
Trademarks	16,718	16,718
Less: accumulated amortization	(5,173)	(3,508)
	11,545	13,210
Player's club lists	59,253	59,253
Less: accumulated amortization	(27,846)	(21,048)
	31,407	38,205
Total finite-lived intangible assets, net	45,573	53,626
Indefinite-lived
Casino licenses	30,206	29,698
Trademarks	1,804	1,592
Total indefinite-lived intangible assets	32,010	31,290
Total intangible assets, net	$77,583	$84,916

Trademarks

The Company currently owns five trademarks: Century Casinos, Mountaineer, Nugget, Rocky Gap and Casinos Poland. The trademarks are reported as intangible assets on the Company’s consolidated balance sheets.

Trademarks: Finite-Lived

The Company has determined that each of the Mountaineer and Rocky Gap trademarks, reported in the US East segment, and the Nugget trademark, reported in the US West segment, have a useful life of ten years after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to promote and support the trademark. As such, the trademarks will be amortized over their useful lives. Costs incurred to renew trademarks that are finite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statements of loss.

Changes in the carrying amount of the finite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2025	Amortization	Balance at December 31, 2025
US East	$6,483	$(858)	$5,625
US West	6,727	(807)	5,920
Total	$13,210	$(1,665)	$11,545

Amounts in thousands	Balance at January 1, 2024	Amortization	Balance at December 31, 2024
US East	$7,340	$(857)	$6,483
US West	7,535	(808)	6,727
Total	$14,875	$(1,665)	$13,210

As of December 31, 2025, estimated amortization expense for the finite-lived trademarks over the next five years was as follows:

Amounts in thousands
2026	$1,665
2027	1,665
2028	1,665
2029	1,645
2030	1,428
Thereafter	3,477
$11,545

-F16-

Trademark amortization expense was $1.7 million for each of the years ended December 31, 2025 and 2024. The weighted-average amortization period of the United States trademarks is 6.3 years.

Trademarks: Indefinite-Lived

The Company has determined the Casinos Poland trademark, reported in the Poland segment, and the Century Casinos trademark, presented in the table below as Corporate and Other for reconciliation purposes, have indefinite useful lives and therefore the Company does not amortize these trademarks. Costs incurred to renew trademarks that are indefinite-lived are expensed over the renewal period as general and administrative expenses on the Company’s consolidated statements of loss.

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2025	Currency translation	Balance at December 31, 2025
Poland	$1,484	$212	$1,696
Corporate and Other	108	—	108
Total	$1,592	$212	$1,804

Amounts in thousands	Balance at January 1, 2024	Currency translation	Balance at December 31, 2024
Poland	$1,557	$(73)	$1,484
Corporate and Other	108	—	108
Total	$1,665	$(73)	$1,592

Casino Licenses: Finite-Lived

As of December 31, 2025, Casinos Poland had six casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the finite-lived licenses are as follows:

Amounts in thousands	Balance at January 1, 2025	New Casino License	Amortization	Currency translation	Balance at December 31, 2025
Poland	$2,211	$677	$(606)	$339	$2,621

Amounts in thousands	Balance at January 1, 2024	New Casino License	Amortization	Currency translation	Balance at December 31, 2024
Poland	$1,082	$1,760	$(556)	$(75)	$2,211

As of December 31, 2025, estimated amortization expense for the finite-lived casino licenses over the next five years was as follows:

Amounts in thousands
2026	$631
2027	631
2028	588
2029	547
2030	194
Thereafter	30
$2,621

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. Casino license amortization expense was $0.6 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. The weighted average period before the next license expiration is 4.2 years. In Poland, casino gaming licenses are granted for a term of six years and are not renewable. Before a gaming license expires for a particular city, there is a public notification of an available license and any gaming company can apply for the license for that city. Although the Company applies for the new license prior to the expiration of the current license, there is no guarantee a new license will be awarded prior to the expiration of the current license or at all. The Company was awarded a second license in the city of Wroclaw in March 2025. The Company opened the casino in February 2026.

-F17-

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses held in the US East segment from the West Virginia Lottery Commission, in the US Midwest segment from the Missouri Gaming Commission, in the US West segment from the Nevada Gaming Commission (held by Smooth Bourbon) and in the Canada segment from the AGLC and the HRA are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s consolidated statements of loss. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2025	Currency translation	Balance at December 31, 2025
US East	$7,009	$—	$7,009
US Midwest	10,953	—	10,953
US West	1,000	—	1,000
Canada	10,736	508	11,244
Total	$29,698	$508	$30,206

Amounts in thousands	Balance at January 1, 2024	Currency translation	Balance at December 31, 2024
US East	$7,009	$—	$7,009
US Midwest	10,953	—	10,953
US West	1,000	—	1,000
Canada	11,642	(906)	10,736
Total	$30,604	$(906)	$29,698

Player’s Club Lists

The Company has determined that the player’s club lists, reported in the US East, US Midwest and US West segments, have useful lives of seven years to 10 years based on estimated revenue attrition among the player’s club members as estimated by management over each property’s historical operations. As such, the player’s club lists are amortized over their useful lives. Changes in the carrying amount of the player’s club lists are as follows:

Amounts in thousands	Balance at January 1, 2025	Amortization	Balance at December 31, 2025
US East	$16,892	$(2,889)	$14,003
US Midwest	3,315	(1,729)	1,586
US West	17,998	(2,180)	15,818
Total	$38,205	$(6,798)	$31,407

Amounts in thousands	Balance at January 1, 2024	Amortization	Balance at December 31, 2024
US East	$19,781	$(2,889)	$16,892
US Midwest	5,044	(1,729)	3,315
US West	20,156	(2,158)	17,998
Total	$44,981	$(6,776)	$38,205

As of December 31, 2025, estimated amortization expense for the player’s club lists over the next five years was as follows:

Amounts in thousands
2026	$6,556
2027	3,888
2028	3,888
2029	3,888
2030	3,888
Thereafter	9,299
$31,407

Player’s club amortization expense was $6.8 million for each of the years ended December 31, 2025 and 2024. The weighted-average amortization period for the player’s club lists is 3.5 years.

-F18-

5.  LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2025 and 2024 consisted of the following:

Amounts in thousands	December 31, 2025		December 31, 2024
Goldman term loan	$333,384	10.48%	$336,884	11.45%
Credit agreement - CPL	526	6.04%	—	—
Credit facility - CPL	3,780	7.00%	1,339	7.30%
UniCredit term loan	—	—	1,387	3.02%
Total principal	$337,690	10.44%	$339,610	11.39%
Deferred financing costs	(8,759)		(11,454)
Total long-term debt	$328,931		$328,156
Less current portion	(7,558)		(6,226)
Long-term portion	$321,373		$321,930

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and the lenders and letter of credit lenders party thereto. The Goldman Credit Agreement provides for a $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of December 31, 2025, the outstanding balance of the Goldman Term Loan was $333.4 million and the Company had not borrowed on its $30.0 million Revolving Facility. The Company used the Goldman Term Loan to fund the acquisition of the Nugget, for the repayment of approximately $166.2 million outstanding under a prior credit facility and for related fees and expenses.

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

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”), or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being an “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the years ended December 31, 2025 and December 31, 2024, the weighted average interest rates under the Goldman Term Loan were 10.48% and 11.45%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of $0.2 million and $0.1 million were recorded as interest expense in the consolidated statements of loss for the years ended December 31, 2025 and 2024, respectively.

-F19-

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. If the Company has aggregate outstanding revolving loans, swingline loans and letters of credit greater than $10.5 million as of the last day of any fiscal quarter, it is required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. As of December 31, 2025, the Consolidated First Lien Net Leverage Ratio exceeded 5.50 to 1.00, but the Company had no outstanding revolving loans, swingline loans or letters of credit under the Goldman Credit Agreement.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $2.7 million for each of the years ended December 31, 2025 and 2024. These costs are included in interest expense in the consolidated statements of loss for the years ended December 31, 2025 and 2024, respectively.

Casinos Poland

As of December 31, 2025, CPL had a short-term line of credit (“CPL Credit Facility”) with mBank S.A. (“mBank”) used to finance current operations. The CPL Credit Facility was amended in June 2025 to extend the borrowing capacity of PLN 15.0 million through June 25, 2026. The CPL Credit Facility bears an interest rate of overnight WIBOR plus 2.00%. For the years ended December 31, 2025 and 2024, the weighted average interest rates under the CPL Credit Facility were 7.00% and 7.30%, respectively. As of December 31, 2025, the CPL Credit Facility had an outstanding balance of PLN 13.6 million ($3.8 million based on the exchange rate in effect on December 31, 2025), and approximately PLN 1.4 million ($0.4 million based on the exchange rate in effect on December 31, 2025) was available for additional borrowing. The CPL Credit Facility is secured by a building owned by CPL in Warsaw. The CPL Credit Facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the CPL Credit Facility as of December 31, 2025. The violation of the covenant allows the lender to increase the interest rate by 0.50% but will not result in an acceleration of the loan.

On November 20, 2025, CPL entered into a credit agreement with mBank (the “CPL Credit Agreement”). The CPL Credit Agreement is a term loan with a maximum borrowing amount of PLN 4.0 million that is being used to construct the casino at the Company’s second casino in Wroclaw. The CPL Credit Agreement bears an interest rate of 1-month WIBOR plus 2.00%. The CPL Credit Agreement has a four year term through December 2029. As of December 31, 2025, the CPL Credit Agreement had an outstanding balance of PLN 1.9 million ($0.5 million based on the exchange rate in effect on December 31, 2025). CPL had PLN 2.1 million ($0.6 million based on the exchange rate in effect on December 31, 2025) remaining borrowing availability under this credit agreement through January 29, 2026. The CPL Credit Agreement is secured by a building owned by CPL in Warsaw. The CPL Credit Agreement contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the CPL Credit Agreement as of December 31, 2025. The violation of the covenant allows the lender to increase the interest rate by 0.50% but will not result in an acceleration of the loan.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations, mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.3 million based on the exchange rate in effect as of December 31, 2025). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as deposits totaling PLN 1.7 million ($0.5 million based on the exchange rate in effect as of December 31, 2025) with mBank and will terminate in January 2031 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.8 million ($0.2 million based on the exchange rate in effect as

-F20-

of December 31, 2025) in deposits for this purpose as of December 31, 2025. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2025.

Century Resorts Management

CRM previously had a EUR 6.0 million term loan with UniCredit Bank Austria AG (the “UniCredit Term Loan”). The UniCredit Term Loan was paid in full in December 2025 and bore an interest rate of 2.875%.

As of December 31, 2025, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	CPL Credit Agreement (1)	CPL Credit Facility (2)	Total
2026	$3,500	$278	$3,780	$7,558
2027	3,500	248	—	3,748
2028	3,500	—	—	3,500
2029	322,884	—	—	322,884
Thereafter	—	—	—	—
Total	$333,384	$526	$3,780	$337,690

(1)The CPL Credit Agreement could be borrowed against through January 29, 2026. The repayments above are based on the payment schedule set forth in the agreement of PLN 83,000 per month (approximately $23,000 per month based on the exchange rate in effect as of December 31, 2025).

(2)The CPL Credit Facility is available through June 2026. There is no set repayment schedule for the line of credit. The Company has included the balance in 2026 based on the planned repayment schedule.

6. LONG-TERM FINANCING OBLIGATION

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

The Master Lease has been modified as follows:

•On December 1, 2022, an amendment provided for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease to provide for an increase in initial annualized rent by approximately $4.2 million, the cash payments for which can be deferred for a period of 12 months after the completion of the project, and (iii) other related modifications. The Company elected to defer the cash payments related to the increase in initial annualized rent for 12 months, and the deferred rent is being paid over a six month period that began in December 2025.

•On July 25, 2023, an amendment (i) added Rocky Gap to the Master Lease, (ii) increased initial annualized rent by approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.6 million based on the exchange rate on December 31, 2025) and (iii) extended the initial Master Lease term for all properties 15 years from the date of the amendment (subject to the four existing five year renewal options).

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
-F21-

The fair values of the real estate assets and the related failed sale-leaseback financing obligation were estimated at lease inception based on the present value of the estimated future payments over the term plus renewal options of 35 years, using the imputed discount rate of approximately 8.9%. The value of the failed sale-leaseback financing obligation is dependent upon assumptions regarding the amount of the payments and the estimated discount rate of the payments required by a market participant.

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operations of the leased properties. The Master Lease has an initial term of 15 years with no purchase option. At the Company’s option, the Master Lease may be extended for up to four, five year renewal terms beyond the initial 15 year term. The Company exercised one five year renewal option when the Master Lease was amended on December 1, 2022. The current lease term is through September 30, 2038. The renewal terms are effective as to all, but not less than all, of the properties then subject to the Master Lease. The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without the Landlord’s consent.

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

The rent payable under the Master Lease currently escalates at the greater of either 1.0125% (the “Base Rent Escalator”) or the increase in CPI. The CPI rent escalator for the Century Canadian Portfolio is capped at 2.5%. The Base Rent Escalator is subject to adjustment from and after the sixth year if the Minimum Rent Coverage (as defined in the Master Lease) is not satisfied. Cash rent payments under the Master Lease adjusted for CPI for the year ending December 31, 2026 are estimated to be $67.3 million.

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the minimum annual escalator of 1.0125%. The estimated future payments in the table below are not adjusted for increases based on the CPI.

Amounts in thousands
2026 (1)	$63,386
2027	60,635
2028	61,393
2029	62,160
2030	62,937
Thereafter	2,098,404
Total payments	2,408,915
Residual value	20,903
Less imputed interest	(1,714,069)
Total	$715,749

(1)Included in 2026 is $3.5 million in deferred rent related to the Caruthersville project that will be repaid through May 2026.

Total payments and interest expense related to the Master Lease for the years ended December 31, 2025 and 2024 were as follows:

	For the year ended
	December 31,
Amounts in thousands	2025	2024
Payments made per Master Lease	$55,698	$49,780
CPI increase	2,946	2,054
Total payments made including CPI increase	58,644	51,834

Cash paid for principal (1)	$—	$—
Cash paid for interest	58,644	51,834

Interest expense	$66,174	$61,356

(1)For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the financing obligation to increase.

-F22-

7.  REVENUE RECOGNITION

The Company derives revenue and other income primarily from contracts with customers. A breakout of the Company’s revenue and other income is presented in the table below.

	For the year
	ended December 31,
Amounts in thousands	2025	2024
Revenue from contracts with customers	$572,975	$575,919
Cost recovery income	991	1,066
Total revenue	$573,966	$576,985

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

Revenue from external customers is attributed to reportable segments based on the location of the Company’s casino operations. Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the year ended December 31, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Gaming	$123,626	$146,681	$22,179	$47,317	$82,627	$—	$422,430
Pari-mutuel, sports betting and iGaming	9,100	1,084	75	9,576	—	—	19,835
Hotel	17,054	5,641	25,787	605	—	—	49,087
Food and beverage	14,069	7,407	22,031	12,666	958	—	57,131
Other	5,647	2,997	9,489	5,765	583	11	24,492
Net operating revenue	$169,496	$163,810	$79,561	$75,929	$84,168	$11	$572,975

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

	For the year ended December 31, 2024
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Gaming	$128,908	$142,305	$22,489	$48,062	$78,184	$—	$419,948
Pari-mutuel, sports betting and iGaming	7,708	1,817	72	9,419	—	—	19,016
Hotel	15,088	4,589	27,998	578	—	—	48,253
Food and beverage	14,668	7,340	23,540	12,566	833	—	58,947
Other	5,268	4,485	13,393	5,692	883	34	29,755
Net operating revenue	$171,640	$160,536	$87,492	$76,317	$79,900	$34	$575,919

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

For the majority of the Company’s contracts with customers, payment is made in advance of the services and contracts are settled on the same day the sale occurs with revenue recognized on the date of the sale. For contracts that are not settled, a contract liability is created. The expected duration of the performance obligation is less than one year.

-F23-

The amount of revenue recognized that was included in the opening contract liability balance was $2.8 million and $4.1 million for the years ended December 31, 2025 and 2024, respectively. This revenue consisted primarily of the Company’s deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States and events at the Nugget. The balance in receivables relates to sports betting and iGaming revenue owed to the Company by its partners. Activity in the Company’s receivables and contract liabilities from contracts with customers is presented in the table below.

	For the year ended		For the year ended
	December 31, 2025		December 31, 2024
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$553	$3,644	$1,640	$4,714
Closing	918	3,870	553	3,644
Increase (Decrease)	$365	$226	$(1,087)	$(1,070)

Receivables are included in accounts receivable and contract liabilities are included in accrued liabilities on the Company’s consolidated balance sheets.

Substantially all of the Company’s contracts and contract liabilities have an original duration of one year or less. The Company applies the practical expedient for such contracts and does not consider the effects of the time value of money. Further, because of the short duration of these contracts, the Company applied the optional exemption and has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.

Pari-mutuel, sports betting and iGaming revenue includes the following for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
Amounts in thousands	2025	2024
Pari-mutuel revenue	$15,816	$15,202
Sports betting revenue	1,423	2,058
iGaming revenue	2,596	1,756
Total	$19,835	$19,016

8.  LEASES

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

The components of lease expense were as follows:

	For the year ended
	December 31,
Amounts in thousands	2025	2024
Operating lease expense	$7,415	$6,288

Finance lease expense:
Amortization of right-of-use assets	$264	$168
Interest on lease liabilities	67	61
Total finance lease expense	$331	$229

Short-term lease expense	$130	$137

Variable lease expense	$1,593	$1,005

-F24-

Variable lease expense relates primarily to rates based on a percentage of gaming revenue, changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the year ended
	December 31,
Amounts in thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$67	$59
Operating cash flows from operating leases	7,234	6,230
Financing cash flows from finance leases	362	264

Right-of-use assets obtained in exchange for operating lease liabilities	$4,902	$10,014
Right-of-use assets obtained in exchange for finance lease liabilities	$402	$448

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	December 31, 2025	December 31, 2024
Operating leases
Leased right-of-use assets, net	$32,753	$30,015

Current portion of operating lease liabilities	5,155	4,034
Operating lease liabilities, net of current portion	31,093	29,148
Total operating lease liabilities	36,248	33,182

Finance leases
Finance lease right-of-use assets, gross	1,657	1,198
Accumulated depreciation	(533)	(256)
Property and equipment, net	1,124	942

Current portion of finance lease liabilities	330	260
Finance lease liabilities, net of current portion	499	494
Total finance lease liabilities	829	754

Weighted-average remaining lease term
Operating leases	11.2 years	12.5 years
Finance leases	2.5 years	3.3 years

Weighted-average discount rate
Operating leases	8.4%	8.6%
Finance leases	7.1%	7.7%

Maturities of lease liabilities as of December 31, 2025 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2026	$7,066	$377
2027	7,018	306
2028	6,878	180
2029	6,416	47
2030	4,343	—
Thereafter	30,208	—
Total lease payments	61,929	910
Less imputed interest	(25,681)	(81)
Total	$36,248	$829

10

-F25-

9.  OTHER BALANCE SHEET CAPTIONS

Accrued liabilities include the following as of December 31, 2025 and 2024:

	December 31,
Amounts in thousands	2025	2024
Accrued commissions (AGLC)	$1,718	$1,376
Progressive slot, table and on track liability	7,664	6,746
Player point liability	2,026	2,133
Chip liability	1,139	1,084
Racing-related liabilities	363	530
Deposit liability	141	566
Deferred revenue	1,445	1,049
Construction liability	—	2,353
Accrued interest	6,918	8,072
Other accrued liabilities	6,324	7,730
Total	$27,738	$31,639

Accrued commissions (AGLC) include the portion of slot machine net sales and table game wins owed to the AGLC as of December 31, 2025 and 2024.

Taxes payable include the following as of December 31, 2025 and 2024:

	December 31,
Amounts in thousands	2025	2024
Accrued property taxes	$1,730	$1,634
Gaming taxes payable	5,486	5,884
Income taxes payable	33	136
Other taxes payable	1,137	753
Total	$8,386	$8,407

Taxes payable and other include the following as of December 31, 2025 and 2024:

	December 31,
Amounts in thousands	2025	2024
Income taxes payable - long term	$—	$61
Other taxes payable and other	795	616
Total	$795	$677

10.  SHAREHOLDERS’ EQUITY

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

The Company’s Plan announced on May 14, 2025 expired by its terms on July 31, 2025, and the Plan announced on August 11, 2025 expired by its terms on December 31, 2025. The Company’s current Plan was announced on January 2, 2026. The current Plan authorizes the repurchase of up to $1.5 million shares of the Company’s outstanding common stock and expires by its terms on May 10, 2026. During the year ended December 31, 2025, the Company repurchased and retired 1,951,955 shares of the Company’s common stock for $4.0 million on the open market under the Plans. See Part II, Item 5 of this report for additional details.

The Company has not declared or paid any dividends. Declaration and payment of dividends, if any, in the future will be at the discretion of the Board. The Company does not have any minimum capital requirements related to its status as a US corporation in the state of Delaware.

-F26-

11. STOCK-BASED COMPENSATION

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan was amended and restated at the Company’s 2024 annual meeting of stockholders. The 2016 Plan will expire in June 2034. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 5,930,400 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2025, the Company has granted 3,826,477 performance stock units (“PSUs”), restricted stock units (“RSUs”) and stock options under the 2016 Plan. Any committee as delegated by the Board has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

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

Activity in the Company’s stock-based compensation plan for the PSUs was as follows:

	Target PSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	1,056,336	$8.84
Granted	508,382	1.81
Vested	(196,844)	4.52
Forfeited	(100,060)	9.76
Nonvested at December 31, 2024	1,267,814	$6.62
Granted	495,708	1.53
Vested	—	—
Forfeited	(349,829)	10.01
Nonvested at December 31, 2025	1,413,693	$4.00

At December 31, 2025, there was a total of $0.5 million of total unrecognized compensation expense related to the PSUs. The cost is expected to be recognized over a weighted-average period of 1.9 years. The PSUs granted during 2023 will vest in March 2026.

The fair value of the PSUs granted is estimated on the date of grant using the Monte Carlo model with the following assumptions:

Assumptions for PSU Awards
	2025	2024
Risk-free interest rate	4.15%	4.57%
Expected life	2.8 years	2.5 years
Expected volatility	59.1%	56.2%
Expected dividends	$0	$0
Forfeiture rate	0%	0%

-F27-

Stock Options

Activity related to options in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (1)	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2025	1,020,000	$5.61	8.70	510,000	$5.61
Outstanding at December 31, 2025	1,020,000	$5.61	7.70	765,000	$5.61

(1)In years

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2025:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$5.61	1,020,000	765,000	—	—	7.7	7.7
	1,020,000	765,000	$—	$—	7.7	7.7

(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $1.33 per share as of December 31, 2025 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. At December 31, 2025, there was a total of $0.3 million of unrecognized compensation expense related to employee stock options. The cost is expected to be recognized over a weighted-average period of 0.7 years.

No employee stock options were issued during the years ended December 31, 2025 and 2024.

Director Equity

The Company’s outside directors were issued 7,317 RSUs with a grant date fair value of $2.05 per share during 2025. The RSUs vest in March 2026. There were no RSUs or options issued to directors of the Company during 2024. As of December 31, 2025, there were 75,000 options outstanding to independent directors of the Company with a weighted-average exercise price of $7.77 per share. At December 31, 2025, there was no unrecognized compensation expense related to directors’ RSUs and options.

Additional Stock Information

There were no stock option exercises during the years ended December 31, 2025 and 2024.

Stock-based compensation expense was recognized in general and administrative expenses on the Company’s consolidated statements of loss as follows:

	For the year ended December 31,
Amounts in thousands	2025	2024
Compensation expense:
2016 Plan	$1,128	$66

-F28-

12.  INCOME TAXES

The Company’s US and foreign pre-tax (loss) income is summarized in the table below:

Amounts in thousands	2025	2024
(Loss) income before taxes:
US	$(55,855)	$(123,021)
Foreign	4,707	3,136
Total (loss) income before taxes	$(51,148)	$(119,885)

The Company’s provision (benefit) for income taxes is summarized as follows:

	For the year ended December 31,
Amounts in thousands	2025	2024
Current:
US - Federal	$77	$142
US - State	404	191
Foreign	3,028	2,174
Total current	3,509	2,507

Deferred:
US - Federal	708	22,611
US - State	(57)	2,574
Foreign	(1,412)	(1,061)
Total deferred	(761)	24,124

Total:
US - Federal	785	22,753
US - State	347	2,765
Foreign	1,616	1,113
Total provision (benefit) for income taxes	$2,748	$26,631

The components of the Company’s income taxes paid, net of refunds, are as follows:

Amounts in thousands	2025	2024
US federal	$(492)	$317

US state and local
Missouri	521	175

Foreign
Canada	1,524	16,985
Austria	—	—
Poland	60	338

Total taxes paid, net of refunds	$1,613	$17,815

-F29-

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2025		2024
US federal statutory tax rate	$(10,742)	21.0%	$(25,175)	21.0%
State and local income taxes, net of federal income tax effect
Income tax effect (1)	262	(0.5%)	2,723	(2.3%)
Foreign tax effects
Canada
Changes in valuation allowances	1,275	(2.5%)	569	(0.5%)
Other	(166)	0.3%	756	(0.6%)
Austria
Changes in valuation allowances	(750)	1.5%	(1,135)	1.0%
Withholding taxes	708	(1.4%)	701	(0.6%)
Other	(331)	0.6%	435	(0.4%)
Poland	595	(1.2%)	391	(0.3%)
Mauritius	5	0.0%	28	0.0%
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—
Effect of cross-border tax laws	583	(1.1%)	666	(0.6%)
Tax credits	(233)	0.4%	(365)	0.3%
Changes in valuation allowances	12,751	(24.9%)	48,852	(40.7%)
Nontaxable or nondeductible items
Income taxed to owners of non-controlling interest	(1,513)	3.0%	(1,490)	1.2%
Other	365	(0.7%)	248	(0.2%)
Worldwide changes in prior year unrecognized tax benefits	(61)	0.1%	(573)	0.5%
Effective tax rate	$2,748	(5.4%)	$26,631	(22.2%)

(1)In 2024 and 2025, state taxes in Missouri comprised the majority of the state and local income taxes, net of federal effect category.

The Company’s effective income tax rate for the year ended December 31, 2025 was (5.4%). The federal corporate income tax rate in the United States for 2025 was 21%. The Company is also subject to Colorado, Missouri, West Virginia and Maryland state jurisdictions that had corporate tax rates ranging from 4.0% to 8.25% in 2025. The Company’s foreign tax rate differential reflects the fact that the US federal corporate income tax rate differs from statutory rates in Poland, Austria, Mauritius and Canada, which are 19.0%, 23.0%, 17.0% and 23.0%, respectively. Further, the income tax burden on the earnings taxed to the non-controlling interest holders of Smooth Bourbon is not reported by the Company.

The Company continues to maintain valuation allowances on deferred tax assets for CMR, CRM and Century Resorts International, Ltd., as well as deferred tax assets in the US. The Company's valuation allowances increased by $15.2 million for the year ended December 31, 2025, which materially impacts the Company’s effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA extends and makes permanent several key provisions of the Tax Cuts and Jobs Act of 2017 previously set to expire at the end of 2025. This new legislation also introduced modifications to international taxation. The OBBBA did not have a material impact on the Company’s 2025 effective tax rate or income taxes paid. Management will continue to analyze and adjust future amounts as administrative guidance, regulations, and potential amendments and interpretations of the OBBBA occur.

-F30-

The Company’s deferred income taxes at December 31, 2025 and 2024 are summarized as follows:

Amounts in thousands	2025	2024
Deferred tax assets (liabilities) – US Federal and state:
Deferred tax assets
Amortization of goodwill for tax	$22,110	$23,429
Financing obligation to VICI Properties, Inc. subsidiaries	142,203	141,614
NOL carryforward	6,307	4,344
Leases	1,335	331
Disallowed interest expense	27,980	20,456
Accrued liabilities and other	2,345	1,096
	202,280	191,270
Valuation allowance	(70,404)	(55,682)
	$131,876	$135,588
Deferred tax liabilities
Property and equipment	$(129,378)	$(135,522)
Leases	(1,210)	(312)
Prepaid expenses	(1,887)	(411)
Unremitted foreign subsidiary earnings	(3,753)	(3,044)
	$(136,228)	$(139,289)
Long-term deferred tax (liability) asset	$(4,352)	$(3,701)

Deferred tax assets (liabilities) – foreign
Deferred tax assets
Property and equipment	$618	$613
Financing obligation to VICI Properties, Inc. subsidiaries	37,729	35,818
NOL carryforward	11,232	9,967
Accrued liabilities and other	668	867
Leases	6,525	5,580
Disallowed interest	632	—
Subsidiary liquidation	1,549	1,831
Exchange rate gain	291	695
	59,244	55,371
Valuation allowance	(11,453)	(11,016)
	$47,791	$44,355
Deferred tax liabilities
Property and equipment	$(22,055)	$(21,765)
Exchange rate loss	(751)	(1)
Intangibles	(1,026)	(980)
Leases	(5,903)	(4,975)
Unremitted foreign subsidiary earnings	(413)	(302)
Others	(374)	(475)
	$(30,522)	$(28,498)

Long-term deferred tax asset	$17,269	$15,857

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $100.5 million as of December 31, 2025. The Company has recorded $17.5 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustments of valuation allowances and unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2025 – 2034	$804
2035 – 2045	8,973
No expiration	7,762
Total deferred tax assets	$17,539

-F31-

As of December 31, 2025, the Company has accumulated undistributed earnings generated by its foreign subsidiaries that significantly exceed the approximately $36.7 million of cash and cash equivalents held by its foreign subsidiaries. Because substantially all of these accumulated undistributed earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Act or have been subject to tax under the GILTI regime, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign withholding and the tax effect of current gains or losses. Due to management’s anticipation of repatriating certain current earnings from its foreign subsidiaries, the Company has recorded a deferred tax liability of $4.2 million for the foreign withholding tax required on a potential cash dividend to the US related to earnings from the sale and leaseback of the Company’s Canadian properties in 2023, as well as current earnings from foreign subsidiaries. Absent a need for additional funds in the US, management intends to indefinitely reinvest the historical earnings in Canada and other foreign jurisdictions.

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

The Company’s income tax returns for the following periods are currently subject to examination:

Jurisdiction	Periods
US Federal	2022-2024
US State – Colorado	2021-2024
US State – Maryland	2023-2024
US State – Missouri	2022-2024
US State – West Virginia	2022-2024
Canada	2021-2024
Mauritius	2022-2024
Poland	2020-2024
Austria	2020-2024

During 2024, the Company recognized $0.5 million of unrecognized tax benefits due to a lapse of statute of limitations. The Company’s total amount of unrecognized tax benefit and changes to unrecognized tax benefit during the years ended December 31, 2025 and 2024 are summarized in the table below:

Amounts in thousands	2025	2024
Unrecognized tax benefit - January 1	$—	$539
Lapse of statute of limitations	—	(539)
Unrecognized tax benefit - December 31	$—	$—

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits above, the Company did not accrue any penalties and interest during 2025 and 2024.

13.  FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS REPORTING

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

-F32-

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the year ended December 31, 2025.

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value.

Debt – The carrying value of the Goldman Credit Agreement approximates fair value based on variable interest paid on the obligations. The estimated fair values of the outstanding balance under the Goldman Credit Agreement is designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying value of the CPL Credit Facility approximates fair value due to the short-term nature of the agreement. The carrying value of the CPL Credit Agreement approximates fair value based on the recently negotiated terms. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. Cash equivalents as of December 31, 2025 and 2024, were $10.0 million and $25.0 million, respectively.

14.  SEGMENT AND GEOGRAPHIC INFORMATION

During the fourth quarter of 2025, due to changes in expected long-term future economic characteristics, the Company determined that the aggregation of operating segments within the United States reportable segment was no longer appropriate. As a result, the Company reorganized its reportable segments to provide greater specificity within the United States. Although the Company’s consolidated results of operations, financial position and cash flows were not impacted, the Company has updated the segment disclosures for prior periods to reflect the new reporting structure.

The Company reports its financial performance in five reportable segments based on the geographical locations in which its casinos operate: United States – East (“US East”), United States – Midwest (“US Midwest”), United States – West (“US West”), Canada and Poland. The Company views each casino or other operation within those markets as a reporting unit. Reporting units are aggregated within operating and reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. All intercompany transactions are eliminated in consolidation.

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

-F33-

The table below provides information about the aggregation of the Company’s reporting units and operating segments into reportable segments as of December 31, 2025:

Reportable Segment and Operating Segment	Reporting Unit
US East	Mountaineer Casino, Resort & Races (1)
Rocky Gap Casino, Resort & Golf (1)
US Midwest	Century Casino & Hotel Central City
Century Casino & Hotel Cripple Creek
Century Casino & Hotel Cape Girardeau and The Riverview (1)
Century Casino & Hotel Caruthersville and The Farmstead (1)
US West	Nugget Casino Resort and Smooth Bourbon, LLC
Canada	Century Casino & Hotel Edmonton (1)
Century Casino St. Albert (1)
Century Mile Racetrack and Casino (1)
Century Downs Racetrack and Casino (1)
Poland	Casinos Poland

(1)The real estate assets, except The Riverview hotel in Cape Girardeau and The Farmstead hotel in Caruthersville, are owned by VICI PropCo and leased under the Master Lease.

Adjusted EBITDAR

Adjusted EBITDAR is a measure defined as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, termination expenses related to closing a casino, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in interest expense. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of Segment Adjusted EBITDAR. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US GAAP. Adjusted EBITDAR is not considered a measure of performance recognized under US GAAP.

-F34-

The following tables provide summary information regarding the Company’s reportable segments:

	For the year ended December 31, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net operating revenue	$169,496	$163,810	$79,561	$75,929	$84,168	$11	$572,975

Less:
Payroll expense	37,196	35,614	31,146	23,706	25,147
Operating expenses (2)	29,134	28,764	24,665	24,605	12,923
Gaming tax expense	68,679	34,781	2,499	—	41,447
Cost of goods sold	4,221	2,543	7,141	4,403	727
Other segment items (3)	2,989	3,740	5,056	2,916	2,995
Pre-opening and termination expenses	—	—	—	—	(2,013)
Segment Adjusted EBITDAR	$27,277	$58,368	$9,054	$20,299	$2,942		$117,940

Other operating benefits (costs) and other income (expenses):
Corporate and other expenses							$(12,563)
Interest income							1,317
Interest expense (4)							(104,783)
Depreciation and amortization							(50,921)
Non-cash stock-based compensation							(1,128)
Gain on foreign currency transactions, cost recovery income and other (5)							1,093
Loss on disposition of fixed assets							(90)
Pre-opening and termination expenses							(2,013)
Loss before income taxes							(51,148)
Income tax expense							(2,748)
Net loss							$(53,896)

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

(2)Operating expenses include professional services, supplies, maintenance, utilities and other expenses not otherwise categorized in this table.

(3)Other segment items include marketing expenses.

(4)Interest expense primarily relates to the Master Lease and the Goldman Credit Agreement.

(5)Includes $1.0 million cost recovery income for CDR.

-F35-

	For the year ended December 31, 2024
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net operating revenue	$171,640	$160,536	$87,492	$76,317	$79,900	$34	$575,919

Less:
Payroll expense	37,006	36,845	33,503	23,491	26,137
Operating expenses (2)	29,790	26,408	25,622	25,145	12,112
Gaming tax expense	70,531	33,207	2,731	—	39,304
Cost of goods sold	4,265	2,783	8,982	4,325	642
Other segment items (3)	3,020	4,231	6,953	3,194	2,667
Pre-opening and termination expenses	—	—	—	—	(3,525)
Segment Adjusted EBITDAR	$27,028	$57,062	$9,701	$20,162	$2,563		$116,516

Other operating benefits (costs) and other income (expenses):
Corporate and other expenses							$(13,838)
Interest income							2,644
Interest expense (4)							(103,367)
Depreciation and amortization							(49,595)
Non-cash stock-based compensation							(66)
Gain on foreign currency transactions, cost recovery income and other (5)							2,973
Impairment - goodwill (6)							(70,189)
Loss on disposition of fixed assets							(1,457)
Acquisition costs							19
Pre-opening and termination expenses							(3,525)
Loss before income taxes							(119,885)
Income tax expense							(26,631)
Net loss							$(146,516)

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

(2)Operating expenses include professional services, supplies, maintenance, utilities and other expenses not otherwise categorized in this table.

(3)Other segment items include marketing expenses.

(4)Interest expense primarily relates to the Master Lease and the Goldman Credit Agreement.

(5)Includes $1.1 million cost recovery income related to CDR.

(6)Related to the impairment of goodwill at the Nugget and Rocky Gap.

-F36-

Additional reconciliations of the Company’s assets by reportable segment are included in the table below.

	As of December 31,
Amounts in thousands	2025	2024	2025	2024	2025	2024
	Segment Assets (1)		Long-Lived Assets (2)		Total Assets
US East	$9,325	$11,007	$308,195	$319,668	$326,430	$338,960
US Midwest	12,724	13,551	321,534	332,390	337,262	349,398
US West	3,793	5,025	220,760	231,237	231,180	242,197
Canada	21,419	21,605	130,572	126,335	174,043	169,368
Poland	3,740	4,183	41,948	35,575	48,012	41,988
Other (3)	17,920	43,398	2,509	2,926	30,344	57,928
Total	$68,921	$98,769	$1,025,518	$1,048,131	$1,147,271	$1,199,839

(1)Segment assets are cash and cash equivalents.

(2)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

(3)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

Additional reconciliations of capital expenditures by reportable segment are included in the table below.

	For the year ended
	December 31,
Amounts in thousands	2025	2024
US East	$4,176	$3,621
US Midwest	8,442	42,405
US West	4,852	4,250
Canada	2,595	3,796
Poland	1,845	5,101
Other (1)	41	62
Total	$21,951	$59,235

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

15.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

Termination Costs (Poland) – CPL was not awarded a new license to operate a casino in Krakow, Poland. Agreements with the employees at the Krakow casino provide for payment of salaries for a negotiated termination period and severance pay. The final payments related to the Krakow casino were made in June 2025 and the estimate was adjusted based on these final payments. CPL was notified in June 2025 that it was not awarded a new license to operate a casino at the Hilton Hotel in Warsaw, Poland. Agreements with the employees at the Hilton Hotel casino in Warsaw provide for severance pay. The final payments related to the Hilton Hotel casino were made in September 2025.

A reconciliation of the termination cost liability as of December 31, 2025 is presented below:

Amounts in thousands
Balance as of January 1, 2025	$766
Termination costs (1)	666
Payments	(1,259)
Estimate adjustments	(223)
Currency translation	50
Balance as of December 31, 2025	$—

(1)Termination costs are included in general and administrative expenses in the Poland reportable segment for the year ended December 31, 2025.

-F37-

 Distribution to Non-Controlling Interest – The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed, net of an amount withheld by the Company related to tax on the income, to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed $0.8 million related to the infrastructure to CDR’s non-controlling shareholders for each of the years ended December 31, 2025 and 2024.

Employee Benefit Plans – The Company provides its employees in the United States with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six year period. The Company contributed $1.3 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan (the “RSP Plan”) and Registered Pension Plan (the “RPP Plan”, and collectively, the “RSP and RPP Plans”). The RSP and RPP Plans allow eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants in the RPP Plan become fully vested in employer contributions over a two year period, and participants in the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.4 million and $0.3 million to the RSP and RPP Plans for the years ended December 31, 2025 and 2024, respectively.

16.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management & Consulting AG (“Flyfish”), a management company controlled by Co CEO Erwin Haitzmann, and with Focus Lifestyle and Entertainment AG (“Focus”), a management company controlled by Co CEO Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in general and administrative expenses in the Company’s consolidated statements of loss are payments to both Flyfish and Focus for a total of $0.8 million for each of the years ended December 31, 2025 and 2024.

The land, buildings, structures and other improvements of the Nugget are leased from Smooth Bourbon (the “Nugget Lease”). Marnell owns 50% of Smooth Bourbon along with the Company. The Company distributes dividends to non-controlling partners to Marnell for its 50% ownership interest in Smooth Bourbon. The dividends consist of rent from the Nugget Lease offset by operating costs of Smooth Bourbon and are recorded as dividends to non-controlling partners in the Company’s consolidated statement of cash flows. The Company paid Marnell $7.8 million and $7.6 million for the years ended December 31, 2025 and 2024, respectively. The estimated 2026 rent payments under the Nugget Lease attributable to Marnell’s ownership interest in Smooth Bourbon are $7.9 million.

The Nugget Lease finance lease asset, finance lease liability, revenue and expense are eliminated upon consolidation. The rent payments are subject to annual escalations during the lease term. The Nugget Lease has an initial term of 35 years and a purchase option if the Company purchases the remaining 50% of Smooth Bourbon. At the Company’s option, the Nugget Lease may be extended for up to four additional five year renewal terms. The Nugget Lease has a triple-net structure, which requires the Company to pay substantially all costs associated with the property, including real estate taxes, insurance, utilities, maintenance and operational costs. The Nugget Lease contains certain covenants, including minimum capital improvement expenditure requirements. Century Casinos, Inc. has provided a guarantee of the Nugget’s obligations under the Master Lease.

17.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its consolidated financial statements and related notes. The Company did not identify any material subsequent events impacting its financial statements in this report.

-F38-