Form 10-Q
period 2026-03-31
CENTURY CASINOS INC /CO/
filed 2026-05-08
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

28,171,856 shares of common stock, $0.01 par value per share, were outstanding as of May 4, 2026.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$59,964	$68,921
Receivables, net	12,233	11,959
Prepaid expenses	18,686	18,667
Inventories	3,533	3,482
Other current assets	1,198	1,043
Total Current Assets	95,614	104,072

Property and equipment, net	892,191	902,756
Leased right-of-use assets, net	30,862	32,753
Goodwill	10,510	10,836
Intangible assets, net	74,968	77,583
Deferred income tax assets	17,092	17,681
Deposits and other	1,598	1,590
Total Assets	$1,122,835	$1,147,271

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,960	$7,558
Current portion of operating lease liabilities	5,160	5,155
Current portion of finance lease liabilities	299	330
Accounts payable	11,193	15,965
Accrued liabilities	30,957	27,738
Accrued payroll	14,580	14,648
Taxes payable	9,072	8,386
Total Current Liabilities	78,221	79,780

Long-term debt, net of current portion and deferred financing costs (Note 4)	321,641	321,373
Long-term financing obligation to VICI Properties, Inc. subsidiaries (Note 5)	711,951	715,749
Operating lease liabilities, net of current portion	29,214	31,093
Finance lease liabilities, net of current portion	422	499
Taxes payable and other	760	795
Deferred income tax liabilities	4,919	4,764
Total Liabilities	1,147,128	1,154,053
Commitments and Contingencies (Note 6)

(Deficit) Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 28,462,292 and 28,730,648 shares issued and outstanding	285	287
Additional paid-in capital	120,804	121,055
Retained loss	(222,454)	(205,950)
Accumulated other comprehensive loss	(13,377)	(13,089)
Total Century Casinos, Inc. Shareholders' (Deficit) Equity	(114,742)	(97,697)
Non-controlling interests	90,449	90,915
Total (Deficit) Equity	(24,293)	(6,782)
Total Liabilities and (Deficit) Equity	$1,122,835	$1,147,271

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for share and per share information	2026	2025
Operating revenue:
Gaming	$106,700	$100,666
Pari-mutuel, sports betting and iGaming	3,418	2,885
Hotel	10,133	9,707
Food and beverage	12,518	12,106
Other	4,470	5,079
Net operating revenue	137,239	130,443
Operating costs and expenses:
Gaming	55,673	54,264
Pari-mutuel, sports betting and iGaming	3,749	3,485
Hotel	4,632	4,400
Food and beverage	11,326	11,364
Other	1,030	1,308
General and administrative	36,050	36,088
Depreciation and amortization	13,016	12,394
Total operating costs and expenses	125,476	123,303
Earnings from operations	11,763	7,140
Non-operating (expense) income:
Interest income	136	380
Interest expense	(25,947)	(26,037)
Gain on foreign currency transactions, cost recovery income and other (Note 1)	173	119
Non-operating (expense) income, net	(25,638)	(25,538)
Loss before income taxes	(13,875)	(18,398)
Income tax expense	(909)	(481)
Net loss	(14,784)	(18,879)
Net earnings attributable to non-controlling interests	(1,720)	(1,734)
Net loss attributable to Century Casinos, Inc. shareholders	$(16,504)	$(20,613)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.58)	$(0.67)
Diluted	$(0.58)	$(0.67)
Weighted average shares outstanding - basic	28,633	30,683
Weighted average shares outstanding - diluted	28,633	30,683

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2026	2025
Net loss	$(14,784)	$(18,879)

Other comprehensive (loss) income
Foreign currency translation adjustments	(467)	1,087
Other comprehensive (loss) income	(467)	1,087
Comprehensive loss	$(15,251)	$(17,792)

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(1,720)	(1,734)
Foreign currency translation adjustments	179	(381)
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(16,792)	$(19,907)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for share information	2026	2025
Common Stock
Balance, beginning of period	$287	$307
Common stock repurchases	(2)	—
Balance, end of period	285	307

Additional Paid-in Capital
Balance, beginning of period	$121,055	$123,922
Amortization of stock-based compensation	161	290
Common stock repurchases (including incremental costs)	(412)	—
Balance, end of period	120,804	124,212

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(13,089)	$(14,426)
Foreign currency translation adjustment	(288)	706
Balance, end of period	(13,377)	(13,720)

Retained (Loss) Earnings
Balance, beginning of period	$(205,950)	$(144,534)
Net loss attributable to Century Casinos, Inc. shareholders	(16,504)	(20,613)
Balance, end of period	(222,454)	(165,147)

Total Century Casinos, Inc. Shareholders' (Deficit) Equity	$(114,742)	$(54,348)

Non-controlling Interests
Balance, beginning of period	$90,915	$91,304
Net earnings attributable to non-controlling interests	1,720	1,734
Foreign currency translation adjustment	(179)	381
Distributions to non-controlling interests	(2,007)	(1,930)
Balance, end of period	90,449	91,489

Total (Deficit) Equity	$(24,293)	$37,141

Common shares issued	7,317	—
Common shares repurchased and retired	(275,673)	—

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2026	2025
Cash Flows (used in) provided by Operating Activities:
Net loss	$(14,784)	$(18,879)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,016	12,394
Operating lease expense	1,728	1,769
Paid in kind interest on financing obligation	533	2,079
Loss on disposition of fixed assets	20	50
Amortization of stock-based compensation expense	161	290
Amortization of deferred financing costs and discount on notes receivable	674	674
Deferred taxes	744	127
Changes in Operating Assets and Liabilities:
Receivables, net	(329)	13
Prepaid expenses and other assets	(41)	(644)
Accounts payable	(5,983)	(4,859)
Other current and long-term liabilities	1,907	3,546
Inventories	(62)	10
Accrued payroll	(209)	(483)
Taxes payable	1,373	(711)
Net cash used in operating activities	(1,252)	(4,624)

Cash Flows (used in) provided by Investing Activities:
Purchases of property and equipment	(2,692)	(6,689)
Purchase of intangible assets - casino license	—	(677)
Proceeds from disposition of assets	—	10
Net cash used in investing activities	(2,692)	(7,356)

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings of long-term debt	576	1,000
Principal payments of long-term debt and finance leases	(1,485)	(1,309)
Distributions to non-controlling interests	(2,007)	(1,930)
Common shares repurchased and retired	(411)	—
Net cash used in financing activities	(3,327)	(2,239)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(1,683)	$192

Decrease in Cash, Cash Equivalents and Restricted Cash	$(8,954)	$(14,027)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$69,218	$99,013
Cash, Cash Equivalents and Restricted Cash at End of Period	$60,264	$84,986

Supplemental Disclosure of Cash Flow Information:
Interest paid	$26,627	$23,545
Income taxes paid (net of refunds received)	$880	$584
Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,788	$6,099

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of March 31, 2026 are detailed below.

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

The Company’s Colorado, Missouri, West Virginia and Nevada subsidiaries have partnered with sports betting and iGaming operators to offer sports wagering and online betting through mobile apps. See below for more information about Missouri sports betting.

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of March 31, 2026, CPL operated six casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 3 for additional information regarding CPL’s gaming licenses and casinos.

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

Other Projects and Developments

Sports Betting – Missouri

The Company has partnered with BetMGM, LLC (“BetMGM”) to operate an online and mobile sports betting application and retail sportsbook at its Cape Girardeau location under the Company’s license in Missouri. The agreement with BetMGM includes a percentage of net gaming revenue payable to the Company, with a guaranteed minimum. Sports betting began in Missouri on December 1, 2025.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents and Restricted Cash – A reconciliation of cash and cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	March 31,	December 31,
Amounts in thousands	2026	2025
Cash and cash equivalents	$59,964	$68,921
Restricted cash included in deposits and other	300	297
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$60,264	$69,218

The Company had no cash equivalents as of March 31, 2026 and $10.0 million in cash equivalents as of December 31, 2025. As of March 31, 2026, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of December 31, 2025, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of March 31,	As of December 31,
Ending Rates	2026	2025
Canadian dollar (CAD)	1.3929	1.3700
Euros (EUR)	0.8724	0.8519
Polish zloty (PLN)	3.7383	3.5993

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2026	2025	% Change
Canadian dollar (CAD)	1.3714	1.4350	4.4%
Euros (EUR)	0.8542	0.9516	10.2%
Polish zloty (PLN)	3.6163	4.0005	9.6%
Source: Xe Currency Converter

Cost Recovery Income – Cost recovery income is related to infrastructure built during the development of CDR. The infrastructure was built by the non-controlling shareholders prior to the Company’s acquisition of its controlling ownership interest in CDR. Income received by CDR related to cost recoveries is included in gain on foreign currency transactions, cost recovery income and other on the Company’s condensed consolidated statements of loss. The distribution of cost recovery income to CDR’s non-controlling shareholders is recorded as distributions to non-controlling interests.

2.SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Pending Adoption

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). The objective of ASU 2023-06 is to update and simplify disclosure requirements and is intended to align US GAAP and SEC requirements. Early adoption of ASU 2023-06 is not permitted. The guidance relates to various topics and is effective on the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. The Company is evaluating the impact of adoption but does not expect the standard to have a material impact on the Company’s financial statements.

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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. The reportable segments with goodwill balances as of March 31, 2026 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material. During the 2025 annual impairment testing, the Company performed a qualitative goodwill impairment test of each reporting unit with goodwill balances using a combination of (i) actual results compared to previously forecast estimates and (ii) analysis of the markets in which the casinos operate.

Changes in the carrying amount of goodwill are as follows:

Amounts in thousands	Canada	Poland	Total
Gross Carrying Value
As of January 1, 2026	$7,100	$7,111	$14,211
Currency translation	(61)	(265)	(326)
As of March 31, 2026	7,039	6,846	13,885

Accumulated impairment losses
As of January 1, 2026	(3,375)	—	(3,375)
As of March 31, 2026	(3,375)	—	(3,375)

Net carrying value
At January 1, 2026	$3,725	$7,111	$10,836
At March 31, 2026	$3,664	$6,846	$10,510

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

Intangible assets at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2026	2025
Finite-lived
Casino licenses	$3,647	$3,788
Less: accumulated amortization	(1,275)	(1,167)
	2,372	2,621
Trademarks	16,718	16,718
Less: accumulated amortization	(5,589)	(5,173)
	11,129	11,545
Player's club lists	59,253	59,253
Less: accumulated amortization	(29,546)	(27,846)
	29,707	31,407
Total finite-lived intangible assets, net	43,208	45,573
Indefinite-lived
Casino licenses	30,020	30,206
Trademarks	1,740	1,804
Total indefinite-lived intangible assets	31,760	32,010
Total intangible assets, net	$74,968	$77,583

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

Changes in the carrying amount of the finite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2026	Amortization	Balance at March 31, 2026
US East	$5,625	$(214)	$5,411
US West	5,920	(202)	5,718
Total	$11,545	$(416)	$11,129

As of March 31, 2026, estimated amortization expense of the United States trademarks over the next five years and thereafter was as follows:

Amounts in thousands
2026	$1,249
2027	1,665
2028	1,665
2029	1,645
2030	1,428
Thereafter	3,477
Total	$11,129

Trademark amortization expense was $0.4 million for each of the three months ended March 31, 2026 and 2025. The weighted-average amortization period of the United States trademarks is 6.0 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2026	Currency translation	Balance at March 31, 2026
Poland	$1,696	$(64)	$1,632
Corporate and Other	108	—	108
Total	$1,804	$(64)	$1,740

Casino Licenses: Finite-Lived

As of March 31, 2026, Casinos Poland had six casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2026	Amortization	Currency translation	Balance at March 31, 2026
Poland	$2,621	$(157)	$(92)	$2,372

As of March 31, 2026, estimated amortization expense for the CPL casino licenses over the next five years and thereafter was as follows:

Amounts in thousands
2026	$456
2027	608
2028	567
2029	525
2030	187
Thereafter	29
Total	$2,372

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. Casino license amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The weighted average period before the next license expiration is 4.0 years. In Poland, casino gaming licenses are granted for a term of six years and are not renewable. Before a gaming license expires for a particular city, there is a public notification of an available license and any gaming company can apply for the license for that city. Although the Company applies for the new license prior to the expiration of the current license, there is no guarantee a new license will be awarded prior to the expiration of the current license or at all. Casinos Poland was awarded a second license in the city of Wroclaw in March 2025 and opened the casino in February 2026.

Casino Licenses: Indefinite-Lived

The Company has determined that the casino licenses from the West Virginia Lottery Commission, the Missouri Gaming Commission, the Nevada Gaming Commission (held by Smooth Bourbon), and the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”) and Horse Racing Alberta are indefinite-lived. Costs incurred to renew licenses that are indefinite-lived are expensed over the renewal period to general and administrative expenses on the Company’s condensed consolidated statements of loss. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Balance at January 1, 2026	Currency translation	Balance at March 31, 2026
US East	$7,009	$—	$7,009
US Midwest	10,953	—	10,953
US West	1,000	—	1,000
Canada	11,244	(186)	11,058
Total	$30,206	$(186)	$30,020

Player’s Club Lists

The Company has determined that the player’s club lists, reported in the US East, US Midwest and US West segments, have useful lives of seven to 10 years based on estimated revenue attrition among the player’s club members over each property’s historical operations, as estimated by management. As such, the player’s club lists will be amortized over their useful lives. Changes in the carrying amount of the player’s club lists are as follows:

Amounts in thousands	Balance at January 1, 2026	Amortization	Balance at March 31, 2026
US East	$14,003	$(722)	$13,281
US Midwest	1,586	(433)	1,153
US West	15,818	(545)	15,273
Total	$31,407	$(1,700)	$29,707

As of March 31, 2026, estimated amortization expense for the player’s club lists over the next five years and thereafter was as follows:

Amounts in thousands
2026	$4,856
2027	3,888
2028	3,888
2029	3,888
2030	3,888
Thereafter	9,299
Total	$29,707

Player’s club amortization expense was $1.7 million for each of the three months ended March 31, 2026 and 2025. The weighted-average amortization period for the player’s club lists is 3.3 years.

4. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2026 and December 31, 2025 consisted of the following:

Amounts in thousands	March 31, 2026		December 31, 2025
Goldman term loan	$332,509	9.79%	$333,384	10.48%
Credit agreement - CPL	978	5.91%	526	6.04%
Credit facility - CPL	3,199	5.83%	3,780	7.00%
Total principal	$336,686	9.74%	$337,690	10.44%
Deferred financing costs	(8,085)		(8,759)
Total long-term debt	$328,601		$328,931
Less current portion	(6,960)		(7,558)
Long-term portion	$321,641		$321,373

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement provides for the $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of March 31, 2026, the outstanding balance of the Goldman Term Loan was $332.5 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Term Loan to fund the acquisition of the Nugget, for the repayment of approximately $166.2 million outstanding under a prior credit facility and for related fees and expenses.

The Goldman Term Loan matures on April 1, 2029, and the Revolving Facility matures on April 1, 2027. The Revolving Facility includes up to $10.0 million available for the issuance of letters of credit. The Goldman Term Loan requires scheduled quarterly payments of $875,000 equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity.

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”), or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the three months ended March 31, 2026 and 2025, the weighted average interest rates under the Goldman Term Loan were 9.79% and 10.43%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of less than $0.1 million were recorded as interest expense in the condensed consolidated statements of loss for each of the three months ended March 31, 2026 and 2025.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. If the Company has aggregate outstanding revolving loans, swingline loans, and letters of credit greater than $10.5 million as of the last day of any fiscal quarter, it is required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. The Company had no outstanding revolving loans, swingline loans, or letters of credit as of March 31, 2026, and therefore the Consolidated First Lien Net Leverage Ratio requirement did not apply.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million for each of the three months ended March 31, 2026 and 2025. These costs are included in interest expense in the condensed consolidated statements of loss for the three months ended March 31, 2026 and 2025.

On April 29, 2026, the Company and Brigade Capital Management, LP (“Brigade”) entered into a letter agreement (the “Side Letter Agreement”) and a nomination and standstill agreement (the “Nomination Agreement”). Pursuant to the Nomination Agreement, Mitchell Etess will be appointed to the Company’s Board of Directors (the “Board”) and was nominated for election as a Class II director of the Board at the 2026 annual meeting of stockholders. The Nomination Agreement provides that Brigade will not, subject to certain limited exceptions, make a business combination or purchase proposal for the Company or take any action in support of or make any public proposal with respect to controlling or influencing the Company’s management, the Board, or policies or purchase any of the Company’s common stock. The standstill provisions of the Nomination Agreement have a term of nine months or a potentially earlier date, subject to certain terms and conditions. The Side Letter Agreement provides that, if the Company conducts an auction to purchase term loans issued under the Goldman Credit Agreement, Brigade and certain of its affiliates will, subject to certain terms and conditions, tender up to $50 million principal amount of term loans at a specified discount to par in a “Dutch auction” conducted in accordance with the Goldman Credit Agreement. There is no assurance that the Company will conduct any such auction or, if it does conduct an auction, that the auction will be successful.

Casinos Poland

As of March 31, 2026, CPL had a short-term line of credit (“CPL Credit Facility”) with mBank S.A. (“mBank”) used to finance current operations. The CPL Credit Facility was amended in June 2025 to extend the line of credit borrowing capacity of PLN 15.0 million through June 25, 2026. The CPL Credit Facility bears an interest rate of overnight WIBOR plus 2.00%. For the three months ended March 31, 2026 and 2025, the weighted average interest rates under the CPL Credit Facility were 5.83% and 7.52%, respectively. As of March 31, 2026, the CPL Credit Facility had an outstanding balance of PLN 12.0 million ($3.2 million based on the exchange rate in effect on March 31, 2026) and PLN 3.0 million ($0.8 million based on the exchange rate in effect on March 31, 2026) was available for additional borrowing. The CPL Credit Facility is secured by a building owned by CPL in Warsaw. The CPL Credit Facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the CPL Credit Facility as of March 31, 2026. The violation of the covenant allows the lender to increase the interest rate by 0.50% until the covenants are met again but does not result in an acceleration of the loan.

As of March 31, 2026, CPL also had a credit agreement with mBank (the “CPL Credit Agreement”) that was used to construct the casino at the Company’s second location in Wroclaw. The CPL Credit Agreement was amended in February 2026 to update the maximum borrowing amount to PLN 3.9 million. The CPL Credit Agreement bears an interest rate of 1-month WIBOR plus 2.00%. For the three months ended March 31, 2026, the weighted average interest rate under the CPL Credit Facility was 5.91%. The CPL Credit Agreement has a four year term through December 2029. As of March 31, 2026, the CPL Credit Agreement had an outstanding balance of PLN 3.7 million ($1.0 million based on the exchange rate in effect on March 31, 2026) and CPL had no further borrowings available. The CPL Credit Agreement is secured by a building owned by CPL in Warsaw. The CPL Credit Agreement contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the CPL Credit Agreement as of March 31, 2026. The violation of the covenant allows the lender to increase the interest rate by 0.50% but will not result in an acceleration of the loan. The CPL Credit Agreement can be prepaid with a 2.5% penalty on the outstanding principal balance.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.3 million based on the exchange rate in effect on March 31, 2026). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.4 million based on the exchange rate in effect on March 31, 2026) with mBank and will terminate in January 2031 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.8 million ($0.2 million based on the exchange rate in effect on March 31, 2026) in deposits for this purpose as of March 31, 2026. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

CRM previously had a EUR 6.0 million term loan with UniCredit Bank Austria AG (the “UniCredit Term Loan”). The UniCredit Term Loan was paid in full in December 2025 and bore an interest rate of 2.875%.

As of March 31, 2026, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	CPL Credit Agreement	CPL Credit Facility (1)	Total
2026	$2,625	$195	$3,199	$6,019
2027	3,500	261	—	3,761
2028	3,500	261	—	3,761
2029	322,884	261	—	323,145
Thereafter	—	—	—	—
Total	$332,509	$978	$3,199	$336,686

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

The Master Lease has been modified as follows:

•On December 1, 2022, an amendment provided for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease to provide for an increase in initial annualized rent of approximately $4.2 million, the cash payments for which can be deferred for a period of 12 months after the completion of the project, and (iii) other related modifications. The Company has elected to defer the cash payments related to the increase in initial annualized rent for 12 months, and the deferred rent is being paid over a six month period ending in May 2026.

•On July 25, 2023, an amendment (i) added Rocky Gap to the Master Lease, (ii) increased initial annualized rent by approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

•On September 6, 2023, an amendment (i) added the Century Canadian Portfolio to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.4 million based on the exchange rate on March 31, 2026) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

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

The rent under the Master Lease currently escalates at the greater of either 1.25% (the “Base Rent Escalator”) or the increase in the Consumer Price Index (“CPI”). The CPI rent escalator for the Century Canadian Portfolio is capped at 2.5%. The Base Rent Escalator is subject to adjustment from and after the sixth year of the Master Lease if the Minimum Rent Coverage Ratio (as defined in the Master Lease) is not satisfied. Cash rent payments adjusted for CPI for the year ending December 31, 2026 are estimated to be $49.1 million.

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the Base Rent Escalator of 1.25%. The estimated future payments shown below are not adjusted for increases based on the CPI.

Amounts in thousands
2026 (1)	$46,155
2027	60,419
2028	61,174
2029	61,939
2030	62,713
Thereafter	2,090,948
Total payments	2,383,348
Residual value	20,559
Less imputed interest	(1,691,956)
Total	$711,951

(1)Included in 2026 is $1.4 million in deferred rent related to the Caruthersville project that is being repaid through May 2026.

Total payments and interest expense related to the Master Lease for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2026	2025
Payments made per Master Lease	$17,086	$13,594
CPI increase	989	733
Total payments made including CPI increase	18,075	14,327

Cash paid for principal (1)	$—	$—
Cash paid for interest	18,075	14,327

Interest expense	$16,940	$16,402

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

7.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the three months ended March 31, 2026, the Company recognized income tax expense of $0.9 million on pre-tax loss of ($13.9) million, representing an effective income tax rate of (6.6%) compared to income tax expense of $0.5 million on pre-tax loss of ($18.4) million, representing an effective income tax rate of (2.6%) for the same period in 2025.

For the three months ended March 31, 2026, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the three months ended March 31, 2026.

A number of items caused the effective income tax rate for the three months ended March 31, 2026 to differ from the US federal statutory income tax rate of 21%, including certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. Further, the Company expects to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

During the quarter, the Company established a valuation allowance against the net deferred tax assets of CPL, due to recent cumulative losses. This resulted in an increase in income tax expense of $0.3 million for the three months ended March 31, 2026. The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd. Additionally, the Company maintains a full valuation allowance on certain net deferred tax assets in the United States, which was initially recorded in the second quarter of 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA extends and makes permanent several key provisions of the Tax Cuts and Jobs Act of 2017 previously set to expire at the end of 2025. This new legislation also introduces modifications to international taxation. The Company does not anticipate material US cash taxes in 2025, and this legislation confirms the Company’s ability to maintain minimal US cash taxes for 2026. The Company does not anticipate the OBBBA will have a material impact on its income tax expense for 2026.

8.EQUITY

Earnings (Loss) per Share

The calculation of basic loss per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2026	2025
Weighted average common shares, basic	28,633	30,683
Dilutive effect of stock options	—	—
Weighted average common shares, diluted	28,633	30,683

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2026	2025
Stock options	352	296

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

The Plan announced May 14, 2025 expired by its terms on July 31, 2025, and the Plan announced August 11, 2025 expired by its terms on December 31, 2025. The Company’s current Plan was announced on January 2, 2026. The current Plan authorizes the repurchase of up to $1.5 million of shares of the Company’s outstanding common stock and expires by its terms on May 10, 2026. During the three months ended March 31, 2026, the Company repurchased and retired 275,673 shares of the Company’s common stock for $0.4 million on the open market under the Plan. The total amount remaining under the current Plan was $1.1 million as of March 31, 2026. The Company intends to engage in additional stock repurchases through the current Plan that expires in May 2026 and also may undertake additional stock repurchases in the future. See Part II, Item 2 of this report for additional details.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three months ended March 31, 2026 and 2025.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026.

Debt – The carrying value of the Goldman Credit Agreement approximates fair value based on variable interest paid on the obligation. The estimated fair value of the outstanding balance under the Goldman Credit Agreement is designated as a Level 2 measurement in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The carrying value of the CPL Credit Facility approximates fair value due to the short-term nature of the agreement. The carrying value of the CPL Credit Agreement approximates fair value based on the recently negotiated terms and variable interest paid on the obligation. The carrying values of the Company’s finance lease obligations approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. The Company had no cash equivalents as of March 31, 2026 and $10.0 million in cash equivalents as of December 31, 2025.

10.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months
	ended March 31,
Amounts in thousands	2026	2025
Revenue from contracts with customers	$137,239	$130,443
Total revenue	$137,239	$130,443

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, iGaming, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, iGaming, hotel, food and beverage, and other.

Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the three months ended March 31, 2026
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Gaming	$30,631	$37,580	$5,677	$12,038	$20,774	$—	$106,700
Pari-mutuel, sports betting and iGaming	1,110	400	6	1,902	—	—	3,418
Hotel	3,209	1,382	5,395	147	—	—	10,133
Food and beverage	3,079	1,745	4,648	2,801	245	—	12,518
Other	901	698	1,341	1,436	94	—	4,470
Net operating revenue	$38,930	$41,805	$17,067	$18,324	$21,113	$—	$137,239

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

	For the three months ended March 31, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Gaming	$29,197	$35,544	$5,157	$10,780	$19,988	$—	$100,666
Pari-mutuel, sports betting and iGaming	739	250	(2)	1,898	—	—	2,885
Hotel	3,245	1,320	5,015	127	—	—	9,707
Food and beverage	3,064	1,764	4,565	2,488	225	—	12,106
Other	891	873	1,674	1,223	418	—	5,079
Net operating revenue	$37,136	$39,751	$16,409	$16,516	$20,631	$—	$130,443

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

The amount of revenue recognized that was included in the opening contract liability balance was $1.9 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. This revenue consists primarily of the Company’s deferred revenue for events at the Nugget and deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. The balance in receivables relates to sports betting and iGaming revenue owed to the Company by its partners.

Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months ended		For the three months ended
	March 31, 2026		March 31, 2025
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$918	$3,870	$553	$3,644
Closing	1,322	5,746	493	4,808
Increase (Decrease)	$404	$1,876	$(60)	$1,164

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

11.LEASES

The Company determines if an arrangement is a lease at inception. The right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate in each of the jurisdictions in which its subsidiaries operate to calculate the present value of lease payments. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise those options. Operating lease expense is recorded on a straight-line basis over the lease term. The Company accounts for lease agreements with lease and non-lease components as a single lease component for all asset classes. The Company does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less. The Company’s operating and finance leases include land, casino space, corporate offices, and gaming and other equipment. The leases have remaining lease terms of one month to 46 years.

The components of lease expense were as follows:

	For the three months ended
	March 31,
Amounts in thousands	2026	2025
Operating lease expense	$1,728	$1,771

Finance lease expense:
Amortization of right-of-use assets	$69	$50
Interest on lease liabilities	13	15
Total finance lease expense	$82	$65

Short-term lease expense	$34	$33

Variable lease expense	$380	$340

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the three months ended
	March 31,
Amounts in thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$14	$14
Operating cash flows from operating leases	1,657	1,658
Financing cash flows from finance leases	98	72

Right-of-use assets obtained in exchange for operating lease liabilities	$89	$3,528
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$284

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	March 31, 2026	December 31, 2025
Operating leases
Leased right-of-use assets, net	$30,862	$32,753

Current portion of operating lease liabilities	5,160	5,155
Operating lease liabilities, net of current portion	29,214	31,093
Total operating lease liabilities	34,374	36,248

Finance leases
Finance lease right-of-use assets, gross	1,634	1,657
Accumulated depreciation	(594)	(533)
Property and equipment, net	1,040	1,124

Current portion of finance lease liabilities	299	330
Finance lease liabilities, net of current portion	422	499
Total finance lease liabilities	721	829

Weighted-average remaining lease term
Operating leases	11.3 years	11.2 years
Finance leases	2.4 years	2.5 years

Weighted-average discount rate
Operating leases	8.6%	8.4%
Finance leases	7.1%	7.1%

Maturities of lease liabilities as of March 31, 2026 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2026	$5,252	$260
2027	6,867	303
2028	6,688	178
2029	6,240	46
2030	4,236	—
Thereafter	29,992	—
Total lease payments	59,275	787
Less imputed interest	(24,901)	(66)
Total	$34,374	$721

12.SEGMENT INFORMATION

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

The Company reports its financial performance in five reportable segments based on the geographical locations in which its casinos operate: US East, US Midwest, US West, Canada and Poland. The Company views each casino or other operation within those markets as a reporting unit. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. All intercompany transactions are eliminated in consolidation.

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

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended March 31, 2026
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net operating revenue	$38,930	$41,805	$17,067	$18,324	$21,113	$—	$137,239

Less:
Payroll expense	9,082	8,928	7,782	5,882	6,127		37,801
Operating expenses (2)	6,102	7,027	5,471	5,325	3,046		26,971
Gaming tax expense	16,799	8,894	563	—	10,419		36,675
Cost of goods sold	885	580	1,471	966	186		4,088
Other segment items (3)	672	730	388	671	830		3,291
Segment Adjusted EBITDAR	$5,390	$15,646	$1,392	$5,480	$505		$28,413

Other operating benefits (costs) and other income (expenses):
Corporate and other expenses							$(3,473)
Interest income							136
Interest expense (4)							(25,947)
Depreciation and amortization							(13,016)
Non-cash stock-based compensation							(161)
Gain on foreign currency transactions, cost recovery income and other							192
Loss on disposition of fixed assets							(19)
Loss before income taxes							(13,875)
Income tax expense							(909)
Net loss							$(14,784)

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

(2)Operating expenses include professional services, supplies, maintenance, utilities and other expenses not otherwise categorized in this table.

(3)Other segment items include marketing expenses.

(4)Interest expense primarily relates to the Master Lease and the Goldman Credit Agreement.

	For the three months ended March 31, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net operating revenue	$37,136	$39,751	$16,409	$16,516	$20,631	$—	$130,443

Less:
Payroll expense	8,962	9,351	7,565	5,459	6,076		37,413
Operating expenses (2)	6,155	7,087	5,326	5,143	3,394		27,105
Gaming tax expense	16,212	8,449	576	—	10,015		35,252
Cost of goods sold	854	631	1,663	881	171		4,200
Other segment items (3)	713	797	557	673	710		3,450
Pre-opening and termination expenses	—	—	—	—	(281)		(281)
Segment Adjusted EBITDAR	$4,240	$13,436	$722	$4,360	$546		$23,304

Other operating benefits (costs) and other income (expenses):
Corporate and other expenses							$(3,149)
Interest income							380
Interest expense (4)							(26,037)
Depreciation and amortization							(12,394)
Non-cash stock-based compensation							(290)
Gain on foreign currency transactions, cost recovery income and other							119
Loss on disposition of fixed assets							(50)
Pre-opening and termination expenses							(281)
Loss before income taxes							(18,398)
Income tax expense							(481)
Net loss							$(18,879)

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

(4)Interest expense primarily relates to the Master Lease and the Goldman Credit Agreement.

Additional reconciliations of the Company’s assets by reportable segment are included in the table below.

	As of March 31,
Amounts in thousands	2026	2025	2026	2025	2026	2025
	Segment Assets (1)		Long-Lived Assets (2)		Total Assets
US East	$9,837	$10,054	$304,446	$317,172	$322,655	$334,628
US Midwest	12,246	16,108	318,368	331,165	334,006	350,855
US West	4,156	6,402	217,823	228,290	229,656	240,996
Canada	13,989	20,980	127,413	126,333	163,189	170,488
Poland	3,945	4,078	39,690	41,799	45,987	48,675
Other (3)	15,791	27,083	2,389	2,843	27,342	40,455
Total	$59,964	$84,705	$1,010,129	$1,047,602	$1,122,835	$1,186,097

(1)Segment assets are cash and cash equivalents.

(2)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

(3)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

Additional reconciliations of capital expenditures by reportable segment are included in the table below.

	For the three months ended
	March 31,
Amounts in thousands	2026	2025
US East	$309	$1,195
US Midwest	658	2,266
US West	328	2,391
Canada	407	768
Poland	987	60
Other (1)	3	9
Total	$2,692	$6,689

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

13.TRANSACTIONS WITH RELATED PARTIES

The land, buildings, structures and other improvements of the Nugget are leased from Smooth Bourbon (the “Nugget Lease”). Marnell and the Company each own 50% of Smooth Bourbon. The Company distributes dividends to non-controlling interests to Marnell for its ownership interest in Smooth Bourbon. The dividends consist of rent from the Nugget Lease offset by operating costs of Smooth Bourbon and are recorded as dividends to non-controlling interests in the Company’s condensed consolidated statement of cash flows. The Company paid Marnell $2.0 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. The estimated remaining 2026 rent payments under the Nugget Lease attributable to Marnell’s ownership interest in Smooth Bourbon are $6.1 million.

14.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to material subsequent events in its condensed consolidated financial statements and related notes.

On April 29, 2026, the Company and Brigade entered into the Side Letter Agreement and the Nomination Agreement. Pursuant to the Nomination Agreement, Mr. Etess will be appointed to the Board and was nominated for election as a Class II director of the Board at the 2026 annual meeting of stockholders. The Nomination Agreement provides that Brigade will not, subject to certain limited exceptions, make a business combination or purchase proposal for the Company or take any action in support of or make any public proposal with respect to controlling or influencing the Company’s management, the Board, or policies or purchase any of the Company’s common stock. The standstill provisions of the Nomination Agreement have a term of nine months or a potentially earlier date, subject to certain terms and conditions. The Side Letter Agreement provides that, if the Company conducts an auction to purchase term loans issued under the Goldman Credit Agreement, Brigade and certain of its affiliates will, subject to certain terms and conditions, tender up to $50 million principal amount of term loans at a specified discount to par in a “Dutch auction” conducted in accordance with the Goldman Credit Agreement. There is no assurance that the Company will conduct any such auction or, if it does conduct an auction, that the auction will be successful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding projects in development and other opportunities, our strategic review process, our credit agreement with Goldman and obligations under our Master Lease and our ability to repay our debt and other obligations, outcomes of legal proceedings, changes in our tax provisions or exposure to additional income tax liabilities or impairments and plans for our casinos and our Company including estimates, forecasts and expectations regarding 2026 and later results, and any other statements that are not purely historical. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We view each region in which we operate as a separate operating segment and each casino or other operation within those markets as a reporting unit. During the fourth quarter of 2025, due to changes in expected long-term future economic characteristics, we determined that the aggregation of operating segments within the United States reportable segment was no longer appropriate. As a result, we reorganized our reportable segments to provide greater specificity within the United States. We aggregate all operating segments into five reportable segments based on the geographical locations in which our casinos operate: US East, US Midwest, US West, Canada and Poland. We have additional business activities including certain other corporate and management operations that are not included in our reportable segments that we present for reconciliation purposes.

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

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of March 31, 2026, CPL had casino licenses for and operated six casinos throughout Poland. We closed the Hilton Hotel casino in Warsaw in June 2025 after we were notified that we had not received a new license for the casino.

The following table summarizes information about CPL’s casinos as of March 31, 2026.

City	Location	License Expiration	Number of Slots	Number of Tables
Warsaw	Warsaw Presidential Hotel	September 2028	70	35
Bielsko-Biala	Hotel Grepielnia	February 2030	60	5
Katowice	Metropol Hotel Katowice	February 2030	70	13
Wroclaw	Polonia Hotel	December 2029	70	14
Lodz	Manufaktura Entertainment Complex	June 2030	70	9
Wroclaw (1)	Korona Hotel	March 2031	41	5

(1)We were awarded a license for a second location in Wroclaw in March 2025. We opened the casino in February 2026.

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

Recent Developments Related to Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including volatile changes in stock markets, foreign currency exchange rates, political unrest and armed conflicts such as the wars in the Middle East and Ukraine, inflation, energy prices, US domestic and international economic policies such as tariffs, other US government policies and actions and other factors. Both customer visits and customer spending at our casinos are key drivers of our revenue and profitability, and reductions in either could have a material adverse effect on our business, financial condition and results of operations. The actual or perceived impact of macroeconomic conditions on consumer spending could lead to fewer customer visits and decreased discretionary spending by our customers. Any worsening in economic conditions in the regions in which we operate or globally, or the perception that conditions may worsen, could reduce consumer discretionary spending or increase our costs and erode our results of operations and cash flows.

Other Projects and Developments

Sports Betting – Missouri

We have partnered with BetMGM to operate an online and mobile sports betting application under our license in Missouri. The agreement with BetMGM includes a percentage of net gaming revenue payable to us, with a guaranteed minimum, as well as retail sportsbook options to be exercised at our discretion. Sports betting began in Missouri on December 1, 2025.

Additional Gaming Projects

We periodically explore additional potential gaming projects and acquisition opportunities. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or acquisition or could eliminate its feasibility altogether.

Strategic Review Process

In August 2025, we announced that our Board initiated a comprehensive strategic review of our operations, capital structure and strategic growth options. The review is exploring a range of potential strategic alternatives for our assets and businesses aimed at enhancing shareholder value and supporting long-term growth. These alternatives may include opportunities to unlock value within our existing property portfolio, optimize our capital structure, evaluate potential mergers, strategic partnerships, or the sale of the Company, and to analyze potential divestments of assets or other asset-level transactions, including our Poland casinos. The Board has not set a timetable for the conclusion of this review. At this stage, no commitments or decisions have been made and there can be no assurance that the review will result in any transaction or particular change to our business. We do not intend to make further public comments on the process unless and until we determine that further disclosure is appropriate or necessary.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2026	2025	% Change
Canadian dollar (CAD)	1.3714	1.4350	4.4%
Euros (EUR)	0.8542	0.9516	10.2%
Polish zloty (PLN)	3.6163	4.0005	9.6%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,			%
Amounts in thousands	2026	2025	Change	Change
Gaming revenue	$106,700	$100,666	$6,034	6.0%
Pari-mutuel, sports betting and iGaming revenue	3,418	2,885	533	18.5%
Hotel revenue	10,133	9,707	426	4.4%
Food and beverage revenue	12,518	12,106	412	3.4%
Other revenue	4,470	5,079	(609)	(12.0%)
Net operating revenue	137,239	130,443	6,796	5.2%
Gaming expenses	(55,673)	(54,264)	1,409	2.6%
Pari-mutuel, sports betting and iGaming expenses	(3,749)	(3,485)	264	7.6%
Hotel expenses	(4,632)	(4,400)	232	5.3%
Food and beverage expenses	(11,326)	(11,364)	(38)	(0.3%)
Other expenses	(1,030)	(1,308)	(278)	(21.3%)
General and administrative expenses	(36,050)	(36,088)	(38)	(0.1%)
Depreciation and amortization	(13,016)	(12,394)	622	5.0%
Total operating costs and expenses	(125,476)	(123,303)	2,173	1.8%
Earnings from operations	11,763	7,140	4,623	64.7%

Income tax expense	(909)	(481)	(428)	(89.0%)
Net earnings attributable to non-controlling interests	(1,720)	(1,734)	14	0.8%
Net loss attributable to Century Casinos, Inc. shareholders	(16,504)	(20,613)	4,109	19.9%
Adjusted EBITDAR (1)	$24,940	$20,155	$4,785	23.7%

Net loss per share attributable to Century Casinos, Inc. shareholders
Basic	$(0.58)	$(0.67)	$0.09	13.4%
Diluted	$(0.58)	$(0.67)	$0.09	13.4%

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” below.

Comparability Impacts

Items impacting comparability of the results include the following:

Weather – Inclement weather negatively impacted revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2026 for all of our North American properties.

Summary of Changes by Reportable Segment

Net operating revenue increased by $6.8 million, or 5.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Following is a breakout of net operating revenue by reportable segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

•US East increased by $1.8 million, or 4.8%.

•US Midwest increased by $2.1 million, or 5.2%.

•US West increased by $0.7 million, or 4.0%.

•Canada increased by $1.8 million, or 10.9%.

•Poland increased by $0.5 million, or 2.3%.

Operating costs and expenses increased by $2.2 million, or 1.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Following is a breakout of operating costs and expenses by reportable segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Corporate and Other is included for reconciliation purposes.

•US East increased by $0.7 million, or 2.0%.

•US Midwest decreased by ($0.2) million, or (0.6%).

•US West remained constant.

•Canada increased by $0.9 million, or 6.8%.

•Poland increased by $0.6 million, or 2.7%.

•Corporate and Other increased by $0.2 million, or 5.6%.

Earnings from operations increased by $4.6 million, or 64.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Following is a breakout of earnings from operations by reportable segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Corporate and Other is included for reconciliation purposes.

•US East increased by $1.1 million, or 243.2%.

•US Midwest increased by $2.2 million, or 23.4%.

•US West loss from operations decreased by $0.7 million, or 25.3%.

•Canada increased by $0.9 million, or 27.2%.

•Poland loss from operations increased by $0.1 million, or 62.4%.

•Corporate and Other loss from operations increased by $0.2 million, or 5.6%.

Net loss attributable to Century Casinos, Inc. shareholders decreased by ($4.1) million, or (19.9%), for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Items deducted from or added to earnings from operations to arrive at net loss attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. Interest expense, primarily from the Goldman Credit Agreement and the Master Lease, negatively impacts net loss attributable to Century Casinos, Inc. shareholders. For a discussion of these items, see “Non-Operating (Expense) Income” and “Taxes” below in this Item 2 and Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

The reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended March 31, 2026
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(5,145)	$4,942	$(3,826)	$548	$(307)	$(12,716)	$(16,504)
Interest income	—	—	—	(48)	(3)	(85)	(136)
Interest expense (2)	6,634	6,818	—	3,502	62	8,931	25,947
Income tax expense	—	49	—	237	407	216	909
Depreciation and amortization	3,897	3,833	3,384	1,203	682	17	13,016
Net earnings (loss) attributable to non-controlling interests	—	—	1,833	41	(154)	—	1,720
Non-cash stock-based compensation	—	—	—	—	—	161	161
(Gain) loss on foreign currency transactions, cost recovery income and other	—	—	—	(4)	(191)	3	(192)
Loss on disposition of fixed assets	4	4	1	1	9	—	19
Adjusted EBITDAR	$5,390	$15,646	$1,392	$5,480	$505	$(3,473)	$24,940

(1)Represents additional business activities including certain other corporate and management operations that are not included in our reportable segments. Information is presented for reconciliation purposes.

(2)See “Non-Operating (Expense) Income –– Interest expense” below for a breakdown of interest expense and “Liquidity and Capital Resources” below for more information on the rent payments related to the Master Lease.

	For the three months ended March 31, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(6,203)	$3,103	$(4,450)	$(61)	$(165)	$(12,837)	$(20,613)
Interest income	—	(8)	—	(94)	(8)	(270)	(380)
Interest expense (2)	6,638	6,480	—	3,301	50	9,568	26,037
Income tax expense	—	—	—	217	89	175	481
Depreciation and amortization	3,802	3,862	3,343	998	370	19	12,394
Net earnings (loss) attributable to non-controlling interests	—	—	1,784	31	(81)	—	1,734
Non-cash stock-based compensation	—	—	—	—	—	290	290
(Gain) loss on foreign currency transactions, cost recovery income and other	—	—	—	(31)	6	(94)	(119)
Loss (gain) on disposition of fixed assets	3	(1)	45	(1)	4	—	50
Pre-opening and termination expenses	—	—	—	—	281	—	281
Adjusted EBITDAR	$4,240	$13,436	$722	$4,360	$546	$(3,149)	$20,155

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

Amounts in thousands	March 31, 2026	March 31, 2025
Total long-term debt, including current portion	$328,601	$328,803
Deferred financing costs	8,085	10,780
Total principal	$336,686	$339,583
Less: Cash and cash equivalents	$59,964	$84,705
Net Debt	$276,722	$254,878

RESULTS OF OPERATIONS – Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

US East
	For the three months
	ended March 31,			%
Amounts in thousands	2026	2025	Change	Change
Gaming revenue	$30,631	$29,197	$1,434	4.9%
Pari-mutuel, sports betting and iGaming revenue	1,110	739	371	50.2%
Hotel revenue	3,209	3,245	(36)	(1.1%)
Food and beverage revenue	3,079	3,064	15	0.5%
Other revenue	901	891	10	1.1%
Net operating revenue	38,930	37,136	1,794	4.8%
Gaming expenses	(21,654)	(21,299)	355	1.7%
Pari-mutuel, sports betting and iGaming expenses	(590)	(455)	135	29.7%
Hotel expenses	(1,260)	(1,327)	(67)	(5.0%)
Food and beverage expenses	(2,190)	(2,163)	27	1.2%
Other expenses	(398)	(421)	(23)	(5.5%)
General and administrative expenses	(7,448)	(7,234)	214	3.0%
Depreciation and amortization	(3,897)	(3,802)	95	2.5%
Total operating costs and expenses	(37,437)	(36,701)	736	2.0%
Earnings from operations	1,493	435	1,058	243.2%

Net loss attributable to Century Casinos, Inc. shareholders	(5,145)	(6,203)	1,058	17.1%
Adjusted EBITDAR	$5,390	$4,240	$1,150	27.1%

The Happy Valley Casino in Pennsylvania opened in late April 2026. This casino, which is 112 miles from Rocky Gap, is expected to increase competition for Rocky Gap and could have a negative impact on our results of operations in Maryland. We believe our marketing efforts to surrounding areas such as Baltimore and Washington, D.C. and the other non-casino amenities that our property offers, such as our golf course, will minimize the potential impact of this competitor on Rocky Gap's performance.

We partner with sports betting operators that conduct sports wagering at our West Virginia location. The agreement provides for a share of net gaming revenue. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue.

Three Months Ended March 31, 2026 and 2025

The following discussion highlights results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Winter weather negatively impacted the properties during the three months ended March 31, 2025. Increased net operating revenue was primarily due to increased gaming revenue at our Rocky Gap property as a result of increased visitation and decreased promotional allowances and increased iGaming revenue at our Mountaineer property. Increased operating costs and expenses were due to increased payroll and gaming-related expenses.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this reportable segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

US Midwest
	For the three months
	ended March 31,			%
Amounts in thousands	2026	2025	Change	Change
Gaming revenue	$37,580	$35,544	$2,036	5.7%
Pari-mutuel, sports betting and iGaming revenue	400	250	150	60.0%
Hotel revenue	1,382	1,320	62	4.7%
Food and beverage revenue	1,745	1,764	(19)	(1.1%)
Other revenue	698	873	(175)	(20.0%)
Net operating revenue	41,805	39,751	2,054	5.2%
Gaming expenses	(14,760)	(14,502)	258	1.8%
Pari-mutuel, sports betting and iGaming expenses	(95)	—	95	100.0%
Hotel expenses	(710)	(679)	31	4.6%
Food and beverage expenses	(1,719)	(1,896)	(177)	(9.3%)
Other expenses	(18)	(44)	(26)	(59.1%)
General and administrative expenses	(8,857)	(9,193)	(336)	(3.7%)
Depreciation and amortization	(3,833)	(3,862)	(29)	(0.8%)
Total operating costs and expenses	(29,992)	(30,176)	(184)	(0.6%)
Earnings from operations	11,813	9,575	2,238	23.4%

Income tax expense	(49)	—	(49)	(100.0%)
Net earnings attributable to Century Casinos, Inc. shareholders	4,942	3,103	1,839	59.3%
Adjusted EBITDAR	$15,646	$13,436	$2,210	16.4%

We partner with sports betting operators that conduct sports wagering in Colorado and Missouri. Each agreement with the sports betting operators provides for a share of net gaming revenue with a minimum revenue guarantee each year. We have partnered with BetMGM to operate a sports book at Cape Girardeau and an online and mobile sports betting application under our license in Missouri. Sports betting began in Missouri on December 1, 2025.

Three Months Ended March 31, 2026 and 2025

The following discussion highlights results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Winter weather negatively impacted the properties during the three months ended March 31, 2025. Increased net operating revenue was primarily due to increased gaming revenue at our Missouri properties from increased visitation. In Cape Girardeau, increased revenue was also attributable to increased food and beverage revenue and sports betting. In Colorado, increased net operating revenue was due to increased gaming revenue at our Cripple Creek property and decreased promotional allowances at our Central City property. Operating costs and expenses decreased primarily due to decreased payroll and insurance costs in Colorado offset by increased gaming-related expenses in Missouri. Payroll expense in Colorado decreased due to the closure of table games in the first quarter of 2025.

A reconciliation of Adjusted EBITDAR to net earnings attributable to Century Casinos, Inc. shareholders for this reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

US West
	For the three months
	ended March 31,			%
Amounts in thousands	2026	2025	Change	Change
Gaming revenue	$5,677	$5,157	$520	10.1%
Pari-mutuel, sports betting and iGaming revenue	6	(2)	8	400.0%
Hotel revenue	5,395	5,015	380	7.6%
Food and beverage revenue	4,648	4,565	83	1.8%
Other revenue	1,341	1,674	(333)	(19.9%)
Net operating revenue	17,067	16,409	658	4.0%
Gaming expenses	(3,053)	(3,100)	(47)	(1.5%)
Hotel expenses	(2,593)	(2,330)	263	11.3%
Food and beverage expenses	(3,910)	(3,942)	(32)	(0.8%)
Other expenses	(584)	(814)	(230)	(28.3%)
General and administrative expenses	(5,535)	(5,546)	(11)	(0.2%)
Depreciation and amortization	(3,384)	(3,343)	41	1.2%
Total operating costs and expenses	(19,059)	(19,075)	(16)	(0.1%)
Loss from operations	(1,992)	(2,666)	674	25.3%

Net earnings attributable to non-controlling interests	(1,833)	(1,784)	(49)	(2.7%)
Net loss attributable to Century Casinos, Inc. shareholders	(3,826)	(4,450)	624	14.0%
Adjusted EBITDAR	$1,392	$722	$670	92.8%

We partner with sports betting operators that conduct sports wagering in Nevada. The agreement provides for a share of net gaming revenue.

Three Months Ended March 31, 2026 and 2025

The following discussion highlights results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Winter weather negatively impacted the Nugget during the three months ended March 31, 2025. Net operating revenue at the Nugget increased primarily due to decreased promotional allowances and increased hotel revenue. Operating costs and expenses remained constant. Net operating revenue trends recently have shown improvement due to adjustments in marketing offers to our customer database.

A reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders for this reportable segment can be found in the “Non-GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Canada
	For the three months
	ended March 31,			%
Amounts in thousands	2026	2025	Change	Change
Gaming revenue	$12,038	$10,780	$1,258	11.7%
Pari-mutuel, sports betting and iGaming revenue	1,902	1,898	4	0.2%
Hotel revenue	147	127	20	15.7%
Food and beverage revenue	2,801	2,488	313	12.6%
Other revenue	1,436	1,223	213	17.4%
Net operating revenue	18,324	16,516	1,808	10.9%
Gaming expenses	(2,515)	(2,261)	254	11.2%
Pari-mutuel, sports betting and iGaming expenses	(3,064)	(3,030)	34	1.1%
Hotel expenses	(69)	(64)	5	7.8%
Food and beverage expenses	(2,574)	(2,370)	204	8.6%
Other expenses	(30)	(29)	1	3.4%
General and administrative expenses	(4,592)	(4,401)	191	4.3%
Depreciation and amortization	(1,203)	(998)	205	20.5%
Total operating costs and expenses	(14,047)	(13,153)	894	6.8%
Earnings from operations	4,277	3,363	914	27.2%

Income tax expense	(237)	(217)	(20)	(9.2%)
Net earnings attributable to non-controlling interests	(41)	(31)	(10)	(32.3%)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	548	(61)	609	998.4%
Adjusted EBITDAR	$5,480	$4,360	$1,120	25.7%

In February 2023, the AGLC, Alberta’s gaming regulatory agency, approved a temporary increase from 15% of slot machine net sales retained by casinos to 17%, which was extended in January 2026 through March 31, 2029.

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

Results in US dollars were impacted by a 4.4% increase in the average exchange rate between the US dollar and Canadian dollar for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The tables below provide results for the Canada reportable segment.

	For the three months
	ended March 31,			%
Amounts in CAD, in millions	2026	2025	Change	Change
Net operating revenue
Canada	25.1	23.7	1.4	5.9%

Operating costs and expenses (1)
Canada	17.6	17.4	0.2	1.1%

	For the three months
	ended March 31,			%
Amounts in USD, in millions	2026	2025	Change	Change
Net operating revenue
Canada	$18.3	$16.5	$1.8	10.9%

Operating costs and expenses (1)
Canada	$12.8	$12.2	$0.6	4.9%

(1)Operating costs and expenses are calculated for this table as total operating costs and expenses less depreciation and amortization.

Three Months Ended March 31, 2026 and 2025

The following discussion highlights results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Explanations below are provided based on CAD results.

Net operating revenue increased due to increased gaming revenue at our St. Albert, Century Downs and Century Mile properties and increased food and beverage revenue at our St. Albert property, offset by decreased pari-mutuel revenue at our Century Downs property. Net operating revenue at our Edmonton property remained relatively constant. Operating costs and expenses remained relatively constant.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this reportable segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Poland
	For the three months
	ended March 31,			%
Amounts in thousands	2026	2025	Change	Change
Gaming revenue	$20,774	$19,988	$786	3.9%
Food and beverage revenue	245	225	20	8.9%
Other revenue	94	418	(324)	(77.5%)
Net operating revenue	21,113	20,631	482	2.3%
Gaming expenses	(13,691)	(13,102)	589	4.5%
Food and beverage expenses	(933)	(993)	(60)	(6.0%)
General and administrative expenses	(5,984)	(6,275)	(291)	(4.6%)
Depreciation and amortization	(682)	(370)	312	84.3%
Total operating costs and expenses	(21,290)	(20,740)	550	2.7%
Loss from operations	(177)	(109)	(68)	(62.4%)

Income tax expense	(407)	(89)	(318)	(357.3%)
Net loss attributable to non-controlling interests	154	81	73	90.1%
Net loss attributable to Century Casinos, Inc. shareholders	(307)	(165)	(142)	(86.1%)
Adjusted EBITDAR	$505	$546	$(41)	(7.5%)

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

Results in US dollars were impacted by a 9.6% increase in the average exchange rate between the US dollar and Polish zloty for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The tables below provide results for the Poland reportable segment.

	For the three months
	ended March 31,			%
Amounts in PLN, in millions	2026	2025	Change	Change
Net operating revenue
Poland	76.5	82.5	(6.0)	(7.3%)

Operating costs and expenses (1)
Poland	74.6	81.5	(6.9)	(8.5%)

	For the three months
	ended March 31,			%
Amounts in USD, in millions	2026	2025	Change	Change
Net operating revenue
Poland	$21.1	$20.6	$0.5	2.3%

Operating costs and expenses (1)
Poland	$20.6	$20.4	$0.2	1.0%

(1)Operating costs and expenses are calculated for this table as total operating costs and expenses less depreciation and amortization.

Three Months Ended March 31, 2026 and 2025

The following discussion highlights results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to the closure of the casino at the Hilton Hotel in Warsaw, which was partially offset by increased revenue at the Warsaw Presidential Hotel, the casino in Katowice and the casinos in Wroclaw. Operating costs and expenses decreased due to decreased gaming-related expenses and decreased payroll and rent expense, primarily due to the closure of the casino at the Hilton Hotel in Warsaw.

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

Corporate and Other
	For the three months
	ended March 31,			%
Amounts in thousands	2026	2025	Change	Change
General and administrative expenses	(3,634)	(3,439)	195	5.7%
Depreciation and amortization	(17)	(19)	(2)	(10.5%)
Total operating costs and expenses	(3,651)	(3,458)	193	5.6%
Loss from operations	(3,651)	(3,458)	(193)	(5.6%)

Income tax expense	(216)	(175)	(41)	(23.4%)
Net loss attributable to Century Casinos, Inc. shareholders	(12,716)	(12,837)	121	0.9%
Adjusted EBITDAR	$(3,473)	$(3,149)	$(324)	(10.3%)

Three Months Ended March 31, 2026 and 2025

The following discussion highlights results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Total operating costs and expenses, including general and administrative expenses, increased primarily due to increased legal and accounting expenses offset by decreased insurance and payroll costs. Net loss attributable to Century Casinos, Inc. shareholders is driven primarily by interest expense under the Goldman Credit Agreement.

Corporate and Other is presented for reconciliation purposes only. A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Non-Operating (Expense) Income

Non-operating (expense) income was as follows:

	For the three months
	ended March 31,			%
Amounts in thousands	2026	2025	$ Change	Change
Interest income	$136	$380	$(244)	(64.2%)
Interest expense	(25,947)	(26,037)	90	0.3%
Gain on foreign currency transactions, cost recovery income and other	173	119	54	45.4%
Non-operating (expense) income	$(25,638)	$(25,538)	$(100)	(0.4%)

Interest income

Interest income is primarily related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the borrowings under our Goldman Credit Agreement, the UniCredit Term Loan, the CPL Credit Facility, the CPL Credit Agreement, our financing obligation under the Master Lease with VICI PropCo, deferred financing costs and our finance lease agreements. Interest expense in the US East, US Midwest and Canada reportable segments primarily relates to the Master Lease. Interest expense in Corporate and Other primarily relates to the Goldman Credit Agreement.

A breakdown of interest expense is below.

	For the three months
	ended March 31,
Amounts in thousands	2026	2025
Interest expense - credit agreements	$8,155	$8,792
Interest expense - VICI PropCo financing obligation	16,940	16,402
Interest expense - deferred financing costs	674	674
Interest expense - miscellaneous	178	169
Total interest expense	$25,947	$26,037

Gain on foreign currency transactions, cost recovery income and other

Cost recovery income relates to infrastructure built during the development of the Century Downs REC project. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. The distribution to CDR’s non-controlling shareholders is part of an agreement between CRM and CDR. There was no cost recovery income received by CDR for the three months ended March 31, 2026 and 2025.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2026, we recognized income tax expense of $0.9 million on pre-tax loss of ($13.9) million, representing an effective income tax rate of (6.6%) compared to an income tax expense of $0.5 million on pre-tax loss of ($18.4) million, representing an effective income tax rate of (2.6%) for the same period in 2025. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings, other debt or equity financing activities or funding arrangements with third-party partners such as VICI PropCo in connection with our casino project in Caruthersville.

Cash Flows – Summary

Our cash flows, cash, cash equivalents and restricted cash, and working capital consisted of the following:

	For the three months
	ended March 31,
Amounts in thousands	2026	2025
Net cash used in operating activities	$(1,252)	$(4,624)
Net cash used in investing activities	(2,692)	(7,356)
Net cash used in financing activities	(3,327)	(2,239)

	As of March 31,
Amounts in thousands	2026	2025
Cash, cash equivalents and restricted cash (1)	$60,264	$84,986
Working capital (2)	$17,393	$36,450

(1)Cash, cash equivalents and restricted cash as of March 31, 2025 included $1.9 million of cash previously funded by VICI PropCo that had not been spent on our Caruthersville project as of such date.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 consisted of $0.4 million in slot machines and gaming-related purchases for our US properties, $0.1 million to add a sportsbook at Century Downs in Canada, $0.8 million to renovate the new Wroclaw casino in Poland, and $1.4 million in other fixed asset additions at our properties.

Net cash used in investing activities for the three months ended March 31, 2025 consisted of $0.7 million for a casino license in Poland, $0.7 million in slot machines and gaming-related purchases for our US properties, $0.6 million for exterior renovations at our Cripple Creek property in Colorado, $0.9 million in exterior renovations at Mountaineer in West Virginia, $0.8 million for our casino project in Caruthersville, $2.0 million in elevator upgrades at the Nugget in Nevada, $0.3 million in racing related updates at Century Downs and $0.3 million in exterior renovations at St. Albert in Canada, and $1.2 million in other fixed asset additions at our properties, offset by less than $0.1 million in proceeds from the disposal of assets.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 consisted of $2.0 million in distributions to non-controlling interests, $0.4 million to repurchase and retire shares of our common stock and $0.9 million of principal payments net of proceeds from borrowings.

Net cash used in financing activities for the three months ended March 31, 2025 consisted of $1.9 million in distributions to non-controlling interests and $0.3 million principal payments net of proceeds from borrowings.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of March 31, 2026, our total debt under bank borrowings and other agreements, net of $8.1 million related to deferred financing costs, was $328.6 million, of which $321.6 million was long-term debt and $7.0 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement, CPL Credit Facility, and the CPL Credit Agreement. Our Goldman Credit Agreement provides for a $350.0 million Term Loan, drawn in April 2022, and a $30.0 million Revolving Facility. No amounts are currently outstanding under the Revolving Facility. The CPL Credit Facility is a PLN 15.0 million ($4.0 million based on the exchange rate in effect on March 31, 2026) line of credit available through June 2026. We intend to repay the CPL Credit Facility and the current portion of our other debt obligations with available cash. If opportunities to repurchase debt at a discount are offered, as occurred in February 2024, we may undertake such repurchases. We also may seek to refinance our debt if market conditions allow. For a description of our debt agreements, see Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $276.7 million as of March 31, 2026 compared to $254.9 million as of March 31, 2025. The increase in net debt is primarily due to decreased cash. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures Definitions and Calculations – Net Debt” above.

The following table lists the amount of 2026 maturities of our debt as of March 31, 2026:

Amounts in thousands
Goldman Term Loan (1)	CPL Credit Agreement	CPL Credit Facility (2)	Total
$2,625	$195	$3,199	$6,019

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

As of March 31, 2026, estimated cash payments due under the Master Lease for the remainder of 2026 are $49.1 million, which includes a CPI increase and a portion of the deferred Caruthersville rent increase being repaid through May 2026. Cash payments to the non-controlling interests under the lease between Smooth Bourbon and the Nugget (the “Nugget Lease”) for 2026 are estimated to be $6.1 million.

The following table details cash payments under the Master Lease and 50% of the cash payments under the Nugget Lease for the three months ended March 31, 2026 and three months ended March 31, 2025.

	For the three months ended
	March 31,
Amounts in thousands	2026	2025
Master Lease	$18,075	$14,327
Nugget Lease (1)	2,005	1,913

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

The following table lists the amount of remaining 2026 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$5,252	$260

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

The Plan announced May 14, 2025 expired by its terms on July 31, 2025, and the Plan announced August 11, 2025 expired by its terms on December 31, 2025. Our current Plan was announced on January 2, 2026. The current Plan authorizes the repurchase of up to $1.5 million of shares of our outstanding common stock and expires by its terms on May 10, 2026. During the three months ended March 31, 2026, we repurchased and retired 275,673 shares of our common stock for $0.4 million on the open market under the Plan. We intend to engage in additional stock repurchases through our current Plan that expires in May 2026 and also may undertake additional stock repurchases in the future. See Part II, Item 2 of this report for additional details.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of March 31, 2026, we had $60.0 million in cash and cash equivalents compared to $68.9 million in cash and cash equivalents at December 31, 2025. Financing activities of $3.3 million and investing activities of $2.7 million contributed to the decrease in cash and cash equivalents as discussed in “Financing Activities” and “Investing Activities” above. Remaining capital expenditures for 2026 are estimated to be approximately $11.6 million.

A substantial portion of our operating cash flow also is used to fund our debt repayments and lease payments as described in “Borrowings and Repayments of Long-Term Debt and Lease Agreements” above. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. If we have aggregate outstanding revolving loans, swingline loans, and letters of credit under the Goldman Credit Agreement greater than $10.5 million as of the last day of any fiscal quarter, we are required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. We had no outstanding revolving loans, swingline loans, or letters of credit as of March 31, 2026, and therefore the Consolidated First Lien Net Leverage Ratio requirement did not apply. As of March 31, 2026, we had $30.0 million available on our Revolving Facility. See Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

We may be required to raise additional capital to address our liquidity and capital needs. We have a shelf registration statement with the SEC that became effective in June 2023 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities. We intend to renew the shelf registration statement in 2026.

If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks, sale and leaseback transactions of property we own or acquire, or other debt financings or refinancings or equity financings to supplement our working capital and investing requirements. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the financing markets, the availability of sufficient amounts of financing, our financial performance and prospects and our credit ratings. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders. The failure to raise the funds necessary to fund our debt service and rent obligations and finance our operations and other capital requirements could have a material and adverse effect on our business, financial condition and liquidity.

We estimate that approximately $23.2 million of our total $60.0 million in cash and cash equivalents at March 31, 2026 is held by our foreign subsidiaries, of which $14.0 million, including $8.3 million in casino cash, is held by our Canadian subsidiaries, $3.9 million, including $3.6 million in casino cash, is held by our Poland subsidiary, and the remaining $5.3 million is held by our foreign corporate subsidiaries. The cash and cash equivalents held by our foreign subsidiaries are not available to fund US operations unless repatriated. We expect to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

Critical Accounting Estimates

As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the period covered by this report. Based on such evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weakness described in "Material Weakness" below.

Material Weakness

We concluded that our internal control over financial reporting was not effective as of December 31, 2024 and that a material weakness existed. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in our internal control over financial reporting as of December 31, 2024: We did not adequately design, implement and maintain effective controls to timely review certain key inputs and assumptions used in the performance of impairment testing and related disclosures.

Remediation plan for material weakness

With the oversight of the Audit Committee of the Board, management is in the process of developing a detailed remediation plan to address the material weakness. Elements of the plan include the design and implementation of review attributes of the carrying value of invested capital at an increased level of precision of the calculation and additional reviews around assumptions used in the performance impairment testing. While we are devoting significant time and attention to these remediation efforts, the material weakness will not be considered remediated until management completes the design and implementation of the actions described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 6 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our Board approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our Board approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $10.4 million remaining as of March 31, 2026.

Beginning in May 2025, we announced the Plans for the purpose of repurchasing shares of our outstanding common stock in accordance with the share repurchase program previously authorized by the Board. The Plans are intended to comply with Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2026, there were no repurchases under our repurchase program outside of the Plans. The current 10b5-1 trading plan expires on May 10, 2026.

The table below details the repurchases made under the Plans during the fiscal quarter ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans	Approximate dollar amount that may yet be purchased under the plan (in millions) ($)
Plan Adopted January 1, 2026
January 2026	62,727	1.45	62,727	1.4
February 2026	39,380	1.52	39,380	1.3
March 2026	173,566	1.44	173,566	1.1
Total	275,673	1.45	275,673

Item 5. Other Information

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2026.

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

Date: May 7, 2026