Form 10-Q
period 2026-06-30
CENTURY CASINOS INC /CO/
filed 2026-08-07
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

28,137,692 shares of common stock, $0.01 par value per share, were outstanding as of August 4, 2026.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2026	2025
Amounts in thousands, except for share and per share information	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60,179	$68,921
Receivables, net	13,171	11,959
Prepaid expenses	14,621	18,667
Inventories	3,483	3,482
Other current assets	1,193	1,043
Total Current Assets	92,647	104,072

Property and equipment, net	882,052	902,756
Operating lease right-of-use assets, net	29,364	32,753
Goodwill	10,377	10,836
Intangible assets, net	72,431	77,583
Deferred income tax assets	16,745	17,681
Deposits and other	1,588	1,590
Total Assets	$1,105,204	$1,147,271

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$7,704	$7,558
Current portion of operating lease liabilities	5,227	5,155
Current portion of finance lease liabilities	278	330
Accounts payable	9,740	15,965
Accrued liabilities	31,713	27,738
Accrued payroll	15,169	14,648
Taxes payable	7,802	8,386
Total Current Liabilities	77,633	79,780

Long-term debt, net of current portion and deferred financing costs	321,370	321,373
Long-term financing obligation to VICI Properties, Inc. subsidiaries	708,048	715,749
Operating lease liabilities, net of current portion	27,676	31,093
Finance lease liabilities, net of current portion	343	499
Taxes payable and other	730	795
Deferred income tax liabilities	4,950	4,764
Total Liabilities	1,140,750	1,154,053

Commitments and Contingencies (Note 6)

(Deficit) Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 28,133,538 and 28,730,648 shares issued and outstanding	281	287
Additional paid-in capital	120,536	121,055
Accumulated deficit	(233,364)	(205,950)
Accumulated other comprehensive loss	(13,124)	(13,089)
Total Century Casinos, Inc. Shareholders' (Deficit) Equity	(125,671)	(97,697)
Non-controlling interests	90,125	90,915
Total (Deficit) Equity	(35,546)	(6,782)
Total Liabilities and (Deficit) Equity	$1,105,204	$1,147,271

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2026	2025	2026	2025
Operating revenue:
Gaming	$109,412	$111,070	$216,111	$211,736
Pari-mutuel, sports betting and iGaming	5,996	5,071	9,415	7,956
Hotel	15,198	14,061	25,331	23,768
Food and beverage	13,348	13,505	25,866	25,611
Other	8,041	7,111	12,511	12,190
Net operating revenue	151,995	150,818	289,234	281,261
Operating costs and expenses:
Gaming	57,376	58,851	113,049	113,115
Pari-mutuel, sports betting and iGaming	6,744	6,203	10,493	9,688
Hotel	5,537	5,078	10,169	9,478
Food and beverage	11,557	12,168	22,883	23,531
Other	3,760	3,396	4,790	4,704
General and administrative	36,827	35,704	72,878	71,794
Depreciation and amortization	13,014	12,843	26,031	25,236
Total operating costs and expenses	134,815	134,243	260,293	257,546
Earnings from operations	17,180	16,575	28,941	23,715
Non-operating (expense) income:
Interest income	85	273	221	653
Interest expense	(25,937)	(26,211)	(51,882)	(52,247)
(Loss) gain on foreign currency transactions, cost recovery income and other (Note 1)	(8)	1,040	165	1,159
Non-operating (expense) income, net	(25,860)	(24,898)	(51,496)	(50,435)
Loss before income taxes	(8,680)	(8,323)	(22,555)	(26,720)
Income tax expense	(625)	(1,250)	(1,534)	(1,732)
Net loss	(9,305)	(9,573)	(24,089)	(28,452)
Net earnings attributable to non-controlling interests	(1,605)	(2,736)	(3,325)	(4,470)
Net loss attributable to Century Casinos, Inc. shareholders	$(10,910)	$(12,309)	$(27,414)	$(32,922)

Loss per share attributable to Century Casinos, Inc. shareholders:
Basic	$(0.39)	$(0.40)	$(0.96)	$(1.08)
Diluted	$(0.39)	$(0.40)	$(0.96)	$(1.08)
Weighted average shares outstanding - basic	28,195	30,565	28,413	30,624
Weighted average shares outstanding - diluted	28,195	30,565	28,413	30,624

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2026	2025	2026	2025
Net loss	$(9,305)	$(9,573)	$(24,089)	$(28,452)

Other comprehensive income (loss)
Foreign currency translation adjustments, before and after tax	321	705	(146)	1,792
Other comprehensive income (loss)	321	705	(146)	1,792
Comprehensive loss	$(8,984)	$(8,868)	$(24,235)	$(26,660)

Comprehensive loss attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(1,605)	(2,736)	(3,325)	(4,470)
Foreign currency translation adjustments	(68)	(210)	111	(591)
Comprehensive loss attributable to Century Casinos, Inc. shareholders	$(10,657)	$(11,814)	$(27,449)	$(31,721)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for share information	2026	2025	2026	2025
Common Stock
Balance, beginning of period	$285	$307	$287	$307
Common stock repurchases	(4)	(4)	(6)	(4)
Balance, end of period	281	303	281	303

Additional Paid-in Capital
Balance, beginning of period	$120,804	$124,212	$121,055	$123,922
Stock-based compensation	211	196	372	486
Common stock repurchases (including incremental costs)	(479)	(954)	(891)	(954)
Balance, end of period	120,536	123,454	120,536	123,454

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(13,377)	$(13,720)	$(13,089)	$(14,426)
Foreign currency translation adjustment	253	495	(35)	1,201
Balance, end of period	(13,124)	(13,225)	(13,124)	(13,225)

Accumulated Deficit
Balance, beginning of period	$(222,454)	$(165,147)	$(205,950)	$(144,534)
Net loss attributable to Century Casinos, Inc. shareholders	(10,910)	(12,309)	(27,414)	(32,922)
Balance, end of period	(233,364)	(177,456)	(233,364)	(177,456)

Total Century Casinos, Inc. Shareholders' (Deficit) Equity	$(125,671)	$(66,924)	$(125,671)	$(66,924)

Non-controlling Interests
Balance, beginning of period	$90,449	$91,489	$90,915	$91,304
Net earnings attributable to non-controlling interests	1,605	2,736	3,325	4,470
Foreign currency translation adjustment	68	210	(111)	591
Distributions to non-controlling interests	(1,997)	(2,743)	(4,004)	(4,673)
Balance, end of period	90,125	91,692	90,125	91,692

Total (Deficit) Equity	$(35,546)	$24,768	$(35,546)	$24,768

Common shares issued	—	—	7,317	—
Common shares repurchased and retired	(328,754)	(428,734)	(604,427)	(428,734)

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2026	2025
Cash Flows from Operating Activities:
Net loss	$(24,089)	$(28,452)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	26,031	25,236
Operating lease expense	3,443	3,730
Paid in kind interest on financing obligation	1,079	4,179
Noncash amortization of prepaid insurance	4,744	—
Loss on disposition of fixed assets	41	84
Stock-based compensation expense	372	486
Amortization of deferred financing costs and discount on notes receivable	1,347	1,381
Deferred taxes	(382)	(892)
Changes in Operating Assets and Liabilities:
Receivables, net	(1,335)	(2,063)
Prepaid expenses and other assets	(2,121)	3,645
Accounts payable	(4,482)	(9,066)
Accrued liabilities and other long-term liabilities	1,853	4,805
Inventories	(27)	90
Accrued payroll	430	377
Taxes payable	410	3,118
Net cash provided by operating activities	7,314	6,658

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,831)	(12,498)
Notes receivable proceeds	—	160
Purchase of intangible assets - casino license	—	(677)
Proceeds from disposition of assets	—	33
Net cash used in investing activities	(5,831)	(12,982)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	1,393	1,000
Principal payments of long-term debt and finance leases	(2,514)	(3,245)
Proceeds from insurance financing	1,280	—
Repayments of insurance financing	(4,556)	—
Distributions to non-controlling interests	(4,004)	(4,673)
Common shares repurchased and retired	(888)	(949)
Net cash used in financing activities	(9,289)	(7,867)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(942)	$985

Decrease in Cash, Cash Equivalents and Restricted Cash	$(8,748)	$(13,206)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$69,218	$99,013
Cash, Cash Equivalents and Restricted Cash at End of Period	$60,470	$85,807

Supplemental Disclosure of Cash Flow Information:
Interest paid	$52,464	$47,344
Income taxes paid (net of refunds received)	$1,349	$453
Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,536	$3,059

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (the “Company”) is a casino entertainment company with operations primarily in North America. The Company’s operations as of June 30, 2026 are detailed below.

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

The Company has a controlling financial interest through its wholly-owned subsidiary Century Resorts Management GmbH (“CRM”) in the following majority-owned subsidiaries:

•The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL owns and operates casinos throughout Poland. As of June 30, 2026, CPL operated six casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest. See Note 3 for additional information regarding CPL’s gaming licenses and casinos.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current presentation in the condensed consolidated financial statements and the accompanying notes thereto. During the quarter ended June 30, 2026, the Company determined that the statement of cashflows presentation of insurance premium financing within operating activities was incorrect in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2026. The immaterial errors were corrected in the presentation for the six months ended June 30, 2026.

Cash and Cash Equivalents and Restricted Cash – A reconciliation of cash and cash equivalents and restricted cash as stated in the Company’s condensed consolidated statements of cash flows is presented in the following table:

	June 30,	December 31,
Amounts in thousands	2026	2025
Cash and cash equivalents	$60,179	$68,921
Restricted cash included in deposits and other	291	297
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$60,470	$69,218

The Company had term deposits of $4.0 million and $10.0 million in cash equivalents as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet. As of December 31, 2025, the Company had $0.2 million related to payments of prizes and giveaways for Casinos Poland and $0.1 million related to an insurance policy in restricted cash included in deposits and other on its condensed consolidated balance sheet.

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

The exchange rates to the US dollar used to translate balances at the end of the reported periods are as follows:

	As of June 30,	As of December 31,
Ending Rates	2026	2025
Canadian dollar (CAD)	1.4236	1.3700
Euros (EUR)	0.8784	0.8519
Polish zloty (PLN)	3.7682	3.5993

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2026	2025	% Change	2026	2025	% Change
Canadian dollar (CAD)	1.3843	1.3843	0.0%	1.3778	1.4096	2.3%
Euros (EUR)	0.8603	0.8816	2.4%	0.8573	0.9166	6.5%
Polish zloty (PLN)	3.6565	3.7569	2.7%	3.6364	3.8787	6.2%
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

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. The reportable segments with goodwill balances as of June 30, 2026 included Canada and Poland. For the quantitative goodwill impairment test, the current fair value of each reporting unit with goodwill balances is estimated using a combination of (i) the income approach using the discounted cash flow method for projected revenue, EBITDA and working capital, (ii) the market approach observing the price at which comparable companies or shares of comparable companies are bought or sold, and (iii) fair value measurements using either quoted market price or an estimate of fair value using a present value technique. The cost approach, estimating the cost of reproduction or replacement of an asset, was considered but not used because it does not adequately capture an operating company’s intangible value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company will recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. The impairment analysis requires management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material. During the 2025 annual impairment testing, the Company performed a qualitative goodwill impairment test of each reporting unit with goodwill balances using a combination of (i) actual results compared to previously forecast estimates and (ii) analysis of the markets in which the casinos operate.

Changes in the carrying amount of goodwill are as follows:

Amounts in thousands	Canada	Poland	Total
Gross Carrying Value
As of January 1, 2026	$7,100	$7,111	$14,211
Currency translation	(140)	(319)	(459)
As of June 30, 2026	6,960	6,792	13,752

Accumulated impairment losses
As of January 1, 2026	$(3,375)	$—	$(3,375)
As of June 30, 2026	(3,375)	—	(3,375)

Net carrying value
At January 1, 2026	$3,725	$7,111	$10,836
At June 30, 2026	3,585	6,792	10,377

Intangible Assets

The Company tests its indefinite-lived intangible assets as of October 1 each year, or more frequently as circumstances indicate it is necessary. The fair value is determined primarily using the multi-period excess earnings methodology and the relief from royalty method under the income approach. During the 2025 annual impairment testing, the Company performed a qualitative impairment test of each reporting unit with indefinite-lived intangible assets using a combination of (i) actual results compared to previously forecast estimates and (ii) analysis of the markets in which the casinos operate. The Company evaluates its finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by recording an impairment charge.

Intangible assets at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2026	2025
Finite-lived
Casino licenses	$3,616	$3,788
Less: accumulated amortization	(1,416)	(1,167)
	2,200	2,621
Trademarks	16,718	16,718
Less: accumulated amortization	(6,005)	(5,173)
	10,713	11,545
Player's club lists	59,253	59,253
Less: accumulated amortization	(31,245)	(27,846)
	28,008	31,407
Total finite-lived intangible assets, net	40,921	45,573
Indefinite-lived
Casino licenses	29,783	30,206
Trademarks	1,727	1,804
Total indefinite-lived intangible assets	31,510	32,010
Total intangible assets, net	$72,431	$77,583

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

Changes in the carrying amount of the finite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2026	Amortization	Balance at June 30, 2026
US East	$5,625	$(428)	$5,197
US West	5,920	(404)	5,516
Total	$11,545	$(832)	$10,713

As of June 30, 2026, estimated amortization expense of the finite-lived trademarks over the next five years and thereafter was as follows:

Amounts in thousands
2026	$833
2027	1,665
2028	1,665
2029	1,645
2030	1,428
Thereafter	3,477
Total	$10,713

Trademark amortization expense was $0.4 million for each of the three months ended June 30, 2026 and 2025 and $0.8 million for each of the six months ended June 30, 2026 and 2025. The weighted-average amortization period of the finite-lived trademarks is 5.8 years.

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

Changes in the carrying amount of the indefinite-lived trademarks are as follows:

Amounts in thousands	Balance at January 1, 2026	Currency translation	Balance at June 30, 2026
Poland	$1,696	$(77)	$1,619
Corporate and Other	108	—	108
Total	$1,804	$(77)	$1,727

Casino Licenses: Finite-Lived

As of June 30, 2026, Casinos Poland had six casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives.

Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Balance at January 1, 2026	Amortization	Currency translation	Balance at June 30, 2026
Poland	$2,621	$(312)	$(109)	$2,200

As of June 30, 2026, estimated amortization expense for the CPL casino licenses over the next five years and thereafter was as follows:

Amounts in thousands
2026	$301
2027	603
2028	562
2029	521
2030	185
Thereafter	28
Total	$2,200

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. Casino license amortization expense was $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million for each of the six months ended June 30, 2026 and 2025. The weighted average period before the next license expiration is 3.8 years. In Poland, casino gaming licenses are granted for a term of six years and are not renewable. Before a gaming license expires for a particular city, there is a public notification of an available license and any gaming company can apply for the license for that city. Although the Company applies for the new license prior to the expiration of the current license, there is no guarantee a new license will be awarded prior to the expiration of the current license or at all. Casinos Poland was awarded a second license in the city of Wroclaw in March 2025 and opened the casino in February 2026.

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

Amounts in thousands	Balance at January 1, 2026	Currency translation	Balance at June 30, 2026
US East	$7,009	$—	$7,009
US Midwest	10,953	—	10,953
US West	1,000	—	1,000
Canada	11,244	(423)	10,821
Total	$30,206	$(423)	$29,783

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

Amounts in thousands	Balance at January 1, 2026	Amortization	Balance at June 30, 2026
US East	$14,003	$(1,444)	$12,559
US Midwest	1,586	(865)	721
US West	15,818	(1,090)	14,728
Total	$31,407	$(3,399)	$28,008

As of June 30, 2026, estimated amortization expense for the player’s club lists over the next five years and thereafter was as follows:

Amounts in thousands
2026	$3,157
2027	3,888
2028	3,888
2029	3,888
2030	3,888
Thereafter	9,299
Total	$28,008

Player’s club amortization expense was $1.7 million for each of the three months ended June 30, 2026 and 2025 and $3.4 million for each of the six months ended June 30, 2026 and 2025. The weighted-average amortization period for the player’s club lists is 3.0 years.

4. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2026 and December 31, 2025 consisted of the following:

Amounts in thousands	June 30, 2026		December 31, 2025
Goldman Term Loan	$331,634	9.83%	$333,384	10.48%
CPL Credit Agreement	906	5.85%	526	6.04%
CPL Credit Facility	3,945	5.68%	3,780	7.00%
Total principal	$336,485	9.77%	$337,690	10.44%
Deferred financing costs	(7,411)		(8,759)
Total long-term debt	$329,074		$328,931
Less: current portion	(7,704)		(7,558)
Long-term portion	$321,370		$321,373

Goldman Credit Agreement

On April 1, 2022, the Company entered into the Goldman Credit Agreement by and among the Company, as borrower, the subsidiary guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Bank USA and BOFA Securities, Inc., as joint lead arrangers and joint bookrunners, and the Lenders and L/C Lenders party thereto. The Goldman Credit Agreement provides for the $350.0 million Goldman Term Loan and a $30.0 million Revolving Facility. As of June 30, 2026, the outstanding balance of the Goldman Term Loan was $331.6 million and the Company had $30.0 million available to borrow on the Revolving Facility. The Company used the Goldman Term Loan to fund the acquisition of the Nugget, for the repayment of approximately $166.2 million outstanding under a prior credit facility and for related fees and expenses.

The Goldman Term Loan matures on April 1, 2029, and the Revolving Facility matures on April 1, 2027. The Revolving Facility includes up to $10.0 million available for the issuance of letters of credit. The Goldman Term Loan requires scheduled quarterly payments of $875,000 equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity.

Borrowings under the Goldman Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) the Adjusted Term SOFR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “SOFR Loan”), or (b) the ABR (as defined in the Goldman Credit Agreement), plus an applicable margin (each loan, being a “ABR Loan”). The applicable margin for the Goldman Term Loan is 6.00% per annum with respect to SOFR Loans and 5.00% per annum with respect to ABR Loans. For the six months ended June 30, 2026 and 2025, the weighted average interest rates under the Goldman Term Loan were 9.83% and 10.49%, respectively. The applicable margin for loans under the Revolving Facility (“Revolving Loans”) is (1) so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Goldman Credit Agreement) of the Company is greater than 2.75 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.25% per annum, and for Revolving Loans that are ABR Loans will be 4.25% per annum; (2) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.75 to 1.00 but greater than 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 5.00% per annum, and for Revolving Loans that are ABR Loans will be 4.00% per annum; and (3) so long as the Consolidated First Lien Net Leverage Ratio of the Company is less than or equal to 2.25 to 1.00, the applicable margin for Revolving Loans that are SOFR Loans will be 4.75% per annum, and for Revolving Loans that are ABR Loans will be 3.75% per annum.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments under the Revolving Facility at a per annum rate of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Company’s Consolidated First Lien Net Leverage Ratio. The Company is also required to pay letter of credit fees equal to the applicable margin then in effect for SOFR Loans that are Revolving Loans multiplied by the average daily maximum aggregate amount available to be drawn under all letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the face amount of such letter of credit. The Company is also required to pay customary agency fees. Fees related to the Goldman Credit Agreement of $0.1 million were recorded as interest expense in the condensed consolidated statements of loss for each of the three and six months ended June 30, 2026 and 2025.

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

The Goldman Credit Agreement provides that the Goldman Term Loan may be prepaid without a premium or penalties. There were no prepayments for the three and six months ended June 30, 2026.

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

The Goldman Credit Agreement contains customary representations and warranties, affirmative, negative and financial covenants, and events of default. All future borrowings under the Goldman Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties. If the Company has aggregate outstanding revolving loans, swingline loans, and letters of credit greater than $10.5 million as of the last day of any fiscal quarter, it is required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. The Company had no outstanding revolving loans, swingline loans, or letters of credit as of June 30, 2026, and therefore the Consolidated First Lien Net Leverage Ratio requirement did not apply.

Deferred financing costs consist of the Company’s costs related to financings. Amortization expenses relating to the Goldman Credit Agreement were $0.7 million for each of the three months ended June 30, 2026 and 2025 and $1.3 million for each of the six months ended June 30, 2026 and 2025. These costs are included in interest expense in the condensed consolidated statements of loss for the three and six months ended June 30, 2026 and 2025.

On April 29, 2026, the Company and Brigade Capital Management, LP (“Brigade”) entered into a letter agreement (the “Side Letter Agreement”) and a nomination and standstill agreement (the “Nomination Agreement”). Pursuant to the Nomination Agreement, Mitchell Etess was appointed to the Company’s Board of Directors (the “Board”) and was approved as a Class II director of the Board at the 2026 annual meeting of stockholders. The Nomination Agreement provides that Brigade will not, subject to certain limited exceptions, make a business combination or purchase proposal for the Company or take any action in support of or make any public proposal with respect to controlling or influencing the Company’s management, the Board, or the Company’s policies or purchase any of the Company’s common stock. The standstill provisions of the Nomination Agreement have a term of nine months or a potentially earlier date, subject to certain terms and conditions. The Side Letter Agreement provides that, if the Company conducts an auction to purchase term loans issued under the Goldman Credit Agreement, Brigade and certain of its affiliates will, subject to certain terms and conditions, tender up to $50 million principal amount of term loans at a specified discount to par in a “Dutch auction” conducted in accordance with the Goldman Credit Agreement. There is no assurance that the Company will conduct any such auction or, if it does conduct an auction, that the auction will be successful.

Casinos Poland Credit Facility and Credit Agreement

As of June 30, 2026, CPL had a short-term line of credit (the “CPL Credit Facility”) with mBank S.A. (“mBank”) used to finance current operations. The CPL Credit Facility was amended on June 19, 2026 to extend the line of credit borrowing capacity of PLN 15.0 million through June 25, 2027. The CPL Credit Facility bears an interest rate of overnight WIBOR plus 2.00%. For the six months ended June 30, 2026 and 2025, the weighted average interest rates under the CPL Credit Facility were 5.68% and 7.39%, respectively. As of June 30, 2026, the CPL Credit Facility had an outstanding balance of PLN 14.9 million ($3.9 million based on the exchange rate in effect on June 30, 2026) and PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2026) was available for additional borrowing. The CPL Credit Facility is secured by a building owned by CPL in Warsaw. The CPL Credit Facility contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the CPL Credit Facility as of June 30, 2026. The violation of the covenant allows the lender to increase the interest rate by 0.50% until the covenants are met again but does not result in an acceleration of the loan.

As of June 30, 2026, CPL also had a credit agreement with mBank (the “CPL Credit Agreement”) that was used to construct the casino at the Company’s second location in Wroclaw. The CPL Credit Agreement was amended in February 2026 to update the maximum borrowing amount to PLN 3.9 million. The CPL Credit Agreement bears an interest rate of 1-month WIBOR plus 2.00%. For the six months ended June 30, 2026, the weighted average interest rate under the CPL Credit Facility was 5.85%. The CPL Credit Agreement has a four year term through December 2029. As of June 30, 2026, the CPL Credit Agreement had an outstanding balance of PLN 3.4 million ($0.9 million based on the exchange rate in effect on June 30, 2026) and CPL had no further borrowings available. The CPL Credit Agreement is secured by a building owned by CPL in Warsaw. The CPL Credit Agreement contains a number of covenants applicable to CPL, including covenants that require CPL to maintain certain liquidity and liability to asset ratios. CPL was not in compliance with all applicable financial covenants under the CPL Credit Agreement as of June 30, 2026. The violation of the covenant allows the lender to increase the interest rate by 0.50% but will not result in an acceleration of the loan. The CPL Credit Agreement can be prepaid with a 2.5% penalty on the outstanding principal balance.

Under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.3 million based on the exchange rate in effect on June 30, 2026). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 1.7 million ($0.4 million based on the exchange rate in effect on June 30, 2026) with mBank and will terminate in January 2031 and September 2030, respectively. CPL also is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.8 million ($0.2 million based on the exchange rate in effect on June 30, 2026) in deposits for this purpose as of June 30, 2026. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Resorts Management

CRM previously had a EUR 6.0 million term loan with UniCredit Bank Austria AG (the “UniCredit Term Loan”). The UniCredit Term Loan was paid in full in December 2025 and bore an interest rate of 2.875%.

As of June 30, 2026, scheduled repayments related to long-term debt were as follows:

Amounts in thousands	Goldman Term Loan	CPL Credit Agreement	CPL Credit Facility (1)	Total
2026	$1,750	$129	$3,945	$5,824
2027	3,500	259	—	3,759
2028	3,500	259	—	3,759
2029	322,884	259	—	323,143
Thereafter	—	—	—	—
Total	$331,634	$906	$3,945	$336,485

(1)The CPL Credit Facility line of credit is available through June 2027. There is no set repayment schedule for the line of credit. The Company has included the balance in 2026 based on the planned repayment schedule.

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

The Master Lease has been modified as follows:

•In December 2022, an amendment provided for (i) modifications with respect to certain project work to be done by the Company related to Century Casino Caruthersville, (ii) modifications to rent under the Master Lease to provide for an increase in initial annualized rent of approximately $4.2 million, the cash payments for which were deferred for a period of 12 months after the completion of the project, and (iii) other related modifications. The Company elected to defer the cash payments related to the increase in initial annualized rent for 12 months. The deferred cash payments were repaid between December 2025 and May 2026.

•In July 2023, an amendment (i) added Rocky Gap to the Master Lease, (ii) increased initial annualized rent by approximately $15.5 million and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

•In September 2023, an amendment (i) added the Century Canadian properties to the Master Lease, (ii) increased initial annualized rent by approximately CAD 17.3 million ($12.2 million based on the exchange rate on June 30, 2026) and (iii) extended the initial Master Lease term for 15 years from the date of the amendment (subject to the four existing five year renewal options).

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

The rent under the Master Lease currently escalates at the greater of either 1.25% (the “Base Rent Escalator”) or the increase in the Consumer Price Index (“CPI”). The CPI rent escalator for the Century Canadian properties is capped at 2.5%. The Base Rent Escalator is subject to adjustment from and after the sixth year of the Master Lease if the Minimum Rent Coverage Ratio (as defined in the Master Lease) is not satisfied. Cash rent payments adjusted for CPI for the remainder of the year ending December 31, 2026 are estimated to be $31.7 million.

The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the Master Lease, including the Base Rent Escalator of 1.25%. The estimated future payments shown below are not adjusted for increases based on the CPI.

Amounts in thousands
2026	$29,699
2027	60,141
2028	60,893
2029	61,654
2030	62,425
Thereafter	2,081,338
Total payments	2,356,150
Residual value	20,116
Less: imputed interest	(1,668,218)
Total	$708,048

Total payments and interest expense related to the Master Lease for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2026	2025	2026	2025
Payments made per Master Lease	$16,389	$13,671	$33,476	$27,266
CPI increase	987	733	1,975	1,465
Total payments made including CPI increase	17,376	14,404	35,451	28,731

Cash paid for principal (1)	$—	$—	$—	$—
Cash paid for interest (2)	17,376	14,404	35,451	28,731

Interest expense	$16,887	$16,494	$33,827	$32,896

(1)For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the financing obligation to increase.

(2)Includes deferred cash payments of $1.4 million and $3.5 million for the three and six months ended June 30, 2026, respectively.

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

Termination Expenses (Austria) – In May 2026, the Company provided notices of termination to two executives of the Company. The notices of termination were effective May 15, 2026, and each employee will remain employed by the Company through September 15, 2026 pursuant to local notice requirements.

Each termination is being deemed a termination without cause under the respective executive’s employment agreement. In connection with their separations, subject to each executive entering into a customary release, each executive is entitled to payments and benefits for a termination without cause. Termination expenses were recorded to general and administrative expenses on the Company’s condensed consolidated statements of loss for the three and six months ended June 30, 2026.

A reconciliation of the liability in connection with the terminations as of June 30, 2026 is presented below.

Amounts in thousands
Balance as of January 1, 2026	$—
Termination expenses	1,250
Currency translation	(26)
Balance as of June 30, 2026	$1,224

7.INCOME TAXES

Income tax expense or benefits are recorded relative to the jurisdictions that recognize book earnings. For the six months ended June 30, 2026, the Company recognized income tax expense of $1.5 million on pre-tax loss of ($22.6) million, representing an effective income tax rate of (6.8%) compared to income tax expense of $1.7 million on pre-tax loss of ($26.7) million, representing an effective income tax rate of (6.5%) for the same period in 2025.

For the six months ended June 30, 2026, the Company computed an annual effective tax rate using forecasted information. Based on current forecasts, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings. The Company concluded that computing its effective tax rate using forecasted information would be appropriate in estimating tax expense for the six months ended June 30, 2026.

A number of items caused the effective income tax rate for the six months ended June 30, 2026 to differ from the US federal statutory income tax rate of 21%, including certain nondeductible business expenses in Poland, various exchange rate benefits, and income attributable to the non-controlling interest holder of Smooth Bourbon, which is taxed as a partnership for US federal income tax purposes. Further, the Company expects to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

During the first quarter of 2026, the Company established a valuation allowance against the net deferred tax assets of CPL, due to recent cumulative losses. This resulted in an increase to income tax expense of $0.3 million for the six months ended June 30, 2026. The Company continues to maintain a full valuation allowance on deferred tax assets for CMR, CRM and Century Resorts International Ltd. Additionally, the Company maintains a full valuation allowance on certain net deferred tax assets in the United States, which was initially recorded in the second quarter of 2024.

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

8.EQUITY

Loss per Share

The calculation of basic loss per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2026	2025	2026	2025
Weighted average common shares, basic	28,195	30,565	28,413	30,624
Dilutive effect of stock options	—	—	—	—
Weighted average common shares, diluted	28,195	30,565	28,413	30,624

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2026	2025	2026	2025
Stock options	675	437	537	256

Common Stock Repurchase Program

Since March 2000, the Company has had a discretionary program to repurchase its outstanding common stock. Beginning in May 2025, the Company entered into 10b5-1 trading plans (the “Plans”) for the purpose of repurchasing shares of the Company’s outstanding common stock in accordance with the share repurchase program previously authorized by the Board. The Plans are intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Repurchases of common stock under the Plans are being administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plans.

The Plan announced May 14, 2025 expired by its terms on July 31, 2025, the Plan announced August 11, 2025 expired by its terms on December 31, 2025, and the Plan announced on January 2, 2026 expired by its terms on May 10, 2026. The January 2, 2026 Plan authorized the repurchase of up to $1.5 million of shares of the Company’s outstanding common stock. During the three and six months ended June 30, 2026, the Company repurchased and retired 328,754 and 604,427 shares of the Company’s common stock for $0.5 million and $0.9 million, respectively, on the open market under the Plan. The Company has no currently effective Plans but may undertake additional stock repurchases in the future.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between the three levels for the three and six months ended June 30, 2026 and 2025.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. The Company had $4.0 million and $10.0 million in cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

10.REVENUE RECOGNITION

The Company derives revenue and other income from contracts with customers and financial instruments. A breakout of the Company’s derived revenue and other income is presented in the table below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2026	2025	2026	2025
Revenue from contracts with customers	$151,995	$150,818	$289,234	$281,261
Cost recovery income	—	991	—	991
Total revenue	$151,995	$151,809	$289,234	$282,252

The Company operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting), sports betting, iGaming, and entertainment facilities around the world. The Company generates revenue at its properties by providing the following types of products and services: gaming, pari-mutuel and sports betting, iGaming, hotel, food and beverage, and other.

Disaggregation of the Company’s revenue from contracts with customers by type of revenue and reportable segment is presented in the tables below.

	For the three months ended June 30, 2026
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Gaming	$30,963	$40,051	$5,907	$12,854	$19,637	$—	$109,412
Pari-mutuel, sports betting and iGaming	3,107	400	16	2,473	—	—	5,996
Hotel	4,317	1,662	9,061	158	—	—	15,198
Food and beverage	3,659	1,809	4,376	3,258	246	—	13,348
Other	1,530	758	4,018	1,696	39	—	8,041
Net operating revenue	$43,576	$44,680	$23,378	$20,439	$19,922	$—	$151,995

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

	For the three months ended June 30, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Gaming	$32,047	$37,155	$5,309	$12,415	$24,144	$—	$111,070
Pari-mutuel, sports betting and iGaming	2,225	250	9	2,587	—	—	5,071
Hotel	4,966	1,431	7,488	176	—	—	14,061
Food and beverage	3,693	1,806	4,548	3,215	243	—	13,505
Other	1,625	732	2,820	1,612	322	—	7,111
Net operating revenue	$44,556	$41,374	$20,174	$20,005	$24,709	$—	$150,818

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

	For the six months ended June 30, 2026
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Gaming	$61,593	$77,631	$11,585	$24,891	$40,411	$—	$216,111
Pari-mutuel, sports betting and iGaming	4,218	800	22	4,375	—	—	9,415
Hotel	7,525	3,045	14,456	305	—	—	25,331
Food and beverage	6,739	3,554	9,024	6,059	490	—	25,866
Other	2,430	1,457	5,359	3,132	133	—	12,511
Net operating revenue	$82,505	$86,487	$40,446	$38,762	$41,034	$—	$289,234

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

	For the six months ended June 30, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Gaming	$61,247	$72,698	$10,466	$23,194	$44,131	$—	$211,736
Pari-mutuel, sports betting and iGaming	2,963	500	7	4,486	—	—	7,956
Hotel	8,210	2,752	12,503	303	—	—	23,768
Food and beverage	6,757	3,571	9,113	5,702	468	—	25,611
Other	2,513	1,607	4,494	2,836	740	—	12,190
Net operating revenue	$81,690	$81,128	$36,583	$36,521	$45,339	$—	$281,261

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

The amount of revenue recognized that was included in the opening contract liability balance was $4.1 million and $3.0 million for the three and six months ended June 30, 2026, respectively, and $3.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively. This revenue consists primarily of the Company’s deferred revenue for events at the Nugget and deferred gaming revenue from player points earned through play at the Company’s casinos located in the United States. The balance in receivables relates to sports betting and iGaming revenue owed to the Company by its partners.

Activity in the Company’s receivables and contract liabilities is presented in the tables below.

	For the three months ended		For the three months ended
	June 30, 2026		June 30, 2025
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$1,322	$5,746	$493	$4,808
Closing	1,226	5,207	502	5,199
(Decrease) Increase	$(96)	$(539)	$9	$391

	For the six months ended		For the six months ended
	June 30, 2026		June 30, 2025
Amounts in thousands	Receivables	Contract Liabilities	Receivables	Contract Liabilities
Opening	$918	$3,870	$553	$3,644
Closing	1,226	5,207	502	5,199
Increase (Decrease)	$308	$1,337	$(51)	$1,555

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

The components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2026	2025	2026	2025
Operating lease expense	$1,732	$1,871	$3,442	$3,730

Finance lease expense:
Amortization of right-of-use assets	$65	$70	$133	$122
Interest on lease liabilities	12	18	25	34
Total finance lease expense	$77	$88	$158	$156

Short-term lease expense	$34	$33	$68	$65

Variable lease expense	$506	$363	$883	$725

Variable lease expense relates primarily to rates based on changes in indexes that are excluded from the lease liability and fluctuations in foreign currency related to leases in Poland.

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,
Amounts in thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26	$34
Operating cash flows from operating leases	3,281	3,495
Financing cash flows from finance leases	184	170

Right-of-use assets obtained in exchange for operating lease liabilities	$89	$3,732
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$403

Supplemental balance sheet information related to leases was as follows:

	As of	As of
Amounts in thousands	June 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets, net	$29,364	$32,753

Current portion of operating lease liabilities	5,227	5,155
Operating lease liabilities, net of current portion	27,676	31,093
Total operating lease liabilities	32,903	36,248

Finance leases
Finance lease right-of-use assets, gross	1,170	1,657
Accumulated depreciation	(476)	(533)
Property and equipment, net	694	1,124

Current portion of finance lease liabilities	278	330
Finance lease liabilities, net of current portion	343	499
Total finance lease liabilities	621	829

Weighted-average remaining lease term
Operating leases	11.4 years	11.2 years
Finance leases	2.2 years	2.5 years

Weighted-average discount rate
Operating leases	8.6%	8.4%
Finance leases	7.1%	7.1%

Maturities of lease liabilities as of June 30, 2026 were as follows:

Amounts in thousands	Operating Leases	Finance Leases
2026	$3,560	$157
2027	6,799	298
2028	6,621	174
2029	6,171	45
2030	4,181	—
Thereafter	29,727	—
Total lease payments	57,059	674
Less: imputed interest	(24,156)	(53)
Total	$32,903	$621

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

The Company’s chief operating decision maker is a management function comprised of two individuals. These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDAR as a primary profit measure for the Company’s reportable segments as follows:

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

Adjusted EBITDAR

Adjusted EBITDAR is a non-US GAAP measure defined as net (loss) earnings attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest earnings (loss) and transactions, pre-opening expenses, termination expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net (loss) earnings attributable to Century Casinos, Inc. shareholders and Adjusted EBITDAR reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US GAAP. Adjusted EBITDAR is not considered a measure of performance recognized under US GAAP.

The following tables provide information regarding the Company’s reportable segments:

	For the three months ended June 30, 2026
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net operating revenue	$43,576	$44,680	$23,378	$20,439	$19,922	$—	$151,995

Less:
Payroll expense	9,213	8,754	7,647	5,877	6,023
Operating expenses (2)	7,480	7,459	6,813	6,493	3,203
Gaming tax expense	17,311	10,299	574	—	9,820
Cost of goods sold	1,072	613	1,485	1,157	196
Marketing expenses	846	866	2,351	692	628
Segment Adjusted EBITDAR	$7,654	$16,689	$4,508	$6,220	$52		$35,123

Other operating benefits (costs) and other income (expenses):
Corporate and other expenses (3)							$(4,713)
Interest income							85
Interest expense (4)							(25,937)
Depreciation and amortization							(13,014)
Non-cash stock-based compensation							(211)
Gain on foreign currency transactions, cost recovery income and other							9
Loss on disposition of fixed assets							(22)
Loss before income taxes							(8,680)
Income tax expense							(625)
Net loss							$(9,305)

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

(2)Operating expenses include professional services, supplies, maintenance, utilities and other expenses not otherwise categorized in this table.

(3)Includes $1.3 million related to employee termination expenses at the Company’s office in Austria.

(4)Interest expense primarily relates to the Master Lease and the Goldman Credit Agreement.

	For the three months ended June 30, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net operating revenue	$44,556	$41,374	$20,174	$20,005	$24,709	$—	$150,818

Less:
Payroll expense	9,464	8,781	7,425	6,097	6,810
Operating expenses (2)	7,382	6,801	6,351	6,446	3,658
Gaming tax expense	17,872	8,668	595	—	12,054
Cost of goods sold	1,129	614	1,639	1,135	188
Marketing expenses	806	1,058	1,826	720	798
Pre-opening and termination expenses	—	—	—	—	(741)
Segment Adjusted EBITDAR	$7,903	$15,452	$2,338	$5,607	$1,942		$33,242

Other operating benefits (costs) and other income (expenses):
Corporate and other expenses							$(2,938)
Interest income							273
Interest expense (3)							(26,211)
Depreciation and amortization							(12,843)
Non-cash stock-based compensation							(195)
Gain on foreign currency transactions, cost recovery income and other (4)							1,124
Loss on disposition of fixed assets							(34)
Pre-opening and termination expenses							(741)
Loss before income taxes							(8,323)
Income tax expense							(1,250)
Net loss							$(9,573)

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

(2)Operating expenses include professional services, supplies, maintenance, utilities and other expenses not otherwise categorized in this table.

(3)Interest expense primarily relates to the Master Lease and the Goldman Credit Agreement.

(4)Includes $1.0 million related to cost recovery income for CDR in the Canada segment.

	For the six months ended June 30, 2026
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net operating revenue	$82,505	$86,487	$40,446	$38,762	$41,034	$—	$289,234

Less:
Payroll expense	18,295	17,681	15,428	11,759	12,150
Operating expenses (2)	13,589	14,486	12,285	11,814	6,249
Gaming tax expense	34,110	19,193	1,136	—	20,240
Cost of goods sold	1,956	1,194	2,956	2,123	382
Marketing expenses	1,518	1,596	2,739	1,363	1,458
Segment Adjusted EBITDAR	$13,037	$32,337	$5,902	$11,703	$555		$63,534

Other operating benefits (costs) and other income (expenses):
Corporate and other expenses (3)							$(8,185)
Interest income							221
Interest expense (4)							(51,882)
Depreciation and amortization							(26,031)
Non-cash stock-based compensation							(372)
Gain on foreign currency transactions, cost recovery income and other							201
Loss on disposition of fixed assets							(41)
Loss before income taxes							(22,555)
Income tax expense							(1,534)
Net loss							$(24,089)

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

(2)Operating expenses include professional services, supplies, maintenance, utilities and other expenses not otherwise categorized in this table.

(3)Includes $1.3 million related to employee termination expenses at the Company’s office in Austria.

(4)Interest expense primarily relates to the Master Lease and the Goldman Credit Agreement.

	For the six months ended June 30, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net operating revenue	$81,690	$81,128	$36,583	$36,521	$45,339	$—	$281,261

Less:
Payroll expense	18,426	18,132	14,990	11,557	12,887
Operating expenses (2)	13,537	13,888	11,677	11,588	7,052
Gaming tax expense	34,084	17,118	1,170	—	22,068
Cost of goods sold	1,983	1,245	3,302	2,017	359
Marketing expenses	1,517	1,855	2,385	1,392	1,507
Pre-opening and termination expenses	—	—	—	—	(1,022)
Segment Adjusted EBITDAR	$12,143	$28,890	$3,059	$9,967	$2,488		$56,547

Other operating benefits (costs) and other income (expenses):
Corporate and other expenses							$(6,088)
Interest income							653
Interest expense (3)							(52,247)
Depreciation and amortization							(25,236)
Non-cash stock-based compensation							(486)
Gain on foreign currency transactions, cost recovery income and other (4)							1,243
Loss on disposition of fixed assets							(84)
Pre-opening and termination expenses							(1,022)
Loss before income taxes							(26,720)
Income tax expense							(1,732)
Net loss							$(28,452)

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

(2)Operating expenses include professional services, supplies, maintenance, utilities and other expenses not otherwise categorized in this table.

(3)Interest expense primarily relates to the Master Lease and the Goldman Credit Agreement.

(4)Includes $1.0 million related to cost recovery income for CDR in the Canada segment.

Additional reconciliations of the Company’s assets by reportable segment are included in the table below.

	As of June 30,
Amounts in thousands	2026	2025	2026	2025	2026	2025
	Segment Assets (1)		Long-Lived Assets (2)		Total Assets
US East	$9,220	$10,033	$302,154	$313,402	$320,336	$331,045
US Midwest	13,411	13,555	315,139	326,908	331,898	343,769
US West	3,608	5,353	214,955	226,878	225,162	239,457
Canada	16,498	23,335	123,437	132,151	161,860	178,700
Poland	3,886	5,398	37,832	43,306	43,747	51,241
Other (3)	13,556	27,867	2,295	2,743	22,201	37,766
Total	$60,179	$85,541	$995,812	$1,045,388	$1,105,204	$1,181,978

(1)Segment assets are cash and cash equivalents.

(2)Long-lived assets are calculated as total assets less total current assets and deferred income taxes.

(3)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

Additional reconciliations of capital expenditures by reportable segment are included in the table below.

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2026	2025	2026	2025
US East	$1,362	$249	$1,671	$1,444
US Midwest	737	3,810	1,395	6,076
US West	850	594	1,178	2,985
Canada	90	973	497	1,741
Poland	91	173	1,078	233
Other (1)	9	10	12	19
Total	$3,139	$5,809	$5,831	$12,498

(1)Represents additional business activities including certain other corporate and management operations that are not included in the Company’s reportable segments. Information is presented for reconciliation purposes.

13.TRANSACTIONS WITH RELATED PARTIES

The land, buildings, structures and other improvements of the Nugget are leased from Smooth Bourbon (the “Nugget Lease”). Marnell and the Company each own 50% of Smooth Bourbon. The Company distributes dividends to non-controlling interests to Marnell for its ownership interest in Smooth Bourbon. The dividends consist of rent from the Nugget Lease offset by operating costs of Smooth Bourbon and are recorded as dividends to non-controlling interests in the Company’s condensed consolidated statement of cash flows. The Company paid Marnell $2.0 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $4.0 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively. The remaining 2026 rent payments under the Nugget Lease attributable to Marnell’s ownership interest in Smooth Bourbon are $4.0 million.

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

•We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989. As of June 30, 2026, CPL had casino licenses for and operated six casinos throughout Poland. We closed the Hilton Hotel casino in Warsaw in June 2025 after we were notified that we had not received a new license for the casino.

The following table summarizes information about CPL’s casinos as of June 30, 2026.

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

Strategic Review Process

In August 2025, we announced that our Board initiated a comprehensive strategic review of our operations, capital structure and strategic growth options. The review is exploring a range of potential strategic alternatives for our assets and businesses aimed at enhancing shareholder value and supporting long-term growth. These alternatives may include opportunities to unlock value within our existing property portfolio, optimize our capital structure, evaluate potential mergers, strategic partnerships, or the sale of the Company, and analyze potential divestments of assets or other asset-level transactions, including our Poland casinos. The Board has not set a timetable for the conclusion of this review. At this stage, no commitments or decisions have been made and there can be no assurance that the review will result in any transaction or particular change to our business. We do not intend to make further public comments on the process unless and until we determine that further disclosure is appropriate or necessary.

Presentation of Foreign Currency Amounts

The average exchange rates to the US dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2026	2025	% Change	2026	2025	% Change
Canadian dollar (CAD)	1.3843	1.3843	0.0%	1.3778	1.4096	2.3%
Euros (EUR)	0.8603	0.8816	2.4%	0.8573	0.9166	6.5%
Polish zloty (PLN)	3.6565	3.7569	2.7%	3.6364	3.8787	6.2%
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2026	2025	Change	Change	2026	2025	Change	Change
Gaming revenue	$109,412	$111,070	$(1,658)	(1.5%)	$216,111	$211,736	$4,375	2.1%
Pari-mutuel, sports betting and iGaming revenue	5,996	5,071	925	18.2%	9,415	7,956	1,459	18.3%
Hotel revenue	15,198	14,061	1,137	8.1%	25,331	23,768	1,563	6.6%
Food and beverage revenue	13,348	13,505	(157)	(1.2%)	25,866	25,611	255	1.0%
Other revenue	8,041	7,111	930	13.1%	12,511	12,190	321	2.6%
Net operating revenue	151,995	150,818	1,177	0.8%	289,234	281,261	7,973	2.8%
Gaming expenses	(57,376)	(58,851)	(1,475)	(2.5%)	(113,049)	(113,115)	(66)	(0.1%)
Pari-mutuel, sports betting and iGaming expenses	(6,744)	(6,203)	541	8.7%	(10,493)	(9,688)	805	8.3%
Hotel expenses	(5,537)	(5,078)	459	9.0%	(10,169)	(9,478)	691	7.3%
Food and beverage expenses	(11,557)	(12,168)	(611)	(5.0%)	(22,883)	(23,531)	(648)	(2.8%)
Other expenses	(3,760)	(3,396)	364	10.7%	(4,790)	(4,704)	86	1.8%
General and administrative expenses	(36,827)	(35,704)	1,123	3.1%	(72,878)	(71,794)	1,084	1.5%
Depreciation and amortization	(13,014)	(12,843)	171	1.3%	(26,031)	(25,236)	795	3.2%
Total operating costs and expenses	(134,815)	(134,243)	572	0.4%	(260,293)	(257,546)	2,747	1.1%
Earnings from operations	17,180	16,575	605	3.7%	28,941	23,715	5,226	22.0%

Income tax expense	(625)	(1,250)	625	50.0%	(1,534)	(1,732)	198	11.4%
Net earnings attributable to non-controlling interests	(1,605)	(2,736)	1,131	41.3%	(3,325)	(4,470)	1,145	25.6%
Net loss attributable to Century Casinos, Inc. shareholders	(10,910)	(12,309)	1,399	11.4%	(27,414)	(32,922)	5,508	16.7%
Adjusted EBITDAR (1)	$31,660	$30,304	$1,356	4.5%	$56,599	$50,459	$6,140	12.2%

Net loss per share attributable to Century Casinos, Inc. shareholders
Basic	$(0.39)	$(0.40)	$0.01	2.5%	$(0.96)	$(1.08)	$0.12	11.1%
Diluted	$(0.39)	$(0.40)	$0.01	2.5%	$(0.96)	$(1.08)	$0.12	11.1%

(1)For a discussion of Adjusted EBITDAR and reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders, see “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” below.

Comparability Impacts

Items impacting comparability of the results include the following:

Weather – Inclement weather negatively impacted revenue for the first three months of 2025 compared to the first three months of 2026 for all of our North American properties.

Summary of Changes by Reportable Segment

Net operating revenue increased by $1.2 million, or 0.8%, and by $8.0 million, or 2.8%, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Following is a breakout of net operating revenue by reportable segment for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025:

•US East decreased by ($1.0) million, or (2.2%), and increased by $0.8 million, or 1.0%.

•US Midwest increased by $3.3 million, or 8.0%, and by $5.4 million, or 6.6%.

•US West increased by $3.2 million, or 15.9%, and by $3.9 million, or 10.6%.

•Canada increased by $0.4 million, or 2.2%, and by $2.2 million, or 6.1%.

•Poland decreased by ($4.8) million, or (19.4%), and by ($4.3) million, or (9.5%).

Operating costs and expenses increased by $0.6 million, or 0.4%, and by $2.7 million, or 1.1%, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Following is a breakout of operating costs and expenses by reportable segment for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Corporate and Other is included for reconciliation purposes.

•US East decreased by ($0.7) million, or (1.7%), and increased by $0.1 million, or 0.1%.

•US Midwest increased by $2.1 million, or 6.9%, and by $1.9 million, or 3.1%.

•US West increased by $1.1 million, or 5.3%, and by $1.1 million, or 2.7%.

•Canada decreased by ($0.1) million, or (0.3%), and increased by $0.8 million, or 2.9%.

•Poland decreased by ($3.7) million, or (15.1%), and by ($3.1) million, or (6.9%).

•Corporate and Other increased by $1.8 million, or 56.9%, and by $2.0 million, or 30.0%.

Earnings from operations increased by $0.6 million, or 3.7%, and by $5.2 million, or 22.0%, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Following is a breakout of earnings from operations by reportable segment for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Corporate and Other is included for reconciliation purposes.

•US East decreased by ($0.3) million, or (7.3%), and increased by $0.7 million, or 16.5%.

•US Midwest increased by $1.2 million, or 10.7%, and by $3.5 million, or 16.4%.

•US West increased by $2.1 million, or 213.4%, and by $2.8 million, or 75.8%.

•Canada increased by $0.5 million, or 10.7%, and by $1.4 million, or 17.8%.

•Poland decreased by ($1.1) million, or (242.0%), and by ($1.2) million, or (336.1%).

•Corporate and Other loss from operations increased by $1.8 million, or 56.9%, and by $2.0 million, or 30.0%.

Net loss attributable to Century Casinos, Inc. shareholders decreased by ($1.4) million, or (11.4%), and by ($5.5) million, or (16.7%), for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Items deducted from or added to earnings from operations to arrive at net loss attributable to Century Casinos, Inc. shareholders include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense (benefit) and non-controlling interests. Interest expense, primarily from the Goldman Credit Agreement and the Master Lease, negatively impacts net loss attributable to Century Casinos, Inc. shareholders. For a discussion of these items, see “Non-Operating (Expense) Income” and “Taxes” below in this Item 2 and Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Non-US GAAP Measures Definitions and Calculations

Adjusted EBITDAR

Adjusted EBITDAR is used outside of our financial statements as a valuation metric. We define Adjusted EBITDAR as net (loss) earnings attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest earnings (loss) and transactions, pre-opening expenses, termination expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions, cost recovery income and other, gain on business combination and certain other one-time transactions. Expense related to the Master Lease is included in the interest expense (income), net line item. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net (loss) earnings attributable to Century Casinos, Inc. shareholders and Adjusted EBITDAR. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US generally accepted accounting principles (“US GAAP”).

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

The reconciliation of Adjusted EBITDAR to net loss attributable to Century Casinos, Inc. shareholders is presented below.

	For the three months ended June 30, 2026
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(2,862)	$6,023	$(708)	$1,145	$(528)	$(13,980)	$(10,910)
Interest income	—	—	—	(41)	(1)	(43)	(85)
Interest expense (2)	6,641	6,784	—	3,475	68	8,969	25,937
Income tax expense	—	59	—	440	23	103	625
Depreciation and amortization	3,869	3,819	3,394	1,201	711	20	13,014
Net earnings (loss) attributable to non-controlling interests	—	—	1,815	53	(263)	—	1,605
Non-cash stock-based compensation	—	—	—	—	—	211	211
Loss (gain) on foreign currency transactions, cost recovery income and other	—	—	5	(55)	34	7	(9)
Loss on disposition of fixed assets	6	4	2	2	8	—	22
Pre-opening and termination expenses	—	—	—	—	—	1,250	1,250
Adjusted EBITDAR	$7,654	$16,689	$4,508	$6,220	$52	$(3,463)	$31,660

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

	For the three months ended June 30, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(2,263)	$4,640	$(2,864)	$599	$245	$(12,666)	$(12,309)
Interest income	—	(3)	—	(91)	(3)	(176)	(273)
Interest expense (2)	6,344	6,741	—	3,429	52	9,645	26,211
Income tax expense	—	223	—	748	241	38	1,250
Depreciation and amortization	3,821	3,828	3,361	1,074	741	18	12,843
Net earnings attributable to non-controlling interests	—	—	1,840	772	124	—	2,736
Non-cash stock-based compensation	—	—	—	—	—	195	195
(Gain) loss on foreign currency transactions, cost recovery income and other (3)	—	—	—	(922)	(210)	8	(1,124)
Loss (gain) on disposition of fixed assets	1	23	1	(2)	11	—	34
Pre-opening and termination expenses	—	—	—	—	741	—	741
Adjusted EBITDAR	$7,903	$15,452	$2,338	$5,607	$1,942	$(2,938)	$30,304

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

(3)Includes $1.0 million related to cost recovery income for CDR in the Canada segment.

	For the six months ended June 30, 2026
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(8,017)	$10,966	$(4,532)	$1,699	$(835)	$(26,695)	$(27,414)
Interest income	—	—	—	(90)	(5)	(126)	(221)
Interest expense (2)	13,275	13,602	—	6,976	129	17,900	51,882
Income tax expense	—	108	—	677	430	319	1,534
Depreciation and amortization	7,769	7,653	6,778	2,403	1,393	35	26,031
Net earnings (loss) attributable to non-controlling interests	—	—	3,648	94	(417)	—	3,325
Non-cash stock-based compensation	—	—	—	—	—	372	372
Loss (gain) on foreign currency transactions, cost recovery income and other	—	—	5	(59)	(157)	10	(201)
Loss on disposition of fixed assets	10	8	3	3	17	—	41
Pre-opening and termination expenses	—	—	—	—	—	1,250	1,250
Adjusted EBITDAR	$13,037	$32,337	$5,902	$11,703	$555	$(6,935)	$56,599

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

	For the six months ended June 30, 2025
Amounts in thousands	US East	US Midwest	US West	Canada	Poland	Other (1)	Total
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	$(8,463)	$7,747	$(7,314)	$533	$81	$(25,506)	$(32,922)
Interest income	—	(12)	—	(183)	(11)	(447)	(653)
Interest expense (2)	12,981	13,220	—	6,729	102	19,215	52,247
Income tax expense	—	223	—	964	331	214	1,732
Depreciation and amortization	7,623	7,689	6,704	2,073	1,111	36	25,236
Net earnings attributable to non-controlling interests	—	—	3,623	805	42	—	4,470
Non-cash stock-based compensation	—	—	—	—	—	486	486
Gain on foreign currency transactions, cost recovery income and other (3)	—	—	—	(952)	(205)	(86)	(1,243)
Loss (gain) on disposition of fixed assets	2	23	46	(2)	15	—	84
Pre-opening and termination expenses	—	—	—	—	1,022	—	1,022
Adjusted EBITDAR	$12,143	$28,890	$3,059	$9,967	$2,488	$(6,088)	$50,459

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

Amounts in thousands	June 30, 2026	June 30, 2025
Total long-term debt, including current portion	$329,074	$327,960
Deferred financing costs	7,411	10,106
Total principal	$336,485	$338,066
Less: Cash and cash equivalents	$60,179	$85,541
Net Debt	$276,306	$252,525

RESULTS OF OPERATIONS – Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

US East
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2026	2025	Change	Change	2026	2025	Change	Change
Gaming revenue	$30,963	$32,047	$(1,084)	(3.4%)	$61,593	$61,247	$346	0.6%
Pari-mutuel, sports betting and iGaming revenue	3,107	2,225	882	39.6%	4,218	2,963	1,255	42.4%
Hotel revenue	4,317	4,966	(649)	(13.1%)	7,525	8,210	(685)	(8.3%)
Food and beverage revenue	3,659	3,693	(34)	(0.9%)	6,739	6,757	(18)	(0.3%)
Other revenue	1,530	1,625	(95)	(5.8%)	2,430	2,513	(83)	(3.3%)
Net operating revenue	43,576	44,556	(980)	(2.2%)	82,505	81,690	815	1.0%
Gaming expenses	(22,120)	(22,986)	(866)	(3.8%)	(43,771)	(44,285)	(514)	(1.2%)
Pari-mutuel, sports betting and iGaming expenses	(2,268)	(1,947)	321	16.5%	(2,859)	(2,401)	458	19.1%
Hotel expenses	(1,404)	(1,453)	(49)	(3.4%)	(2,665)	(2,780)	(115)	(4.1%)
Food and beverage expenses	(2,478)	(2,505)	(27)	(1.1%)	(4,672)	(4,667)	5	0.1%
Other expenses	(768)	(751)	17	2.3%	(1,169)	(1,171)	(2)	(0.2%)
General and administrative expenses	(6,884)	(7,010)	(126)	(1.8%)	(14,332)	(14,243)	89	0.6%
Depreciation and amortization	(3,869)	(3,821)	48	1.3%	(7,769)	(7,623)	146	1.9%
Total operating costs and expenses	(39,791)	(40,473)	(682)	(1.7%)	(77,237)	(77,170)	67	0.1%
Earnings from operations	3,785	4,083	(298)	(7.3%)	5,268	4,520	748	16.5%

Net loss attributable to Century Casinos, Inc. shareholders	(2,862)	(2,263)	(599)	(26.5%)	(8,017)	(8,463)	446	5.3%
Adjusted EBITDAR	$7,654	$7,903	$(249)	(3.2%)	$13,037	$12,143	$894	7.4%

The Happy Valley Casino in Pennsylvania opened in late April 2026. This casino is 112 miles from Rocky Gap. During the second quarter of 2026 we saw some decrease in customers traveling to Rocky Gap from some Pennsylvania markets; however, we believe that we are recapturing those customers and anticipate any continued disruption from this increased competition will be minimal.

We partner with sports betting operators that conduct sports wagering at our West Virginia location. The agreement provides for a share of net gaming revenue. In addition, we operate internet and mobile interactive gaming applications in West Virginia with two iGaming partners. The agreements provide for a share of net iGaming revenue.

Three Months Ended June 30, 2026 and 2025

The following discussion highlights results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Decreased net operating revenue was mainly due to decreased casino and hotel revenue, offset by increased pari-mutuel revenue at our Mountaineer property. We are increasing our marketing initiatives at Mountaineer for the summer months to drive growth. Decreased operating expenses were mainly due to decreased payroll and gaming-related expenses at Mountaineer. Net operating revenue and operating costs and expenses at Rocky Gap remained constant during this period.

Six Months Ended June 30, 2026 and 2025

The following discussion highlights results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Winter weather negatively impacted the properties during the three months ended March 31, 2025. Increased net operating revenue was primarily due to increased gaming revenue at our Rocky Gap property during the first quarter of 2026 as a result of increased visitation and decreased promotional allowances. Net operating revenue at Mountaineer remained constant during this period, with increased pari-mutuel revenue offsetting decreased casino and hotel revenue. Operating costs and expenses remained constant during this period.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this reportable segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

US Midwest
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2026	2025	Change	Change	2026	2025	Change	Change
Gaming revenue	$40,051	$37,155	$2,896	7.8%	$77,631	$72,698	$4,933	6.8%
Pari-mutuel, sports betting and iGaming revenue	400	250	150	60.0%	800	500	300	60.0%
Hotel revenue	1,662	1,431	231	16.1%	3,045	2,752	293	10.6%
Food and beverage revenue	1,809	1,806	3	0.2%	3,554	3,571	(17)	(0.5%)
Other revenue	758	732	26	3.6%	1,457	1,607	(150)	(9.3%)
Net operating revenue	44,680	41,374	3,306	8.0%	86,487	81,128	5,359	6.6%
Gaming expenses	(16,511)	(14,651)	1,860	12.7%	(31,273)	(29,154)	2,119	7.3%
Pari-mutuel, sports betting and iGaming expenses	(116)	—	116	100.0%	(210)	—	210	100.0%
Hotel expenses	(711)	(705)	6	0.9%	(1,421)	(1,384)	37	2.7%
Food and beverage expenses	(1,689)	(1,788)	(99)	(5.5%)	(3,407)	(3,684)	(277)	(7.5%)
Other expenses	(18)	(143)	(125)	(87.4%)	(35)	(187)	(152)	(81.3%)
General and administrative expenses	(8,946)	(8,635)	311	3.6%	(17,804)	(17,829)	(25)	(0.1%)
Depreciation and amortization	(3,819)	(3,828)	(9)	(0.2%)	(7,653)	(7,689)	(36)	(0.5%)
Total operating costs and expenses	(31,810)	(29,750)	2,060	6.9%	(61,803)	(59,927)	1,876	3.1%
Earnings from operations	12,870	11,624	1,246	10.7%	24,684	21,201	3,483	16.4%

Income tax expense	(59)	(223)	164	73.5%	(108)	(223)	115	51.6%
Net earnings attributable to Century Casinos, Inc. shareholders	6,023	4,640	1,383	29.8%	10,966	7,747	3,219	41.6%
Adjusted EBITDAR	$16,689	$15,452	$1,237	8.0%	$32,337	$28,890	$3,447	11.9%

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

Three Months Ended June 30, 2026 and 2025

The following discussion highlights results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Net operating revenue increased due to increased casino revenue at all Missouri and Colorado properties. In Cape Girardeau, increased revenue was also attributable to increased hotel revenue and sports betting. Operating costs and expenses increased due to increased gaming-related expenses at all properties.

Six Months Ended June 30, 2026 and 2025

The following discussion highlights results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Winter weather negatively impacted the properties during the three months ended March 31, 2025. Increased net operating revenue was primarily due to increased gaming revenue at our Missouri properties from increased visitation. In Cape Girardeau, increased revenue was also attributable to increased hotel revenue and sports betting. In Colorado, increased net operating revenue was due to increased gaming revenue at both properties. Operating costs and expenses increased primarily due to increased gaming-related expenses, offset by decreased payroll and marketing costs. Payroll expense in Colorado decreased due to the closure of table games in the first quarter of 2025.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this reportable segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

US West
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2026	2025	Change	Change	2026	2025	Change	Change
Gaming revenue	$5,907	$5,309	$598	11.3%	$11,585	$10,466	$1,119	10.7%
Pari-mutuel, sports betting and iGaming revenue	16	9	7	77.8%	22	7	15	214.3%
Hotel revenue	9,061	7,488	1,573	21.0%	14,456	12,503	1,953	15.6%
Food and beverage revenue	4,376	4,548	(172)	(3.8%)	9,024	9,113	(89)	(1.0%)
Other revenue	4,018	2,820	1,198	42.5%	5,359	4,494	865	19.2%
Net operating revenue	23,378	20,174	3,204	15.9%	40,446	36,583	3,863	10.6%
Gaming expenses	(3,247)	(3,154)	93	2.9%	(6,300)	(6,254)	46	0.7%
Hotel expenses	(3,352)	(2,849)	503	17.7%	(5,944)	(5,179)	765	14.8%
Food and beverage expenses	(3,628)	(4,031)	(403)	(10.0%)	(7,538)	(7,973)	(435)	(5.5%)
Other expenses	(2,945)	(2,469)	476	19.3%	(3,529)	(3,284)	245	7.5%
General and administrative expenses	(5,703)	(5,288)	415	7.8%	(11,238)	(10,834)	404	3.7%
Depreciation and amortization	(3,394)	(3,361)	33	1.0%	(6,778)	(6,704)	74	1.1%
Total operating costs and expenses	(22,269)	(21,152)	1,117	5.3%	(41,327)	(40,228)	1,099	2.7%
Earnings (loss) from operations	1,109	(978)	2,087	213.4%	(881)	(3,645)	2,764	75.8%

Net earnings attributable to non-controlling interests	(1,815)	(1,840)	25	1.4%	(3,648)	(3,623)	(25)	(0.7%)
Net loss attributable to Century Casinos, Inc. shareholders	(708)	(2,864)	2,156	75.3%	(4,532)	(7,314)	2,782	38.0%
Adjusted EBITDAR	$4,508	$2,338	$2,170	92.8%	$5,902	$3,059	$2,843	92.9%

We partner with sports betting operators that conduct sports wagering in Nevada. The agreement provides for a share of net gaming revenue.

Three Months Ended June 30, 2026 and 2025

The following discussion highlights results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Net operating revenue at the Nugget increased primarily due to increased hotel revenue and ticket revenue from two larger concerts during the quarter, and decreased promotional allowances. Operating costs and expenses increased due to increased entertainment-related costs and increased payroll.

Six Months Ended June 30, 2026 and 2025

The following discussion highlights results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Winter weather negatively impacted the Nugget during the three months ended March 31, 2025. Net operating revenue at the Nugget increased primarily due to increased hotel revenue, ticket revenue and decreased promotional allowances. Operating costs and expenses increased due to increased entertainment-related costs and increased payroll.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this reportable segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Canada
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2026	2025	Change	Change	2026	2025	Change	Change
Gaming revenue	$12,854	$12,415	$439	3.5%	$24,891	$23,194	$1,697	7.3%
Pari-mutuel, sports betting and iGaming revenue	2,473	2,587	(114)	(4.4%)	4,375	4,486	(111)	(2.5%)
Hotel revenue	158	176	(18)	(10.2%)	305	303	2	0.7%
Food and beverage revenue	3,258	3,215	43	1.3%	6,059	5,702	357	6.3%
Other revenue	1,696	1,612	84	5.2%	3,132	2,836	296	10.4%
Net operating revenue	20,439	20,005	434	2.2%	38,762	36,521	2,241	6.1%
Gaming expenses	(2,517)	(2,498)	19	0.8%	(5,033)	(4,759)	274	5.8%
Pari-mutuel, sports betting and iGaming expenses	(4,360)	(4,256)	104	2.4%	(7,424)	(7,287)	137	1.9%
Hotel expenses	(70)	(71)	(1)	(1.4%)	(139)	(135)	4	3.0%
Food and beverage expenses	(2,814)	(2,840)	(26)	(0.9%)	(5,385)	(5,210)	175	3.4%
Other expenses	(29)	(33)	(4)	(12.1%)	(57)	(62)	(5)	(8.1%)
General and administrative expenses	(4,429)	(4,700)	(271)	(5.8%)	(9,021)	(9,101)	(80)	(0.9%)
Depreciation and amortization	(1,201)	(1,074)	127	11.8%	(2,403)	(2,073)	330	15.9%
Total operating costs and expenses	(15,420)	(15,472)	(52)	(0.3%)	(29,462)	(28,627)	835	2.9%
Earnings from operations	5,019	4,533	486	10.7%	9,300	7,894	1,406	17.8%

Income tax expense	(440)	(748)	308	41.2%	(677)	(964)	287	29.8%
Net earnings attributable to non-controlling interests	(53)	(772)	719	93.1%	(94)	(805)	711	88.3%
Net earnings attributable to Century Casinos, Inc. shareholders	1,145	599	546	91.2%	1,699	533	1,166	218.8%
Adjusted EBITDAR	$6,220	$5,607	$613	10.9%	$11,703	$9,967	$1,736	17.4%

In February 2023, the AGLC, Alberta’s gaming regulatory agency, approved a temporary increase from 15% of slot machine net sales retained by casinos to 17%, which was extended in January 2026 through March 31, 2029.

In 2024, a competitor received conditional approval from the AGLC to relocate its casino from Camrose, Alberta, to south Edmonton, approximately 11 miles from our Century Mile property. In May 2026, a judicial review of the AGLC’s decision determined that the competitor will need to reapply for relocation. At this time, there is no indication whether a new approval for the relocation will be granted. If the approval is granted, a new competitor in the Edmonton market near our Edmonton casinos could lead to a decrease in visitors to our casinos and have a negative impact on our results of operations in Canada.

In June 2025, Alberta’s Bill 48 regulating iGaming in Alberta passed. The bill created an open market for online sports betting and iGaming, with retail sports betting available at casinos and specific sports venues. Online sports betting and iGaming operators began operating in Alberta on July 13, 2026, and retail sports betting is subject to final regulatory details before launching. We plan to offer retail sports betting at our locations in Alberta through either a licensed third-party provider or the AGLC.

We discontinued off-track betting at our St. Albert property at the end of April 2026. We converted the previous OTB room into a slot VIP room with 12 additional slot machines.

Results in US dollars were impacted by a 2.3% increase in the average exchange rate between the US dollar and Canadian dollar for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The exchange rate remained constant for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

The tables below provide results for the Canada reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in CAD, in millions	2026	2025	Change	Change	2026	2025	Change	Change
Net operating revenue
Canada	28.3	27.7	0.6	2.2%	53.4	51.4	2.0	3.9%

Operating costs and expenses (1)
Canada	19.7	19.9	(0.2)	(1.0%)	37.3	37.4	(0.1)	(0.3%)

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in USD, in millions	2026	2025	Change	Change	2026	2025	Change	Change
Net operating revenue
Canada	$20.4	$20.0	$0.4	2.2%	$38.7	$36.5	$2.2	6.1%

Operating costs and expenses (1)
Canada	$14.2	$14.4	$(0.2)	(1.4%)	$27.1	$26.6	$0.5	1.9%

(1)Operating costs and expenses are calculated for this table as total operating costs and expenses less depreciation and amortization.

Three Months Ended June 30, 2026 and 2025

The following discussion highlights results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Explanations below are provided based on CAD results.

Net operating revenue increased due to increased gaming revenue at our St. Albert, Edmonton and Century Mile properties and increased food and beverage revenue at our St. Albert property. Net operating revenue at our Century Downs property remained constant. Operating costs and expenses remained relatively constant.

Six Months Ended June 30, 2026 and 2025

The following discussion highlights results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Explanations below are provided based on CAD results.

Net operating revenue increased due to increased gaming revenue at all properties and increased food and beverage revenue at our St. Albert property, offset by decreased pari-mutuel revenue at our Century Mile and Century Downs properties. Operating costs and expenses remained relatively constant.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this reportable segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Poland
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2026	2025	Change	Change	2026	2025	Change	Change
Gaming revenue	$19,637	$24,144	$(4,507)	(18.7%)	$40,411	$44,131	$(3,720)	(8.4%)
Food and beverage revenue	246	243	3	1.2%	490	468	22	4.7%
Other revenue	39	322	(283)	(87.9%)	133	740	(607)	(82.0%)
Net operating revenue	19,922	24,709	(4,787)	(19.4%)	41,034	45,339	(4,305)	(9.5%)
Gaming expenses	(12,981)	(15,562)	(2,581)	(16.6%)	(26,672)	(28,663)	(1,991)	(6.9%)
Food and beverage expenses	(948)	(1,004)	(56)	(5.6%)	(1,881)	(1,997)	(116)	(5.8%)
General and administrative expenses	(5,941)	(6,938)	(997)	(14.4%)	(11,926)	(13,213)	(1,287)	(9.7%)
Depreciation and amortization	(711)	(741)	(30)	(4.0%)	(1,393)	(1,111)	282	25.4%
Total operating costs and expenses	(20,581)	(24,245)	(3,664)	(15.1%)	(41,872)	(44,984)	(3,112)	(6.9%)
(Loss) earnings from operations	(659)	464	(1,123)	(242.0%)	(838)	355	(1,193)	(336.1%)

Income tax expense	(23)	(241)	218	90.5%	(430)	(331)	(99)	(29.9%)
Net loss (earnings) attributable to non-controlling interests	263	(124)	387	312.1%	417	(42)	459	1092.9%
Net (loss) earnings attributable to Century Casinos, Inc. shareholders	(528)	245	(773)	(315.5%)	(835)	81	(916)	(1130.9%)
Adjusted EBITDAR	$52	$1,942	$(1,890)	(97.3%)	$555	$2,488	$(1,933)	(77.7%)

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

Results in US dollars were impacted by a 2.7% and 6.2% increase in the average exchange rate between the US dollar and Polish zloty for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

The tables below provide results for the Poland reportable segment.

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in PLN, in millions	2026	2025	Change	Change	2026	2025	Change	Change
Net operating revenue
Poland	72.8	92.8	(20.0)	(21.6%)	149.3	175.3	(26.0)	(14.8%)

Operating costs and expenses (1)
Poland	72.6	88.3	(15.7)	(17.8%)	147.2	169.8	(22.6)	(13.3%)

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in USD, in millions	2026	2025	Change	Change	2026	2025	Change	Change
Net operating revenue
Poland	$19.9	$24.7	$(4.8)	(19.4%)	$41.0	$45.3	$(4.3)	(9.5%)

Operating costs and expenses (1)
Poland	$19.9	$23.5	$(3.6)	(15.3%)	$40.5	$43.9	$(3.4)	(7.7%)

(1)Operating costs and expenses are calculated for this table as total operating costs and expenses less depreciation and amortization.

Three and Six Months Ended June 30, 2026 and 2025

The following discussion highlights results for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Explanations below are provided based on PLN results.

Net operating revenue decreased primarily due to the closure of the casino at the Hilton Hotel in Warsaw, which was partially offset by increased revenue at the Warsaw Presidential Hotel, the casino in Katowice and the recently opened second casino in Wroclaw. In addition, table hold in June 2026 was unusually low having a negative impact on gaming revenue. Operating costs and expenses decreased due to decreased gaming-related expenses and decreased payroll and rent expense, primarily due to the closure of the casino at the Hilton Hotel in Warsaw.

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

Corporate and Other
	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2026	2025	Change	Change	2026	2025	Change	Change
General and administrative expenses	(4,924)	(3,133)	1,791	57.2%	(8,557)	(6,574)	1,983	30.2%
Depreciation and amortization	(20)	(18)	2	11.1%	(35)	(36)	(1)	(2.8%)
Total operating costs and expenses	(4,944)	(3,151)	1,793	56.9%	(8,592)	(6,610)	1,982	30.0%
Loss from operations	(4,944)	(3,151)	(1,793)	(56.9%)	(8,592)	(6,610)	(1,982)	(30.0%)

Income tax expense	(103)	(38)	(65)	(171.1%)	(319)	(214)	(105)	(49.1%)
Net loss attributable to Century Casinos, Inc. shareholders	(13,980)	(12,666)	(1,314)	(10.4%)	(26,695)	(25,506)	(1,189)	(4.7%)
Adjusted EBITDAR	$(3,463)	$(2,938)	$(525)	(17.9%)	$(6,935)	$(6,088)	$(847)	(13.9%)

Three and Six Months Ended June 30, 2026 and 2025

The following discussion highlights results for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

Total operating costs and expenses, including general and administrative expenses, increased primarily due to increased legal and accounting expenses and increased payroll costs due to the termination expense accrual described in Note 6, “Commitments, Contingencies and Other Matters,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net loss attributable to Century Casinos, Inc. shareholders is driven primarily by interest expense under the Goldman Credit Agreement.

Corporate and Other is presented for reconciliation purposes only. A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDAR for this segment can be found in the “Non-US GAAP Measures Definitions and Calculations – Adjusted EBITDAR” discussion above.

Non-Operating (Expense) Income

Non-operating (expense) income was as follows:

	For the three months				For the six months
	ended June 30,			%	ended June 30,			%
Amounts in thousands	2026	2025	$ Change	Change	2026	2025	$ Change	Change
Interest income	$85	$273	$(188)	(68.9%)	$221	$653	$(432)	(66.2%)
Interest expense	(25,937)	(26,211)	274	1.0%	(51,882)	(52,247)	365	0.7%
(Loss) gain on foreign currency transactions, cost recovery income and other	(8)	1,040	(1,048)	(100.8%)	165	1,159	(994)	(85.8%)
Non-operating (expense) income	$(25,860)	$(24,898)	$(962)	(3.9%)	$(51,496)	$(50,435)	$(1,061)	(2.1%)

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

A breakdown of interest expense is below.

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2026	2025	2026	2025
Interest expense - credit agreements	$8,195	$8,864	$16,350	$17,656
Interest expense - VICI PropCo financing obligation	16,887	16,494	33,827	32,896
Interest expense - deferred financing costs	674	674	1,348	1,348
Interest expense - miscellaneous	181	179	357	347
Total interest expense	$25,937	$26,211	$51,882	$52,247

(Loss) gain on foreign currency transactions, cost recovery income and other

Cost recovery income relates to infrastructure built during the development of the Century Downs REC project. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. The distribution to CDR’s non-controlling shareholders is part of an agreement between CRM and CDR. There was no cost recovery income received by CDR for the three and six months ended June 30, 2026. Cost recovery income of $1.0 million was received by CDR for the three and six months ended June 30, 2025.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2026, we recognized income tax expense of $1.5 million on pre-tax loss of ($22.6) million, representing an effective income tax rate of (6.8%), compared to an income tax expense of $1.7 million on pre-tax loss of ($26.7) million, representing an effective income tax rate of (6.5%) for the same period in 2025. For further discussion of our effective income tax rates and an analysis of our effective income tax rate compared to the US federal statutory income tax rate, see Note 7, “Income Taxes,” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Cash Flows – Summary

Our cash flows, cash, cash equivalents and restricted cash, and working capital consisted of the following:

	For the six months
	ended June 30,
Amounts in thousands	2026	2025
Net cash provided by operating activities	$7,314	$6,658
Net cash used in investing activities	(5,831)	(12,982)
Net cash used in financing activities	(9,289)	(7,867)

	As of June 30,
Amounts in thousands	2026	2025
Cash, cash equivalents and restricted cash (1)	$60,470	$85,807
Working capital (2)	$15,014	$35,062

(1)Cash, cash equivalents and restricted cash as of June 30, 2025 included $0.2 million of cash previously funded by VICI PropCo that had not been spent on our Caruthersville project as of such date.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 consisted of $1.7 million in slot machines and gaming-related purchases for our US properties, $0.1 million of building improvements at our Central City property in Colorado, $0.6 million in elevator upgrades at the Nugget in Nevada, $0.1 million to add a sportsbook at Century Downs in Canada, $0.8 million to renovate the new Wroclaw casino in Poland, and $2.5 million in other fixed asset additions at our properties.

Net cash used in investing activities for the six months ended June 30, 2025 consisted of $0.7 million for a casino license in Poland, $1.3 million in slot machines and gaming-related purchases for our US properties, $0.7 million for exterior renovations at our Cripple Creek property in Colorado, $0.7 million in exterior renovations at Mountaineer in West Virginia, $0.2 million for bar renovations at Rocky Gap in Maryland, $3.6 million for our casino project in Caruthersville, Missouri, $2.0 million in elevator upgrades at the Nugget in Nevada, $0.7 million in racing-related updates at Century Downs and $0.5 million in exterior renovations at St. Albert in Canada, $0.6 million to renovate the new Wroclaw casino in Poland, and $2.3 million in other fixed asset additions at our properties, offset by $0.2 million collected on a note receivable and less than $0.1 million in proceeds from the disposal of assets.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 consisted of $4.0 million in distributions to non-controlling interests, $0.9 million to repurchase and retire shares of our common stock, $1.1 million of principal payments net of proceeds from borrowings and $3.3 million of repayments of insurance financing net of proceeds. See Part II, Item 5 of this Form 10-Q for additional details.

Net cash used in financing activities for the six months ended June 30, 2025 consisted of $4.7 million in distributions to non-controlling interests, $1.0 million to repurchase and retire shares of our common stock and $2.2 million of principal payments net of proceeds from borrowings.

Borrowings and Repayments of Long-Term Debt and Lease Agreements

As of June 30, 2026, our total debt under bank borrowings and other agreements, net of $7.4 million related to deferred financing costs, was $329.1 million, of which $321.4 million was long-term debt and $7.7 million was the current portion of long-term debt. The current portion relates to payments due within one year under our Goldman Credit Agreement, CPL Credit Facility, and the CPL Credit Agreement. Our Goldman Credit Agreement provides for a $350.0 million Term Loan, drawn in April 2022, and a $30.0 million Revolving Facility. No amounts are currently outstanding under the Revolving Facility. The CPL Credit Facility is a PLN 15.0 million ($4.0 million based on the exchange rate in effect on June 30, 2026) line of credit available through June 2027. We intend to repay the CPL Credit Facility and the current portion of our other debt obligations with available cash. If opportunities to repurchase debt at a discount are offered, as occurred in February 2024, we may undertake such repurchases. We also may seek to refinance our debt if market conditions allow. For a description of our debt agreements, see Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $276.3 million as of June 30, 2026 compared to $252.5 million as of June 30, 2025. The increase in net debt is primarily due to decreased cash. For the definition and reconciliation of Net Debt to the most directly comparable US GAAP measure, see “Non-US GAAP Measures Definitions and Calculations – Net Debt” above.

The following table lists the remaining maturities of our debt in 2026:

Amounts in thousands
Goldman Term Loan (1)	CPL Credit Agreement	CPL Credit Facility (2)	Total
$1,750	$129	$3,945	$5,824

(1)The Goldman Term Loan requires scheduled quarterly payments of $875,000, equal to 0.25% of the original aggregate principal amount of the Goldman Term Loan, with the balance due at maturity.

(2)The CPL Credit Facility is a line of credit available through June 2027. There is no set repayment schedule for the line of credit. We have included the balance in 2026 based on our planned repayment schedule.

As of June 30, 2026, estimated cash payments due under the Master Lease for the remainder of 2026 are $31.7 million, which includes a CPI increase. Cash payments to the non-controlling interests under the lease between Smooth Bourbon and the Nugget (the “Nugget Lease”) for 2026 are estimated to be $4.0 million.

The following table details cash payments under the Master Lease and 50% of the cash payments under the Nugget Lease for the three and six months ended June 30, 2026 and three and six months ended June 30, 2025.

	For the three months ended		For the six months ended
	June 30,		June 30,
Amounts in thousands	2026	2025	2026	2025
Master Lease	$17,376	$14,404	$35,451	$28,731
Nugget Lease (1)	2,018	1,936	4,023	3,849

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

The following table lists the amount of remaining 2026 payments due under our operating and finance lease agreements:

Amounts in thousands
Operating Leases	Finance Leases
$3,560	$157

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

The Plan announced May 14, 2025 expired by its terms on July 31, 2025, the Plan announced August 11, 2025 expired by its terms on December 31, 2025, and the Plan announced on January 2, 2026 expired by its terms on May 10, 2026. The January 2, 2026 Plan authorized the repurchase of up to $1.5 million of shares of our outstanding common stock. During the three and six months ended June 30, 2026, we repurchased and retired 328,754 and 604,427 shares of our common stock for $0.5 million and $0.9 million, respectively, on the open market under the Plan. We have no currently active plans but may undertake additional stock repurchases in the future. See Part II, Item 2 of this report for additional details.

Potential Sources and Uses of Liquidity and Short-Term Liquidity

Historically, our primary source of liquidity and capital resources has been cash flow from operations. As of June 30, 2026, we had $60.2 million in cash and cash equivalents compared to $68.9 million in cash and cash equivalents at December 31, 2025. Financing activities of $5.8 million and investing activities of $11.1 million contributed to the decrease in cash and cash equivalents as discussed in “Financing Activities” and “Investing Activities” above. Remaining capital expenditures for 2026 are estimated to be approximately $9.7 million.

A substantial portion of our operating cash flow also is used to fund our debt repayments and lease payments as described in “Borrowings and Repayments of Long-Term Debt and Lease Agreements” above. When necessary and available, we supplement the cash flows generated by our operations with funds provided by bank borrowings or other debt or equity financing activities. If we have aggregate outstanding revolving loans, swingline loans, and letters of credit under the Goldman Credit Agreement greater than $10.5 million as of the last day of any fiscal quarter, we are required to maintain a Consolidated First Lien Net Leverage Ratio of 5.50 to 1.00 or less for such fiscal quarter. We had no outstanding revolving loans, swingline loans, or letters of credit as of June 30, 2026, and therefore the Consolidated First Lien Net Leverage Ratio requirement did not apply. As of June 30, 2026, we had $30.0 million available on our Revolving Facility. See Note 4, “Long-Term Debt” to our condensed consolidated financial statements included in Part I, Item 1 of this report.

We may be required to raise additional capital to address our liquidity and capital needs. We have a shelf registration statement with the SEC that became effective in June 2026 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities.

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

Approximately $25.4 million of our total $60.2 million in cash and cash equivalents at June 30, 2026 is held by our foreign subsidiaries, of which $16.5 million, including $9.1 million in casino cash, is held by our Canadian subsidiaries, $3.9 million, including $3.2 million in casino cash, is held by our Poland subsidiary, and the remaining $5.0 million is held by our foreign corporate subsidiaries. The cash and cash equivalents held by our foreign subsidiaries are not available to fund US operations unless repatriated. We expect to incur withholding tax on future repatriation of current earnings in certain non-US subsidiaries.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the period covered by this report. Based on such evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weakness described in "Material Weakness" below.

Material Weakness

We concluded that our internal control over financial reporting was not effective as of December 31, 2025 and that a material weakness existed. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in our internal control over financial reporting as of December 31, 2025: We did not adequately design, implement and maintain effective controls to timely review certain key inputs and assumptions used in the performance of impairment testing and related disclosures.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings arising from normal business operations. See Note 6 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding legal actions and proceedings.

Item 1A. Risk Factors

Except as described below, there have been no material changes to the risk factors previously described in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2025.

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek changes that conflict with our strategies could cause uncertainty about the direction of our business.

Stockholders may from time to time engage in proxy solicitations, submit stockholder proposals or Board nominations or otherwise attempt to effect changes, assert influence, or acquire some level of control over us. In April 2026, we entered into a Nomination Agreement with Brigade. Pursuant to the Nomination Agreement, Brigade nominated Mitchell Etess as a director, who was subsequently approved and appointed by the Company’s Board of Directors upon the recommendation of the Board’s Governance and Nominating Committee. The Nomination Agreement provides that Brigade will not, subject to certain limited exceptions, make a business combination or purchase proposal for the Company or take any action in support of or make any public proposal with respect to controlling or influencing the Company’s management, the Board, or the Company’s policies or purchase any of the Company’s common stock. The standstill provisions of the Nominating Agreement have a term of nine months or a potentially earlier date, subject to certain terms and conditions.

Activist investors may attempt to effect changes in our strategic direction and how we are governed, or to acquire control over us. Some investors seek to increase short-term shareholder value by advocating for corporate actions, such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. While we welcome varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our board of directors and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our board may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

In March 2000, our Board approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our Board approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $9.9 million remaining as of June 30, 2026.

Beginning in May 2025, we announced the Plans for the purpose of repurchasing shares of our outstanding common stock in accordance with the share repurchase program previously authorized by the Board. The Plans are intended to comply with Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2026, there were no repurchases under our repurchase program outside of the Plans. There are no currently active 10b5-1 trading plans.

The table below details the repurchases made under the Plans during the fiscal quarter ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans	Approximate dollar amount that may yet be purchased under the plan (in millions) ($)
Plan Adopted January 1, 2026
April 2026	281,942	1.49	281,942	0.7
May 2026	46,812	1.46	46,812	—
Total	328,754	1.49	328,754

Item 5. Other Information

Rule 10b5-1 Trading Plans

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2026.

Item 6. Exhibits

Exhibit No.	Document
3.1*	Certificate of Incorporation of Century Casinos, Inc.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Margaret Stapleton

Margaret Stapleton

Chief Financial Officer

(on behalf of the Registrant and as principal financial officer and as principal accounting officer)

Date: August 6, 2026